Form 10-Q
period 2009-09-30
Zoom Telephonics, Inc.
filed 2009-11-13
CIK 1467761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to ________

Commission File Number 0-18672

———————

ZOOM TELEPHONICS, INC.

(Exact Name of Registrant as Specified in its Charter)

———————

Delaware	04-2621506
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

207 South Street, Boston, Massachusetts	02111
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (617) 423-1072

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES    NO ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES ☐  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☑
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☑

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of September 30, 2009, was 1,980,978 shares.

ZOOM TELEPHONICS, INC.

INDEX

Part I. Financial Information

Item 1.        Financial Statements

1

Condensed Balance Sheet as of September 30, 2009 and December 31, 2008 (Unaudited)

1

Condensed  Statements Of Operations for the Three and Nine Months Ended
September 30, 2009 and 2008 (Unaudited)

2

Condensed  Statements Of Cash Flows for the Nine Months Ended
September 30, 2009 and 2008 (Unaudited)

3

Notes to Condensed Financial Statements

4

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

8

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

14

Item 4.        Controls and Procedures

15

Part II.  Other Information

Item 1a.      Risk Factors

16

Item 6.        Exhibits

16

Signatures

17

Exhibit Index

18

INFORMATION PRESENTED IN THIS QUARTERLY REPORT

On January 28, 2009, Zoom Technologies, Inc. entered into a Share Exchange Agreement (the “Agreement”) with Tianjin Tong Guang Group Digital Communication Co., Ltd (“TCB Digital”), TCB Digital’s majority shareholder, Gold Lion Holding Limited (“Gold Lion”) and Lei Gu (“Gu”), a shareholder of Gold Lion. On May 12, 2009, the parties amended the Agreement to, among other actions, add Songtao Du (“Du”), a shareholder of Gold Lion, as a party to the Agreement. On September 22, 2009, pursuant to the Agreement, Zoom Technologies acquired all the outstanding shares of Gold Lion.  In addition, as part of the transaction, Zoom Technologies spun off its then-current business, which consisted of its ownership of Zoom Telephonics, to its stockholders, by distributing and transferring its assets and liabilities to Zoom Telephonics and issuing a dividend of the Zoom Telephonics’ shares to its stockholders.  As a result of the spin-off, Zoom Technologies no longer owns any shares of Zoom Telephonics.

 Upon the completion of the spin-off, Zoom Telephonics became a separate publicly traded company.  Zoom Telephonics produces, markets, sells, and supports broadband and dial-up modems, Voice over Internet Protocol or “VoIP” products and services, Bluetooth® wireless products, and other communication-related products (the “Communications Business”) which had been formerly owned and operated by Zoom Technologies.

The weighted average shares presentation is a pro-forma presentation shown with the weighted average number of shares for all periods equal to the number of shares at September 30, 2009.  We are using a pro-forma presentation because the true historical number of shares prior to September 22, 2009 was 200 and the true historical earnings per share using the 200 in the weighted average shares calculations would be misleading.

As used in Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” and the “Company” mean Zoom Telephonics, Inc. (unless the context indicates a different meaning).

We describe in this Quarterly Report on Form 10-Q the Communications Business transferred to Zoom Telephonics by Zoom Technologies in connection with the spin-off as though the Communications Business were our business for all historical periods described. References in this Quarterly Report to the historical assets, liabilities, products, business or activities of our business are intended to refer to the historical assets, liabilities, products, business or activities of the Communications Business as those were conducted as part of Zoom Technologies prior to the date of the spin-off.

For more information, see Note 10 to our unaudited financial statements included herein.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

ZOOM TELEPHONICS, INC.

Condensed Balance Sheet
(unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$1,464,721	$1,204,984
Accounts receivable, net of allowances of $572,752 at September 30, 2009 and $811,813 at December 31, 2008	1,208,729	1,162,921
Inventories	1,728,602	2,902,979
Prepaid expenses and other current assets	166,025	234,429
Total current assets	4,568,077	5,505,312
Equipment, net	66,946	102,491
Deferred other receivable	171,525	—
Investments	—	960,000
Total assets	$4,806,548	$6,567,803

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,048,303	$1,210,970
Accrued expenses	450,788	399,507
Total current liabilities	1,499,091	1,610,477
Total liabilities	1,499,091	1,610,477

Stockholders' equity Common stock, $0.01 par value:
Authorized - 25,000,000 shares; issued – 1,980,978 shares at September 30, 2009 and 200 shares at December 31, 2008, respectively	19,810	2
Additional paid-in capital	32,387,478	31,872,196
Accumulated deficit	(29,460,863)	(27,260,044)
Accumulated other comprehensive income (loss)–currency translation adjustment	361,032	345,172
Total stockholders' equity	3,307,457	4,957,326

Total liabilities and stockholders' equity	$4,806,548	$6,567,803

See accompanying notes.

ZOOM TELEPHONICS, INC.

Condensed  Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales	$2,532,952	$3,885,437	$7,947,234	$11,527,464
Cost of goods sold	1,869,010	3,136,492	5,806,564	9,136,132
Gross profit	663,942	748,945	2,140,670	2,391,332

Operating expenses:
Selling	445,098	749,264	1,382,915	2,311,557
General and administrative	740,563	620,212	1,993,400	1,757,202
Research and development	346,565	418,853	999,131	1,322,048
	1,532,226	1,788,329	4,375,446	5,390,807
Operating profit (loss) before gain on sale of real estate	(868,284)	(1,039,384)	(2,234,776)	(2,999,475)
Gain on sale of real estate	—	95,926	—	287,778
Operating profit (loss)	(868,284)	(943,458)	(2,234,776)	(2,711,697)

Other:
Interest income	437	9,413	3,357	47,973
Other, net	9	(59,015)	34,908	(84,738)
Total other income (expense), net	446	(49,602)	38,265	(36,765)

Income (loss) before income taxes	(867,838)	(993,060)	(2,196,511)	(2,748,462)

Income tax expense (benefit)	4,013	—	4,308	—

Net income (loss)	$(871,851)	$(993,060)	$(2,200,819)	$(2,748,462)

Basic and diluted net income (loss) per share	$(0.44)	$(0.50)	$(1.11)	$(1.39)

Weighted average common and common equivalent shares:
Basic and diluted	1,980,978	1,980,978	1,980,978	1,980,978

Note:  the weighted average shares presentation is a pro-forma presentation shown with the weighted average number of shares for all periods equal to the number of shares at September 30, 2009.  We are using a pro-forma presentation because the true historical number of shares prior to September 22, 2009 was 200 and the true historical earnings per share using the 200 in the weighted average shares calculations would be misleading.

See accompanying notes.

ZOOM TELEPHONICS, INC.

Condensed  Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Operating activities:
Net income (loss)	$(2,200,819)	$(2,748,462)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of real estate	—	(287,778)
Non-cash common stock issuance	158,400	—
Stock based compensation	282,190	173,673
Depreciation and amortization	48,364	123,551
Changes in operating assets and liabilities:
Accounts and other receivable, net	(18,399)	391,860
Inventories	1,176,092	1,341,196
Prepaid expenses and other assets	69,415	130,220
Accounts payable and accrued expenses	(106,133)	(236,844)
Net cash provided by (used in) operating activities	(590,890)	(1,112,584)

Investing activities:
Investment	—	(325,496)
Proceeds from settlement of Unity investment	766,950	—
Additions to property, plant and equipment	(12,673)	(74,283)
Net cash provided by (used in) investing activities	754,277	(399,779)

Financing activities:
Proceeds from exercise of stock options	94,500	—
Net cash provided by (used in) financing activities	94,500	—

Effect of exchange rate changes on cash	1,850	8,673

Net change in cash	259,737	(1,503,690)

Cash and cash equivalents at beginning of period	1,204,984	3,647,654

Cash and cash equivalents at end of period	$1,464,721	$2,143,964

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$—	$—
Income taxes	$4,308	$—

See accompanying notes.

ZOOM TELEPHONICS, INC.

Notes to Condensed  Financial Statements
(Unaudited)

(1)

Summary of Significant Accounting Policies

On January 28, 2009, Zoom Technologies, Inc. entered into a Share Exchange Agreement (the “Agreement”) with Tianjin Tong Guang Group Digital Communication Co., Ltd (“TCB Digital”), TCB Digital’s majority shareholder, Gold Lion Holding Limited (“Gold Lion”) and Lei Gu (“Gu”), a shareholder of Gold Lion. On May 12, 2009, the parties amended the Agreement to, among other actions, add Songtao Du (“Du”), a shareholder of Gold Lion, as a party to the Agreement. On September 22, 2009, pursuant to the Agreement, Zoom Technologies acquired all the outstanding shares of Gold Lion.  In addition, as part of the transaction, Zoom Technologies spun off its then-current business, which consisted of its ownership of Zoom Telephonics, to its stockholders, by distributing and transferring its assets and liabilities to Zoom Telephonics and issuing a dividend to its stockholders of the Zoom Telephonics’ shares.  As a result of the spin-off, Zoom Technologies no longer owns any shares of Zoom Telephonics.

Upon the completion of the spin-off, Zoom Telephonics became a separate publicly traded company.  Zoom Telephonics produces, markets, sells, and supports broadband and dial-up modems, Voice over Internet Protocol or “VoIP” products and services, Bluetooth® wireless products, and other communication-related products (the “Communications Business”) which had been formerly owned and operated by Zoom Technologies.

In this Quarterly Report on Form 10-Q the Company’s Communications Business transferred to Zoom Telephonics by Zoom Technologies in connection with the spin-off as though the Communications Business were our business for all historical periods described. References in this Quarterly Report to the historical assets, liabilities, products, business or activities of our business are intended to refer to the historical assets, liabilities, products, business or activities of the Communications Business as those were conducted as part of Zoom Technologies prior to the date of the spin-off.

The condensed financial statements of Zoom Telephonics, Inc. (the "Company") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America.  These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2008 included in the Zoom Telephonics, Inc. Information Statement filed with our Registration Statement on Form 10 filed with the Securities and Exchange Commission (“SEC”) on July 10, 2009.  The financial history of Zoom Technologies for the reporting periods of Q2 2009 and prior is the accounting history for Zoom Telephonics.

The accompanying financial statements are unaudited. However, the condensed balance sheet as of December 31, 2008 was derived from audited financial statements. In the opinion of management, the accompanying financial statements include all adjustments and normal recurring adjustments necessary for a fair presentation.

The accompanying financial statements include the accounts of the Company. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year.

(2)

Recently Issued or Proposed Accounting Pronouncements

In September 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, “Generally Accepted Accounting Principles – Overall.”  FASB ASC 105-10 establishes the FASB Accounting Standards Codification (“Codification”) to become the source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued a new accounting standard, ASC 810, which changes the consolidation rules as they relate to variable interest entities. Specifically, the new standard makes significant changes to the model for determining who should consolidate a variable interest entity, and also addresses how often this assessment should be performed. The Company will be required to comply with this new standard on January 1, 2010. The Company does not expect the adoption will have a material impact on its financial statements.

In August 2009, the FASB issued a new accounting standard, Accounting Standards Update (“ASU”) 2009-05, which provides additional guidance on the measurement of liabilities at fair value. Specifically, when a quoted price in an active market for the identical liability is not available, the new standard requires that the fair value of a

ZOOM TELEPHONICS, INC.

Notes to Condensed  Financial Statements
(Unaudited)

liability be measured using one or more of the valuation techniques that should maximize the use of relevant observable inputs and minimize the use of unobservable inputs. In addition, an entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. The Company will be required to comply with this standard in the fourth quarter of 2009. The Company does not expect the new standard to have a material impact on its financial statements.

In April 2009, the FASB issued FASB Staff Position ("FSP") FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS 107, Disclosures about Fair Value of Financial Instruments, and Accounting Principles Board Opinion No. 28, Interim Financial Reporting (ASC Topic 820-10-50). The guidance requires publicly-traded entities to disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by other authoritative guidance. The guidance is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of the new disclosure requirements did not have a material effect on the Company's condensed financial condition, results of operations, or cash flows.

In May 2009, the Company adopted the provisions of FASB Statement No. 165, Subsequent Events (ASC Topic 855), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, the Statement sets forth the period after the balance sheet date during which management of the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that the Company should make about events or transactions that occurred after the balance sheet date. Because the guidance only introduces the concept of financial statements being available to be issued, adoption of this Statement did not result in significant changes in the subsequent events that the Company reports, either through recognition or disclosure, in its financial statements.  The Company evaluated any subsequent events through the date of this filing and concluded there were no material subsequent events requiring disclosure.

(3)

Liquidity

On September 30, 2009 the Company had working capital of $3.1 million including $1.5 million in cash and cash equivalents. On December 31, 2008 the Company had working capital of $3.9 million including $1.2 million in cash and cash equivalents. The Company’s current ratio at September 30, 2009 was 3.0 compared to 3.4 at December 31, 2008. A significant portion of the reduction of the current ratio was due to the decline in inventories which resulted primarily from the improvement in inventory turns and the decrease in sales activity.

In the first nine months of 2009 the Company’s operating activities used $0.6 million in cash. The Company’s net loss in the first nine months of 2009 was $2.2 million.  Sources of cash from operations included a decrease in inventories of $1.2 million. Uses of cash from operations included a decrease in accounts payable of $0.1 million.  Investing activities provided cash of $0.8 million which resulted from the sale of the Company’s investment in Unity Business Networks L.L.C. (“Unity”) to Telesphere Networks LTD. (“Telesphere”).

As noted above, in the first nine months of 2009 the Company incurred a net loss of $2.2 million and used cash in operating activities of $0.6 million. Management does not believe that the Company has sufficient resources to fund its normal operations over the next 12 months unless sales improve significantly or the Company receives additional funds. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is substantial doubt as to its ability to continue as a going concern.  See “Risk Factors” set forth in our Information Statement filed with our Registration Statement on Form 10 with the Securities and Exchange Commission (“SEC”) on July 10, 2009 and in our other filings with the SEC for further information with respect to events and uncertainties that could harm our business, operating results, and financial condition.

ZOOM TELEPHONICS, INC.

Notes to Condensed  Financial Statements
(Unaudited)

(4)

Inventories

	September 30, 2009	December 31, 2008
Inventories consist of :
Raw materials	$928,584	$1,611,936
Work in process	36,900	11,366
Finished goods	763,118	1,279,677
Total Inventories	$1,728,602	$2,902,979

(5)

Comprehensive Income (Loss)

Comprehensive income (loss) follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$(867,838)	$(993,060)	$(2,196,511)	$(2,748,462)
Foreign currency translation adjustment	(8,414)	(50,322)	15,860	(53,207)
Comprehensive income (loss)	$(876,252)	$(1,043,382)	$(2,180,651)	$(2,801,669)

(6)

Contingencies

The Company is party to various lawsuits and administrative proceedings arising in the ordinary course of business. The Company evaluates such lawsuits and proceedings on a case-by-case basis, and its policy is to vigorously contest any such claims that it believes are without merit. The Company's management believes that the ultimate resolution of such pending matters will not have a material adverse affect the Company's business, financial position, results of operations or cash flows.

(7)

Segment and Geographic Information

The Company’s operations are classified as one reportable segment.  The Company’s net sales follow:

	Three Months Ended September 30, 2009	% of Total	Three Months Ended September 30, 2008	% of Total	Nine Months Ended September 30, 2009	% of Total	Nine Months Ended September 30, 2008	% of Total

North America	$2,067,718	82%	$2,836,511	73%	$6,637,856	84%	$7,924,238	69%
UK	224,325	9%	707,007	18%	646,707	8%	2,388,284	20%
All Other	240,909	9%	341,919	9%	662,671	8%	1,214,942	11%
Total	$2,532,952	100%	$3,885,437	100%	$7,947,234	100%	$11,527,464	100%

(8)

Customer Concentrations

Relatively few customers account for a substantial portion of the Company's net sales. In the third quarter of 2009 the Company's net sales to its top three customers accounted for 51% of its total net sales. The Company's customers generally do not enter into long-term agreements obligating them to purchase the Company’s products. The Company may not continue to receive significant revenues from any of these or from other large customers. A reduction or delay in orders from any of the Company's significant customers, or a delay or default in payment by any significant customer could materially harm the Company's business and prospects. Because of the Company's significant customer concentration, its net sales and operating income could fluctuate significantly due to changes in political or economic conditions, or the loss, reduction of business, or less favorable terms for any of our significant customers.

ZOOM TELEPHONICS, INC.

Notes to Condensed  Financial Statements
(Unaudited)

(9)

Investments

On September 30, 2009 the Company received a cash payment of $766,950 in connection with Telesphere’s purchase of the VoIP services business of Unity Business Networks. The Company expects to receive an additional $193,050, for a total of $960,000, in payments over the next 24 months. The Company’s basis in this investment was originally recorded in 2007 as $1,178,709, which included the Company’s attorney fees involved in closing the investment. The investment was written down to $960,000 as of December 31, 2008.  The additional $193,050 expected payment is recorded on the September 30, 2009 balance sheet as a current receivable of $21,525 and a long- term asset of $171,525.

On January 22, 2008, the Company and RedMoon, Inc., a provider of wireless networks headquartered in Plano, Texas (“RedMoon”), entered into a Convertible Note Purchase Agreement pursuant to which the Company made an initial investment of $300,000 in 6% convertible notes and agreed to purchase an additional $50,000 per month of 6% convertible notes beginning on May 1, 2008 and continuing until the earlier of (i) the Company’s election to exercise its option to purchase all outstanding stock of RedMoon or (ii) the Company’s election to terminate such option up to a maximum total investment of $500,000.  On April 30, 2008 the Company notified RedMoon of the Company’s decision not to invest $50,000 on May 1, 2008. The option to purchase all of RedMoon’s outstanding stock was not exercised and terminated in accordance with its terms on August 31, 2008.

At December 31, 2008 the Company determined that the fair market value of its investment in RedMoon was zero due to RedMoon’s working capital position, cash flow, and the Company’s analysis of the recovery value of the assets. Accordingly, the Company wrote-off 100% of the $0.325 million asset value, including transaction costs of $0.025 million. The value of the RedMoon investment on Zoom’s balance sheet at December 31, 2008 and September 30, 2009 was zero.

(10)

Share Exchange

On January 28, 2009, Zoom Technologies, Inc. entered into a Share Exchange Agreement (the “Agreement”) with Tianjin Tong Guang Group Digital Communication Co., Ltd (“TCB Digital”), TCB Digital’s majority shareholder, Gold Lion Holding Limited (“Gold Lion”) and Lei Gu (“Gu”), a shareholder of Gold Lion. On May 12, 2009, the parties amended the Agreement to, among other actions, add Songtao Du (“Du”), a shareholder of Gold Lion, as a party to the Agreement. On September 22, 2009, pursuant to the Agreement, Zoom Technologies acquired all the outstanding shares of Gold Lion.  In addition, as part of the transaction, Zoom Technologies spun off its then-current business, which consisted of its ownership of Zoom Telephonics, to its stockholders, by distributing and transferring its assets and liabilities to Zoom Telephonics and issuing a dividend to its stockholders of the Zoom Telephonics’ shares. As a result of the spin-off, Zoom Technologies no longer owns any shares of Zoom Telephonics.

(11)

Stock Option Expense

The spin-out of Zoom Telephonics and the merger of Zoom Technologies with Gold Lion included a provision that modified the pre-merger Zoom Technologies outstanding stock options held by Zoom Technologies’ officers, employees, and directors.  The modification provided for the continuation of the terms of the option agreements except that the pre-merger Zoom Technologies’ officers, employees, and directors were no longer required to be employed or retained by Zoom Technologies or Zoom Telephonics.  There is no remaining requisite service period on these options as a result of the modifications and the expenses that would have been recognized over the remaining vesting period were accelerated into the current period.  The amount of the accelerated option expense was $215,148 which was recorded in the Company’s third quarter 2009 financial results.

The Company also recorded additional stock based compensation expense of $21,164, representing the excess of the fair value of the modified awards based on current assumptions over the fair value of the original options measured immediately before its terms are modified based on current assumptions, without regard to the assumptions made on the option grant date.  The additional stock compensation expense resulting from the modifications of the options was calculated using the Black-Scholes model based on the assumptions shown in the table below:

Expected life	0.1 yrs - 2.3 yrs
Expected volatility	85.06% - 122.03%
Risk-free interest rate	0.09% - .95%
Expected dividend yield	0.00%

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the safe harbor statement and the risk factors contained in Item IA of Part II of this Quarterly Report on Form 10-Q, in our Information Statement filed with our Registration Statement on Form 10 filed with the SEC on July 10, 2009 and in our other filings with the SEC. Readers should also be cautioned that results of any reported period are often not indicative of results for any future period.

Share Exchange

On January 28, 2009, Zoom Technologies, Inc. entered into a Share Exchange Agreement (the “Agreement”) with Tianjin Tong Guang Group Digital Communication Co., Ltd (“TCB Digital”), TCB Digital’s majority shareholder, Gold Lion Holding Limited (“Gold Lion”) and Lei Gu (“Gu”), a shareholder of Gold Lion. On May 12, 2009, the parties amended the Agreement to, among other actions, add Songtao Du (“Du”), a shareholder of Gold Lion, as a party to the Agreement. On September 22, 2009, pursuant to the Agreement, Zoom Technologies acquired all the outstanding shares of Gold Lion.  In addition, as part of the transaction, Zoom Technologies spun off its then-current business, which consisted of its ownership of Zoom Telephonics, to its stockholders, by distributing and transferring its assets and liabilities to Zoom Telephonics and issuing a dividend to its stockholders of the Zoom Telephonics’ shares.  As a result of the spin-off, Zoom Technologies no longer owns any shares of Zoom Telephonics.

Upon the completion of the spin-off, Zoom Telephonics became a separate publicly traded company.  Zoom Telephonics produces, markets, sells, and supports broadband and dial-up modems, Voice over Internet Protocol or “VoIP” products and services, Bluetooth® wireless products, and other communication-related products (the “Communications Business”) which had been formerly owned and operated by Zoom Technologies.

We describe in this Quarterly Report on Form 10-Q the Communications Business transferred to Zoom Telephonics by Zoom Technologies in connection with the spin-off as though the Communications Business were our business for all historical periods described. References in this Quarterly Report to the historical assets, liabilities, products, business or activities of our business are intended to refer to the historical assets, liabilities, products, business or activities of the Communications Business as those were conducted as part of Zoom Technologies prior to the date of the spin-off.

Overview

We derive our net sales primarily from sales of Internet-related communication products, principally broadband and dial-up modems and other communication products, to retailers, distributors, Internet Service Providers and Original Equipment Manufacturers. We sell our products through a direct sales force and through independent sales agents. Our employees are primarily located at our headquarters in Boston, Massachusetts and our sales office in the United Kingdom. We are experienced in electronics hardware, firmware, and software design and test, regulatory approvals, product documentation, and packaging; and we use that experience in developing each product in-house or in partnership with suppliers who are typically based in Asia. Electronic assembly and testing of the Company’s products in accordance with our specifications is typically done in China.

For many years we performed most of the final assembly, test, packaging, warehousing and distribution at a production and warehouse facility on Summer Street in Boston, Massachusetts, which has also engaged in firmware programming for some products. On June 30, 2006 we announced our plans to move most of our Summer Street operations to a dedicated facility in Tijuana, Mexico commencing approximately September 1, 2006, and we have since implemented that plan.

Since 1983 our headquarters has been near South Station in downtown Boston. The Company historically owned two adjacent buildings which connect on most floors, and which house our entire Boston staff. In December 2006 we sold our headquarters buildings to a third party, with a two-year lease-back of approximately 25,000 square feet of the 62,000 square foot facility. Our net sale proceeds were approximately $7.7 million of which approximately $3.6 million was repaid to our mortgage holder, eliminating the mortgage debt from our balance sheet. Our current lease expired in December 2008. On January 1, 2009 we reduced our leased Boston space from 25,000 square feet to 14,400 square feet with an increase in rent per square foot, resulting in a savings in 2009 of $54,000. This new lease has a 2-year term.

For many years we derived a majority of our net sales from the retail after-market sale of dial-up modems to customers seeking to add or upgrade a modem for their personal computers. In recent years the size of this market and our sales to this market have declined, as personal computer manufacturers have incorporated a modem as a built-in component in most consumer personal computers and as increasing numbers of consumers world-wide have switched to broadband Internet access. The consensus of communications industry analysts is that after-market sales of dial-up modems will probably continue to decline. There is also consensus among industry analysts that the installed base for broadband Internet connection devices, such as cable modems and DSL modems, will grow during the decade. In response to increased and forecasted worldwide demand for faster connection speeds and increased modem functionality, we have invested and continue to invest resources to advance our product line of broadband modems - DSL modems, cable modems, and recently 3G mobile broadband modems.

We continually seek to improve our product designs and manufacturing approach in order to improve product performance and reduce our costs. We pursue a strategy of outsourcing rather than internally developing our modem chipsets, which are application-specific integrated circuits that form the technology base for our modems. By outsourcing the chipset technology, we are able to concentrate our research and development resources on modem system design, leverage the extensive research and development capabilities of our chipset suppliers, and reduce our development time and associated costs and risks. As a result of this approach, we are able to quickly develop new products while maintaining a relatively low level of research and development expense as a percentage of net sales. We also outsource aspects of our manufacturing to contract manufacturers as a means of reducing our costs of production, and to provide us with greater flexibility in our production capacity.

Generally our gross margin for a given product depends on a number of factors including the type of customer to whom we are selling. The gross margin for retailers tends to be higher than for some of our other customers; but the sales, support, returns, and overhead costs associated with retailers also tend to be higher. Our sales to certain countries are currently handled by a single master distributor for each country who handles the support and marketing costs within the country. Gross margin for sales to these master distributors tends to be low, since lower pricing to these distributors helps them to cover the support and marketing costs for their country.

In the third quarter of 2009 our net sales were down 34.8% compared to the third quarter of 2008. The sales decline was mainly the result of decreases in DSL and wireless product sales. Because of our significant customer concentration our net sales and operating results have fluctuated and in the future could continue to fluctuate significantly due to changes in political or economic conditions or the loss, reduction of business, or less favorable terms for any of our significant customers.

Our total headcount of full-time employees was reduced from 63 on September 30, 2008 to 42 on September 30, 2009.  As of  November 4, 2009 we had 42 full-time and part-time employees. Of the 42 employees on November 4, 2009, 9 were engaged in research and development, 10 were involved in manufacturing oversight, purchasing, assembly, packaging, shipping and quality control, 14 were engaged in sales, marketing and technical support, and the remaining 9 performed accounting, administrative, management information systems, and executive functions. We implemented cost cutting measures including reducing our headcount and reducing certain employees’ work week from 40 hours to 32 hours per week. As a result, we currently have 36 full-time employees, 2 temporary employees, and 4 part-time employees who work less than 40 hours per week. Our dedicated manufacturing personnel in Mexico were 26 on November 4, 2009.  They are employees of our Mexican manufacturing service provider and are not included in our headcount.

On September 30, 2009 we had working capital of $3.1 million including $1.5 million in cash and cash equivalents. On December 31, 2008 we had working capital of $3.9 million including $1.2 million in cash and cash equivalents. Our current ratio at September 30, 2009 was 3.0 compared to 3.4 at December 31, 2008. The reduction of the current ratio was due primarily to the decline of inventories which resulted primarily from the improvement in inventory turns and the decrease in sales activity.

In the first nine months of 2009 the Company’s operating activities used $0.6 million in cash. The Company’s net loss in the first nine months of 2009 was $2.2 million.  Sources of cash from operations included a decrease in inventories of $1.2 million.  Uses of cash from operations included a decrease in accounts payable of $0.1 million.  Investing activities provided cash of $0.8 million which resulted from the sale of our investment in Unity Business Networks to Telesphere.

Critical Accounting Policies and Estimates

Following is a discussion of what we view as our more significant accounting policies and estimates. As described below, management judgments and estimates must be made and used in connection with the preparation of our financial statements. We have identified areas where material differences could result in the amount and timing of our net sales, costs, and expenses for any period if we had made different judgments or used different estimates.

Revenue (Net Sales) Recognition. We primarily sell hardware products to our customers. The hardware products include dial-up modems, DSL modems, cable modems, voice over IP products, and wireless and wired networking equipment. We earn a small amount of royalty revenue that is included in our net sales, primarily from internet service providers. We generally do not sell software.

We derive our net sales primarily from the sales of hardware products to four types of customers:

•

computer peripherals retailers,

•

computer product distributors,

•

Internet service providers, and

•

original equipment manufacturers (OEMs)

We recognize hardware net sales for our customers at the point when the customers take legal ownership of the delivered products. Legal ownership passes from the Company to the customer based on the contractual FOB point specified in signed contracts and purchase orders, which are both used extensively. Many of our customer contracts or purchase orders specify FOB destination. We verify the delivery date on all significant FOB destination shipments made during the last 10 business days of each quarter.

Our net sales of hardware include reductions resulting from certain events which are characteristic of the sales of hardware to retailers of computer peripherals. These events are product returns, certain sales and marketing incentives, price protection refunds, and consumer mail-in and in-store rebates. Each of these is accounted for as a reduction of net sales based on detailed management estimates, which are reconciled to actual customer or end-consumer credits on a monthly or quarterly basis.

Product Returns. Products are returned by retail stores and distributors for inventory balancing, contractual stock rotation privileges, and warranty repair or replacements. We estimate the sales and cost value of expected future product returns of previously sold products. Our estimates for product returns are based on recent historical trends plus estimates for returns prompted by, among other things, announced stock rotations and announced customer store closings. Management reviews historical returns, current economic trends, and changes in customer demand and acceptance of our products when estimating sales return allowances. The estimate for future returns is recorded as a reserve against accounts receivable, a reduction in our net sales, and the corresponding change to inventory reserves and cost of sales. Product returns as a percentage of total shipments were 12.6% and 13.5%, respectively, for the third quarter of 2008 and 2009.

Price Protection Refunds. We have a policy of offering price protection to certain of our retailer and distributor customers for some or all their inventory. Under the price protection policies, when we reduce our prices for a product, the customer receives a credit for the difference between the original purchase price and our reduced price for their unsold inventory of that product. Our estimates for price protection refunds are based on a detailed understanding and tracking by customer and by sales program. Estimated price protection refunds are recorded in the same period as the announcement of a pricing change. Information from customer inventory-on-hand reports or from direct communications with the customers is used to estimate the refund, which is recorded as a reduction of net sales and a reserve against accounts receivable. Reductions in our net sales due to price protection were $0.006 million in the third quarter of 2008 and $0.003 million in the third quarter of 2009.

Sales and Marketing Incentives. Many of our retailer customers require sales and marketing support funding, usually set as a percentage of our sales in their stores. Reductions in our net sales due to sales and marketing incentives were $0.2 million in the third quarter of 2008 and $0.2 million in the third quarter of 2009.

Consumer Mail-In and In-Store Rebates. Our estimates for consumer mail-in and in-store rebates are based on a detailed understanding and tracking by customer and sales program, supported by actual rebate claims processed by the rebate redemption centers plus an accrual for an estimated lag in processing at the redemption centers. The estimate for mail-in and in-store rebates is recorded as a reserve against accounts receivable and a reduction of net sales in the same period that the rebate obligation was triggered. Reductions in our net sales due to the consumer rebates were $0.005 million in the third quarter of 2008 and zero in the third quarter of 2009

To ensure that the sales, discounts, and marketing incentives are recorded in the proper period, we perform extensive tracking and documenting by customer, by period, and by type of marketing event. This tracking includes reconciliation to the accounts receivable records for deductions taken by our customers for these discounts and incentives.

Accounts Receivable Valuation. We establish accounts receivable valuation allowances equal to the above-discussed net sales adjustments for estimates of product returns, price protection refunds, consumer rebates, and general bad debt reserves. These allowances are reduced as actual credits are issued to the customer's accounts. Our bad-debt write-offs were $0.00 million in the third quarter of 2008 and $0.00 million in the third quarter of 2009.

Inventory Valuation and Cost of Goods Sold. Inventory is valued at the lower of cost, determined by the first-in, first-out method, or market. We review inventories for obsolete slow moving products each quarter and make provisions based on our estimate of the probability that the material will not be consumed or that it will be sold below cost. In the third quarter of 2008 and 2009, respectively, we recorded $0.1 million and zero for inventory reserves related to obsolete and slow-moving products.

Valuation and Impairment of Deferred Tax Assets. As part of the process of preparing our financial statements we estimate our income tax expense and deferred income tax position. This process involves the estimation of our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our  balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not likely, we establish a valuation allowance. Changes in the valuation allowance are reflected in the statement of operations.

Significant management judgment is required in determining our provision for income taxes and any valuation allowances. We have recorded a 100% valuation allowance against our deferred income tax assets. It is management's estimate that, after considering all available objective evidence, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized. If we establish a record of continuing profitability, at some point we will be required to reduce the valuation allowance and recognize an equal income tax benefit which will increase net income in that period(s).

As of December 31, 2008 we had federal net operating loss carry forwards of approximately $41,553,000. These federal net operating losses are available to offset future taxable income, and are due to expire in years ranging from 2018 to 2028. We also had state net operating loss carry forwards of approximately $14,696,000. These state net operating losses are available to offset future taxable income, and are primarily due to expire in years ranging from 2009 to 2013.

Valuation of Investments. On September 30, 2009 the Company received a cash payment of $766,950 in connection with Telesphere’s purchase of the VoIP services business of Unity Business Networks. We expect to receive an additional $193,050, for a total of $960,000, in payments over the next 24 months. The Company’s investment was originally booked in 2007 as $1,178,709, which included our attorney fees involved in closing the investment. The investment was written down to $960,000 as of December 31, 2008.  The additional $193,050 is recorded on the September 30, 2009 balance sheet as a current receivable for $21,525 and a long term asset for $171,525.

On January 22, 2008 the Company and RedMoon, Inc., a provider of wireless networks headquartered in Plano, Texas (“RedMoon”), entered into a Convertible Note Purchase Agreement pursuant to which we made an initial investment of $300,000 in 6% convertible notes and agreed to purchase an additional $50,000 per month of 6% convertible notes beginning on May 1, 2008 and continuing until the earlier of (i) the Company’s election to exercise the option to purchase all outstanding stock of RedMoon contained in the Option Agreement described in Note 8 to the accompanying financial statements or (ii) the Company’s election to terminate such Option Agreement, up to a maximum total investment of $500,000.  On April 30, 2008 the Company notified RedMoon of the Company’s decision not to invest $50,000 on May 1, 2008. The option to purchase all of RedMoon’s outstanding stock was not exercised and terminated in accordance with its terms on August 31, 2008.

At December 31, 2008 we determined that the fair market value of its investment in RedMoon was zero due to our assessment of the fair market value of the current and fixed assets, liabilities, and our analysis of the recovery value of the asset. Accordingly, we recorded a write-off of the RedMoon investment asset in the amount of $0.325 million, which amount included transaction costs.

Results of Operations

Summary. Net sales were $2.5 million for our third quarter ended September 30, 2009, down 34.8% from $4.1 million in the third quarter of 2008. We had a net loss of $0.87 million for the third quarter of 2009, compared to a net loss of $0.99 million in the third quarter of 2008. Loss per diluted share was $0.44 in the third quarter of 2009 compared to $0.50 for the third quarter of 2008. Net sales were $7.9 million for the first nine months ended September 30, 2009, down 31.1% from $11.5 million in the first nine months ended September 30, 2008. We had a net loss of $2.2 million for the first nine months ended September 30, 2009 compared to a net loss of $2.7 million for the first nine months ended September 30, 2008.  Loss per diluted share was $1.11 in the nine months ended September 30, 2009 compared to $1.39 for first nine months ended September 30, 2008.

Net Sales. Our total net sales for the third quarter of 2009 decreased $1.4 million or 34.8% from the third quarter of 2008, primarily due to decreases in DSL product sales. DSL modem net sales decreased from $1.4 million in the third quarter of 2008 to $0.6 million in the third quarter of 2009. The DSL modem sales decline was primarily a result of declines in sales to large customers both in the U.S. and internationally, primarily due to price competition. Our dial-up modem net sales decreased 12% from $1.6 million in the third quarter of 2008 to $1.4 million in the third quarter of 2009. The relatively small decline in our dial-up modem sales was primarily due to increased sales of personal computers without dial-up modems. Wireless product sales decreased from $0.3 million in the third quarter of 2008 to $0.2 million in the third quarter of 2009.  Cable modem sales decreased from $0.5 million in the third quarter of 2008 to $0.3 million in the third quarter of 2009.

Our net sales for the first nine months of 2009 decreased 31.1% from the first nine months of 2008, primarily due to sales declines for DSL and wireless product sales. The decline in DSL modem sales was primarily for the reasons cited above.

Our net sales in North America were $2.1 million in the third quarter of 2009and $2.8 million in the third quarter of 2008.  Our net sales outside North America declined from $1.0 million in the third quarter of 2008 to $0.5 million in the third quarter of 2009.  Sales outside North America declined primarily due to the market shift away from broadband modems to mobile broadband modems in the U.K. and strong price competition on DSL modems in other International markets.

Our net sales in North America were $6.6 million in the first nine months of 2009, a decrease from $7.9 million in the first nine months of 2008. Our net sales in the U.K. were $0.6 million in the first nine months of 2009 and $2.4 million in the first nine months of 2008. Our net sales in countries outside North America and the U.K. were $0.6 million for the first nine months of 2009 and $1.2 million for the first nine months of 2008. The decline in sales outside North America was primarily due to declines in DSL modem sales resulting from aggressive price competition.

In the third quarter of 2009 net sales to our top three customers accounted for 51% of our total net sales Because of our significant customer concentration, our net sales and operating income has fluctuated and could in the future fluctuate significantly due to changes in political or economic conditions or the loss, reduction of business, or less favorable terms for any of our significant customers.

Gross Profit. Our total gross profit was $0.66 million in the third quarter of 2009, a decrease from $0.75 million in the third quarter of 2008. Our gross margin percent of net sales was 26.2% in the third quarter of 2009 compared to 19.3% in the third quarter of 2008. The gross margin percentage was higher in the third quarter of 2009 primarily due to the impact of selling higher margin dial-up modems; reductions in manufacturing personnel and related and fixed manufacturing costs, and reductions in manufacturing freight costs. Our total gross profit was $2.1 million in the first nine months of 2009 and $2.4 million in the first nine months of 2008. Gross margin as a percent of net sales increased to 26.9% in the first nine months of 2009 from 20.7% in the first nine months of 2008, primarily for the reasons cited above.

Selling Expense. Selling expense was $0.4 million or 17.6% of net sales in the third quarter of 2009 compared to $0.7 million or 19.3% of net sales in the third quarter of 2008. Selling expense decreased primarily as a result of reduced sales and support personnel and lower distribution costs. Selling expense was $1.4 million for the first nine months of 2009 and $2.3 million for the first nine months of 2008. Selling expense as a percentage of net sales was 17.4% in the first nine months of 2009 and 20.1% of net sales in the first nine months of 2008.  Personnel and related costs and product distribution costs were the primary areas of selling cost reduction.

General and Administrative Expense. General and administrative expense was $0.7 million or 29.2% of net sales in the third quarter of 2009 and $0.6 million or 16.0% of net sales in the third quarter of 2008. General and administrative expense in the third quarter of 2009 included expenses resulting from the merger of Zoom Technologies and the spin-out of Zoom Telephonics which consisted of stock option expense of $0.18 million and professional fees of $0.25 million.  Excluding these one-time expenses, third quarter general and administrative expense was reduced by $0.3 million primarily in personnel and related costs, rent and utilities. General and administrative expense was $2.0 million or 25.1% of net sales in the first nine months of 2009 compared to $1.8 million or 15.2% of net sales in the first nine months of 2008. General and administrative expense in first nine months of 2009 included $0.6 million of expense related to the merger and spin-out transaction. Excluding these one-time expenses, year-to-date general and administrative expense was reduced by $0.4 million primarily in personnel and related costs, rent and utilities.

Research and Development Expense. Research and development expense was $0.3 million or 13.7% of net sales in the third quarter of 2009 and $0.4 million or 10.8% of net sales in the third quarter of 2008. Development and support continues on all of our major product lines. Research and development expense was $1.0 million or 12.6% of net sales in the first nine months of 2009 compared to $1.3 million or 11.5% of net sales in the first nine months of 2008. Research and development costs decreased primarily as a result of lower personnel costs due to headcount reductions.

Gain on Sale of Real Estate.  No gain on sale of real estate was recorded in the third quarter or the first nine months of 2009. A gain on sale of real estate of $0.096 million and $0.29 million was recorded in the third quarter and the first nine months of 2008, respectively. In December 2006 the Company sold its headquarter building in Boston and agreed to lease-back some of the office space. The lease-back arrangement resulted in an accounting deferral of $0.725 million of the gain. This deferred gain was recorded over the subsequent eight quarters at $0.096 million per quarter for seven quarters and $0.053 million in the eighth and final quarter, which was the fourth quarter of 2008.

Other Income (expense). Other income (expense) was income of $0.004 million in the third quarter of 2009 and $0.05 million in the third quarter of 2008.  Other income (expense) was income of $0.04 million in the first nine months of 2009 compared to loss of $0.04 million in the first nine months of 2008.

Liquidity and Capital Resources

On September 30, 2009 we had working capital of $3.1 million including $1.5 million in cash and cash equivalents. On December 31, 2008 we had working capital of $3.9 million including $1.2 million in cash and cash equivalents. Our current ratio at September 30, 2009 was 3.0 compared to 3.4 at December 31, 2008. A significant portion of the reduction of the current ratio was due to a decline in inventories.

In the first nine months of 2009 the Company’s operating activities used $0.6 million in cash. The Company’s net loss in the first nine months of 2009 was $2.2 million.  Sources of cash from operations included a decrease in inventories of $1.2 million due to improved inventory turnover and declining sales activity.   Uses of cash from operations included a decrease in accounts payable of $0.1 million.  Investing activities provided cash of $0.8 million which resulted from the sale of our investment in Unity Business Networks to Telesphere.

To conserve cash and manage our liquidity, we have implemented cost-cutting initiatives including the reduction of employee headcount and overhead costs. As of September 30, 2009 we had 42 full-time employees compared to 63 as of September 30, 2008. We plan to continue to assess our cost structure as it relates to our revenues and cash position, and we may make further reductions if the actions are deemed necessary.

As noted above, in the first nine months of 2009 the Company incurred a net loss of $2.2 million and used cash in operating activities of $0.6 million.  Management does not believe that the Company has sufficient resources to fund its normal operations over the next 12 months unless sales improve significantly or the Company receives additional funds. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is substantial doubt as to its ability to continue as a going concern.  See “Risk Factors” set forth in the Zoom Telephonics, Inc. Information Statement filed with our Registration Statement on Form 10 filed with the Securities and Exchange Commission (“SEC”) on July 10, 2009 and in our other filings with the SEC for further information with respect to events and uncertainties that could harm our business, operating results, and financial condition

Commitments

During the nine months ended September 30, 2009, there were no material changes to our capital commitments and contractual obligations from those disclosed in our Form 10-K for the year ended December 31, 2008.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995.

Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to statements regarding: our plans, expectations and intentions, including statements relating to the Company’s prospects and plans relating to sales of and markets for its products; our expected benefits and cost savings resulting from the move of our manufacturing facilities to Mexico; and our financial condition or results of operations.

In some cases, you can identify forward-looking statements by terms such as "may," "will, " "should," "could," "would," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential" and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in our future financial results include those discussed in the risk factors set forth in Item 1A of Part II below as well as those discussed elsewhere in this report and in our filings with the Securities and Exchange Commission. We qualify all of our forward-looking statements by these cautionary statements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required.

ITEM 4.

CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of September 30, 2009 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic filings with the Securities and Exchange Commission within the required time period.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

ITEM 1A.

RISK FACTORS

This report contains forward-looking statements that involve risks and uncertainties, such as statements of our objectives, expectations and intentions. The cautionary statements made in this report are applicable to all forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include the risk factors contained in our Information Statement included in our Registration Statement on form 10 filed with the SEC on July 10, 2009, as well as those discussed in this report.

ITEM 6.

EXHIBITS

Exhibit No.	Exhibit Description
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ZOOM TELEPHONICS, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZOOM TELEPHONICS, INC. (Registrant)

Date: November 13, 2009	By:	/s/ FRANK B. MANNING
Frank B. Manning, President (Principal Executive Officer)

Date: November 13, 2009	By:	/s/ ROBERT CRIST
Robert Crist, Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.