Form 10-K
period 2009-12-31
Zoom Telephonics, Inc.
filed 2010-03-31
CIK 1467761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission File Number: 0-18672

ZOOM TELEPHONICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-2621506
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

207 South Street, Boston, Massachusetts 02111
 (Address of Principal Executive Office) (Zip Code)

(617) 423-1072
 (Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12 (b) of the Act: None

Securities Registered Pursuant to Section 12 (g) of the Act:
Common Stock, $0.01 Par Value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐  No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes   No☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the common stock, $0.01 par value, of the registrant held by non-affiliates of the registrant as of December 31, 2009, based upon the last sale price of such stock on that date as reported by the OTC Bulletin Board, was $873,383. The registrant has provided this information as of December 31, 2009 because its common stock was not publicly traded as of the last business day of its most recently completed second quarter.

The number of shares outstanding of the registrant's common stock, $0.01 par value, as of February 28, 2010 was 1,980,978 shares.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
_______________________________________

Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial terms, any statements of plans or objectives of management for future operations, any statements concerning proposed new products or licensing or collaborative arrangements, any statements regarding future economic or performance, any statement of assumptions underlying any of the foregoing.  These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to statements regarding:

•	the sufficiency of our capital resources;

•	our ability to continue as a going concern;

•	the availability of debt and equity financing;

•	market acceptance of our products and services;

•	our reliance on a limited number of customers for a large portion of our revenue;

•	our reliance on a single manufacturer and a single supplier for a substantial percentage of our products;

•	the anticipated development, timing and success of new product and service introductions;

•	the anticipated development and expansion of our existing technologies, markets and sales channels;

•	the decline of the dial-up modem market;

•	investment in resources for product design in foreign markets;

•	the development of new competitive technologies, products and services;

•	approvals, certifications and clearances for our products and services;

•	production schedules for our products;

•	business strategies;

•	general economic conditions; and

•	trends relating to our results of operations.

In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "could," "would," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential" and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in our future financial results include those discussed in the risk factors set forth in Item 7 below as well as those discussed elsewhere in this report. We qualify all ofour forward-looking statements by these cautionary statements.

PART I

ITEM 1 – BUSINESS

Share Exchange

On January 28, 2009, Zoom Technologies, Inc. (“Zoom Technologies”) entered into a Share Exchange Agreement (the “Agreement”) with Tianjin Tong Guang Group Digital Communication Co., Ltd (“TCB Digital”), TCB Digital’s majority shareholder, Gold Lion Holding Limited (“Gold Lion”) and Lei Gu (“Gu”), a shareholder of Gold Lion. On May 12, 2009, the parties amended the Agreement to, among other actions, add Songtao Du (“Du”), a shareholder of Gold Lion, as a party to the Agreement. On September 22, 2009, pursuant to the Agreement, Zoom Technologies acquired all the outstanding shares of Gold Lion.  In addition, as part of the transaction, Zoom Technologies spun off its then-current business, which consisted of its ownership of Zoom Telephonics, Inc. (“Zoom Telephonics”), to its stockholders, by distributing and transferring its assets and liabilities to Zoom Telephonics and issuing a dividend of the Zoom Telephonics’ shares to its stockholders.

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

Overview

As used in the Annual Report on Form 10-K, the terms “we,” “us,” “our,” "Zoom” and the “Company” mean Zoom Telephonics, Inc. (unless the context indicates a different meaning).

Prior to September 22, 2009, Zoom Telephonics was a 100%-owned subsidiary of Zoom Technologies. Essentially all of the assets and liabilities of Zoom Technologies were held in Zoom Telephonics and all the revenues, expenses and cash flows of Zoom Technologies were derived from Zoom Telephonics. In this Annual Report on Form 10-K, for the periods prior to the September 22, 2009 spin-out of Zoom Telephonics from Zoom Technologies, the financial condition, results of operations and cash flows of Zoom Telephonics as reported in the accompanying financial statements are identical to the financial condition, results of operations and cash flows previously reported by Zoom Technologies.

We design, produce, market, sell, and support broadband and dial-up modems, Voice over Internet Protocol or "VoIP" products and services, WiFi ® and Bluetooth® wireless products, dialers, and other communication-related products. Our primary objective is to build upon our position as a leading producer of Internet access devices, and to take advantage of a number of trends in communications including enhanced Internet access, higher data rates, and voice calls traveling over the Internet.

Dial-up modems were Zoom's highest revenue category for many years.  Generally our sales of dial-up modems have been declining since the late nineties, and other product categories have become increasingly important.  However, our dial-up modem revenues declined only slightly in 2009, and dial-up modems were our largest source of revenues and gross profits in 2009.

Our dial-up modems connect personal computers and other devices to the local telephone line for transmission of data, fax, voice, and images. Our dial-up modems enable personal computers and other devices to connect to other computers and networks, including the Internet, at top data speeds up to 56,000 bits per second.

In response to increased demand for faster connection speeds, we expanded our product line to include DSL modems, cable modems, and related broadband access products. Our Asymmetric Digital Subscriber Line modems, known as ADSL modems or DSL modems, provide a high-bandwidth connection to the Internet through a telephone line that typically connects to compatible DSL equipment in or near the central telephone office. Zoom® is shipping a broad line of DSL modems. Some are fairly basic, designed to connect to the USB port of a Windows computer or the Ethernet port of a computer, router, or other device. Other Zoom DSL modems are more complex, and may include a router, a four-port switch, a firewall, a wireless access point, and other enhanced features. For a given DSL hardware platform, we often provide model variations with a different power supply, filters, firmware, packaging, or other customer-specific items.

Cable modems provide a high-bandwidth connection to the Internet through a cable-TV cable that connects to compatible equipment that is typically at or near the cable service provider. We began shipping cable modems during 2000. Our cable modem customers in the U.S. and other countries are primarily focused on retail.

We are currently shipping VoIP products which enable broadband users to make phone calls through the Internet, potentially lowering the cost of the call and providing other benefits such as the ability to manage and track calls using a Web browser. 2005 shipments included a multi-function DSL gateway with VoIP, and we also shipped a router with VoIP for use with either a DSL modem or cable modem. In February 2006 we began shipping the first products in a line of analog telephone adapters (ATAs), which connect to a router and one or more phones, and provide VoIP capabilities to the connected phones. Some of our VoIP products are targeted for sale to service providers, and some others are targeted for sale through our sales channels to end-users.

Zoom’s product line includes wireless products, including wireless-G and wireless-N network products and Bluetooth® products.  During the second half of 2009 Zoom began shipping 3G mobile broadband products, which provide a high-speed connection to the Internet by using a cellular phone service provider’s network.

Zoom’s product line also includes dialers, and Zoom authored and owns some dialer-related patents.

We are incorporated in Delaware under the name Zoom Telephonics, Inc.  Zoom Telephonics, Inc. was originally incorporated in New York in 1977 and changed its state of incorporation to Delaware in 1993. Our principal executive offices are located at 207 South Street, Boston, MA 02111, and our telephone number is (617) 423-1072.

Available Information

Our Internet website address is www.zoom.com. Through our website we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. These SEC reports can be accessed through the investor relations section of our website.

Products

General

The vast majority of our products facilitate communication of data through the Internet. Our dial-up modems can also link computers, point-of-purchase terminals, or other devices to each other through the traditional telephone network without using the Internet. Our cable modems use the cable-TV cable and our DSL modems use the local telephone line to provide a high-speed link to the Internet. Our 3G modems use a cellular service provider’s network to provide a high-speed link to the network.  Our wireless-G and wireless-N network products typically communicate with a broadband modem for access to the Internet.  Some of our Bluetooth wireless products, such as our Bluetooth modem, are designed for Internet access. Our dialers can be used to route voice calls to a VoIP network that may include the Internet. Our modems and dialers typically connect to a single phone line in a home, office, or other location.  We do have some products, however, that do not facilitate communication of data through the Internet, including some of our Bluetooth products.

Dial-Up Modems

We have a broad line of dial-up modems with top data speeds up to 56,000 bps, available in internal and external models. PC-oriented internal modems are designed primarily for installation in the PCI slot, PCI-E slot, or PC card slot of IBM PC-compatibles. Embedded internal modems are designed to be embedded in PCs dedicated to a specific application, such as point-of-purchase terminals, kiosks, and set-top boxes. Many of our external modems are designed to work with almost any terminal or computer, including Windows computers, the Apple Macintosh, Linux computers, and other computers. When sold as packaged retail products, our dial-up modems are typically shipped complete with third-party software that supports the hardware capabilities of the modem.

56K modems allow users connected to standard phone lines to download data at speeds up to 56,000 bps ("56K") when communicating with compatible central sites connected to digital lines such as T1 lines. Those central sites are typically online services, Internet Service Providers, or remote LAN access equipment. Our 56K modems typically support the V.90 standard as well as lower-speed standards, and most of our 56K modems also support the newer V.92 standard.

In March and April of 1999 we acquired substantially all of the modem product and trademark assets of Hayes Microcomputer Products, Inc., an early leader in the modem industry. In July 2000 we acquired the trademark and product rights to Global Village products. Global Village was a modem brand for products used with Apple Macintosh computers. We now sell and market dial-up modems under the Zoom® and Hayes® names, and also sell them unbranded or under a private-label brand specific to a particular high-volume account.

DSL Modems

Our DSL modems incorporate the ADSL standards that are currently most popular worldwide, including ADSL2/2+, G.dmt, G.Lite, and ANSI T1.413 issue 2. In 2000 we designed and shipped our first DSL modems, an external USB model and an internal PCI model. In 2002 we introduced a new PCI models, and also introduced an Ethernet model and a USB/Ethernet model with router features. In 2003 we introduced a DSL modem with a built-in router, a USB port, and four switched Ethernet ports. In September 2004 Zoom began shipping its first DSL modem with built-in VoIP, which also included a router, a 4-port switch, and a firewall. During the fourth quarter of 2004 Zoom introduced new modem hardware designs for its USB, Ethernet, Ethernet/USB, and 4-port router models, shifting to newer modem chipsets and lowering Zoom's cost of goods. In March 2005 Zoom introduced a DSL modem with wireless networking using the 802.11b and 802.11g standards, a 4-port switching hub, router, and firewall.  In 2006 Zoom began shipping a software Install Assistant with most of its DSL modems to simplify end-user installation.  In January 2007 Zoom began shipping user-friendly upstream (that is, to the Internet) QOS Quality-of-Service capability with some of its DSL modems, to provide a “fast lane” for bandwidth-sensitive applications such as VoIP, gaming, and video. In 2009 Zoom introduced DSL models with TR.69 and Annex M capability, and began volume shipments of a DSL modem with a built-in wireless-G router and VoIP.  In 2010 Zoom expects to begin shipping DSL models with a built-in wireless-N router and to introduce new models with lower cost of goods.

Cable Modems

Each cable service provider has its own approval process, in which the cable service provider may require CableLabs® certification and may also require the service provider’s own company test and approval. We have obtained CableLabs® certification for our currently marketed cable modems. They have also received a number of cable service provider company approvals. The approval process has been and continues to be a significant barrier to entry, as are the strong relationships with cable service providers enjoyed by incumbent cable equipment providers like Motorola and Cisco Systems.

Zoom sells cable modems to electronics retailers and cable service providers. Sales through the retail channel have been handicapped by a number of factors, including the fact that most cable service providers offer cable modems with their service and the fact that some cable service providers do not provide much if any financial incentive to a customer who purchases his own modem rather than leasing it from the cable service provider.  However, Zoom has significant cable modem sales through retailers.

Zoom’s cable modems currently support DOCSIS standards 1.0, 1.1, and 2.0, the popular standards in the US and many other countries.  The DOCSIS 3.0 standard supports higher speeds and other features; and Comcast and some other large cable service providers are in the midst of a significant rollout of DOCSIS 3.0 modems and service.  Zoom expects to begin shipping DOCSIS 3.0 cable modems during the first half of 2010.

3G Mobile Broadband Modems and Routers

During the second half of 2009 Zoom began shipping its first 3G mobile broadband products, 3G modems and 3G wireless-N routers.  Zoom’s 3G modems currently support AT&T, T-mobile, and the majority of cellular service providers worldwide who use the GSM standard for voice and data.  The primary alternative standard is CDMA, which is used by Verizon, Sprint, and other cellular service providers worldwide.  Zoom does not currently offer a CDMA modem.  Zoom’s 3G wireless-N routers allow someone to plug a 3G modem for Internet access, and to share that Internet access with computers, phones, and other devices with wireless-G or wireless-N capability.  Zoom anticipates expanding its 3G line in 2010.

Voice over Internet Protocol Products and Global Village

In 2004 we introduced a line of products that support VoIP or "Voice over Internet Protocol". Our first VoIP products used the standards-based Session Initiation Protocol, or SIP protocol, and are thus compatible with a wide range of other SIP-compatible VoIP products and services. SIP allows devices to establish and manage voice calls on the Internet. Zoom’s VoIP product line includes the X6v and a line of Analog Telephone Adapters. The X6v includes a DSL modem, a wireless-G router, a firewall, a 4-port switching hub, VoIP, and other features.  Zoom’s Analog Telephone Adapters connect to a router’s Ethernet port and to one or more telephones to provide those phones with VoIP capabilities.

Zoom’s Teleport™ phone port lets an end-user plug in a normal phone to place and receive voice calls over the Internet, or to place and receive calls over the familiar switched telephone network. Because the TelePort typically routes emergency calls over the familiar switched telephone network, those calls are handled correctly without relying on proper handling by a VoIP service provider. In addition, the TelePort can be used to provide a “second phone line” and to provide other advantages.

Zoom devoted significant resources to the VoIP product area in 2004 through 2008, and we continue to devote some resources to VoIP hardware.

While SIP has been the most successful approach to VoIP for enterprise use and for VoIP offerings by telephone companies, Skype has been more successful for end-users using personal computers.  In 2007 Zoom introduced two Skype products.  One is an adapter that plugs into the USB port of a PC and allows the use of a normal corded or cordless phone, and one is a wireless PC headset that lets a user switch easily between phone calls and music.

Wireless Local Area Networking

In 2005 Zoom began shipping DSL modems with Wireless-G local area network capability and Zoom’s Wireless-G product line now also includes USB and PC Card clients and a wireless router.  In 2009 Zoom began shipping products that incorporate the extended range and higher data rate associated with the multiple-input multiple-output wireless standard, 802.11n.  Those products currently include wireless-N adapters and routers.  In 2010 Zoom expects to expand its wireless-N line to include an ADSL wireless-N gateway and new wireless-N routers.

Bluetooth® Modems and Adapters

In 2003 we began shipping a Bluetooth modem, a Bluetooth USB adapter, and a Bluetooth PC Card adapter. Bluetooth is a wire-elimination technology that is increasingly popular for mobile phone and computer products. In 2006 and later years we expanded our Bluetooth product line to include Bluetooth audio product  and thumbnail-size USB adapters.

Dialers and Related Telephony Products

Zoom manufactures dialers that simplify the placing of a phone call by dialing digits automatically. We shipped our first telephone dialer, the Demon Dialer®, in 1981, and in 1983 began shipping the Hotshot™ dialer. As the dialer market diminished due to equal access, we focused on modems and other peripherals for the personal computer market. In 1996 we began shipping a new generation of dialers incorporating proprietary technology that is now covered by four issued U.S. patents. Some of these dialers are well-suited for routing appropriate calls through money-saving long-distance service providers, including prepaid phone card service providers.

Products for Markets outside North America

Products for countries outside the US often differ from a similar product for the US due to different regulatory requirements, country-specific phone jacks and AC power adapters, and language-related specifics. As a result, the introduction of new products into markets outside North America can be costly and time-consuming. In 1993 we introduced our first dial-up modem approved for selected Western European countries. Since then we have continued to expand our product offerings into markets outside North America, including DSL modems and VoIP products and services. We have received regulatory approvals for, and are currently selling our products in a number of countries, including European Union, Caribbean, and South American countries, Canada, Hong Kong, Mexico, Poland, Switzerland, Turkey, the USA, and Vietnam. We intend to continue to expand and enhance our product line for our existing markets and to seek approvals for the sale of our products in new countries throughout the world.  For instance, Zoom recently began shipment of PCI and USB modems with regulatory approvals for 70 countries and regulatory testing completed for many other countries.

ROHS Restriction on Hazardous Substances

The European Union’s Directive 2002/95/EC, Restriction on Use of Hazardous Substances (RoHS), has strict rules regarding products put on the European market after July 1, 2006. Those products have defined limits on their content of lead, mercury, cadmium, hexavalent chromium, polybrominated biphenyls, and polybrominated diphenyl ethers. Most electronics manufacturers including Zoom consequently needed to change their manufacturing processes and component choices to conform to RoHS. Zoom has completed the work required to affect this change for products where it is practical to make this change, including almost all of Zoom’s high-volume products.

CEC Appliance Efficiency Regulations

The California Energy Commission (CEC) has rules affecting many of our products manufactured on or after July 1, 2007.  These rules apply to our products with power cubes, which typically plug into an AC outlet and provide low-voltage AC or DC to a modem or other device.  CEC rules require that the power cubes used in our products be highly efficient, so that most of the input energy is used by our device and not dissipated as heat.  This typically requires a more expensive power cube, resulting in a smaller, lower-weight power cube that will reduce the customer’s energy usage.  Because California is the most populous state in the US and because many of our customers have sales outlets in California, Zoom now meets the CEC rules for all our significant US products.

Sales Channels

General

We sell our products primarily through high-volume distributors and retailers, Internet service providers, telephone service providers, value-added resellers, PC system integrators, and original equipment manufacturers ("OEMs"). We support our major accounts in their efforts to discern strategic directions in the market, to maintain appropriate inventory levels, and to offer a balanced selection of attractive products.

During 2009 two customers each accounted for 10% or more of our total net sales.  Together these two customers accounted for 40% of our total net sales.  The top three customers accounted for approximately 48% of our total net sales.

Distributors and Retailers outside North America

In markets outside North America we sell and ship our products primarily to independent distributors and retailers. Our European high-volume retailers include Amazon, eBuyer, Media Markt, and others.  We believe sales growth outside North America will continue to require substantial additional investments of resources for product design and testing, regulatory approvals, native-language instruction manuals and software, packaging, sales support, and technical support. We have made this investment in the past for many countries, and we expect to make this investment for many countries and products in the future.  Areas of focus include Latin America, Europe, and the Middle East.

North American High-volume Retailers and Distributors

In North America we reach the retail market primarily through high-volume retailers. Our North American retailers include Best Buy, Fry’s, Micro Center, Staples, Wal-Mart, and many others. Retailers typically carry an assortment of our dial-up modems, cable modems, and DSL modems, and some also carry an assortment of our wireless products.

We sell significant quantities of our products through distributors, who often sell to corporate accounts, retailers, service providers, value-added resellers, equipment manufacturers, and other customers. Our North American distributors include our major customers Tech Data, Ingram Micro, D&H Distributing, Border States Electric, and others.

Internet and Telephone Service Providers

In recent years an important part of our business has been the sale of DSL modems to DSL service providers in the U.S. and in some other countries. We plan to continue selling and supporting these customers. In addition, we will continue to offer some of our cable modem, 3G, and VoIP products to service providers.

System Integrators and Original Equipment Manufacturers

Our system integrator and OEM customers sell our products under their own name or incorporate our products as a component of their systems. We seek to be responsive to the needs of these customers by providing on-time delivery of high-quality, reliable, cost-effective products with strong engineering and sales support. We believe that some of these customers also appreciate the improvement in their products' image due to use of a Zoom or Hayes brand modem.

Sales, Marketing and Support

Our sales, marketing, and support are primarily managed from our headquarters in Boston, Massachusetts. In North America we sell our Zoom, Hayes, and private-label dial-up modem products through Zoom's sales force and through commissioned independent sales representatives managed and supported by our own staff. Most service providers are serviced by Zoom's sales force. North American technical support is primarily handled from our Boston headquarters. We also maintain a sales and logistics office in the United Kingdom for the UK and a number of other European countries.

We believe that Zoom, Hayes, and Global Village are widely recognized brand names. We build upon our brand equity in a variety of ways, including cooperative advertising, product packaging, Web advertising, trade shows, and public relations.

We attempt to develop quality products that are user-friendly and require minimal support. We typically support our claims of quality with product warranties of one to seven years, depending upon the product. To address the needs of end-users and resellers who require assistance, we have our own staff of technical support specialists.  They currently provide telephone support five days per week in English and, in some cases, Spanish. Our technical support specialists also maintain a significant Internet support facility that includes email, firmware and software downloads, and the SmartFacts™ Q&A search engine.

Research and Development

Our research and development efforts are focused on developing new communications products, enhancing the capabilities of existing products, and reducing production costs. We have developed close collaborative relationships with certain of our ODM (Original Design Manufacturer) suppliers and component suppliers. We work with these partners and other sources to identify and respond to emerging technologies and market trends by developing products that address these trends. In addition, we purchase modems and other chipsets that incorporate sophisticated technology from third parties, thereby eliminating the need for us to develop this technology in-house. As of December 31, 2009 we had 8 employees engaged primarily in research and development. Our research and development team performs electronics hardware design and layout, mechanical design, prototype construction and testing, component specification, firmware and software development, VoIP service development, product testing, foreign and domestic regulatory approval efforts, end-user and internal documentation, and third-party software selection and testing.

Manufacturing and Suppliers

Our products are currently designed for high-volume automated assembly to help assure reduced costs, rapid market entry, short lead times, and reliability. High-volume assembly typically occurs in China, Taiwan, or Korea. Our contract manufacturers and original design manufacturers typically obtain some or all of the material required to assemble the products based upon a Zoom Telephonics Approved Vendor List and Parts List. Our manufacturers typically insert parts onto the printed circuit board, with most parts automatically inserted by machine, solder the circuit board, and in-circuit test the completed assemblies. Functional test and packaging are sometimes performed by the contract manufacturer. For the United States and many other markets, functional test and packaging are more commonly performed at our manufacturing facilities in North America, allowing us to tailor the packaging and its contents for our customers immediately before shipping. We also perform circuit design, circuit board layout, and strategic component sourcing at our North American facility. Wherever the product is built, our quality systems are used to help assure that the product meets our specifications.

In late 2006 we moved our North American manufacturing facility from Boston, Massachusetts to Tijuana, Mexico.  This was a highly challenging move, since it dramatically changed our personnel, facilities, infrastructure, and logistics.  The reason we made the move was to reduce our personnel cost, facilities cost, and the costs associated with shipping from Asia to North America. While we continue to experience certain challenges associated with the Tijuana facility, including challenges relating to bringing products across the border between the U.S. and Mexico, the Tijuana facility is running fairly smoothly now.   We believe that this facility assists us in cost-effectively providing rapid response to the needs of our U.S. customers.  In March 2009 we moved our Tijuana operation to a smaller, lower cost building in Tijuana.

We usually use one primary manufacturer for a given design. We sometimes maintain back-up production tooling at a second manufacturer for our highest-volume products. Our manufacturers are normally adequate to meet reasonable and properly planned production needs; but a fire, natural calamity, strike, financial problem, or other significant event at an assembler's facility could adversely affect our shipments and revenues. Currently our business is distributed among a number of suppliers. In 2009 we had 3 suppliers, Abocom, Unihan, and Xavi, each of whom provided 10% or more of our purchased inventory. The loss of their services or a material adverse change in their business or in our relationship could materially and adversely harm our business.

Our products include a large number of parts, most of which are available from multiple sources with varying lead times. However, most of our products include a sole-sourced chipset as the most critical component of the product. The vast majority of our dial-up modem chipsets come exclusively from Conexant. Conexant is one of the leading producers of modem chipsets worldwide; but serious problems at Conexant would probably create a significant reduction in Zoom’s shipments.

We have experienced delays in receiving shipments of modem chipsets in the past, and we may experience such delays in the future. Moreover, we cannot assure that a chipset supplier will, in the future, sell chipsets to us in quantities sufficient to meet our needs or that we will purchase the specified dollar amount of products necessary to receive concessions and incentives from a chipset supplier. An interruption in a chipset supplier's ability to deliver chipsets, a failure of our suppliers to produce chipset enhancements or new chipsets on a timely basis and at competitive prices, a material increase in the price of the chipsets, our failure to purchase a specified dollar amount of products or any other adverse change in our relationship with modem component suppliers could have a material adverse effect on our results of operations.

We are also subject to price fluctuations in our cost of goods. Our costs may increase if component shortages develop, lead-times stretch out, or fuel costs continue to rise.

We are also subject to the RoHS and CEC rules discussed above, which affect component sourcing, product manufacturing, sales, and marketing.

Competition

The communications network access industry is intensely competitive and characterized by aggressive pricing practices, continually changing customer demand patterns, and rapid technological advances, and emerging industry standards. These characteristics result in frequent introductions of new products with added capabilities and features, and continuous improvements in the relative functionality and price of modems and other PC communications products. Our operating results and our ability to compete could be adversely affected if we are unable to:

●	successfully and accurately anticipate customer demand;

●	manage our product transitions, inventory levels, and manufacturing processes efficiently;

●	distribute or introduce our products quickly in response to customer demand and technological advances;

●	differentiate our products from those of our competitors; or

●	otherwise compete successfully in the markets for our products.

Some of our primary competitors by product group include the following:

●	Dial-up modem competitors: Best Data, Creative Labs, Lite-On, Sitecom, and US Robotics.

●
DSL modem competitors: 2Wire, 3Com, Actiontec, Airties, Asus, Aztech, Best Data, Cisco Systems (Linksys division), D-Link, Huawei, Netgear, Netopia, Sagem, Siemens (formerly Efficient Networks), Thomson, Westell, Xavi, and ZyXEL Communications.

●
Cable modem competitors: Arris Systems, Cisco Systems (Linksys and Scientific Atlanta divisions), D-Link, Hon Hai Network Systems (formerly Ambit Microsystems), Motorola, Netgear, SMC Networks, Terrayon , and Thomson.

●	3G competitors: Cradlepoint, D-Link, Huawei, Netgear, Novatel Wireless, Sierra Wireless, and ZTE.

●	VoIP hardware competitors: AudioCodes, Cisco Systems (Linksys division), Digium, D-Link, Draytek, Grandstream, Mediatrix, Micro-ATA, MultiTech, Patton, Snom, Zyxel, and 8x8.

●	Bluetooth competitors: Anycom, Belkin, D-Link, IOGear, Jabra, Kensington, Linksys, Logitech, Sitecom, SMC, Targus, Trendnet, and Trust.

Many of our competitors and potential competitors have more extensive financial, engineering, product development, manufacturing, and marketing resources than we do.

The principal competitive factors in our industry include the following:

●	product performance, features, reliability and quality of service;

●	price;

●	brand image;

●	product availability and lead times;

●	size and stability of operations;

●	breadth of product line and shelf space;

●	sales and distribution capability;

●	technical support and service;

●	product documentation and product warranties;

●	relationships with providers of broadband access services; and

●	compliance with industry standards.

We believe we are able to provide a competitive mix of the above factors for our products, particularly when they are sold through retailers, computer product distributors, and small to medium sized Internet service providers, and system integrators. We are less successful in selling directly to large telephone companies and other large providers of broadband access services.

DSL, cable, and 3G modems transmit data at significantly faster speeds than dial-up modems. DSL and cable, however, typically require a more expensive Internet access service. In addition, the use of DSL and cable modems is currently impeded by a number of technical and infrastructure limitations. We began shipping both cable and DSL modems in the year 2000. We have had some success in selling to smaller phone companies and to Internet service providers, but we have not sold significant quantities to large phone companies or to large cable service providers. We believe a small fraction of new US cable modem and DSL placements in 2009 were sold at retail, and that a low percentage were sold through retailers in most other countries.

Successfully penetrating the broadband modem market presents a number of challenges, including:

●	The current limited retail market for broadband modems;

●	The relatively small number of cable, telecommunications and Internet service providers that make up the majority of the market for broadband modems;

●	The significant bargaining power of these large volume purchasers;

●	The time-consuming, expensive and uncertain approval processes of the various cable and DSL service providers; and

●	The strong relationships with service providers enjoyed by some incumbent equipment providers, including Motorola and Cisco Systems for cable modems and Huawei for DSL and 3G modems.

The use of the Internet to provide voice communications services is a relatively recent market development. A substantial number of companies have emerged to provide VoIP products and services, and many of these companies have more extensive financial, engineering, product development, and marketing resources than we do. The principal competitive factors in the VoIP market include: price, brand recognition, service and support, features, distribution, and reliability. Competitors for our current VoIP hardware products are listed above.  Competitors for our Skype VoIP products include a large number of companies worldwide, including Actiontec, Cisco Systems (Linksys division), D-Link, Motorola, Sennheiser, and TeleVoIP.

Intellectual Property Rights

We rely primarily on a combination of copyrights, trademarks, trade secrets and patents to protect our proprietary rights. We have trademarks and copyrights for our firmware (software on a chip), printed circuit board artwork, instructions, packaging, and literature. We also have nine patents. The patents that have been issued expire between 2011 and 2015. We cannot assure that any patent application will be granted or that any patent obtained will provide protection or be of commercial benefit to us, or that the validity of a patent will not be challenged. Moreover, we cannot assure that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop comparable or superior technologies.

We license certain technologies used in our products, typically rights to bundled software, on a non-exclusive basis. In addition we purchase chipsets that incorporate sophisticated technology. We have received, and may receive in the future, infringement claims from third parties relating to our products and technologies. We investigate the validity of these claims and, if we believe the claims have merit, we respond through licensing or other appropriate actions. Certain of these past claims have related to technology included in modem chipsets. We forwarded these claims to the appropriate vendor. If we or our component manufacturers were unable to license necessary technology on a cost-effective basis, we could be prohibited from marketing products containing that technology, incur substantial costs in redesigning products incorporating that technology, or incur substantial costs defending any legal action taken against it. Where possible we attempt to receive patent indemnification from chipset suppliers and other appropriate suppliers, but the extent of this coverage varies and enforcement of this indemnification may be difficult and costly.

Government Regulation

Regulatory Approvals, Certifications and Other Industry Standards

Our modems and related products sold in the U.S are required to meet United States government regulations, including regulations of the United States Federal Communications Commission, known as the FCC, which regulates equipment, such as modems, that connects to the public telephone network. The FCC also regulates the electromagnetic radiation and susceptibility of communications equipment. In addition, in order for our broadband products to be qualified for use with a particular broadband Internet service, we are often required to obtain approvals and certifications from the actual cable, telephone or Internet service provider and from CableLabs® for cable modems. In addition to U.S. regulations, many of our products sold abroad require us to obtain specific regulatory approvals from foreign regulatory agencies for matters such as electrical safety, country-specific telecommunications equipment requirements, and electromagnetic radiation and susceptibility requirements. We submit products to accredited testing laboratories and, when required, to specific foreign regulatory agencies, to receive approvals for our products based on the test standards appropriate to the target markets for a given product. We expect to continue to seek and receive approvals for new products to allow us to reach a large number of countries throughout the world, including countries in the Americas, Europe, Asia, and Africa. The regulatory process can be time-consuming and can require the expenditure of substantial resources. We cannot assure that the FCC or foreign regulatory agencies will grant the requisite approvals for any of our products on a timely basis, if at all.

United States and foreign regulations regarding the manufacture and sale of electronics devices are subject to change. On July 1, 2006 changes were implemented by the European Union to reduce the use of hazardous materials, such as lead, in electronic equipment. As discussed above, the implementation of these requirements caused Zoom and other electronics companies to change or discontinue many of its European products.  As discussed above, the California Energy Commission’s Appliance Efficiency Regulations will affect the power cube supplied with some of Zoom’s US products.

In addition to reliability, quality and content standards, the market acceptance of our products and services is dependent upon the adoption of industry standards so that products from multiple manufacturers are able to communicate with each other. Our products and services, particularly our VoIP products and services, rely heavily on a variety of communication, network and voice compression standards to interoperate with other vendors' equipment. There is currently a lack of agreement among industry leaders about which standard should be used for a particular VoIP application, and about the definition of the standards themselves. There is significant and growing consensus to use SIP for VoIP telephony, but there are important exceptions.  One exception is Skype, which uses a proprietary protocol.  Another exception is Packet Cable, which is popular with cable service providers.  Another complication is that some VoIP services continue to evolve.  The failure of our products and services to comply with various existing and evolving standards could delay or interrupt volume production of our VoIP telephony or other new products and services, expose us to fines or other imposed penalties, or adversely affect the perception and adoption rates of our products and services, any of which could harm our business.

Internet Telephony Services

The use of the Internet and private IP networks to provide VoIP services is a relatively recent development. Although providing such services is currently permitted and largely unregulated within the U.S., several foreign governments have adopted laws and regulations that could restrict or prohibit the providing of VoIP services. More aggressive domestic or international regulation of the Internet in general, and Internet telephony providers and services specifically, may adversely affect our ability to introduce and market our VoIP products successfully.

Regulation of the Internet

Regulations relating to the Internet may affect our business in the US and other markets.  These rules may impact, for instance, equipment requirements and the extent to which service providers can bundle equipment with their services.

Backlog

Our backlog on February 4, 2009 was $0.5 million, and on February 6, 2008 was $0.5 million. Many orders included in backlog may be canceled or rescheduled by customers without significant penalty. Backlog as of any particular date should not be relied upon as indicative of our net sales for any future period.

Employees

On December 31, 2009 we had 40 full-time employees compared to 56 as of December 31, 2008. As of February 28, 2010 we had 34 full-time employees and 5 part-time employees.  Of the 39 Zoom employees on February 28, 2010 8 were engaged in research and development, 10 were involved in manufacturing oversight, purchasing, assembly, packaging, shipping and quality control, 14 were engaged in sales, marketing and technical support, and the remaining 7 performed accounting, administrative, management information systems, and executive functions.  Zoom has implemented cost cutting measures including reducing our headcount and reducing certain employees work week from 40 hours to 32 hours per week.  None of our employees is represented by a labor union.

Our Executive Officers

The names and biographical information of our current executive officers are set forth below:

Name	Age	Position with Zoom
Frank B. Manning	61	Chief Executive Officer, President and Chairman of the Board
Robert A. Crist	66	Vice President of Finance and Chief Financial Officer

Frank B. Manning is a co-founder of our company. Mr. Manning has been our president, chief executive officer, and a director since May 1977. He has served as our chairman of the board since 1986. He earned his BS, MS and PhD degrees in Electrical Engineering from the Massachusetts Institute of Technology, where he was a National Science Foundation Fellow. From 1998 through late 2006 Mr. Manning was also a director of the Massachusetts Technology Development Corporation, a public purpose venture capital firm that invests in seed and early-stage technology companies in Massachusetts. Mr. Manning is the brother of Terry Manning, our vice president of sales and marketing.  From 1999 to 2005 Mr. Manning was a Director of Intermute, a company that Zoom co-founded and that was sold to Trend Micro Inc., a subsidiary of Trend Micro Japan.  Mr. Manning has been a Director of Unity Business Networks, a hosted VoIP service provider, since Zoom's investment in July 2007.  Mr. Manning is also a director of Zoom Technologies, Inc.

Robert A. Crist joined us in July 1997 as vice president of finance and chief financial officer. From April 1992 until joining us, Mr. Crist served in various capacities at Wang Laboratories, Inc., (now Getronics), a computer software and services company, including chief financial officer for the software business and director of mergers and acquisitions. Prior to 1992 Mr. Crist served in various capacities at Unisys Corporation, including corporate controller, corporate director of business planning and analysis, corporate manufacturing and engineering controller, and CFO for several business units. Mr. Crist earned his BS degree from Pennsylvania State University and he earned his MBA from the University of Rochester in 1971.

ITEM 1A. – RISK FACTORS

The disclosure under the heading “Risk Factors” contained in Item 7 of this Annual Report on Form 10-K is incorporated by reference in this Item 1A.

ITEM 1B. – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

Since 1983 our headquarters has been near South Station in downtown Boston at 201 and 207 South Street. In December 2006, the Company sold its owned headquarters buildings in Boston, Massachusetts and leased back 25,200 square feet for two years expiring December 2008. In November 2008 the Company signed a lease amendment for its headquarters’ offices in Boston in the existing building for approximately 14,400 square feet for three years with a six month termination option starting July 1, 2010.

In August 1996 we entered into a lease for a 77,428 square foot manufacturing and warehousing facility at 645 Summer Street, Boston, MA. The term of this lease expired in August 2006 and we began the planned move of our manufacturing and warehousing facility to Tijuana, Mexico. In August 2006 we signed a lease for a 35,575 square foot manufacturing and warehousing facility in Tijuana, Mexico with an initial lease term from October 2006 to May 2007, with five two-year options thereafter.  In February, 2007 we renegotiated the first renewal term and signed a one-year extension starting in May 2007, with five two-year options thereafter. We signed another one-year extension starting in May 2008.  In March 2009 we signed a one-year lease with one one-year option for a smaller facility for lower cost.  We received verbal approval from the landlord and expect to sign another extension ending April 30, 2011.

In September 2005 we entered into a two year office lease consisting of 2,400 square feet at 2 Kings Road, Fleet, Hants, U.K for our U.K. sales office.  In September 2007 the lease was continued on a month-to-month basis with a 3 month cancellation notice required by Zoom or the landlord. In September 2008 the lease was replaced by a lower cost Managed Office Service Agreement at Centaur House Ancells Road, Fleet, Hants, UK.

ITEM 3 – LEGAL PROCEEDINGS

In February 2009 Zoom Telephonics, Inc. was named as one of 15 defendants in a patent infringement lawsuit filed in the United States District Court for the Eastern District of Texas by Finoc Design Consulting Oy of Oulu, Finland.   The complaint claimed that Zoom had been infringing on U.S. patent 6,850,560, dated February 1, 2005, by offering for sale, selling, and providing service and support to customers of its wireless xDSL products.  The Company believes that the basis for the infringement charge relates to certain chipsets in the Company's wireless xDSL products that were obtained from Conexant Systems, Inc (“Conexant”).   All of Zoom’s wireless xDSL products use Conexant ADSL chipsets.  The lawsuit was dismissed with prejudice on August 26, 2009.

ITEM 4 – RESERVED

PART II

ITEM 5 – MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the OTC Bulletin Board under the symbol "ZMTP". The following table sets forth, for the periods indicated, the high and low sale prices per share of common stock, as reported by the OTC Bulleting Board.  Trading of our common stock commenced on October 7, 2009.

Fiscal Year Ended December 31, 2009	High	Low
Fourth Quarter	$5.00	$0.05

As of February 15, 2010, there were 1,980,978 shares of our common stock outstanding and 182 holders of record of our common stock.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the fourth quarter of 2009.

Dividend Policy

We have never declared or paid cash dividends on our capital stock and do not plan to pay any cash dividends in the foreseeable future. Our current policy is to retain all of our earnings to finance future growth.

Repurchases by the Company

During 2009 we did not repurchase any shares of our common stock on our own behalf or for any affiliated purchaser.

Equity Compensation Plan Information

The information required by this Item 5 regarding securities authorized for issuance under our equity compensation plans is set forth in Part III, Item 12 of this report.

ITEM 6 – SELECTED FINANCIAL DATA

Not required.

ITEM 7 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the "Selected Financial Data" and the financial statements included elsewhere in this report and the information described under the caption "Risk Factors" below. Readers should also be cautioned that results of any reported period are often not indicative of results for any future period.

Share Exchange

On January 28, 2009, Zoom Technologies, Inc. (“Zoom Technologies”) entered into a Share Exchange Agreement (the “Agreement”) with Tianjin Tong Guang Group Digital Communication Co., Ltd (“TCB Digital”), TCB Digital’s majority shareholder, Gold Lion Holding Limited (“Gold Lion”) and Lei Gu (“Gu”), a shareholder of Gold Lion. On May 12, 2009, the parties amended the Agreement to, among other actions, add Songtao Du (“Du”), a shareholder of Gold Lion, as a party to the Agreement. On September 22, 2009, pursuant to the Agreement, Zoom Technologies acquired all the outstanding shares of Gold Lion.  In addition, as part of the transaction, Zoom Technologies spun off its then-current business, which consisted of its ownership of Zoom Telephonics, Inc. (“Zoom Telephonics”) to its stockholders, by distributing and transferring its assets and liabilities to Zoom Telephonics and issuing a dividend of the Zoom Telephonics’ shares to its stockholders.

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

For many years we performed most of the final assembly, test, packaging, warehousing and distribution at a production and warehouse facility on Summer Street in Boston, Massachusetts, which had also engaged in firmware programming for some products. On June 30, 2006 we announced our plans to move most of our Summer Street operations to a dedicated facility in Tijuana, Mexico commencing approximately September 1, 2006, and we have since implemented that plan. In August 2006 we signed a lease for a 35,575 square foot manufacturing and warehousing facility in Tijuana, Mexico with an initial lease term from October 2006 to May 2007, with five two-year options thereafter.  In February, 2007 we renegotiated the first renewal term and signed a one-year extension starting in May 2007, with five two-year options thereafter. We signed a one-year extension starting in May 2008.  In March 2009 we signed a one-year lease with one one-year option for a smaller facility for lower cost.  We received verbal approval from the landlord and expect to sign another extension ending April 30, 2011.

Since 1983 our headquarters has been near South Station in downtown Boston. Zoom historically owned two adjacent buildings which connect on most floors, and which house our entire Boston staff. In December 2006 we sold our headquarters buildings to a third party, with a two-year lease-back of approximately 25,000 square feet of the 62,000 square foot facility. Our net sale proceeds were approximately $7.7 million of which approximately $3.6 million was repaid to our mortgage holder, eliminating the mortgage debt from our balance sheet. Our current lease expired in December 2008, and we recently signed a lease extension that commits us for at least 2 years. On January 1, 2009 we reduced our leased Boston space from 25,000 square feet to 14,400 square feet with an increase in rent per square foot, resulting in a savings in 2009 of $54,000.

For many years we derived a majority of our net sales from the retail after-market sale of dial-up modems to customers seeking to add or upgrade a modem for their personal computers. In recent years the size of this market and our sales to this market have declined, as personal computer manufacturers have incorporated a modem as a built-in component in most consumer personal computers and as increasing numbers of consumers world-wide have switched to broadband Internet access. The consensus of communications industry analysts is that after-market sales of dial-up modems will probably continue to decline. There is also consensus among industry analysts that the installed base for broadband Internet connection devices, such as cable modems and DSL modems, will grow rapidly during the decade. In response to increased and forecasted worldwide demand for faster connection speeds and increased modem functionality, we have invested and continue to invest resources to advance our product line of broadband modems, both DSL modems and cable modems.

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

Generally our gross margin for a given product depends on a number of factors including the type of customer to whom we are selling. The gross margin for retailers tends to be higher than for some of our other customers; but the sales, support, returns, and overhead costs associated with retailers also tend to be higher. Zoom’s sales to certain countries are currently handled by a single master distributor for each country who handles the support and marketing costs within the country. Gross margin for sales to these master distributors tends to be low, since lower pricing to these distributors helps them to cover the support and marketing costs for their country.

In 2009 our net sales were down 25.7% compared to 2008. The sales decline was mainly the result of decreases in sales of DSL modems.  Dial-up sales declined slightly and cable modem sales increased slightly.  Because of our significant customer concentration our net sales and operating results have fluctuated and in the future could continue to fluctuate significantly due to changes in political or economic conditions or the loss, reduction of business, or less favorable terms for any of our significant customers.

Over the past several years our net sales have declined.  In response to declining sales volume, we have cut costs by reducing staffing and some overhead costs. Our total headcount of full-time employees, including temporary workers, was reduced from 56 on December 31, 2008 to 40 on December 31, 2009.  As of February 28, 2010 Zoom had 35 full-time and 4 part-time employees. Of the 39 Zoom employees on February 28, 2010 8 were engaged in research and development, 10 were involved in manufacturing oversight, purchasing, assembly, packaging, shipping and quality control, 14 were engaged in sales, marketing and technical support, and the remaining 7 performed accounting, administrative, management information systems, and executive functions.  Zoom has implemented cost cutting measures including reducing our headcount and reducing certain employees’ work week from 40 hours to 32 hours per week.  As a result, Zoom currently has 35 full time employees and 4 part time employees (those working less than 40 hours per week).  Our dedicated manufacturing personnel in Mexico are employees of our Mexican manufacturing service provider and not included in our 2009 or 2008 headcount.

During the quarter ended September 30, 2007 we purchased all the Series A Preferred Shares (the Series A Shares) of Unity Business Networks, LLC (Unity) for cash of $1.2 million, including transaction costs. The Series A Shares were convertible at any time at our option into 15% of Unity’s common stock on a fully-diluted basis. In addition, we had an option to purchase all the outstanding common stock of Unity based on a specified multiple of Unity’s 2008 revenues, as defined.

        On September 30, 2009 the Company received a cash payment of $766,950 in connection with Telesphere Networks’ purchase of the VoIP services business of Unity, including Zoom’s preferred stock investment described above. The transaction calls for additional periodic payments totaling $43,050 beginning in October 2009 and a final payment of $150,000 on September 30, 2011, or $960,000 in total. Additional payments have been received and the balances of expected payments recorded on the December 31, 2009 balance sheet are a current receivable of $21,525 and a long-term asset of $166,144. The Company’s basis in this investment was originally recorded in 2007 as $1,178,709, which included the Company’s attorney fees involved in closing the investment. The investment was written down to $960,000 as of December 31, 2008.  As of December 31, 2009 the investment is no longer reflected on the balance sheet.

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

At December 31, 2008 the Company determined that the fair market value of its investment in RedMoon was zero due to RedMoon’s working capital position, cash flow, and the Company’s analysis of the recovery value of the assets. Accordingly, the Company wrote-off 100% of the $0.325 million asset value, including transaction costs of $0.025 million. The value of the RedMoon investment on Zoom’s balance sheet at December 31, 2009 and December 31, 2008 was zero.

On December 31, 2009 we had working capital of $2.8 million including $1.2 million in cash and cash equivalents.  On December 31, 2008 we had working capital of $3.9 million including $1.2 million in cash and cash equivalents. Our current ratio at December 31, 2009 was 3.0 compared to 3.4 at December 31, 2008.

A significant portion in the reduction of the current ratio was due to a decline in inventory, partially offset by a decline in accounts payable.

In 2009 the Company’s operating activities used $0.8 million in cash. Its net loss in 2009 was $2.6 million. After adjusting for non-cash items including $0.06 million of depreciation and amortization expense, $0.4 million of stock-based compensation, $0.2 million of non-cash common stock issuance and $0.3 million reversal of accounts receivable allowances, sources of cash from operations included a decrease in inventories of $1.3 million and a decrease in accounts receivable of $0.3 million. Uses of cash from operations included a decrease in accounts payable and accrued expense of $0.2 million.

In 2009 the Company’s net cash provided by investing activities was $0.8 million from the sale of our investment in Unity.

In 2009 the Company’s net cash provided by financing activities was $0.1 million from the proceeds from the exercise of stock options.

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

Revenue (Net Sales) Recognition. We primarily sell hardware products to our customers. The hardware products include dial-up modems, DSL modems, cable modems, voice over IP products, and wireless and wired networking equipment. We earn a small amount of royalty revenue that is included in our net sales, primarily from internet service providers. We generally do not sell software. We began selling services in 2004. We introduced our Global Village VoIP service in late 2004, but sales of those services to date have not been material.

We derive our net sales primarily from the sales of hardware products to four types of customers:

●	computer peripherals retailers,

●	computer product distributors,

●	Internet service providers, and

●	original equipment manufacturers (OEMs)

We recognize hardware net sales for our customers at the point when the customers take legal ownership of the delivered products. Legal ownership passes from Zoom to the customer based on the contractual FOB point specified in signed contracts and purchase orders, which are both used extensively. Many of our customer contracts or purchase orders specify FOB destination. We verify the delivery date on all significant FOB destination shipments made during the last 10 business days of each quarter.

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

Our 2008 VoIP service revenues were recorded as the end-user-customer consumed billable VoIP services. The end-user-customer became a service customer by electing to sign up for the Global Village billable service on the Internet. Zoom recorded revenue either when billable services were consumed or when a monthly flat-fee service was billed.

Product Returns. Products are returned by retail stores and distributors for inventory balancing, contractual stock rotation privileges, and warranty repair or replacements. We estimate the sales and cost value of expected future product returns of previously sold products. Our estimates for product returns are based on recent historical trends plus estimates for returns prompted by, among other things, announced stock rotations and announced customer store closings. Management reviews historical returns, current economic trends, and changes in customer demand and acceptance of our products when estimating sales return allowances. The estimate for future returns is recorded as a reserve against accounts receivable, a reduction in our net sales, and the corresponding change to inventory reserves and cost of sales. Product returns as a percentage of total shipments were 11.9% and 8.8%, respectively, for 2008 and 2009.

Price Protection Refunds. We have a policy of offering price protection to certain of our retailer and distributor customers for some or all their inventory. Under the price protection policies, when we reduce our prices for a product, the customer receives a credit for the difference between the original purchase price and our reduced price for their unsold inventory of that product. Our estimates for price protection refunds are based on a detailed understanding and tracking by customer and by sales program. Estimated price protection refunds are recorded in the same period as the announcement of a pricing change. Information from customer inventory-on-hand reports or from direct communications with the customers is used to estimate the refund, which is recorded as a reduction of net sales and a reserve against accounts receivable. Reductions in our net sales due to price protection were $0.04 million in 2008 and $0.02 million in 2009.

Sales and Marketing Incentives. Many of our retailer customers require sales and marketing support funding, usually set as a percentage of our sales in their stores. The incentives were reported as reductions in our net sales and were $0.7 million in 2008 and $0.6 million in 2009.

Consumer Mail-In and In-Store Rebates.  Our estimates for consumer mail-in and in-store rebates are based on a detailed understanding and tracking by customer and sales program, supported by actual rebate claims processed by the rebate redemption centers plus an accrual for an estimated lag in processing at the redemption centers. The estimate for mail-in and in-store rebates is recorded as a reserve against accounts receivable and a reduction of net sales in the same period that the rebate obligation was triggered. Reductions in our net sales due to the consumer rebates were $0.04 million in 2008 and negligible in 2009.

To ensure that the sales, discounts, and marketing incentives are recorded in the proper period, we perform extensive tracking and documenting by customer, by period, and by type of marketing event. This tracking includes reconciliation to the accounts receivable records for deductions taken by our customers for these discounts and incentives.

Accounts Receivable Valuation. We establish accounts receivable valuation allowances equal to the above-discussed net sales adjustments for estimates of product returns, price protection refunds, consumer rebates, and general bad debt reserves. These allowances are reduced as actual credits are issued to the customer's accounts. Our bad-debt write-offs were less than $0.2 million for 2008 and neglible for 2009.

Inventory Valuation and Cost of Goods Sold.  Inventory is valued at the lower of cost, determined by the first-in, first-out method, or market. We review inventories for obsolete slow moving products each quarter and make provisions  based on our estimate of the probability that the material will not be consumed or that it will be sold below cost. In 2008 and 2009 we recorded an additional charge of $0.2 million and $0.04 million, respectively for inventory reserves related to obsolete and slow-moving products.

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

Significant management judgment is required in determining our provision for income taxes and any valuation allowances. We have recorded a 100% valuation allowance against our deferred income tax assets. It is management's estimate that, after considering all the available objective evidence, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized. If we establish a record of continuing profitability, at some point we will be required to reduce the valuation allowance and recognize an equal income tax benefit which will increase net income in that period(s).

As of December 31, 2009 we had federal net operating loss carry forwards of approximately $45,693,000. These federal net operating losses are available to offset future taxable income, and are due to expire in years ranging from 2018 to 2029. We also had state net operating loss carry forwards of approximately $16,680,000. These state net operating losses are available to offset future taxable income, and are primarily due to expire in years ranging from 2010 to 2014.

Valuation of Investments. During the quarter ended September 30, 2007 we purchased all the Series A Preferred Shares (the Series A Shares) of Unity Business Networks, LLC (Unity) for cash of $1.2 million, including transaction costs. The Series A Shares were convertible at any time at our option into 15% of Unity’s common stock on a fully-diluted basis. In addition, we had an option to purchase all the outstanding common stock of Unity based on a specified multiple of Unity’s 2008 revenues, as defined.

On September 30, 2009 the Company received a cash payment of $766,950 in connection with Telesphere Networks’ purchase of the VoIP services business of Unity, including Zoom’s preferred stock investment described above. The transaction calls for additional periodic payments totaling $43,050 over the following 24 months beginning in October 2009 and a final payment of $150,000 on September 30, 2011, or $960,000 in total. Additional payments have been received and the balances of expected payments recorded on the December 31, 2009 balance sheet are a current receivable of $21,525 and a long-term asset of $166,144. The Company’s basis in this investment was originally recorded in 2007 as $1,178,709, which included the Company’s attorney fees involved in closing the investment. The investment was written down to $960,000 as of December 31, 2008.  As of December 31, 2009 the investment is no longer reflected on the balance sheet.

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

At December 31, 2008 the Company determined that the fair market value of its investment in RedMoon was zero due to RedMoon’s working capital position, cash flow, and the Company’s analysis of the recovery value of the assets. Accordingly, the Company wrote-off 100% of the $0.325 million asset value, including transaction costs of $0.025 million. The value of the RedMoon investment on Zoom’s balance sheet at December 31, 2009 and 2008 was zero.

Results of Operations

The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Years Ended December 31,
	2008	2009
Net sales	100.0%	100.0%
Cost of goods sold	79.3	72.1
Gross profit	20.7	27.9
Operating expense:
Selling	20.3	17.3
General and administration	15.8	22.2
Research and development	11.9	12.8
Total operating expenses	48.0	52.3
Operating profit (loss) before sale of real estate	(27.3)	(24.3)
Gain on sale of real estate	2.4	0.0
Operating profit (loss)	(24.9)	(24.3)
Other income (expense):
Other, net	(3.8)	0.4
Total other income (expense)	(3.8)	0.4
Loss before income taxes	(28.7)	(23.9)
Income taxes (benefit)	0.1	0.0

Net income (loss)	(28.8)%	(24.0)%

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

The following is a discussion of the major categories of our statement of operations, comparing the financial results for the year ended December 31, 2009 with the year ended December 31, 2008.

Net Sales. Our total net sales decreased year-over-year by $3.7 million or 25.7%. In 2009 and 2008 we primarily generated our sales by selling dial-up and broadband modems via retailers, distributors, and Internet Service Providers. Zoom sales of dial-up modems declined $0.2 million or 4.2%, a small decline compared to recent previous years. Our Broadband, Wireless and Other Products sales decreased year-over-year by $3.5 million or 40.6%, primarily due to lower sales of DSL modems and wireless products.

	Year 2008 Sales $000	Year 2009 Sales $000	Change $000	Change %
Dial-up	$5,897	$5,650	$(247)	(4.2)%
Broadband, Wireless and Other Products	$8,562	$5,090	$(3,472)	(40.6)%
Total Net Sales	$14,459	$10,740	$(3,719)	(25.7)%

As shown in the table below our net sales in North America decreased $1.1 million or 11.0% to $9.0 million in 2009 from $10.1 million in 2008. Our net sales in the UK were $0.9 million in 2009 compared to $3.1 million in 2008, a 71.0% decrease. The sales decline in North America primarily reflects decreased sales of DSL modems and wireless products as compared to 2008.  The sales decline in the UK primarily reflects decreased sales of wireless products and DSL modems as compared to 2008.  Our net sales in all other countries were $0.9 million in 2009 compared to $1.3 million in 2008, a 33.8% decline.

	Year 2008 Sales $000	Year 2009 Sales $000	Change $000	Change %
North America	$10,101	$8,994	$(1,107)	(11.0)%
UK	3,061	888	(2,173)	(71.0)%
All Other	1,297	858	(439)	(33.8)%
Total Net Sales	$14,459	$10,740	$(3,719)	(25.7)%

During 2009 two customers each accounted for 10% or more of our total net sales.  Together these two customers accounted for 40% of our total net sales. During 2008, three customers accounted for more than 10% of our total net sales.  Together these three customers accounted for 44% of our total net sales.

Because of our customer concentration, our net sales and operating income could fluctuate significantly due to changes in political or economic conditions or the loss, reduction of business, or less favorable terms for any of our significant customers.

Gross Profit. Our gross profit was $3.0 million in 2009 and $3.0 million in 2008. Our gross profit percentage of net sales increased to 27.9% in 2009 from 20.7% in 2008. The primary reason for the gross profit percentage increase was an increased sales mix of higher margin products, lower manufacturing expense, and  lower sales dilution from consumer rebates and other retail channel payments.

Operating Expense. Total operating expense excluding the gain on sale of real estate decreased by $1.3 million from $6.9 million in 2008 to $5.6 million in 2009. Total operating expense excluding the gain on sale of real estate as a percentage of net sales increased from 48.0% in 2008 to 52.3% in 2009.  The table below illustrates the change in operating expense*.

Operating Expense	Year 2008 Sales $000	% Net Sales	Year 2009 Sales $000	% Net Sales	Change $000	% Change
Selling expense	$2,932	20.3%	$1,856	17.3%	$(1,076)	(36.7)%
General and administrative expense	2,280	15.8%	2,382	22.2%	102	4.5%
Research and development expense	1,721	11.9%	1,374	12.8%	(347)	(20.2)%
Total operating expense excluding the gain on sale of real estate	$6,933	48.0%	$5,612	52.3%	$(1,321)	(19.1)%

*Note that the Zoom merger and spin-out transaction resulted in $0.08 million and $0.4 million of non-recurring operating expenses in 2008 and 2009, respectively.  Excluding the merger related expense the total operating expense was $6.9 million in 2008 and $5.2 million in 2009, a 24.4% decrease.

Selling Expense. Selling expense decreased from $2.9 million in 2008 to $1.9 million in 2009. Selling expense as a percentage of net sales was 20.3% in 2008 and 17.3% in 2009. The $1.1 million reduction in selling expense was primarily due to reduced personnel costs due to lower employee headcount and lower product delivery and warehousing costs and sales commissions

General and Administrative Expense. General and administrative expense was $2.3 million in 2008 and $2.4 million in 2009. General and administrative expense as a percentage of net sales was 15.8% in 2008 and 22.2% in 2009. In 2009 compared to 2008, general and administrative expense increased $0.1 million primarily due to the increase of $0.4 million in merger and spin-out related expense, partially offset by a reduction in personnel costs and rent expense.

Research and Development Expense.  Research and development expense decreased from $1.7 million in 2008 to $1.4 million in 2009.  Research and development expense as a percentage of net sales increased from 11.9% in 2008 to 12.8% in 2009. The $0.3 million decrease in research and development expense was primarily due to reduced personnel costs.

Gain on Sale of Real Estate.  In 2006 we sold the real estate that housed our corporate headquarters and concurrently entered into a leaseback arrangement for a portion of the property. The leaseback arrangement was for two years.  A gain of $5.5 million was realized on the sale. However, a portion of the gain ($0.7 million) was deferred and has been recognized in operations over the term of the lease ($0.38 million in 2007 and $0.341 million in 2008). The deferred gain was the estimated present value of the minimum lease payments under the leaseback arrangement.  The final monthly deferred gain was recorded in December 2008.

Other Income (Expense).  Other income, net changed from a loss of $0.5 million in 2008 to a gain of $0.04 million in 2009.  The primary reason for the loss of $0.5 million in 2008 was the $0.5 million write-down of investment assets.

Income Tax Expense (Benefit). We recorded a $0.01 million net income tax expense in 2008 and $0.005 million net income tax expense in 2009 resulting from income tax in Mexico.

Liquidity and Capital Resources

On December 31, 2009 we had working capital of $2.8 million including $1.2 million in cash and cash equivalents.  On December 31, 2008 we had working capital of $3.9 million including $1.2 million in cash and cash equivalents. Our current ratio at December 31, 2009 was 3.0 compared to 3.4 at December 31, 2008.  A significant portion in the reduction of the current ratio was due to a decline in inventory partially offset by a decline in accounts payable.  The decline in inventory was primarily the result of improved inventory turnover in 2009.  The decline in accounts payable resulted primarily from lower inventory purchase volume.

In 2009 the Company’s operating activities used $0.8 million in cash. Its net loss in 2009 was $2.6 million. After adjusting for non-cash items including $0.06 million of depreciation and amortization expense, $0.1 million for common stock issuance, $0.4 million of stock-based compensation and the $0.3 million reversal of accounts receivable allowances, sources of cash from operations included a decrease in inventories of $1.3 million and a decrease in accounts receivable of $0.3 million. Uses of cash from operations included a decrease in accounts payable and accrued expense of $0.2 million. The decline in inventory was primarily the result of improved inventory turnover in 2009.

In 2009 the Company’s net cash provided by investing activities was $0.8 million primarily for the sale of its investment in Unity.

To conserve cash and manage our liquidity, we have implemented cost-cutting initiatives including the reduction of employee headcount and overhead costs. On December 31, 2009 we had 40 full-time employees compared to 56 as of December 31, 2008. As of February 28, 2010 we had 34 full-time employees and 5 part-time employees.  We plan to continue to assess our cost structure as it relates to our revenues and cash position, and we may make further reductions if the actions are deemed necessary.

In 2009 the Company incurred a net loss of $2.6 million and used cash in operating activities of $0.8 million.  These and other conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management does not believe we have sufficient resources to fund our normal operations over the next 12 months unless sales improve significantly or we raise capital. Additional financing may not be available on terms favorable to the Company, or at all.  If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities.  The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain.  In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is substantial doubt as to its ability to continue as a going concern   See “Risk Factors” below, for further information with respect to events and uncertainties that could harm our business, operating results, and financial condition.

Risk Factors

To stay in business we will likely require additional funding, which we may be unable to obtain on favorable terms, if at all.

Over the next twelve months we will likely require additional financing to fund our operations. We have no line of credit from which we can borrow. Additional financing may not be available to us on a timely basis if at all, or on terms acceptable to us. If we fail to obtain acceptable additional financing when needed, we may not have sufficient resources to fund our normal operations which would have a material adverse effect on our business.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

The audit report issued by our independent registered public accounting firm on our audited financial statements for the fiscal year ended December 31, 2009 contains a explanatory paragraph regarding our ability to continue as a going concern.  This indicates there is substantial doubt on the part of our independent registered public accounting firm as to our ability to continue as a going concern due to the risk that we may not have sufficient cash and liquid assets at December 31, 2009 to cover our operating and capital requirements for the next twelve-month period and if sufficient cash cannot be obtained we would have to substantially alter our operations, or we may be forced to discontinue operations.  Such an opinion from our independent registered public accounting firm may limit our ability to access certain types of financing.

The market for high-speed communications products and services has many competing technologies and, as a result, the demand for certain of our products and services is declining.

Industry analysts believe that the market for our dial-up modems will continue to decline. If we are unable to increase demand for and sales of our broadband modems, we may be unable to sustain or grow our business. The market for high-speed communications products and services has a number of competing technologies. For instance, Internet access can be achieved by using a standard telephone line and appropriate service for dial-up modems; DSL modems; using a cable modem with a cable TV line and cable modem service; using a router and some type of modem to service the computers connected to a local area network; or other approaches, including wireless links to the Internet.

Although we currently sell products that include these technologies, our most successful products have historically been our dial-up modems. The introduction of new products by competitors, market acceptance of competing products based on new or alternative technologies, or the emergence of new industry standards have in the past rendered and could continue to render our products less competitive or even obsolete. For example, these factors have caused the market for our dial-up modems to shrink dramatically. If we are unable to increase demand for our broadband modems, we may be unable to sustain or grow our business.

Our reliance on a limited number of customers for a large portion of our revenues could materially harm our business and prospects.

Relatively few customers have accounted for a substantial portion of the Company’s net sales.  During 2009 two customers each accounted for 10% or more of our total net sales.  Together these two customers accounted for 40% of our total net sales. Our customers generally do not enter into long-term agreements obligating them to purchase our products. We may not continue to receive significant revenues from any of these or from other large customers. Because of our significant customer concentration, our net sales and operating income could fluctuate significantly due to changes in political or economic conditions or the loss of, reduction of business with, or less favorable terms for any of our significant customers. A reduction or delay in orders from any of our significant customers, or a delay or default in payment by any significant customer could materially harm our business, results of operation and liquidity.

We may be unable to produce sufficient quantities of our products because we obtain key components from, and depend on, sole or limited source suppliers.

We obtain certain key parts, components, and equipment from sole or limited sources of supply. For example, we purchase the vast majority of our dial-up modem chipsets from Conexant Systems.  In the past we have experienced delays in receiving shipments of modem chipsets from our sole source suppliers. We may experience similar delays in the future. In addition, some products may have other components that are available from only one source. If we are unable to obtain a sufficient supply of components from our current sources, we would experience difficulties in obtaining alternative sources or in altering product designs to use alternative components. Resulting delays or reductions in product shipments could damage relationships with our customers, and our customers could decide to purchase products from our competitors. Inability to meet our customers’ demand or a decision by one or more of our customers to purchase products from our competitors could harm our operating results.

Fluctuations in the foreign currency exchange rates in relation to the U.S. dollar could have a material adverse effect on our operating results.

Changes in currency exchange rates that increase the relative value of the U.S. dollar may make it more difficult for us to compete with foreign manufacturers on price, may reduce our foreign currency denominated sales when expressed in dollars, or may otherwise have a material adverse effect on our sales and operating results. A significant increase in our foreign currency denominated sales would increase our risk associated with foreign currency fluctuations. A weakness in the U.S. dollar relative to the Mexican peso and various Asian currencies especially the Chinese renminbi could increase our product costs. Fluctuations in the currency exchange rates have, and may continue to, adversely affect our operating results.

The recent financial crisis and current uncertainty in global economic conditions could negatively affect our business, results of operations, and financial condition.

The recent financial crisis and the current uncertainty in global economic conditions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit, equity and fixed income markets. There could be a number of follow-on effects from these economic developments on our business, including unavailability of credit, insolvency of key suppliers resulting in product delays; customer insolvencies; rapid changes to the foreign currency exchange rates; decreased customer confidence; and decreased customer demand.  Any of these events, or any other events caused by the recent financial crisis, may have a material adverse effect on our business, operating results, and financial condition.

Capacity constraints in our Mexican operations could reduce our sales and revenues and hurt customer relationships.

We rely on our Mexican operations to finish and ship most of the products we sell. Since moving our manufacturing operations to our Mexican facility we have experienced and may continue to experience constraints on our manufacturing capacity as we address challenges related to operating our new facility, such as hiring and training workers, creating the facility’s infrastructure, developing new supplier relationships, complying with customs and border regulations, and resolving shipping and logistical issues. Our sales and revenues may be reduced and our customer relationships may be impaired if we continue to experience constraints on our manufacturing capacity. We are working to minimize capacity constraints in a cost-effective manner, but there can be no assurance that we will be able to adequately minimize capacity constraints.

Our reliance on a business processing outsourcing partner to conduct our operations in Mexico could materially harm our business and prospects.

In connection with the move of most of our North American manufacturing operations to Mexico, we rely on a business processing outsourcing partner to hire, subject to our oversight, the production team for our manufacturing operation, provide the selected facility described above, and coordinate many of the ongoing manufacturing logistics relating to our operations in Mexico. Our outsourcing partner’s related functions include acquiring the necessary Mexican permits, providing the appropriate Mexican operating entity, assisting in customs clearances, and providing other general assistance and administrative services in connection with the ongoing operation of the Mexican facility. Our outsourcing partner’s performance of these obligations efficiently and effectively is critical to the success of our operations in Mexico. Failure of our outsourcing partner to perform its obligations efficiently and effectively could result in delays, unanticipated costs or interruptions in production, delays in deliveries to our customers or other harm to our business, results of operation, and liquidity. Moreover, if our outsourcing arrangement is not successful, we cannot assure our ability to find an alternative production facility or outsourcing partner to assist in our operations in Mexico or our ability to operate successfully in Mexico without outsourcing or similar assistance.

Our net sales, operating results and liquidity have been and may in the future be adversely affected because of the decline in the retail market for dial-up modems.

The dial-up modem industry has been characterized by declining average selling prices and a declining retail market. The decline in average selling prices is due to a number of factors, including technological change, lower component costs, and competition. The decline in the size of the retail market for dial-up modems is primarily due to the inclusion of dial-up modems as a standard feature contained in new PCs, and the advent of broadband products. Decreasing average selling prices and reduced demand for our dial-up modems have resulted and are likely to continue to result in decreased net sales for dial-up modems. If we fail to replace declining revenue from the sales of dial-up modems with the sales of our other products, including our broadband modems, our business, results of operation and liquidity will be harmed.

Less advantageous terms of sale of our products could harm our business.

We entered into a consignment arrangement with a significant retailer customer in October 2006. In connection with this arrangement ownership of all unsold products previously purchased from Zoom reverted to us in November 2006. Under the consignment arrangement we do not recognize revenue from the sale of a product until the retailer actually sells such product to its customer. The consignment arrangement also results in a delay in the dating of invoices, the recognition of accounts receivable, and the due dates for payment by the retailer for goods sold. If additional significant customers adopt similar arrangements or otherwise change the terms of sale, our business, results of operation and liquidity will be harmed.

We believe that our future success will depend in large part on our ability to more successfully penetrate the broadband modem markets, which have been challenging markets, with significant barriers to entry.

With the shrinking of the dial-up modem market, we believe that our future success will depend in large part on our ability to more successfully penetrate the broadband modem markets, DSL and cable, and the VoIP market. These markets have significant barriers to entry that have adversely affected our sales to these markets. Although some cable and DSL modems are sold at retail, the high volume purchasers of these modems are concentrated in a relatively few large cable, telecommunications, and Internet service providers which offer broadband modem services to their customers. These customers, particularly cable services providers, also have extensive and varied approval processes for modems to be approved for use on their network. These approvals are expensive, time consuming, and continue to evolve. Successfully penetrating the broadband modem market therefore presents a number of challenges including: the current limited retail market for broadband modems; the relatively small number of cable, telecommunications and Internet service provider customers that make up the bulk of the market for broadband modems in certain countries, including the United States; the significant bargaining power of these large volume purchasers; the time consuming, expensive, uncertain and varied approval process of the various cable service providers; and the strong relationships with cable service providers enjoyed by incumbent cable equipment providers like Motorola and Cisco.

Our sales of broadband products have been adversely affected by all of these factors. Sales of our broadband products in European countries have fluctuated and may continue to fluctuate due to approvals and delays in the deployment by service providers of cable and DSL service in these countries. We cannot predict whether we will be able to successfully penetrate these markets.

If we fail to meet changing customer requirements and emerging industry standards, there would be an adverse impact on our ability to sell our products and services.

The market for PC communications products and high-speed broadband access products and services is characterized by aggressive pricing practices, continually changing customer demand patterns, rapid technological advances, emerging industry standards and short product life cycles. Some of our product and service developments and enhancements have taken longer than planned and have delayed the availability of our products and services, which adversely affected our sales and profitability in the past. Any significant delays in the future may adversely impact our ability to sell our products and services, and our results of operations and financial condition may be adversely affected. Our future success will depend in large part upon our ability to: identify and respond to emerging technological trends and industry standards in the market; develop and maintain competitive products that meet changing customer demands; enhance our products by adding innovative features that differentiate our products from those of our competitors; bring products to market on a timely basis; introduce products that have competitive prices; manage our product transitions, inventory levels and manufacturing processes efficiently; respond effectively to new technological changes or new product announcements by others; and meet changing industry standards.

Our product cycles tend to be short, and we may incur significant non-recoverable expenses or devote significant resources to sales that do not occur when anticipated. Therefore, the resources we devote to product development, sales and marketing may not generate material net sales for us. In addition, short product cycles have resulted in and may in the future result in excess and obsolete inventory, which has had and may in the future have an adverse affect on our results of operations. In an effort to develop innovative products and technology, we have incurred and may in the future incur substantial development, sales, marketing, and inventory costs. If we are unable to recover these costs, our financial condition and operating results could be adversely affected. In addition, if we sell our products at reduced prices in anticipation of cost reductions and we still have higher cost products in inventory, our business would be harmed and our results of operations and financial condition would be adversely affected.

Our international operations are subject to a number of risks that could harm our business.

Currently our business is significantly dependent on our operations outside the United States, particularly sales of our products and the production of most of our products. All of our manufacturing operations except our rework operations are now located outside of the United States.  For the year 2009 sales outside North America were 16% of our net sales. The inherent risks of international operations could harm our business, results of operation, and liquidity. Specifically, our manufacturing operations in Mexico are subject to the challenges and risks associated with international operations, including those related to integration of operations across different cultures and languages, currency risk, and economic, legal, political and regulatory risks. In addition, fluctuations in the currency exchange rates have had, and may continue to have, an adverse effect on our operating results. The types of risks faced in connection with international operations and sales include, among others: regulatory and communications requirements and policy changes; currency exchange rate fluctuations, including, as a result of the move of our manufacturing operations to Mexico, changes in value of the Mexican peso relative to the US dollar; favoritism toward local suppliers; delays in the rollout of broadband services by cable and DSL service providers outside of the United States; local language and technical support requirements; difficulties in inventory management, accounts receivable collection and the management of distributors or representatives; cultural differences; reduced control over staff and other difficulties in staffing and managing foreign operations; reduced protection for intellectual property rights in some countries; political and economic changes and disruptions; governmental currency controls; shipping costs; and import, export, and tariff regulations

We may be subject to product returns resulting from defects or from overstocking of our products.  Product returns could result in the failure to attain market acceptance of our products, which would harm our business.

If our products contain undetected defects, errors, or failures, we could face delays in the development of our products, numerous product returns, and other losses to us or to our customers or end users. Any of these occurrences could also result in the loss of or delay in market acceptance of our products, either of which would reduce our sales and harm our business. We are also exposed to the risk of product returns from our customers as a result of contractual stock rotation privileges and our practice of assisting some of our customers in balancing their inventories. Overstocking has in the past led and may in the future lead to higher than normal returns.

If we fail to effectively manage our inventory levels, there could be a material and adverse affect on our liquidity and our business.

Due to rapid technological change and changing markets we are required to manage our inventory levels carefully to both meet customer expectations regarding delivery times and to limit our excess inventory exposure. In the event we fail to effectively manage our inventory our liquidity may be adversely affected and we may face increased risk of inventory obsolescence, a decline in market value of the inventory, or losses from theft, fire, or other casualty.

We may be unable to produce sufficient quantities of our products because we depend on third party manufacturers. If these third party manufacturers fail to produce quality products in a timely manner, our ability to fulfill our customer orders would be adversely impacted.

We use contract manufacturers and original design manufacturers for electronics manufacturing of most of our products. We use these third party manufacturers to help ensure low costs, rapid market entry, and reliability. Any manufacturing disruption could impair our ability to fulfill orders, and failure to fulfill orders would adversely affect our sales. Although we currently use four electronics manufacturers for the bulk of our purchases, in some cases a given product is only provided by one of these companies. The loss of the services of any of our significant third party manufacturers or a material adverse change in the business of or our relationships with any of these manufacturers could harm our business. Since third parties manufacture our products and we expect this to continue in the future, our success will depend, in part, on the ability of third parties to manufacture our products cost effectively and in sufficient quantities to meet our customer demand.

We are subject to the following risks because of our reliance on third party manufacturers: reduced management and control of component purchases; reduced control over delivery schedules, quality assurance and manufacturing yields; lack of adequate capacity during periods of excess demand; limited warranties on products supplied to us; potential increases in prices; interruption of supplies from assemblers as a result of a fire, natural calamity, strike or other significant event; and misappropriation of our intellectual property.

We face significant competition, which could result in decreased demand for our products or services.

We may be unable to compete successfully. A number of companies have developed, or are expected to develop, products that compete or will compete with our products. Furthermore, many of our current and potential competitors have significantly greater resources than we do. Intense competition, rapid technological change and evolving industry standards could result in less favorable selling terms to our customers, decrease demand for our products or make our products obsolete.  Our operating results and our ability to compete could be adversely affected if we are unable to: successfully and accurately anticipate customer demand; manage our product transitions, inventory levels, and manufacturing processes efficiently; distribute or introduce our products quickly in response to customer demand and technological advances; differentiate our products from those of our competitors; or otherwise compete successfully in the markets for our products.

New environmental regulations may increase our manufacturing costs and harm our business.

The State of California and other states have implemented regulations requiring the use of highly efficient power cubes. These new requirements affect many of our products and typically result in an increase of $0.20 to $0.70 in our cost to produce those products that use U.S. power cubes. This is expected to reduce our gross margin for those products. Other environmental regulations, including European regulations, may also impact our product costs or restrict our ability to ship certain products into Europe.

Changes in current or future laws or governmental regulations and industry standards that negatively impact our products, services and technologies could harm our business.

The jurisdiction of the Federal Communications Commission, or the FCC, extends to the entire United States communications industry including our customers and their products and services that incorporate our products. Our products are also required to meet the regulatory requirements of other countries throughout the world where our products and services are sold. Obtaining government regulatory approvals is time-consuming and very costly. In the past, we have encountered delays in the introduction of our products, such as our cable modems, as a result of government certifications. We may face further delays if we are unable to comply with governmental regulations. Delays caused by the time it takes to comply with regulatory requirements may result in cancellations or postponements of product orders or purchases by our customers, which would harm our business.

In addition to reliability and quality standards, the market acceptance of our VoIP products and services is dependent upon the adoption of industry standards so that products from multiple manufacturers are able to communicate with each other. Standards are continuously being modified and replaced. As standards evolve, we may be required to modify our existing products or develop and support new versions of our products. The failure of our products to comply, or delays in compliance, with various existing and evolving industry standards could delay or interrupt volume production of our products, which could harm our business.

Our future success will depend on the continued services of our executive officers and key product development personnel.

The loss of any of our executive officers or key product development personnel, the inability to attract or retain qualified personnel in the future, or delays in hiring skilled personnel could harm our business. Competition for skilled personnel is significant. We may be unable to attract and retain all the personnel necessary for the development of our business. In addition, the loss of Frank B. Manning, our president and chief executive officer, or some other member of the senior management team, a key engineer or salesperson, or other key contributors, could harm our relations with our customers, our ability to respond to technological change, and our business.

We may have difficulty protecting our intellectual property.

Our ability to compete is heavily affected by our ability to protect our intellectual property. We rely primarily on trade secret laws, confidentiality procedures, patents, copyrights, trademarks, and licensing arrangements to protect our intellectual property. The steps we take to protect our technology may be inadequate. Existing trade secret, trademark and copyright laws offer only limited protection. Our patents could be invalidated or circumvented. We have more intellectual property assets in some countries than we do in others. In addition, the laws of some foreign countries in which our products are or may be developed, manufactured or sold may not protect our products or intellectual property rights to the same extent as do the laws of the United States. This may make the possibility of piracy of our technology and products more likely. We cannot ensure that the steps that we have taken to protect our intellectual property will be adequate to prevent misappropriation of our technology.

We could infringe the intellectual property rights of others.

Particular aspects of our technology could be found to infringe on the intellectual property rights or patents of others. Other companies may hold or obtain patents on inventions or may otherwise claim proprietary rights to technology necessary to our business. We cannot predict the extent to which we may be required to seek licenses. We cannot assure that the terms of any licenses we may be required to seek will be reasonable. We are often indemnified by our suppliers relative to certain intellectual property rights; but these indemnifications do not cover all possible suits, and there is no guarantee that a relevant indemnification will be honored by the indemnifying party.

We may be required to satisfy certain indemnification obligations to Leimone United

Under the terms of the Separation and Distribution Agreement and the Share Exchange Agreement, we agreed to indemnify Zoom Technologies (to be re-named Leimone United) and Gold Lion from and after the spin-off with respect to representation and warranties in such agreements and taxes related to the pre-distribution period. We are not aware of any existing indemnification obligations at this time, but any such indemnification obligations that may arise in the future could be significant. Our ability to satisfy these indemnities, if called upon to do so, will depend upon our future financial strength. We cannot determine whether we will have to indemnify Leimone United or Gold Lion for any substantial obligations.

The market price and trading volume of our common stock may be volatile

The market price of our common stock could fluctuate significantly for many reasons, including, without limitation: as a result of the risk factors listed in this annual report on Form 10-K; actual or anticipated fluctuations in our operating results; regulatory changes that could impact our business; and general economic and industry conditions. Shares of our common stock are quoted on the Over-the-Counter Bulletin Board. The lack of an active market may impair the ability of holders of our common stock to sell their shares of common stock at the time they wish to sell them or at a price that they consider reasonable. The lack of an active market may also reduce the fair market value of the shares of our common stock.

We do not expect to pay any dividends in the foreseeable future.

We do not expect to declare dividends in the foreseeable future. We currently intend to retain cash to support our operations and to finance the growth and development of our business. There can be no assurance that we will have, at any time, sufficient surplus under Delaware law to be able to pay any dividends. If we do not pay dividends, the price of our common stock that you receive in the distribution must appreciate for you to receive a gain on your investment in Zoom Telephonics.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ZOOM TELEPHONICS, INC.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A – CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2009 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

There have been no changes in our internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item appears under the caption "Our Executive Officers" in Part 1, Item 1 -- Business, and under the captions "Election of Directors", "Board of Directors”, "Code of Ethics" and " Section 16(a) Beneficial Ownership Compliance " in our definitive proxy statement for our 2010 annual meeting of stockholders which will be filed with the SEC within 120 days after the close of our fiscal year, and is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

Information required by this item appears under the captions "Executive Compensation," and "Directors' Compensation", in our definitive proxy statement for our 2010 annual meeting of stockholders which will be filed with the SEC within 120 days after the close of our fiscal year, and is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We maintain a number of equity compensation plans for employees, officers, directors and others whose efforts contribute to our success. The table below sets forth certain information as of our fiscal year ended December 31, 2009 regarding the shares of our common stock available for grant or granted under stock option plans that (i) were approved by our stockholders, and (ii) were not approved by our stockholders.

Equity Compensation Plan Information.

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options	Weighted-Average Exercise Price Of Outstanding Options	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	$0	0

Equity compensation plans not approved by security holders (1)	732,000	$0.53	2,168,000
Total:	732,000	$0.53	2,168,000
———————

(1)
Includes the 2009 Stock Option Plan and the 2009 Directors Stock Option Plan. We are soliciting approval of these plans at the 2010 annual meeting.  The purposes of the 2009 Stock Option Plan are to attract and retain employees and provide an incentive for them to assist us in achieving our long-range performance goals, and to enable such employees to participate in our long-term growth.  The purposes of the 2009 Directors Stock Option Plan is to attract and retain non-employee directors and to enable such directors to participate in our long-term growth.  The 2009 Stock Option Plan and the 2009 Directors Stock Option Plan are administered by the Compensation Committee of the Board of Directors. All stock options granted under the 2009 Stock Option Plan and the 2009 Directors Stock Option Plan have been granted with an exercise price equal to at least the fair market value of the common stock on the date of grant.

ITEM 13 – CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Any information required by this item may appear under the caption "Certain Relationships and Related Transactions" and “Board of Directors” in our Definitive Proxy Statement for our 2010 annual meeting of Stockholders to be filed with the SEC within 120 days after the close of our fiscal year and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the fees for audit services and for other services billed by Zoom’s principal accountants and independent registered public accounting firm, UHY LLP, for fiscal years 2008 and 2009.

FEE CATEGORY	2008	2009
Audit fees (1)	$130,770	$124,700
Audit-related fees (2)	2,250	24,650
Tax fees (3)	––	––
All other fees (4)	––	––
Total fees	$133,020	$149,350
———————
(1)
Audit Fees. Consists of fees billed for professional services rendered for the audit of Zoom’s financial statements and review of the interim  financial statements included in quarterly reports and services that are normally provided in connection with statutory filings and engagements.

(2)
Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Zoom’s financial statements and are not reported under "Audit Fees".  For 2009, consists of fees for products and services related to the 2009 merger and spin-out transaction

(3)
Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.  These services were comprised primarily of services for federal, state and international tax compliance.

(4)	All Other Fees.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES *

(a)		Financial Statements, Schedules and Exhibits:

	(1),(2)	The financial statements and required schedules are indexed on page F-1.

	(3)	Exhibits required by the Exhibit Table of Item 601 of SEC Regulation S-K. (Exhibit numbers refer to numbers in the Exhibit Table of Item 601.)

2.1
Separation and Distribution Agreement by and between Zoom Technologies, Inc. and Zoom Telephonics, Inc. (incorporated by reference to annex B of the preliminary proxy statement filed by Zoom Technologies, Inc. May 13, 2009).*

3.1
Form of Amended and Restated Certificate of Incorporation of Zoom Telephonics, Inc. (incorporated by referenced to Exhibit 3.1 to Zoom Telephonics, Inc. Registration Statement on Form 10, filed with the Commission on September 4, 2009). *

	3.2	By-Laws of Zoom Telephonics, Inc. (incorporated by referenced to Exhibit 3.2 to Zoom Telephonics, Inc. Registration Statement on Form 10 filed with the Commission on September 4, 2009).*

10.1
Share Exchange Agreement dated January 28, 2009 by and among Zoom Technologies, Inc., Zoom Telephonics, Inc., Lei Gu, Gold Lion Holding Limited and Tianjin Ton Guang Group Digital Communications Co., Ltd. (previously filed as exhibit 2.1 to the Form 8-K dated February 3, 2009 by Zoom Technologies, Inc.).*

10.2
License Agreement between Zoom Telephonics, Inc. and Ton Guang Group Digital Communications Co., Ltd. (previously filed as exhibit 10.2 to the Form 8-K dated February 3, 2009 by Zoom Technologies, Inc.)*

10.3
First Amendment to Lease, Surrender and Extension Agreement dated November 11, 2008 between 201-207 South Street LLC and Zoom Telephonics, Inc. (previously filed as exhibit 10.29 to the Form 10-K dated March 12, 2009 by Zoom Technologies, Inc.).*

10.4
Amendment to Share Exchange Agreement by and among Zoom Technologies, Inc., Zoom Telephonics, Inc., Lei Gu, Songtao Du, Gold Lion Holding Limited and Tianjin Ton Guang Group Digital Communications Co., Ltd. dated May 12, 2009 (incorporated by reference to annex A-1 of the preliminary proxy statement filed by Zoom Technologies, Inc. May 13, 2009)*

	**10.5	Zoom Telephonics, Inc. 2009 Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Form 8-K dated December 16, 2009).*

	**10.6	Zoom Telephonics, Inc. 2009 Directors Stock Option Plan (incorporated by reference to Exhibit 4.2 to the Form 8-K dated December 16, 2009).*

	**10.7	Form of director option grant pursuant to Zoom Telephonics, Inc. 2009 Directors Stock Option Plan (incorporated by reference to Exhibit 4.3 to the Form 8-K dated December 16, 2009).*

	**10.8	Form of incentive stock option grant pursuant to Zoom Telephonics, Inc. 2009 Stock Option Plan (incorporated by reference to Exhibit 4.4 to the Form 8-K dated December 16, 2009).*

	**10.9	Form of non-qualified stock option grant pursuant to Zoom Telephonics, Inc. 2009 Stock Option Plan (incorporated by reference to Exhibit 4.5 to the Form 8-K dated December 16, 2009).*

10.10
Standard lease by and between 201-207 South Street LLC and Zoom Telephonics, Inc. on December 22, 2006 to lease space for 24 months for headquarters offices (incorporated by reference to Exhibit 10.18 to Zoom Technologies, Inc.’s Annual Report on Form 10-K on March 30, 2007)*

10.11
First Amendment to Lease, Surrender and Extension Agreement dated November 11, 2008 between 201-207 South Street LLC and Zoom Telephonics, Inc. (incorporated by reference to Exhibit 10.29 to Zoom Technologies, Inc.’s Annual Report on Form 10-K on March 12, 2009)*

10.12
Series A Preferred Share Purchase Agreement, dated July 25, 2007, by and between Unity Business Networks, L.L.C. and Zoom Telephonics, Inc. (incorporated by reference to Exhibit 10.1 to Zoom Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)*

10.13
Option Agreement, dated July 25, 2007, by and among Unity Business Networks, L.L.C., Zoom Technologies, Inc., and each of the members of Unity listed on the signature page thereto., (incorporated by reference to Exhibit 10.2 to Zoom Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)*

10.14
Investor Rights Agreement, dated July 25, 2007, by and among Unity Business Networks, L.L.C., Zoom Technologies, Inc., and each of the holders of Unity’s Common Interests listed on the signature page thereto (incorporated by reference to Exhibit 10.3 to Zoom Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)*

10.15
Second Amended and Restated Operating Agreement of Unity Business Networks, L.L.C., dated July 25, 2007, (incorporated by reference to Exhibit 10.4 to Zoom Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)*

10.16
Convertible Note Purchase Agreement, dated as of January 22, 2008, by and between Zoom Telephonics, Inc. and RedMoon, Inc., (incorporated by reference to Exhibit 10.1 to Zoom Technologies Inc.’s Current Report on Form 8-K on January 29, 2008.)*

10.17	Form of 6% Convertible Note, (incorporated by reference to Exhibit 10.2 to Zoom Technologies, Inc.’s Current Report on Form 8-K on January 29, 2008.)*

10.18
Option Agreement, dated as of January 22, 2008, by and among Zoom Telephonics, Inc., RedMoon, Inc. and certain stockholders of RedMoon, Inc., (incorporated by reference to Exhibit 10.3 to Zoom Technologies, Inc.’s Current Report on Form 8-K on January 29, 2008.)*

10.19
Security Agreement, dated as of January 22, 2008, by and between Zoom Telephonics, Inc. and RedMoon, Inc., (incorporated by reference to Exhibit 10.4 to Zoom Technologies Inc.’s Current Report on Form 8-K on January 29, 2008.)*

10.20
Voting Agreement, dated as of January 22, 2008, by and among Zoom Telephonics, Inc., RedMoon, Inc. and certain stockholders of RedMoon, Inc., (incorporated by reference to Exhibit 10.5 to Zoom Technologies, Inc.’s Current Report on Form 8-K on January 29, 2008.)*

21.1	Subsidiaries

31.1	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

	**	Compensation Plan or Arrangement.

(b)		Exhibits - See Item 15 (a) (3) above for a list of Exhibits incorporated herein by reference or filed with this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZOOM TELEPHONICS, INC.
(Registrant)

Date: March 30, 2010	By:	/s/ Frank B. Manning
Frank B. Manning President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank B. Manning	Principal Executive Officer and Chairman of the Board	March 30, 2010
Frank B. Manning

/s/ Robert A. Crist	Principal Financial and Accounting Officer	March 30, 2010
Robert A. Crist

/s/ Peter R. Kramer	Director	March 30, 2010
Peter R. Kramer

/s/ Bernard Furman	Director	March 30, 2010
Bernard Furman

/s/ J. Ronald Woods	Director	March 30, 2010
J. Ronald Woods

/s/ Joseph Donovan	Director	March 30, 2010
Joseph Donovan

ZOOM TELEPHONICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Zoom Telephonics, Inc.:

We have audited the accompanying balance sheets of Zoom Telephonics, Inc. as of December 31, 2009 and 2008, and the related statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zoom Telephonics, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has had recurring net losses and continues to experience negative cash flows from operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ UHY LLP
Boston, Massachusetts March 30, 2010

ZOOM TELEPHONICS, INC.
 BALANCE SHEETS

	December 31,
	2008	2009
ASSETS
Current assets
Cash and cash equivalents	$1,204,984	$1,223,507
Accounts receivable, net of allowances of $811,813 at December 31, 2008 and $466,595 at December 31, 2009	1,162,921	1,199,581
Inventories	2,902,979	1,586,079
Prepaid expenses and other current assets	234,428	223,891
Total current assets	5,505,312	4,233,058

Equipment, net	102,491	57,787
Deferred other receivable	––	166,144
Investment in Unity Business Networks, LLC.	960,000	––
Total assets	$6,567,803	$4,456,989

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,210,970	$1,014,979
Accrued expenses	399,507	375,414
Total current liabilities	1,610,477	1,390,393

Total liabilities	1,610,477	1,390,393

Commitments and Contingencies (Note 7)

Stockholders' equity Common stock, $0.01 par value:
Authorized - 25,000,000 shares; issued – 1,980,978 shares at December 31, 2009 and 200 shares at December 31, 2008, respectively	2	19,810
Additional paid-in capital	31,872,196	32,520,464
Accumulated deficit	(27,260,044)	(29,836,577)
Accumulated other comprehensive income (loss) –currency translation adjustment	345,172	362,899
Total stockholders' equity	4,957,326	3,066,596
Total liabilities and stockholders' equity	$6,567,803	$4,456,989

See accompanying notes.

ZOOM TELEPHONICS, INC.
 STATEMENTS OF OPERATIONS
Years Ended December 31, 2008 and 2009

	2008		2009
Net sales		$14,458,803	$10,740,488
Cost of goods sold		11,467,187	7,739,310
Gross profit		2,991,616	3,001,178

Operating expenses:
Selling		2,932,449	1,855,961
General and administrative		2,280,346	2,382,146
Research and development		1,720,677	1,373,950
		6,933,472	5,612,057
Operating profit (loss) before gain on sale of real estate		(3,941,856)	(2,610,879)

Gain on sale of real estate		340,913	––

Operating profit (loss)		(3,600,943)	(2,610,879)

Other :
Interest income		54,081	4,038
Other, net		(599,873)	35,412
Total other income, net		(545,792)	39,450

Income (loss) before income taxes		(4,146,735)	(2,571,429)

Income taxes (benefit)		12,919	5,104

Net income (loss)	$	(4,159,654)	$(2,576,533)

Basic and diluted net income (loss) per share		$(2.23)	$(1.32)

Weighted average common and common equivalent shares:
Basic		1,869,378	1,958,806
Diluted		1,869,378	1,958,806

See accompanying notes.

As described in Note 2, the weighted average shares presentation above is a pro-forma presentation for 2008 that presents the actual outstanding shares of Zoom Technologies.  The pro-forma presentation for 2009 combines the actual outstanding shares of Zoom Technologies from January 1, 2009 through September 21, 2009 with the actual outstanding shares of Zoom Telephonics from September 22, 2009 through December 31, 2009.

ZOOM TELEPHONICS, INC.
 STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)

	Common Stock					Total
	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive

Balance at December 31, 2007	200	$2	$31,593,623	$(23,100,390)	$587,307	$9,080,542

Net income (loss)	––	––	––	(4,159,654	––	(4,159,654)
Foreign currency translation adjustment	––	––	––	––	(242,135)	(242,135)
Comprehensive income (loss)	––	––	––	––	––	(4,401,789)
Stock based compensation	––	––	278,573	––	––	278,573
Balance at December 31, 2008	200	$2	$31,872,196	$(27,260,044)	$345,172	$4,957,326

Net income (loss)	––	––	––	(2,576,533)	––	(2,576,533)
Foreign currency translation adjustment	––	––	––	––	17,727	17,727
Comprehensive income (loss)	––	––	––	––	––	(2,558,806)
Common stock change	1,869,178	18,692	(18,692)	––	––	––
Non-cash stock issuance	90,000	900	157,500	––	––	158,400
Exercise of stock options	21,600	216	94,284	––	––	94,500
Stock based compensation	––	––	415,176	––	––	415,176
Balance at December 31, 2009	1,980,978	$19,810	$32,520,464	$(29,836,577)	$362,899	$3,066,596
———————
(A) Consists exclusively of foreign currency translation adjustments.

See accompanying notes.

ZOOM TELEPHONICS, INC.
 STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008 and 2009

	2008	2009
Operating activities:
Net income (loss)	$(4,159,654)	$(2,576,533)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of real estate	(340,913)	––
Writedown of investment in Unity Business Networks, LLC	218,709	––
Writedown of investment in RedMoon, Inc.	325,497	––
Depreciation and amortization	87,774	59,536
Non-cash common stock issuance	––	158,400
Stock based compensation	278,573	415,176
Reversal of accounts receivable allowances recognized in prior periods	(220,839)	(345,218)
Changes in operating assets and liabilities:
Accounts receivable	1,091,486	336,640
Inventories	1,496,731	1,318,372
Prepaid expense and other current assets	85,916	11,981
Accounts payable and accrued expense	(912,725)	(214,167)
Net cash provided by (used in) operating activities	(2,049,445)	(835,813)

Investing activities:
Investment in RedMoon	(325,497)	––
Proceeds from sale of Unity investment	––	772,331
Purchases of property, plant and equipment	(20,476)	(14,659)
Net cash provided by (used in) investing activities	(345,973)	757,672

Financing activities:
Proceeds from exercise of stock options	––	94,500
Net cash provided by (used in) financing activities	––	94,500

Effect of exchange rate changes on cash	(47,252)	2,164

Net change in cash	(2,442,670)	18,523

Cash and cash equivalents at beginning of year	3,647,654	1,204,984

Cash and cash equivalents at end of year	$1,204,984	$1,223,507

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$––	$––
Income taxes	$12,919	$5,104

See accompanying notes.

ZOOM TELEPHONICS, INC.
Notes to  Financial Statements
Years Ended December 31, 2008 and 2009

(1)   NATURE OF OPERATIONS

Zoom Telephonics, Inc. (the "Company") designs, produces, and markets broadband and dial-up modems and other communication-related products.

On January 28, 2009, Zoom Technologies, Inc. (“Zoom Technologies”) entered into a Share Exchange Agreement (the “Agreement”) with Tianjin Tong Guang Group Digital Communication Co., Ltd (“TCB Digital”), TCB Digital’s majority shareholder, Gold Lion Holding Limited (“Gold Lion”) and Lei Gu (“Gu”), a shareholder of Gold Lion. On May 12, 2009, the parties amended the Agreement to, among other actions, add Songtao Du (“Du”), a shareholder of Gold Lion, as a party to the Agreement. On September 22, 2009, pursuant to the Agreement, Zoom Technologies acquired all the outstanding shares of Gold Lion.  In addition, as part of the transaction, Zoom Technologies spun off its then-current business, which consisted of its ownership of Zoom Telephonics, Inc. (“Zoom Telephonics”) to its stockholders, by distributing and transferring its assets and liabilities to Zoom Telephonics and issuing a dividend of the Zoom Telephonics’ shares to its stockholders.  Upon the completion of the spin-off, Zoom Telephonics became a separate publicly traded company.

The Company has had recurring net losses and continues to experience negative cash flows from operations. As described further in Note 3, to conserve cash and manage liquidity, the Company has implemented cost cutting initiatives including the reduction of employee headcount and overhead costs; however, management does not believe the Company has sufficient resources to fund its normal operations over the next 12 months unless sales improve significantly or it raises capital. Additional financing may not be available on terms favorable to the Company, or at all.  If these funds are not available, the Company may not be able to execute its business plan or take advantage of business opportunities.  The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain.  In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is substantial doubt as to its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Basis of Presentation and Use of Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP).

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results may differ from those estimates. Significant estimates made by the Company include: 1) asset valuation allowances for accounts receivable (collectability and sales returns) and deferred income tax assets; 2) write-downs of inventory for slow-moving and obsolete items, and market valuations; 3) stock based compensation; 4) the useful lives of property, plant and equipment; and 5) the recoverability of long-lived assets and investments.

Prior to September 22, 2009, Zoom Telephonics was a 100%-owned subsidiary of Zoom Technologies. Essentially all of the assets and liabilities of Zoom Technologies were held in Zoom Telephonics and all the revenues, expenses and cash flows of Zoom Technologies were derived from Zoom Telephonics. In the accompanying financial statements, for the periods prior to the September 22, 2009 spin-out of Zoom Telephonics from Zoom Technologies, the financial condition, results of operations and cash flows of Zoom Telephonics are identical to the financial condition, results of operations and cash flows previously reported by Zoom Technologies.

(b)  Cash and Cash Equivalents

All highly liquid investments with original maturities of less than 90 days from the date of purchase are classified as cash equivalents. Cash equivalents consist exclusively of money market funds. The Company has deposits at a limited number of financial institutions with federally insured limits. Balances of cash and cash equivalents at these institutions are normally in excess of the insured limits. However, the Company believes that the institutions are financially sound and there is only nominal risk of loss.

(c)   Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market.

(d)   Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Depreciation of equipment is provided using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is provided using the straight-line method over the estimated useful lives of the improvement or lease term whichever is shorter.

(e)   Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to undiscounted future net cash flows expected to be generated by the asset or asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

(f)    Income Taxes

Deferred income taxes are provided on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and on net operating loss and tax credit carry forwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for that portion of deferred tax assets not expected to be realized.

Historically the Company has not accrued or paid significant interest and penalties for underpayments of income taxes. Interest and penalties related to such underpayments would be classified as a component of income tax expense. No material amounts of interest or penalties for underpayments of income taxes were required to be accrued as of December 31, 2009.

The Company files income tax returns in the United States and the United Kingdom. Years subsequent to 2002 are open for U.S. Federal and state income tax reporting and years subsequent to 2004 are open in the United Kingdom.

(g)  Earnings (Loss) Per Common Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares outstanding during the period. Under the treasury stock method, the unexercised options are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common shares at the average market price during the period. A summary of the denominators used to compute basic and diluted earnings (loss) per share follow:

	2008	2009
Weighted average shares outstanding – used to compute basic earnings (loss) per share	1,869,378	1,958,806
Net effect of dilutive potential common shares outstanding, based on the treasury stock method	––	––
Weighted average shares outstanding – used to compute diluted earnings (loss) per share	1,869,378	1,958,806

The weighted average shares presentation above is a pro-forma presentation. The Company is using a pro-forma presentation because the true historical number of shares outstanding of Zoom Telephonics prior to September 22, 2009 was 200 and the true historical earnings per share of the parent Zoom Technologies based on the 200 shares would not be meaningful. The pro forma weighted average shares outstanding for 2008 of 1,869,378 is the actual weighted average shares outstanding publicly reported for Zoom Technologies for the year ended December 31, 2008. The pro forma weighted average shares outstanding of 1,958,806 for the year ended 2009 is the actual weighted average shares outstanding for Zoom Technologies from January 1, 2009 through September 21, 2009 combined with the weighted average shares outstanding for Zoom Telephonics from September 22, 2009 through December 31, 2009.

Potential common shares for which inclusion would have the effect of increasing diluted earnings per share (i.e., anti-dilutive) are excluded from the computation. . Options to purchase 732,000 shares of common stock at December 31, 2009 were outstanding, but not included in the computation of diluted earnings per share as their effect would be anti-dilutive.

(h)  Revenue Recognition

The Company primarily sells hardware products to its customers. The hardware products include dial-up modems, DSL modems, cable modems, embedded modems, ISDN modems, telephone dialers, and wireless and wired networking equipment. The Company generally does not sell software.

The Company derives its net sales primarily from the sales of hardware products to computer peripherals retailers, computer product distributors, and original equipment manufacturers (OEMs). The Company sells an immaterial amount of its hardware products to direct consumers or to any customers via the internet.

The Company recognizes hardware net sales for all four types of customers at the point when the customers take legal ownership of the delivered products. Legal ownership passes to the customer based on the contractual FOB point specified in signed contracts and purchase orders, which are both used extensively. Many customer contracts or purchase orders specify FOB destination.

The Company's net sales of hardware are reduced by certain events which are characteristic of the sales of hardware to retailers of computer peripherals. These events are product returns, certain sales and marketing incentives, price protection refunds, and consumer and in-store mail-in rebates. Each of these is accounted for as a reduction of net sales based on management estimates, which are reconciled to actual customer or end-consumer credits on a monthly or quarterly basis.

The estimates for product returns are based on recent historical trends plus estimates for returns prompted by announced stock rotations, announced customer store closings, etc. Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of the Company's products when evaluating the adequacy of sales return allowances. The Company's estimates for price protection refunds require a detailed understanding and tracking by customer, by sales program. Estimated price protection refunds are recorded in the same period as the announcement of a pricing change. Information from customer inventory-on-hand reports or from direct communications with the customers is used to estimate the refund, which is recorded as a reserve against accounts receivable and a reduction of current period revenue. The Company's estimates for consumer mail-in rebates are comprised of actual rebate claims processed by the rebate redemption centers plus an accrual for an estimated lag in processing. The Company's estimates for store rebates are comprised of actual credit requests from the eligible customers.

The Company accounts for point-of-sale taxes on a net basis.

(i)   Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses. Due to the short term nature payment terms associated with these instruments, their carrying amounts approximate fair value.

(j)    Stock-Based Compensation

Compensation cost for awards is generally recognized over the required service period based on the estimated fair value of the awards on their grant date. Fair value is determined using the Black-Scholes option-pricing model.

(k)   Advertising Costs

Advertising costs are expensed as incurred and reported in selling expense in the accompanying statements of operations and include costs of advertising, production, trade shows, and other activities designed to enhance demand for the Company's products. There are no deferred advertising costs in the accompanying balance sheets.

(l)   Foreign Currencies

The Company generates a portion of its revenues in markets outside North America principally in transactions denominated in foreign currencies, which exposes the Company to risks of foreign currency fluctuations. Foreign currency transaction gains and losses are reflected in operations and were not material for any period presented.  The Company does not use derivative financial instruments.

The Company considers the local currency to be the functional currency for its U.K. branch. Assets and liabilities denominated in foreign currencies are translated using the exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments resulting from this process are charged or credited to “accumulated other comprehensive income.”

(m) Warranty Costs

The Company provides currently for the estimated costs that may be incurred under its standard warranty obligations.

(n)  Shipping and Freight Costs

The Company records the expense associated with customer-delivery shipping and freight costs in selling expense.

(3)   LIQUIDITY

On December 31, 2009 the Company had working capital of $2.8 million including $1.2 million in cash and cash equivalents.  On December 31, 2008 the Company had working capital of $3.9 million including $1.2 million in cash and cash equivalents. The Company’s current ratio at December 31, 2009 was 3.0 compared to 3.4 at December 31, 2008.  A significant portion in the reduction of the current ratio was due to a decline in inventory partially offset by a decline in accounts payable.

In 2009 the Company’s operating activities used $0.8 million in cash. Its net loss in 2009 was $2.6 million. After adjusting for non-cash items including $0.06 million of depreciation and amortization expense, $0.1 million for common stock issuance, $0.4 million of stock-based compensation and the $0.3 million reversal of accounts receivable allowances, sources of cash from operations included a decrease in inventories of $1.3 million and a decrease in accounts receivable of $0.3 million. Uses of cash from operations included a decrease in accounts payable and accrued expense of $0.2 million. The decrease in inventory was primarily the result of improved inventory turnover.  The decrease in accounts payable and accrued expense was primarily the result of lower procurement activity.

In 2009 the Company’s net cash provided by investing activities was $0.8 million primarily for the sale of its investment in Unity.

To conserve cash and manage liquidity, the Company has implemented cost-cutting initiatives including the reduction of employee headcount and overhead costs. On December 31, 2009 the Company had 40 full-time employees compared to 56 as of December 31, 2008. As of February 28, 2010 the Company had 34 full-time employees and 5 part-time employees.  Of the 39 Zoom employees on February 28, 2010 8 were engaged in research and development, 10 were involved in manufacturing oversight, purchasing, assembly, packaging, shipping and quality control, 14 were engaged in sales, marketing and technical support, and the remaining 7 performed accounting, administrative, management information systems, and executive functions.  Zoom has implemented cost cutting measures including reducing its headcount and reducing certain employees' work week from 40 hours to 32 hours per week.  The Company plans to continue to assess its cost structure as it relates to its revenues and cash position, and the Company may make further reductions if the actions are deemed necessary.

The Company's total current assets at December 31, 2009 were $4.2 million and current liabilities were $1.4 million. The Company did not have any long-term debt at December 31, 2009. Management does not believe it has sufficient resources to fund its planned operations through December 31, 2010 without significantly increasing sales or raising capital. If Zoom is unable to increase its revenues, reduce its expenses, or raise capital its longer-term ability to continue as a going concern and achieve its intended business objectives could be adversely affected.

(4)   NEW ACCOUNTING PRONOUNCEMENTS

The FASB has issued Accounting Standards Update (“ASU”) 2009-04, “Accounting for Redeemable Equity Instruments”.  ASU 2009-04 updates Topic 480-10-S99 to reflect the SEC staff’s view regarding the application of Accounting Series Release No. 268, Presentation in Financial Statements of “Redeemable Preferred Stocks”.  The adoption of the standard is not expected to have a significant impact on the Company’s financial statements.

The FASB has issued Accounting Standards Update (“ASU”) 2009-13, “Multiple Deliverable Revenue Arrangements”.  ASU 2009-13 clarifies the criteria for separating revenue between multiple deliverables.  This statement is effective for new revenue arrangements or materially modified arrangements in periods subsequent to adoption.  Adoption is required for fiscal years beginning on or after June 15, 2010, but early adoption is allowed.  The Company anticipates adopting ASU 2009-13 as of January 1, 2010 for new commercial revenue arrangements that fall within the scope of this Update.  The adoption of the standard is not expected to have a significant impact on the Company’s financial statements.

The FASB has issued Accounting Standards Update (“ASU”) 2009-14, “Certain Revenue Arrangements that Include Software Elements”.  ASU 2009-14 changes the accounting model for revenue arrangements that included both tangible products and software elements.  Under this guidance, tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are excluded from the software revenue guidance in Subtopic 985-605, “Software Revenue Recognition”.  ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which for the Company would be its fiscal year beginning January 1, 2011. Early adoption is permitted. The adoption of the standard is not expected to have a significant impact on the Company’s financial statements.

The FASB has issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.”  This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10.  The FASB’s objective is to improve these disclosures and, thus increase the transparency in financial reporting. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, which for the Company would be its fiscal quarter beginning January 1, 2010. The adoption of the standard is not expected to have a significant impact on the Company’s financial statements.

(5)   INVENTORIES

Inventories consist of the following at December 31:

	2008	2009
Materials	$1,611,936	$742,253
Work in process	11,366	1,135
Finished goods (including $435,000 and $383,000 held by a customer at December 31, 2008 and 2009, respectively)	1,279,677	842,691
Total	$2,902,979	$1,586,079

(6)           EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following at December 31:

	2008	2009	Estimated Useful lives in years
Leasehold improvements	$4,506	$5,021	5
Computer hardware and software	3,701,885	3,709,026	3
Machinery and equipment	1,882,871	1,887,047	5
Molds, tools and dies	1,641,829	1,644,829	5
Office furniture and fixtures	277,873	277,873	5
	$7,508,964	$7,523,796
Accumulated depreciation and amortization	(7,406,473)	(7,466,009)
Equipment and leasehold improvements, net	$102,491	$57,787

Depreciation expense	$82,256	$52,461

(7)   COMMITMENTS AND CONTINGENCIES

(a)  Lease Obligations

The Company leases its headquarters’ offices in Boston, Massachusetts, a manufacturing facility in Tijuana, Mexico, and a sales office facility in Fleet, United Kingdom. In December 2006, the Company sold its owned headquarters buildings in Boston, Massachusetts and leased back 25,200 square feet for two years expiring December 2008. In November 2008 the Company signed a lease amendment for its headquarters’ offices in Boston in the existing building for approximately 14,400 square feet for three years with a six month termination option starting July 1, 2010.

In September 2006 the Company moved out of its leased manufacturing facility in Boston, Massachusetts and moved into a leased manufacturing facility in Tijuana, Mexico.  In August 2006 the Company signed a lease for a 35,575 square foot manufacturing and warehousing facility in Tijuana, Mexico with an initial lease term from October 2006 to May 2007, with five two-year options thereafter.  In February 2007 the Company renegotiated the first renewal term and signed a one-year extension starting in May 2007, with five two-year options thereafter. In January 2009 the Company signed a lease agreement for 10,800 square feet at another property in the same industrial park in Tijuana, Mexico, effective March 1, 2009.  The Company received verbal approval from the landlord and expects to sign another extension ending April 30, 2011.

In September 2005 the Company entered into a two year office lease consisting of 2,400 square feet at 2 Kings Road, Fleet, Hants, U.K for its U.K. sales office.  In September 2007 the lease was continued on a month-to-month basis with a 3 month cancellation notice required by the Company or the landlord. In September, 2008 the Company signed an Office Service Agreement, which is an office rental agreement, rather than a lease. The rent is paid monthly, with a three month cancellation notice period.

Rent expense for all of the Company's leases was $621,234 in 2008 and $438,815 in 2009.

As of December 31, 2009, the Company's estimated future minimum committed rental payments, excluding executory costs, under the operating leases described above to their expiration are $415,305 for 2010 and  $359,526 for 2011.

(b)  Contingencies

The Company is party to various lawsuits and administrative proceedings arising in the ordinary course of business. The Company evaluates such lawsuits and proceedings on a case-by-case basis, and its policy is to vigorously contest any such claims which it believes are without merit. The Company's management believes that the ultimate resolution of such matters will not materially and adversely affect the Company's business, financial position, results of operations or cash flows.

In February 2009 the Company was named as one of 15 defendants in a patent infringement lawsuit filed in the United States District Court for the Eastern District of Texas by Finoc Design Consulting Oy of Oulu, Finland.   The complaint claimed that the Company had been and was then infringing on U.S. patent 6,850,560, dated February 1, 2005, by offering for sale, selling, and providing service and support to customers of its wireless xDSL products.  The Company believes that the basis for the infringement charge relates to certain chipsets in the Company's wireless xDSL products that were obtained from Conexant Systems, Inc (“Conexant”).  All of the Company’s wireless xDSL products use Conexant ADSL chipsets. The lawsuit was dismissed with prejudice on August 26, 2009.

(c)  Concentrations

The Company participates in the PC peripherals industry, which is characterized by aggressive pricing practices, continually changing customer demand patterns and rapid technological developments. The Company's operating results could be adversely affected should the Company be unable to successfully anticipate customer demand accurately; manage its product transitions, inventory levels and manufacturing process efficiently; distribute its product quickly in response to customer demand; differentiate its products from those of its competitors or compete successfully in the markets for its new products.

The Company depends on many third-party suppliers for key components contained in its product offerings. For some of these components, the Company may only use a single source supplier, in part due to the lack of alternative sources of supply. If the supply of a key material component is delayed or curtailed, the Company's ability to ship the related product or solution in desired quantities and in a timely manner could be adversely affected, possibly resulting in reductions in net sales. In cases where alternative sources of supply are available, qualification of the sources and establishment of reliable supplies could result in delays and possible reduction in net sales.

In the event that the financial condition of the Company's third-party suppliers for key components was to erode, the delay or curtailment of deliveries of key material components could occur. Additionally, the Company's reliance on third-party suppliers of key material components exposes the Company to potential product quality issues that could affect the reliability and performance of its products and solutions. Any lesser ability to ship its products in desired quantities and in a timely manner due to a delay or curtailment of the supply of material components, or product quality issues arising from faulty components manufactured by third-party suppliers, could adversely affect the market for the Company's products and lead to a reduction in the Company's net sales.

(8)   SALE/LEASEBACK AND MORTGAGE DEBT

In December 2006, the Company sold real estate housing its corporate headquarters and concurrently entered into a leaseback arrangement for a portion of the property. The leaseback arrangement was for two years. Net proceeds from the sale were $7,733,970 of which a portion was used to retire related outstanding mortgage debt.  A gain of $5,477,243 was realized on the sale in 2006.  However, a portion of the gain was deferred and was recognized in operations over the remaining two year term of the original lease. The gain recognized in operations in 2008 and 2009 was $340,913 and $0, respectively. The Company’s lease expired in December 2008 and the Company signed a three year lease amendment for reduced square footage in the same location.

(9)   STOCK OPTION PLANS

For the fiscal years 2008 and 2009, Zoom had three plans until the spinoff of Zoom Telephonics on September 22, 2009.  The three Zoom Technologies Stock Option Plans remained with Zoom Technologies and the spun off company Zoom Telephonics does not have any further liability except as described below in the section titled Stock Option Expense.  On December 10, 2009, the Company established 2 stock option plans.  The Board of Directors approved the two plans called the 2009 Stock Option Plan and the 2009 Directors Stock Option Plan.  These plans are described below.

The plans described below are the Zoom Telephonics Stock Option Plans.

2009 Stock Option Plan

The 2009 Stock Option Plan is for officers and certain full-time and part-time employees of the Company. Non-employee directors of the Company are not entitled to participate under this plan. The 2009 Stock Option Plan provides for 2,500,000 shares of common stock for issuance upon the exercise of stock options granted under the plan. Under this plan, stock options are granted at the discretion of the Compensation Committee of the Board of Directors at an option price not less than the fair market value of the stock on the date of grant. The options are exercisable in accordance with terms specified by the Compensation Committee not to exceed ten years from the date of grant. Option activity under this plan follows.

	Number of shares	Weighted average exercise price
Granted	702,000	$0.53
Exercised	––	––
Expired	––	$––

Balance as of December 31, 2009	702,000	$0.53

The weighted average grant date fair value of options granted was $0.32 in 2009.

The following table summarizes information about fixed stock options under the 2009 Stock Option Plan outstanding on December 31, 2009.

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.53	702,000	4.11	$0.53	371,000	$0.53

$0.53	702,000	4.11	$0.53	371,000	$0.53

2009 Director Stock Option Plan

On December 10, 2009 the Company established the 2009 Director Stock Option Plan (the "Directors Plan"). The Directors Plan was established for all directors of the Company except for any director who is a full-time employee or full-time officer of the Company. The option price is the fair market value of the common stock on the date the option is granted. There are 400,000 shares authorized for issuance under the Directors Plan. Each option expires five years from the grant date. Option activity under this plan follows.

	Number of shares	Weighted average exercise price
Granted	30,000	$0.53
Exercised	––	––
Expired	––	$––
Balance as of December 31, 2009	30,000	$0.53

The weighted average grant date fair value of options granted was $0.32 in 2009.

The following table summarizes information about fixed stock options under the Directors Plan on December 31, 2009.

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.53	30,000	4.11	$0.53	30,000	$0.53

$0.53	30,000	4.11	$0.53	30,000	$0.53

The Black-Scholes range of assumptions for the Zoom Telephonics’ options are shown below:

Assumptions	2009 Stock Option Plan and the 2009 Directors Stock Option Plan

Expected life	2.5 (yrs) - 3.5 (yrs)

Expected volatility	97.71% - 104.86%

Risk-free interest rate	1.02% - 1.92%

Expected dividend yield	0.00%

The unrecognized stock based compensation expense related to non-vested stock awards was $0.09 million as of December 31, 2009.  The amount to be recognized in operations for 2010 is $0.07 million with the remainder of $0.02 million to be recognized through 2011.

The three plans described below are the Zoom Technologies Stock Option Plans.

1990 Employee Stock Option Plan

The 1990 Employee Stock Option Plan (the "Employee Stock Option Plan") is for officers and certain full-time and part-time employees of the Company. Non-employee directors of the Company are not entitled to participate under this plan. The Employee Stock Option Plan provides for 960,000 shares of common stock for issuance upon the exercise of stock options granted under the plan. Shares of common stock were registered for issuance under this plan in accordance with the Securities Act of 1933. Under this plan, stock options are granted at the discretion of the Compensation Committee of the Board of Directors at an option price not less than the fair market value of the stock on the date of grant. The options are exercisable in accordance with terms specified by the Compensation Committee not to exceed ten years from the date of grant. Option activity under this plan follows.

	Number of shares	Weighted average exercise price
Balance at December 31, 2007*	134,000	$8.70
Granted	70,500	$3.60
Exercised	––	––
Expired	(67,000)	$12.25
Balance at December 31, 2008*	137,500	$4.36
Granted	75,000	$1.80
Exercised as of September 22, 2009	––	––
Expired as of September 22, 2009	––	$––
Balance as of September 22, 2009	212,500	$3.45

The spin-out of Zoom Telephonics and the merger of Zoom Technologies with Gold Lion occurred September 22, 2009.  The pre-merger Zoom Technologies outstanding stock options held by Zoom Technologies’ officers, employees, and directors remain the obligation of Zoom Technologies.

Director Stock Option Plan

In 1991 the Company established the Director Stock Option Plan (the "Directors Plan"). Shares of common stock were registered for issuance under this plan in accordance with the Securities Act of 1933. The Directors Plan was established for all directors of the Company except for any director who is a full-time employee or full-time officer of the Company. In 2003, the Directors Plan was amended to provide that, each eligible director is automatically granted an option to purchase 2,400 shares of common stock on July 10 and January 10 of each year, beginning July 10, 2003. The option price is the fair market value of the common stock on the date the option is granted. There are 90,000 shares authorized for issuance under the Directors Plan. Each option expires two years from the grant date. Option activity under this plan follows.

	Number of shares	Weighted average exercise price
Balance at December 31, 2007	40,800	$8.35
Granted	19,200	$2.70
Exercised	––	––
Expired	(26,400)	$9.65
Balance at December 31, 2008	33,600	$4.15
Granted	19,200	$1.18
Exercised as of September 22, 2009	––	––
Expired as of September 22, 2009	(14,400)	$6.08
Balance as of September 22, 2009	38,400	$1.94

The spin-out of Zoom Telephonics and the merger of Zoom Technologies with Gold Lion occurred September 22, 2009.  The pre-merger Zoom Technologies outstanding stock options held by Zoom Technologies’ officers, employees, and directors remain the obligation of Zoom Technologies.

1998 Employee Equity Incentive Stock Option Plan

The 1998 Employee Equity Incentive Stock Option Plan (the "1998 Plan") was adopted by the Board of Directors to attract and retain employees and provide an incentive for them to assist the Company to achieve long-range performance goals, and to enable them to participate in the long-term growth of the Company. Non-employee directors of the Company and certain officers of the Company are not entitled to participate under this plan. The authorized number of shares available for issuance under the 1998 Plan is 540,000 shares of common stock. Under this plan, stock options may be granted at the discretion of the Compensation Committee of the Board of Directors at an option price determined by the Compensation Committee. All options under this plan have been issued at fair market value on the date of the grant. The options are exercisable in accordance with terms specified by the Compensation Committee. Option activity under this plan follows.

	Number of shares	Weighted average exercise price
Balance at December 31, 2007	96,100	$9.50
Granted	88,400	$3.49
Exercised	––	––
Expired	(66,900)	$10.73
Balance at December 31, 2008	117,600	$1.90
Granted	75,000	$1.80
Exercised at September 22, 2009	(21,600)	4.38
Expired at September 22, 2009	(27,200)	$3.77
Balance at September 22, 2009	143,800	$2.93

The spin-out of Zoom Telephonics and the merger of Zoom Technologies with Gold Lion occurred September 22, 2009.  The pre-merger Zoom Technologies outstanding stock options held by Zoom Technologies’ officers, employees, and directors remain the obligation of Zoom Technologies.

Stock Option Expense

The spin-out of Zoom Telephonics and the merger of Zoom Technologies with Gold Lion included a provision that modified the pre-merger Zoom Technologies outstanding stock options held by Zoom Technologies’ officers, employees, and directors.  The modification provided the continuation of the terms of the option agreements except that the pre-merger Zoom Technologies’ officers, employees, and directors were no longer required to be employed or retained by Zoom Technologies or Zoom Telephonics.  There is no remaining requisite service period on these options as a result of the modifications and the expense that would have been recognized over the remaining vesting period was accelerated into the current period.  The amount of the accelerated option expense was $215,148 which was recorded in the Company’s third quarter 2009 financial results.

The Company also recorded additional stock based compensation expense of $21,116, representing the excess of the fair value of the modified awards based on current assumptions over the fair value of the original option measured immediately before its terms are modified based on current assumptions, without regard to the assumptions made on the option grant date.  The modification valuation was based on the assumptions shown in the table below:

Assumptions
Officers and Employees

Expected life	.10 (yrs) - 2.3 (yrs)

Expected volatility	103.25% - 144.58%

Risk-free interest rate	.09% - .95%

Expected dividend yield	0.00%

(10)         INCOME TAXES

Income tax expense (benefit) consists of:

	Current	Deferred	Total
Year Ended December 31, 2008:
US federal	$––	$––	$––
State and local	––	––	––
Foreign	12,919	––	12,919
	$12,919	$––	$12,919
Year Ended December 31, 2009:
US federal	$––	$––	$––
State and local	––	––	––
Foreign	5,104	––	5,104
	$5,104	––	5,104

A reconciliation of the expected income tax expense or benefit to actual follows:

	2008	2009
Computed "expected" US tax (benefit)	$(1,409,890)	$(874,274)
Change resulting from:
State and local income taxes, net of federal income tax benefit	––	––
Foreign income taxes	12,919	5,104
Federal valuation allowance	1,420,499	780,913
Non––deductible items	3,120	97.850
Change in estimate for prior years’ provisions	(13,729	(4,489)
Other, net	––	––
Income tax expense (benefit)	$12,919	$5,104

Temporary differences at December 31 follow:

	2008	2009
Deferred income tax assets:
Inventories	$974,181	331,556
Accounts receivable	212,333	133,651
Intangible assets	451,605	347,148
Accrued expenses	79,143	50,037
Net operating loss and tax credit carry forwards	15,631,280	17,134,714
Plant and equipment	11,000	14,636
Stock compensation	287,124	49,591
Other – investment impairments	202,931	121,376
Total deferred income tax assets	17,849,597	18,182,709
Valuation allowance	(17,849,597)	(18,182,709)
Net deferred tax assets	$––	$––

As of December 31, 2009 the Company had federal net operating loss carry forwards of approximately $45,693,000 which are available to offset future taxable income. They are due to expire in varying amounts from 2018 to 2029. The Company had state net operating loss carry forwards of approximately $16,680,000 which are available to offset future taxable income. They are due to expire in varying amounts from 2010 through 2014.

The distribution of Zoom Telephonics stock to Zoom Technologies’ shareholders was not intended to be a tax-free distribution governed by Section 355 of the Internal Revenue Code. A taxable distribution will generally result in taxable gain to the distributing corporation; however, Zoom Technologies’ tax basis in Zoom Telephonics is believed to exceed the fair market value of that stock as of the date of distribution. In addition, even if Zoom Technologies’ tax basis in the Zoom Telephonics stock was less than the fair market value of that stock as of the date of distribution, it is believed that there are sufficient net operating loss carry forwards to offset any taxable gain recognized.  To the extent that either of these assumptions are incorrect, Zoom Telephonics, as the successor to Zoom Technologies, has fully indemnified TCB Digital for any pre-closing income taxes incurred, including any income tax resulting from the distribution of Zoom Telephonics.  Management believes the likelihood of the Company incurring any obligation under this indemnification is remote.

The Company has not provided for U.S. income taxes related to undistributed earnings from its foreign operations at December 31, 2009, as the Company considers these earnings to be permanently reinvested.  Determination of the additional income taxes and applicable withholding that would be payable on the remittance of such undistributed earnings is not practicable because such liability, if any, is dependent upon circumstances existing if and when the Company no longer considers all or a portion of such undistributed earnings to be permanently reinvested.

(11)        SIGNIFICANT CUSTOMERS

The Company sells its products primarily through high-volume distributors and retailers, Internet service providers, telephone service providers, value-added resellers, PC system integrators, and original equipment manufacturers ("OEMs"). The Company supports its major accounts in their efforts to discern strategic directions in the market, to maintain appropriate inventory levels, and to offer a balanced selection of attractive products.

Relatively few customers have accounted for a substantial portion of the Company’s revenues.  In 2009 two customers accounted for 40% of our total net sales and 38% of our net accounts receivable. During 2008 three customers accounted for 44% of the Company’s total net sales and 44% of net accounts receivable.

The Company’s customers generally do not enter into long-term agreements obligating them to purchase products. The Company may not continue to receive significant revenues from any of these or from other large customers. A reduction or delay in orders from any of the Company’s significant customers, or a delay or default in payment by any significant customer could materially harm the Company’s business and prospects. Because of the Company’s significant customer concentration, its net sales and operating income could fluctuate significantly due to changes in political or economic conditions, or the loss, reduction of business, or less favorable terms for any of the Company's significant customers.

(12)        SEGMENT AND GEOGRAPHIC INFORMATION

The Company's operations are classified as one reportable segment. Substantially all of the Company's operations and long-lived assets reside primarily in the United States. Net sales information follows:

	2008	Percent	2009	Percent
North America	$10,101,331	70%	$8,993,967	84%
Outside North America	4,357,472	30%	1,746,521	16%
Total	$14,458,803	100%	$10,740,488	100%

(13)         DEPENDENCE ON KEY SUPPLIERS AND CONTRACT MANUFACTURERS

The Company produces its products using components or subassemblies purchased from third-party suppliers. Currently its business is distributed among a number of suppliers. In 2009 the Company had 3 suppliers each of whom provided 10% or more of the Company's purchased inventory. The loss of their services or a material adverse change in their business or in the Company’s relationship could materially and adversely harm the Company’s business.

(14)         RETIREMENT PLAN

The Company has a 401(k) retirement savings plan for employees. Under the plan, the Company matches 25% of an employee's contribution, up to a maximum of $350 per employee per year. Company matching contributions charged to expense in 2008 and 2009 were $8,556 and $7,520, respectively.

(15)         INVESTMENT IN UNITY BUSINESS NETWORKS, LLC AND REDMOON, INC.

During the quarter ended September 30, 2007 the Company purchased all the Series A Preferred Shares (the Series A Shares) of Unity Business Networks, LLC (Unity) for cash of $1.2 million, including transaction costs. The Series A Shares were convertible at any time at the Company’s option into 15% of Unity’s common stock on a fully-diluted basis. In addition, the Company had an option to purchase all the outstanding common stock of Unity based on a specified multiple of Unity’s 2008 revenues, as defined.

On September 30, 2009 the Company received a cash payment of $766,950 in connection with Telesphere Networks’ purchase of the VoIP services business of Unity, including Zoom’s preferred stock investment described above. The transaction calls for additional periodic payments totaling $43,050 over 24 months beginning in October 2009 and a final payment of $150,000 on September 30, 2011, or $960,000 in total. Additional payments have been received and the balances of expected payments recorded on the December 31, 2009 balance sheet are a current receivable of $21,525 and a long-term asset of $166,144. The Company’s basis in this investment was originally recorded in 2007 as $1,178,709, which included the Company’s attorney fees involved in closing the investment. The investment was written down to $960,000 as of December 31, 2008.  As of December 31, 2009 the investment is no longer reflected on the balance sheet.

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

At December 31, 2008 the Company determined that the fair market value of its investment in RedMoon was zero due to RedMoon’s working capital position, cash flow, and the Company’s analysis of the recovery value of the assets. Accordingly, the Company wrote-off 100% of the $0.325 million asset value, including transaction costs of $0.025 million. The value of the RedMoon investment on Zoom’s balance sheet at December 31, 2008 and December 31, 2009 was zero.

(16)         SELECTED UNAUDITED QUARTERLY FINANCIAL INFORMATION (IN THOUSANDS, EXCEPT PER SHARE DATA)

The following table depicts selected quarterly financial information. Operating results for any given quarter are not necessarily indicative of results for any future period.

	2008 Quarter Ended						2009 Quarter Ended
	Mar. 31		Jun. 30	Sept. 30	Dec. 31		Mar. 31	Jun. 30	Sept. 30	Dec. 31
Net sales		$3,581	$4,061	$3,885		$2,931	$2,348	$3,066	$2,533	$2,793
Costs of goods sold		2,587	3,143	3,136		2,331	1,856	2,082	1,869	1,932

Gross profit		724	918	749		600	492	984	664	861

Operating expenses:
Selling		741	821	749		621	487	451	445	473
General and administrative		547	590	620		523	745	508	740	389
Research and development		467	436	419		398	362	290	347	375
		1,755	1,847	1,788		1,542	1,594	1,249	1,532	1,237
Operating loss before gain of sale of real estate		(1,031)	(929)	(1,039)		(942)	(1,102)	(265)	(868)	(376)
Gain on sale of real estate		96	96	96		53	––	––	––	––

Operating profit (loss)		(935)	(833)	(943)		(889)	(1.102)	(265)	(868)	(376)

Other income (expense), ne		13	––	(50)		(509)	47	(9)	––	1

Income (loss) before income taxes		(922)	(833)	(993)		(1,398)	(1,055)	(274)	(868)	(375)

Income tax expense (benefit)		––	––	––		13	––	––	4	1

Net income (loss)	$	(922)	$(833)	$(993)	$	(1,411)	$(1,055)	$(274)	$(872)	$(376)

Net loss per common share:
Basic	$	(0.49)	$(0.45)	$(0.53)		$(0.75)	$(0.55)	$(0.14)	$(0.44)	$(0.19)
Diluted	$	(0.49)	$(0.45)	$(0.53)		$(0.75)	$(0.55)	$(0.14)	$(0.44)	$(0.19)

Weighted average common and common equivalent shares:
Basic		1,869	1,869	1,869		1,869	1,931	1,959	1,981	1,981
Diluted		1,869	1,869	1,869		1,869	1,931	1,959	1,981	1,981

(17)         SUBSEQUENT EVENTS

Management of the Company has reviewed subsequent events from December 31, 2009 through March 30, 2010 and concluded that there were no subsequent events requiring adjustment to or disclosure in these financial statements.

EXHIBIT INDEX

(a)		Financial Statements, Schedules and Exhibits:

	(1),(2)	The financial statements and required schedules are indexed on page 35.

	21.	Subsidiaries

	31.1	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	CEO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002