Form 10-Q
period 2010-03-31
Zoom Telephonics, Inc.
filed 2010-05-14
CIK 1467761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to ________

Commission File Number 0-53722

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

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of May 3, 2010, was 1,980,978 shares.

ZOOM TELEPHONICS, INC.

INDEX

Page

Part I. - Financial Information

Item 1.    Financial Statements

3

Condensed Balance Sheets as of March 31, 2010 and
December 31, 2009 (Unaudited)

3

Condensed Statement of Operations for the three months
ended March 31, 2010 and 2009 (Unaudited)

4

Condensed Statements of Cash Flows for the three
months ended March 31, 2010 and 2009 (Unaudited)

5

Notes to Condensed Financial Statements

6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

8

Item 3.    Quantitative And Qualitative Disclosures About Market Risk

14

Item 4.    Controls and Procedures

14

Part II. Other Information

Item 1A.  Risk Factors

15

Item 6.    Exhibits

15

Signatures

16

Exhibit Index

17

i

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

ZOOM TELEPHONICS, INC.

Condensed Balance Sheets (Unaudited)

ASSETS	March 31, 2010	December 31, 2009
Current assets
Cash and cash equivalents	$1,202,082	$1,223,507
Accounts receivable, net of allowances of $434,886 at March 31, 2010 and $466,595 at December 31, 2009	959,766	1,199,581
Inventories	1,714,734	1,586,079
Prepaid expenses and other current assets	196,746	223,891
Total current assets	4,073,327	4,233,058

Equipment, net	50,471	57,787
Deferred other receivable	160,763	166,144
Total assets	$4,284,561	$4,456,989

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,114,179	$1,014,979
Accrued expenses	379,655	375,414
Total current liabilities	1,493,834	1,390,393
Total liabilities	1,493,834	1,390,393

Stockholders' equity
Common stock, $0.01 par value:
Authorized - 25,000,000 shares; issued – 1,980,978 shares at March 31, 2010 and December 31, 2009	19,810	19,810
Additional paid-in capital	32,553,627	32,520,464
Accumulated deficit	(30,134,655)	(29,836,577)
Accumulated other comprehensive income –currency translation adjustment	351,945	362,899
Total stockholders' equity	2,790,727	3,066,596
Total liabilities and stockholders' equity	$4,284,561	$4,456,989

See accompanying notes.

ZOOM TELEPHONICS, INC.

Condensed Statement of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Net sales	$2,493,592	$2,348,414
Cost of goods sold	1,730,332	1,891,869
Gross profit	763,260	456,545

Operating expenses:
Selling	447,784	486,897
General and administrative	372,666	598,361
Research and development	305,347	362,994
	1,125,797	1,448,252
Operating profit (loss)	(362,537)	(991,707)

Other :
Interest income	183	2,128
Other, net	64,537	44,359
Total other income (expense), net	64,720	46,487

Income (loss) before income taxes	(297,817)	(945,220)

Income taxes (benefit)	261	––

Net income (loss)	$(298,078)	$(945,220)

Basic and diluted net income (loss) per share	$(0.15)	$(0.49)

Weighted average common and common equivalent shares:
Basic and diluted	1,980,978	1,931,378

Zoom Telephonics’ common stock was not publicly traded prior to the September 22, 2009 Spin-Off of Zoom Telephonics from its then parent Zoom Technologies. For comparability purposes, the calculation of weighted average common shares outstanding shown above for the quarter ended March 31, 2009 includes the common shares of Zoom Technologies outstanding for such period prior to September 22, 2009.

See accompanying notes.

ZOOM TELEPHONICS, INC.

Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Operating activities:
Net income (loss)	$(298,078)	$(945,220)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,902	13,954
Stock based compensation	33,163	22,783
Changes in operating assets and liabilities:
Accounts receivable, net	234,400	161,637
Inventories	(129,629)	378,986
Prepaid expenses and other assets	26,321	21,538
Accounts payable and accrued expenses	100,396	123,744
Net cash provided by (used in) operating activities	(25,525)	(222,578)

Investing activities:

Proceeds from sale of Unity investment	5,381	––
Additions to property, plant and equipment	––	(737)
Net cash provided by (used in) investing activities	5,381	(737)

Effect of exchange rate changes on cash	(1,281)	(446)

Net change in cash	(21,425)	(223,761)

Cash and cash equivalents at beginning of period	1,223,507	1,204,984

Cash and cash equivalents at end of period	$1,202,082	$981,223

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$––	$––
Income taxes	$261	$––

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

The condensed financial statements of Zoom Telephonics, Inc. (the "Company") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2009 included in the Company's 2009 Annual Report on Form 10-K.

The accompanying financial statements are unaudited. However, the condensed balance sheet as of December 31, 2009 was derived from audited financial statements. In the opinion of management, the accompanying financial statements include all adjustments, normal recurring adjustments, necessary for a fair presentation.

The accompanying financial statements include the accounts of the Company.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year.

(a)

Recently Issued or Proposed Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends ASC 820 to require a number of additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The ASU also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The amended guidance was effective for financial periods beginning after December 15, 2009, except the requirement to disclose Level 3 transactions on a gross basis, which becomes effective for financial periods beginning after December 15, 2010. ASU 2010-06 did not have a significant effect on the Company’s financial position or results of operations.

(2) Liquidity

On March 31, 2010 we had working capital of $2.6 million including $1.2 million in cash and cash equivalents. On December 31, 2009 we had working capital of $2.8 million including $1.2 million in cash and cash equivalents. Our current ratio at March 31, 2010 was 2.7 compared to 3.0 at December 31, 2009. A significant portion of the reduction of the current ratio was due to the decline in accounts receivable and the increase in accounts payable.

In the first quarter of 2010 the Company’s operating activities used $25 thousand in cash. The Company’s net loss in the first quarter of 2010 was $0.3 million. Sources of cash from operations included a decrease in accounts receivable of $0.2 million, and an increase in accounts payable and accrued expense of $0.1 million. Use of cash from operations was an increase in inventory of $0.1 million.

In the first quarter of 2010 the Company incurred an operating loss of $0.4 million and a net loss of $0.3 million. Ongoing losses and other conditions raise substantial doubt about the Company's ability to continue as a going concern. Management does not believe that the Company has sufficient resources to fund its normal operations over the next 12 months unless sales improve significantly or the Company can raise capital. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is substantial doubt as to its ability to continue as a going concern. “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2010 and in our other filings with the SEC for further information with respect to events and uncertainties that could harm our business, operating results, and financial condition.

(3) Inventories

Inventories consist of :	March 31, 2010	December 31, 2009
Raw materials	$891,075	$742,253
Work in process	32,437	1,135
Finished goods	791,222	842,691
Total Inventories	$1,714,734	$1,586,079

(4) Comprehensive Income (Loss)

Comprehensive income (loss) follows:

	Three Months Ended March 31,
	2010	2009
Net income (loss)	$(298,078)	$(945,220)
Foreign currency translation adjustment	(10,954)	(7,735)
Comprehensive income (loss)	$(309,032)	$(952,955)

(5) Contingencies

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

(6) Segment and Geographic Information

The Company’s operations are classified as one reportable segment. The Company’s net sales by geographic region follow:

	Three Months		Three Months
	Ended	% of	Ended	% of
	March 31, 2010	Total	March 31, 2009	Total
North America	$2,181,055	87%	$1,977,204	84%
UK	194,828	8%	141,624	6%
All Other	117,709	5%	229,586	10%
Total	$2,493,592	100%	$2,348,414	100%

(7) Customer Concentrations

Relatively few customers account for a substantial portion of the Company's net sales. In the first quarter of 2010 the Company's net sales to its top three customers accounted for 52% of its total net sales. In the first quarter of 2009 the Company's net sales to its top three customers accounted for 49% of its total net sales. The Company's customers generally do not enter into long-term agreements obligating them to purchase the Company’s products. The Company may not continue to receive significant revenues from any of these or from other large customers. A reduction or delay in orders from any of the Company's significant customers, or a delay or default in payment by any significant customer could materially harm the Company's business and prospects. Because of the Company's significant customer concentration, its net sales and operating income could fluctuate significantly due to changes in political or economic conditions, or the loss, reduction of business, or less favorable terms for any of our significant customers.

(8) Investments

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

On September 30, 2009 the Company received a cash payment of $766,950 in connection with Telesphere Networks’ purchase of the VoIP services business of Unity, including Zoom’s preferred stock investment described above. The transaction calls for additional periodic payments totaling $43,050 over the following 24 months beginning in October 2009 and a final payment of $150,000 on September 30, 2011, or $960,000 in total. Additional payments have been received and the balances of expected payments recorded on the March 31, 2010 balance sheet are a current receivable of $21,525 and a long-term asset of $160,763. The Company’s basis in this investment was originally recorded in 2007 as $1,178,709, which included the Company’s attorney fees involved in closing the investment. The investment was written down to $960,000 as of December 31, 2008. As of December 31, 2009 and March 31, 2010 the investment is no longer reflected on the balance sheet.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the safe harbor statement and the risk factors contained in Item IA of Part II of this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 31, 2010 and in our other filings with the SEC. Readers should also be cautioned that results of any reported period are often not indicative of results for any future period.

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

Since 1983 our headquarters has been near South Station in downtown Boston. Zoom historically owned two adjacent buildings which connect on most floors, and which house our entire Boston staff. In December 2006 we sold our headquarters buildings to a third party, with a two-year lease-back of approximately 25,000 square feet of the 62,000 square foot facility. Our net sale proceeds were approximately $7.7 million of which approximately $3.6 million was repaid to our mortgage holder, eliminating the mortgage debt from our balance sheet. Our lease expired in December 2008, and we signed a lease extension in January 2009 that commits us for at least 2 years. On January 1, 2009 we reduced our leased Boston space from 25,000 square feet to 14,400 square feet with an increase in rent per square foot, resulting in a savings in 2009 of $54,000. The January 2009 lease can be cancelled as of December 2011 with 6 months notice. We are currently in discussion with our landlord for a reduction in our current rent.

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

Over the past several years our net sales have declined. In response to declining sales volume, we have cut costs by reducing staffing and some overhead costs. Our total headcount was reduced from 47 on March 31, 2009 to 40 on March 31, 2010. As of May 1, 2010 Zoom had 39 full-time and part-time employees and 1 agency contractor. Of the

40 included in our headcount on May 1, 2010 8 were engaged in research and development, 10 were involved in manufacturing oversight, purchasing, assembly, packaging, shipping and quality control, 14 were engaged in sales, marketing and technical support, and the remaining 8 performed accounting, administrative, management information systems, and executive functions. Zoom has implemented cost cutting measures including reducing our headcount and reducing the number of days that certain employees work. As a result, Zoom currently has 35 full-time employees and 5 employees working less than 5 days per week. Our dedicated manufacturing personnel in Mexico are employees of our Mexican manufacturing service provider and not included in our headcount.

On March 31, 2010 we had working capital of $2.6 million including $1.2 million in cash and cash equivalents. On December 31, 2009 we had working capital of $2.8 million including $1.2 million in cash and cash equivalents. Our current ratio at March 31, 2010 was 2.7 compared to 3.0 at December 31, 2009. A significant portion of the reduction of the current ratio was due to the decline in accounts receivable and the increase in accounts payable.

In the first quarter of 2010 the Company’s operating activities used $25 thousand in cash. The Company’s net loss in the first quarter of 2010 was $0.3 million. Sources of cash from operations included a decrease in accounts receivable of $0.2 million, and an increase in accounts payable and accrued expense of $0.1 million. Use of cash from operations was an increase in inventory of $0.1 million.

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

Product Returns. Products are returned by retail stores and distributors for inventory balancing, contractual stock rotation privileges, and warranty repair or replacements. We estimate the sales and cost value of expected future product returns of previously sold products. Our estimates for product returns are based on recent historical trends plus estimates for returns prompted by, among other things, announced stock rotations and announced customer store closings. Management reviews historical returns, current economic trends, and changes in customer demand and acceptance of our products when estimating sales return allowances. The estimate for future returns is recorded as a reserve against accounts receivable, a reduction in our net sales, and the corresponding change to inventory reserves and cost of sales. Product returns as a percentage of total shipments were 5.7% and 13.7%, respectively, for the first quarter of 2010 and 2009, respectively.

Price Protection Refunds. We have a policy of offering price protection to certain of our retailer and distributor customers for some or all their inventory. Under the price protection policies, when we reduce our prices for a product, the customer receives a credit for the difference between the original purchase price and our reduced price for their unsold inventory of that product. Our estimates for price protection refunds are based on a detailed understanding and tracking by customer and by sales program. Estimated price protection refunds are recorded in the same period as the announcement of a pricing change. Information from customer inventory-on-hand reports or from direct communications with the customers is used to estimate the refund, which is recorded as a reduction of net sales and a reserve against accounts receivable. Reductions in our net sales due to price protection were negligible in both the first quarter of 2010 and the first quarter of 2009.

Sales and Marketing Incentives. Many of our retailer customers require sales and marketing support funding, usually set as a percentage of our sales in their stores. The incentives were reported as reductions in our net sales and were $0.2 million in the first quarter of 2010 and $0.1 million in the first quarter of 2009.

Consumer Mail-In and In-Store Rebates. Our estimates for consumer mail-in and in-store rebates are based on a detailed understanding and tracking by customer and sales program, supported by actual rebate claims processed by the rebate redemption centers plus an accrual for an estimated lag in processing at the redemption centers. The estimate for mail-in and in-store rebates is recorded as a reserve against accounts receivable and a reduction of net sales in the same period that the rebate obligation was triggered. Reductions in our net sales due to the consumer rebates were negligible in both the first quarter of 2010 and the first quarter of 2009.

To ensure that the sales, discounts, and marketing incentives are recorded in the proper period, we perform extensive tracking and documenting by customer, by period, and by type of marketing event. This tracking includes reconciliation to the accounts receivable records for deductions taken by our customers for these discounts and incentives.

Accounts Receivable Valuation. We establish accounts receivable valuation allowances equal to the above-discussed net sales adjustments for estimates of product returns, price protection refunds, consumer rebates, and general bad debt reserves. These allowances are reduced as actual credits are issued to the customer's accounts. Our bad-debt write-offs were negligible in the first quarter of 2010 and 2009, respectively.

Inventory Valuation and Cost of Goods Sold. Inventory is valued at the lower of cost, determined by the first-in, first-out method, or market. We review inventories for obsolete slow moving products each quarter and make provisions based on our estimate of the probability that the material will not be consumed or that it will be sold below cost. In the first quarter of 2010 we recorded an additional charge of $0.01 million and a negligible value in the first quarter of 2009, for inventory reserves related to obsolete and slow-moving products.

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

On September 30, 2009 the Company received a cash payment of $766,950 in connection with Telesphere Networks’ purchase of the VoIP services business of Unity, including Zoom’s preferred stock investment described above. The transaction calls for additional periodic payments totaling $43,050 over the following 24 months beginning in October 2009 and a final payment of $150,000 on September 30, 2011, or $960,000 in total. Additional payments have been received and the balances of expected payments recorded on the March 31, 2010 balance sheet are a current receivable of $21,525 and a long-term asset of $160,763. The Company’s basis in this investment was originally recorded in 2007 as $1,178,709, which included the Company’s attorney fees involved in closing the investment. The investment was written down to $960,000 as of December 31, 2008. As of December 31, 2009 and March 31, 2010 the investment is no longer reflected on the balance sheet.

Results of Operations

Summary. Net sales were $2.5 million for our first quarter ended March 31, 2010, up 6.2% from $2.3 million in the first quarter of 2009. We had a net loss of $0.3 million for the first quarter of 2010, compared to a net loss of $0.9 million in the first quarter of 2009. Loss per diluted share was $0.15 in the first quarter of 2010 compared to $0.49 for the first quarter of 2009.

Net Sales. Our total net sales for the first quarter of 2010 increased $0.15 million or 6.2% from the first quarter of 2009, primarily due to increases in dial-up modem sales. The increase in dial-up modem sales was primarily due to the success of our retail placements and to the leveling off of the decline of the dial-up modem after-market. Dial-up modem net sales increased from $1.1 million in the first quarter of 2009 to $1.5 million in the first quarter of 2010, primarily in our U.S. retail channel. DSL modem net sales decreased from $0.6 million in the first quarter of 2009 to $0.4 million in the first quarter of 2010.

Our net sales in North America increased by $0.2 million from $2.0 million in the first quarter of 2009 to $2.2 million in the first quarter of 2010. Our net sales outside North America were relatively constant at $0.3 million in the first quarter of 2009 compared to the first quarter of 2010.

In the quarter ended March 31, 2010 three customers accounted for 53% of total net sales. Because of our significant customer concentration, our net sales and operating income has fluctuated and could in the future fluctuate significantly due to changes in political or economic conditions or the loss, reduction of business, or less favorable terms for any of our significant customers.

Gross Profit. Our total gross profit was $0.8 million in the first quarter of 2010, an increase from $0.5 million in the first quarter of 2009. Our gross margin percent of net sales was 30.6% in the first quarter of 2010 compared to 19.4% in the first quarter of 2009. The gross margin percentage increased in the first quarter of 2010 primarily due to a shift in our product mix toward higher margin products and a reduction in manufacturing expense.

Selling Expense. Selling expense was $0.4 million or 18.0% of net sales in the first quarter of 2010 compared to $0.5 million or 20.7% of net sales in the first quarter of 2009. Selling expense decreased primarily as a result of lower personnel cost.

General and Administrative Expense. General and administrative expense was $0.4 million or 14.9% of net sales in the first quarter of 2010 and $0.6 million or 25.4% of net sales in the first quarter of 2009. General and administrative expense decreased in the first quarter of 2010 compared to the first quarter of 2009 primarily as a result of lower personnel costs in the first quarter of 2010 and costs in the first quarter of 2009 associated with our September, 2009 share exchange transaction.

Research and Development Expense. Research and development expense was $0.3 million or 12.2% of net sales in the first quarter of 2010 and $0.4 million or 15.5% of net sales in the first quarter of 2009. Development and support continues on all of our major product lines.

Other Income. Other income was $0.07 million in the first quarter of 2010 and $0.05 million in the first quarter of 2009. The income increase in the first quarter of 2010 was primarily due to our share of a DRAM semi-conductor class action refund settlement.

Liquidity and Capital Resources

On March 31, 2010 we had working capital of $2.6 million including $1.2 million in cash and cash equivalents. On December 31, 2009 we had working capital of $2.8 million including $1.2 million in cash and cash equivalents. Our current ratio at March 31, 2010 was 2.7 compared to 3.0 at December 31, 2009. A significant portion of the reduction of the current ratio was due to the decline in accounts receivable and increase in accounts payable.

In the first quarter of 2010 our operating activities used $25 thousand in cash. Our net loss in the first quarter of 2010 was $0.3 million. Sources of cash from operations included a decrease in accounts receivable of $0.2 million, and an increase in accounts payable and accrued expense of $0.1 million. Use of cash from operations was an increase in inventory of $0.1 million.

To conserve cash and manage our liquidity, we have implemented cost-cutting initiatives including the reduction of employee headcount and overhead costs. As of March 31, 2010 we had 40 employees compared to 47 as of March 31, 2009. We plan to continue to assess our cost structure as it relates to our revenues and cash position, and we may make further reductions if the actions are deemed necessary.

In the first quarter of 2010 the Company incurred an operating loss of $0.4 million and a net loss of $0.3 million. The continuing loss condition and other conditions raise substantial doubt about the Company's ability to continue as a going concern. Management does not believe we have sufficient resources to fund our normal operations over the next 12 months unless sales improve significantly or we raise capital. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is substantial doubt as to its ability to continue as a going concern. See the risk factors contained in Item IA of Part II of this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 31, 2010 and in our other filings with the SEC, for further information with respect to events and uncertainties that could harm our business, operating results, and financial condition.

Commitments

During the three months ended March 31, 2010, there were no material changes to our capital commitments and contractual obligations from those disclosed in our Form 10-K for the year ended December 31, 2009.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995.

Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to statements regarding: Zoom's plans, expectations and intentions, including statements relating to Zoom's prospects and plans relating to sales of and markets for its products; Zoom’s expected benefits and cost savings resulting from the move of its manufacturing facilities to Mexico; and Zoom's financial condition or results of operations.

In some cases, you can identify forward-looking statements by terms such as "may," "will, " "should," "could," "would," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential" and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in our future financial results include those discussed in the risk factors set forth in Item 1A of Part II below as well as those discussed elsewhere in this report, in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 31, 2010 and in our other filings with the SEC.

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

As of March 31, 2010 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic filings with the Securities and Exchange Commission within the required time period.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1A.

RISK FACTORS

This report contains forward-looking statements that involve risks and uncertainties, such as statements of our objectives, expectations and intentions. The cautionary statements made in this report are applicable to all forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 31, 2010, as well as those discussed in this report and in our other filings with the SEC.

ITEM 6.

EXHIBITS

Exhibit No.	Exhibit Description
10.1	Severance Agreement between Zoom Telephonics, Inc. and Frank B. Manning
10.2	Severance Agreement between Zoom Telephonics, Inc. and Robert Crist
10.3	Severance Agreement between Zoom Telephonics, Inc. and Deena Randall
10.4	Severance Agreement between Zoom Telephonics, Inc. and Terry Manning
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ZOOM TELEPHONICS, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZOOM TELEPHONICS, INC. (Registrant)

Date: May 14, 2010	By:	/s/ FRANK B. MANNING
Frank B. Manning, President (Principal Executive Officer)

Date: May 14, 2010	By:	/s/ ROBERT CRIST
Robert Crist, Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.1	Severance Agreement between Zoom Telephonics, Inc. and Frank B. Manning
10.2	Severance Agreement between Zoom Telephonics, Inc. and Robert Crist
10.3	Severance Agreement between Zoom Telephonics, Inc. and Deena Randall
10.4	Severance Agreement between Zoom Telephonics, Inc. and Terry Manning
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

17