Form 10-Q
period 2010-06-30
Zoom Telephonics, Inc.
filed 2010-08-13
CIK 1467761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

___________________________________________________________________________________________

(Former Name, Former Address, Former Fiscal Year, if Changed Since Last Report)

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

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of July 15, 2010, was 1,980,978 shares.

ZOOM TELEPHONICS, INC.

INDEX

Page

Part I. - Financial Information

Item 1.    Financial Statements

3

Condensed Balance Sheets as of June 30, 2010 and

December 31, 2009 (Unaudited)

3

Condensed Statement of Operations for the three months and six months ended June 30, 2010 and 2009 (Unaudited)

4

Condensed Statements of Cash Flows for the six

months ended June 30, 2010 and 2009 (Unaudited)

5

Notes to Condensed Financial Statements

6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

8

Item 3.    Quantitative And Qualitative Disclosures About Market Risk

13

Item 4.    Controls and Procedures

13

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

ZOOM TELEPHONICS, INC.

Condensed Balance Sheets (Unaudited)

ASSETS	June 30, 2010	December 31, 2009
Current assets
Cash and cash equivalents	$368,211	$1,223,507
Accounts receivable, net of allowances of $540,974 at June 30, 2010 and $466,595 at December 31, 2009	1,818,083	1,199,581
Inventories	1,836,807	1,586,079
Prepaid expenses and other current assets	189,764	223,891
Total current assets	4,212,865	4,233,058

Equipment, net	51,324	57,787
Deferred other receivable	155,381	166,144
Total assets	$4,419,570	$4,456,989

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,356,447	$1,014,979
Accrued expenses	409,067	375,414
Total current liabilities	1,765,514	1,390,393
Total liabilities	1,765,514	1,390,393

Stockholders' equity
Common stock, $0.01 par value:
Authorized - 25,000,000 shares; issued – 1,980,978 shares at June 30, 2010 and December 31, 2009	19,810	19,810
Additional paid-in capital	32,582,810	32,520,464
Accumulated deficit	(30,296,722)	(29,836,577)
Accumulated other comprehensive income –currency translation adjustment	348,158	362,899
Total stockholders' equity	2,654,056	3,066,596
Total liabilities and stockholders' equity	$4,419,570	$4,456,989

See accompanying notes.

ZOOM TELEPHONICS, INC.

Condensed Statement of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net sales	$3,500,481	$3,065,868	$5,994,073	$5,414,282
Cost of goods sold	2,600,046	2,081,907	4,330,378	3,937,554
Gross profit	900,435	983,961	1,663,695	1,476,728

Operating expenses:
Selling	499,943	450,920	947,727	937,817
General and administrative	266,121	508,373	638,787	1,252,838
Research and development	293,964	289,572	599,311	652,566
	1,060,028	1,248,865	2,185,825	2,843,221

Operating profit (loss)	(159,593)	(264,904)	(522,130)	(1,366,493)

Other:
Interest income	97	793	280	2,920
Other, net	(2,443)	(9,461)	62,094	34,899
Total other income (expense), net	(2,346)	(8,668)	62,374	37,819

Income (loss) before income taxes	(161,939)	(273,572)	(459,756)	(1,328,674)

Income taxes (benefit)	128	295	389	295

Net income (loss)	$(162,067)	$(273,867)	$(460,145)	$(1,328,969)

Basic and diluted net income (loss) per share	$(0.08)	$(0.14)	$(0.23)	$(0.68)

Weighted average common and common equivalent shares:
Basic and diluted	1,980,978	1,959,378	1,980,978	1,945,455

Zoom Telephonics’ common stock was not publicly traded prior to the September 22, 2009 Spin-Off of Zoom Telephonics from its then parent Zoom Technologies. For comparability purposes, the calculation of weighted average common shares outstanding shown above includes the common shares of Zoom Technologies outstanding for all periods prior to September 22, 2009.

See accompanying notes.

ZOOM TELEPHONICS, INC.

Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Operating activities:
Net income (loss)	$(460,145)	$(1,328,969)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash common stock issuance	––	158,400
Stock based compensation	62,346	45,878
Depreciation and amortization	15,588	38,253
Increase (decrease) in accounts receivable allowances	74,379	(201,167)
Changes in operating assets and liabilities:
Accounts receivable	(702,766)	(240,851)
Inventories	(250,884)	1,030,373
Prepaid expenses and other assets	33,202	57,625
Accounts payable and accrued expenses	372,823	(45,424)
Net cash provided by (used in) operating activities	(855,457)	(485,882)

Investing activities:

Proceeds from sale of Unity investment	10,763	––
Additions to property, plant and equipment	(9,184)	(12,295)
Net cash provided by (used in) investing activities	1,579	(12,295)

Effect of exchange rate changes on cash	(1,418)	3,873

Net change in cash	(855,296)	(494,304)

Cash and cash equivalents at beginning of period	1,223,507	1,204,984

Cash and cash equivalents at end of period	$368,211	$710,680

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$––	$––
Income taxes	$389	$295

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year. The Company has evaluated subsequent events through the date of this filing and determined that there are no such events requiring recognition or disclosure in the financial statements.

(2) Liquidity

On June 30, 2010 we had working capital of $2.4 million including $0.4 million in cash and cash equivalents. On December 31, 2009 we had working capital of $2.8 million including $1.2 million in cash and cash equivalents. Our current ratio at June 30, 2010 was 2.4 compared to 3.0 at December 31, 2009

In the second quarter of 2010 the Company’s cash balance was $0.4 million, down from $1.2 million on December 31, 2009.  Decreases in cash were primarily due to a loss of $0.5 million in the first six months of 2010, an increase in net receivables of $0.6 million, and an increase in inventory of $0.3 million.  An increase in accounts payable and accrued expenses of $0.4 million increased cash.

In the second quarter of 2010 the Company incurred a net loss of $162 thousand. Ongoing losses and other conditions raise substantial doubt about the Company's ability to continue as a going concern. Management does not believe that the Company has sufficient resources to fund its normal operations over the next 12 months unless product sales increase or the Company raises capital by selling non-product assets, incurring debt, selling stock, or doing some combination of these things. Additional funds may not be available on terms favorable to the Company, or at all. If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional funds and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital or is not able to increase cash flow through an increase in sales or reduction in expenses, the Company will be unable to continue as a going concern. Refer to “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2010 and in our other filings with the SEC for further information with respect to events and uncertainties that could harm our business, operating results, and financial condition.

(3) Inventories

Inventories consist of :	June 30, 2010	December 31, 2009
Raw materials	$853,442	$742,253
Work in process	59,263	1,135
Finished goods	924,102	842,691
Total inventories	$1,836,807	$1,586,079

(4) Comprehensive Income (Loss)

Comprehensive income (loss) follows:

	Three Months Ended June 30,		Six Months Ended June 30
	2010	2009	2010	2009
Net income (loss)	$(162,067)	$(273,867)	$(460,145)	$(1,328,969)
Foreign currency translation adjustment	(3,787)	32,009	(14,741)	24,274
Comprehensive income (loss)	$(165,854)	$(241,858)	$(474,886)	$(1,304,695)

(5) Contingencies

The Company is party to one lawsuit and additional lawsuits may occur in the ordinary course of business. The Company evaluates such lawsuits and proceedings on a case-by-case basis, and its policy is to vigorously contest any claims that it believes are without merit. The Company's management believes that the ultimate resolution of the pending matter will not have a material adverse affect on the Company's business, financial position, results of operations or cash flows.

(6) Segment and Geographic Information

The Company’s operations are classified as one reportable segment. The Company’s net sales by geographic region follow:

	Three Months		Three Months		Six Months		Six Months
	Ended	% of	Ended	% of	Ended	% of	Ended	% of
	June 30, 2010	Total	June 30, 2009	Total	June 30, 2010	Total	June 30, 2009	Total
North America	$2,785,581	80%	$2,592,933	85%	$4,966,636	83%	$4,570,137	84%
UK	346,953	10%	280,758	9%	541,781	9%	422,382	8%
All Other	367,947	10%	192,177	6%	485,656	8%	421,763	8%
Total	$3,500,481	100%	$3,065,868	100%	$5,994,073	100%	$5,414,282	100%

(7) Customer Concentrations

Relatively few customers account for a substantial portion of the Company's net sales. In the second quarter of 2010 the Company's net sales to its top three customers accounted for 48% of its total net sales. In the second quarter of 2009 the Company's net sales to its top three customers accounted for 53% of its total net sales. The Company's customers generally do not enter into long-term agreements obligating them to purchase the Company’s products. The Company may not continue to receive significant revenues from any of these or from other large customers. A reduction or delay in orders from any of the Company's significant customers, or a delay or default in payment by any significant customer could materially harm the Company's business and prospects. Because of the Company's significant customer concentration, its net sales and operating income could fluctuate significantly due to changes in political or economic conditions, or the loss, reduction of business, or less favorable terms for any of our significant customers. In the first six months of 2010 the Company's net sales to its top three customers accounted for 50% of its total net sales. In the first six months of 2009 the Company’s net sales to its top three customers accounted for 49% of its total net sales.

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

Overview

We derive our net sales primarily from sales of Internet-related communication products, principally broadband and dial-up modems, wireless products, and other communication products, to retailers, distributors, Internet Service Providers and Original Equipment Manufacturers. We sell our products through a direct sales force and through independent sales agents. Our employees are primarily located at our headquarters in Boston, Massachusetts, and we also rent a small sales office in the UK.  We are experienced in electronics hardware, firmware, and software design and test, regulatory approvals, product documentation, and packaging; and we use that experience in developing each product in-house or in partnership with suppliers who are typically based in Asia. Electronic assembly and testing of the Company’s products in accordance with our specifications is typically done in China.

For many years we performed most of the final assembly, test, packaging, warehousing and distribution at a production and warehouse facility on Summer Street in Boston, Massachusetts, which had also engaged in firmware programming for some products. On June 30, 2006 we announced our plans to move most of our Summer Street operations to a dedicated facility in Tijuana, Mexico. In August 2006 we signed a lease for a 35,575 square foot manufacturing and warehousing facility in Tijuana, Mexico. In March 2009 we signed a one-year lease with one one-year option for a smaller facility for lower cost. During the second quarter of 2010 Zoom chose to exercise its one-year option to stay in this facility through April 30, 2011.

Since 1983 our headquarters has been near South Station in downtown Boston. Zoom historically owned two adjacent buildings which connect on most floors, and which house our entire Boston staff. In December 2006 we sold our headquarters buildings to a third party, with a two-year lease-back of approximately 25,000 square feet of the 62,000 square foot facility. Our net sale proceeds were approximately $7.7 million of which approximately $3.6 million was repaid to our mortgage holder, eliminating the mortgage debt from our balance sheet. Our lease expired in December 2008, and we signed a lease extension in January 2009 that commits us for at least 2 years. On January 1, 2009 we reduced our leased Boston space from 25,000 square feet to 14,400 square feet with an increase in rent per square foot, resulting in a savings in 2009 of $54,000. The January 2009 lease was amended in May 2010, lowering our rent per square foot and extending the lease to April 30, 2016, with the right of either Zoom or the landlord to cancel the lease after December 1, 2011 with 6 months notice.

For many years we derived a majority of our net sales from the retail after-market sale of dial-up modems to customers seeking to add or upgrade a modem for their personal computers. For approximately 12 years, the size of this market and our sales to this market have declined, as personal computer manufacturers incorporated a modem as a built-in component in most consumer personal computers and as increasing numbers of consumers world-wide switched to broadband Internet access. Recently this decline has slowed, as fewer computers are shipped with dial-up modems so retailers and distributors have achieved a larger share of the total dial-up modem business. There is consensus among industry analysts that the installed base for broadband Internet connection devices, such as cable modems and DSL modems, will grow for the foreseeable future. In response to increased and forecasted worldwide demand for faster connection speeds and increased modem functionality, we have invested and continue to invest resources to advance our product line of broadband modems, including ADSL modems, cable modems, and cellular modems, while continuing to provide a line of dial-up modems.

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

Our annual net sales have declined from 1999 through 2009. In response to declining sales volume, we have cut costs by reducing staffing and some overhead costs. Our total headcount was reduced from 42 on June 30, 2009 to 39 on June 30, 2010. As of June 30, 2010 Zoom had 38 full-time and part-time employees and 1 full-time agency contractor. Of the 39 included in our headcount on June 30, 2010, 8 were engaged in research and development, 10 were involved in manufacturing management, purchasing, assembly, packaging, shipping and quality control, 14 were engaged in sales, marketing and technical support, and the remaining 7 performed accounting, administrative, management information systems, and executive functions. Zoom has implemented cost cutting measures including reducing our headcount and reducing the number of days that certain employees work. As a result, Zoom currently has 34 full-time employees and 5 employees working less than 5 days per week. On June 30, 2010, Zoom had 22 dedicated manufacturing personnel in Mexico who are employees of our Mexican manufacturing service provider and not included in our headcount.

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

Product Returns. Products are returned by retail stores and distributors for inventory balancing, contractual stock rotation privileges, and warranty repair or replacements. We estimate the sales and cost value of expected future product returns of previously sold products. Our estimates for product returns are based on recent historical trends plus estimates for returns prompted by, among other things, announced stock rotations and announced customer store closings. Management reviews historical returns, current economic trends, and changes in customer demand and acceptance of our products when estimating sales return allowances. The estimate for future returns is recorded as a reserve against accounts receivable, a reduction in our net sales, and the corresponding change to inventory reserves and cost of sales. Product returns as a percentage of total shipments were 7.0% and 8.2%, respectively, for the second quarter of 2010 and 2009, respectively.

Price Protection Refunds. We have a policy of offering price protection to certain of our retailer and distributor customers for some or all their inventory. Under the price protection policies, when we reduce our prices for a product, the customer receives a credit for the difference between the original purchase price and our reduced price for their unsold inventory of that product. Our estimates for price protection refunds are based on a detailed understanding and tracking by customer and by sales program. Estimated price protection refunds are recorded in the same period as the announcement of a pricing change. Information from customer inventory-on-hand reports or from direct communications with the customers is used to estimate the refund, which is recorded as a reduction of net sales and a reserve against accounts receivable. Reductions in our net sales due to price protection were negligible in the second quarter of 2010 and 2009, respectively.

Sales and Marketing Incentives. Many of our retailer customers require sales and marketing support funding, usually set as a percentage of our sales in their stores. The incentives were reported as reductions in our net sales and were $0.2 million in the second quarter of 2010 and $0.1 million in the second quarter of 2009.

Consumer Mail-In and In-Store Rebates. Our estimates for consumer mail-in and in-store rebates are based on a detailed understanding and tracking by customer and sales program, supported by actual rebate claims processed by the rebate redemption centers plus an accrual for an estimated lag in processing at the redemption centers. The estimate for mail-in and in-store rebates is recorded as a reserve against accounts receivable and a reduction of net sales in the same period that the rebate obligation was triggered. Reductions in our net sales due to the consumer rebates were negligible in the second quarter of 2010 and 2009, respectively

To ensure that the sales, discounts, and marketing incentives are recorded in the proper period, we perform extensive tracking and documenting by customer, by period, and by type of marketing event. This tracking includes reconciliation to the accounts receivable records for deductions taken by our customers for these discounts and incentives.

Accounts Receivable Valuation. We establish accounts receivable valuation allowances equal to the above-discussed net sales adjustments for estimates of product returns, price protection refunds, consumer rebates, and general bad debt reserves. These allowances are reduced as actual credits are issued to the customer's accounts. Our bad-debt write-offs were negligible in the second quarter of 2010 and 2009, respectively.

Inventory Valuation and Cost of Goods Sold. Inventory is valued at the lower of cost, determined by the first-in, first-out method, or market. We review inventories for obsolete slow moving products each quarter and make provisions based on our estimate of the probability that the material will not be consumed or that it will be sold below cost. Additional writedowns related to obsolete and slow-moving products were negligible in the second quarter of 2010 and 2009, respectively.

Valuation and Impairment of Deferred Tax Assets. As part of the process of preparing our financial statements we estimate our income tax expense and deferred income tax position. This process involves the estimation of our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting  purposes. These differences result in deferred tax assets and liabilities, which are included in our balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not likely, we establish a valuation allowance. Changes in the valuation allowance are reflected in the statement of operations.

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

Results of Operations

Summary. Net sales were $3.5 million for our second quarter ended June 30, 2010, up 14.2% from $3.1 million in the second quarter of 2009. We had a net loss of $162 thousand for the second quarter of 2010, compared to a net loss of $274 thousand in the second quarter of 2009. Loss per diluted share was $0.08 in the second quarter of 2010 compared to $0.14 for the second quarter of 2009.  Net sales were $6.0 million for the six months ended June 30, 2010, up 10.7% from $5.4 million in the six months ended June 30, 2009. We had a net loss of $0.5 million for the first six months ended June 30, 2010 compared to a net loss of $1.3 million for the six months ended June 30, 2009.  Loss per diluted share was $0.23 in the six months ended June 30, 2010 compared to $0.68 for the six months ended June 30, 2009.

Net Sales. Our total net sales for the second quarter of 2010 increased $0.4 million or 14.2% from the second quarter of 2009, primarily due to increased sales of cable modems and 3G products.  The primary reason for the increased sales of cable modems was that Zoom began shipping a DOCSIS 3.0 cable modem.  The primary reason for the increased sales of 3G products was that Zoom didn’t begin shipping 3G products until the third quarter of 2009, and Zoom had four 3G products shipping in the second quarter of 2010.  Zoom’s largest product category, dial-up modems, declined in sales approximately 4% from the second quarter of 2009 to the second quarter of 2010.  Zoom’s ADSL products had the largest decline from the second quarter of 2009 to the second quarter of 2010, and Zoom plans to try to improve ADSL sales by introducing a new line of ADSL modems that benefit from Broadcom integrated circuit technology.

Our total net sales for the first half of 2010 increased $0.6 million or 10.7% from the first half of 2009, primarily due to increased sales of 3G products and cable modems for the reasons discussed above.

Zoom tracks sales geographically in 3 main categories – North America, the UK, and All Other.  North America is the largest, representing 80% of Zoom’s sales in the second quarter of 2010 and 83% of Zoom’s sales in the first half of 2010.  Sales in all three geographic categories grew from the second quarter of 2009 to the second quarter of 2010, and from the first half of 2009 to the first half of 2010.

In the quarter ended June 30, 2010 three customers accounted for 48% of total net sales. In the first six months of 2010 the Company's top three customers accounted for 50% of total net sales.  Because of our significant customer concentration, our net sales and operating income has fluctuated and could in the future fluctuate significantly due to changes in political or economic conditions or the loss, reduction of business, or less favorable terms for any of our significant customers.

Gross Profit. Our total gross profit was $900 thousand in the second quarter of 2010, a decrease from $984 thousand in the second quarter of 2009. Our gross margin percent of net sales was 25.7% in the second quarter of 2010 compared to 32.1% in the second quarter of 2009. The decrease in gross profit and gross margin from the second quarter of 2009 to the second quarter of 2010 was primarily due to higher cost of goods sold due to higher air freight costs in the second quarter of 2010 as Zoom used air freight to meet higher than expected demand and to delay purchases and shipments and thereby improve cash flow.

Our total gross profit was $1.66 million for the first 6 months of 2010, up $187 thousand or 12.7% from our gross profit of $1.48 million for the first 6 months of 2009 primarily due to higher net sales. Our gross margin for the first 6 months of 2010 was 27.8%, up slightly from our gross margin of 27.3% for the first 6 months of 2009.  Gross margin for the first 6 months of 2010 benefitted from spreading overhead costs over higher net sales, and suffered from higher air freight expenses to obtain inventory.

Selling Expense. Selling expense was $500 thousand or 14.3% of net sales in the second quarter of 2010 compared to $451 thousand or 14.7% of net sales in the second quarter of 2009. Selling expenses increased primarily due to increased sales, which increased variable selling expenses including freight for shipments to customers and sales commissions.  Selling expense was $948 thousand or 15.8% of net sales for the first half of 2010 compared to $938 thousand or 17.3% of sales in the first half of 2009.  The slight dollar increase for the first half of 2010 was due to higher variable costs associated with higher net sales, and the percentage decrease was primarily due to fixed costs in the first half of 2010 being spread over higher net sales.

General and Administrative Expense. General and administrative expense was $266 thousand or 7.6% of net sales in the second quarter of 2010, down significantly from $508 thousand or 16.6% of net sales in the second quarter of 2009. General and administrative expense decreased in the second quarter of 2010 compared to the second quarter of 2009 primarily due to a one-time $98 thousand reduction of an insurance liability, lower professional fees, and lower personnel costs.  General and administrative expense was $639 thousand or 10.7% for the first half of 2010, down significantly from $1.25 million or 23.1 % for the first half of 2009 primarily due to lower professional fees, lower personnel costs, and a one-time $98 thousand reduction of an insurance liability.

Research and Development Expense. Research and development expense was $294 thousand or 8.4% of net sales in the second quarter of 2010 and $290 thousand or 9.4% of net sales in the second quarter of 2009.  The primary R&D expenses were for personnel and for certifications, and these costs were stable during the periods.  Research and development expense was $599 thousand or 10.0% of net sales in the first half of 2010, down 8.2% from $653 thousand or 12.1% of net sales in the first half of 2009, with the reduction primarily due to lower personnel costs.

Other Income. Other income (expenses) were negligible in the second quarter of 2010 and 2009, respectively.

Net Loss. The net loss was $162 thousand for the second quarter of 2010, a significant improvement over the net loss of $274 thousand for the second quarter of 2009 primarily due to lower operating expenses in the second quarter of 2010.  The net loss was $460 thousand for the first half of 2010, a significant improvement over the net loss of $1.33 million for the first half of 2009, due to lower operating expenses and higher gross profit in the first half of 2010.

Liquidity and Capital Resources

On June 30, 2010 we had working capital of $2.4 million including $0.4 million in cash and cash equivalents. On December 31, 2009 we had working capital of $2.8 million including $1.2 million in cash and cash equivalents. Our current ratio at June 30, 2010 was 2.4 compared to 3.0 at December 31, 2009.

On June 30, 2010 the Company’s cash balance was $0.4 million, down from $1.2 million on December 31, 2009.  Decreases in cash were primarily due to a loss of $0.5 million in the first six months of 2010, an increase in net receivables of $0.6 million, and an increase in inventory of $0.3 million.  An increase in accounts payable and accrued expenses of $0.4 million increased cash.  On August 11, 2010 Zoom had $334 thousand in cash, no bank debt, and accounts receivable in excess of accounts payable.  As described below, Zoom’s ability to fund operations over the longer-term will depend on a number of factors including net sales, net income, and capital  raised.

In the second quarter of 2010 the Company incurred a net loss of $162 thousand. Ongoing losses and other conditions raise substantial doubt about the Company's ability to continue as a going concern. Management does not believe that the Company has sufficient resources to fund its normal operations over the next 12 months unless product sales and net income increase or the Company raises capital by selling non-product assets, incurring debt, selling stock, or doing some combination of these things. Additional funds may not be available on terms favorable to the Company, or at all. If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional funds and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, the Company will be unable to continue as a going concern. See “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2010 and in our other filings with the SEC for further information with respect to events and uncertainties that could harm our business, operating results, and financial condition.

Commitments

During the six  months ended June 30, 2010, there were no material changes to our capital commitments and contractual obligations from those disclosed in our Form 10-K for the year ended December 31, 2009.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required.

ITEM 4.

CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, if any, as appropriate, to allow timely decisions regarding required disclosure.  As previously announced, as of May 21, 2010 Zoom’s Chief Financial Officer, Robert Crist, was no longer employed by the Company and Zoom’s

Chief Executive Officer, Frank Manning, assumed the additional role of Acting Chief Financial Officer. We do not believe that this transition made a material impact on Zoom’s financial controls.

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

As of June 30, 2010 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer/Acting Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic filings with the Securities and Exchange Commission within the required time period.

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

We may be unable to continue as a going concern.

In the second quarter of 2010 the Company incurred a net loss of $162 thousand. Ongoing losses and other conditions raise substantial doubt about the Company's ability to continue as a going concern. Management does not believe that the Company has sufficient resources to fund its normal operations over the next 12 months unless product sales increase or the Company raises capital by selling non-product assets, incurring debt, selling stock, or doing some combination of these things. Additional funds may not be available on terms favorable to the Company, or at all. If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional funds and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, the Company will be unable to continue as a going concern.

ITEM 6.

EXHIBITS

Exhibit No.	Exhibit Description
10.1	Building Lease Amendment dated May 24, 2010
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ZOOM TELEPHONICS, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZOOM TELEPHONICS, INC. (Registrant)

Date: August 13, 2010

By:	/s/ FRANK B. MANNING
Frank B. Manning, President, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.1	Building Lease Amendment dated May 24, 2010
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

17