Form 10-Q
period 2010-09-30
Zoom Telephonics, Inc.
filed 2010-11-12
CIK 1467761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q
______________

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

N/A
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

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of November 10, 2010, was 1,980,978 shares.

ZOOM TELEPHONICS, INC.

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

For many years prior to the spin-off, Zoom Technologies was the public company parent of Zoom Telephonics, and the two companies’ financials were consolidated.  Upon the completion of the spin-off, Zoom Telephonics became a separate, independent publicly traded company headquartered in Boston, Massachusetts. Zoom Telephonics continues to produce, market, sell, and support dial-up modems, fixed and mobile broadband products, WiFi® compatible and Bluetooth® wireless products, and other communication-related products (the “Communications Business”) .

As used in Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” and the “Company” mean Zoom Telephonics, Inc. (unless the context indicates a different meaning).

Prior to the September 22, 2009 transactions described above, the assets, liabilities, operations and cash flows of Zoom Technologies consisted principally of the Communications Business of Zoom Telephonics, the wholly-owned subsidiary of Zoom Technologies.  Accordingly, for purposes of presenting comparative financial information as required by the rules governing the preparation of this quarterly report on Form 10-Q, the statements of operations and cash flows of Zoom Telephonics for the three- and nine-month periods ended September 30, 2009 presented herein  include the results of operations and cash flows of Zoom Technologies for the period from January 1, 2009 through September 22, 2009.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ZOOM TELEPHONICS, INC.
Condensed Balance Sheets
 (Unaudited)

ASSETS	September 30, 2010	December 31, 2009
Current assets
Cash and cash equivalents	$438,278	$1,223,507
Accounts receivable, net of allowances of $553,794 at September 30, 2010 and $466,595 at December 31, 2009	1,716,029	1,199,581
Inventories	2,310,014	1,586,079
Prepaid expenses and other current assets	228,817	223,891
Total current assets	4,693,138	4,233,058

Equipment, net	49,085	57,787
Deferred other receivable	150,000	166,144
Total assets	$4,892,223	$4,456,989

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,547,003	$1,014,979
Accrued expenses	370,575	375,414
Total current liabilities	1,917,578	1,390,393
Total liabilities	1,917,578	1,390,393

Stockholders' equity
Common stock, $0.01 par value:
Authorized - 25,000,000 shares; issued – 1,980,978 shares at September 30, 2010 and December 31, 2009	19,810	19,810
Additional paid-in capital	32,600,762	32,520,464
Accumulated deficit	(30,017,572)	(29,836,577)
Accumulated other comprehensive income –currency translation adjustment	371,645	362,899
Total stockholders' equity	2,974,645	3,066,596
Total liabilities and stockholders' equity	$4,892,223	$4,456,989

See accompanying notes.

ZOOM TELEPHONICS, INC.
Condensed Statement of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	$4,218,118	$2,532,952	$10,212,191	$7,947,234
Cost of goods sold	2,825,219	1,869,010	7,155,597	5,806,564
Gross profit	1,392,899	663,942	3,056,594	2,140,670

Operating expenses:
Selling	540,065	445,098	1,487,792	1,382,915
General and administrative	317,586	740,563	956,373	1,993,400
Research and development	253,652	346,565	852,963	999,131
	1,111,303	1,532,226	3,297,128	4,375,446
Operating profit (loss)	281,596	(868,284)	(240,535)	(2,234,776)

Other:
Interest income	34	437	314	3,357
Other, net	(2,480)	9	59,614	34,908
Total other income (expense), net	(2,446)	446	59,928	38,265

Income (loss) before income taxes	279,150	(867,838)	(180,607)	(2,196,511)

Income tax expense (benefit)	—	4,013	389	4,308

Net income (loss)	$279,150	$(871,851)	$(180,996)	$(2,200,819)

Earnings (loss) per share:
Basic Earnings (loss) per share	$0.14	$(0.44)	$(0.09)	$(1.12)
Diluted income (loss) per share	$0.14	$(0.44)	$(0.09)	$(1.12)

Weighted average common and common equivalent shares:
Basic	1,980,978	1,962,900	1,980,978	1,960,560
Diluted	1,983,978	1,962,900	1,980,978	1,960,560

Zoom Telephonics’ common stock was not publicly traded prior to the September 22, 2009 Spin-off of Zoom Telephonics from its then parent Zoom Technologies. For comparability purposes, the calculation of weighted average common shares outstanding shown above includes the common shares of Zoom Technologies outstanding for all periods prior to September 22, 2009.

See accompanying notes.

ZOOM TELEPHONICS, INC.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Operating activities:
Net income (loss)	$(180,996)	$(2,200,819)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash common stock issuance	—	158,400
Stock based compensation	80,298	282,190
Depreciation and amortization	21,471	48,364
Changes in operating assets and liabilities:
Accounts and other receivable, net	(509,463)	(18,399)
Inventories	(723,523)	1,176,092
Prepaid expenses and other assets	(4,215)	69,415
Accounts payable and accrued expenses	528,524	(106,133)
Net cash provided by (used in) operating activities	(787,904)	(590,890)

Investing activities:
Proceeds from sale of Unity investment	16,144	766,950
Additions to property, plant and equipment	(12,739)	(12,673)
Net cash provided by (used in) investing activities	3,405	754,277

Financing activities:
Proceeds from exercise of stock options	—	94,500
Net cash provided by (used in) financing activities	—	94,500

Effect of exchange rate changes on cash	(730)	1,850

Net change in cash	(785,229)	259,737

Cash and cash equivalents at beginning of period	1,223,507	1,204,984

Cash and cash equivalents at end of period	$438,278	$1,464,721

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$—	$—
Income taxes	$389	$4,308

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

For many years prior to the spin-off, Zoom Technologies was the public company parent of Zoom Telephonics, and the two companies’ financials were consolidated.  Upon the completion of the spin-off, Zoom Telephonics became a separate, independent publicly traded company headquartered in Boston, Massachusetts. Zoom Telephonics continues to produce, market, sell, and support dial-up modems, fixed and mobile broadband products, WiFi® compatible and Bluetooth® wireless products, and other communication-related products (the “Communications Business”) .

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” and the “Company” mean Zoom Telephonics, Inc. (unless the context indicates a different meaning).

Prior to the September 22, 2009 transactions described above, the assets, liabilities, operations and cash flows of Zoom Technologies consisted principally of the Communications Business of Zoom Telephonics, the wholly-owned subsidiary of Zoom Technologies.  Accordingly, for purposes of presenting comparative financial information as required by the rules governing the preparation of this quarterly report on Form 10-Q, the statements of operations and cash flows of Zoom Telephonics for the three- and nine-month periods ended September 30, 2009 presented herein  include the results of operations and cash flows of Zoom Technologies for the period from January 1, 2009 through September 22, 2009.

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year. The Company has evaluated subsequent events through the date of this filing and determined that, except as disclosed in the following sentence, there are no other such events requiring recognition or disclosure in the financial statements. In October 2010, the Company entered into an agreement to transfer the "zoom.com" domain name to Jiangsu Leimone Electronics, Ltd., a wholly owned subsidiary of Zoom Technologies, Inc., in exchange for 80,000 shares of common stock of Zoom Technologies.

(2) Liquidity

On September 30, 2010 we had working capital of $2.8 million including $0.4 million in cash and cash equivalents. On December 31, 2009 we had working capital of $2.8 million including $1.2 million in cash and cash equivalents. Our current ratio at September 30, 2010 was 2.4 compared to 3.0 at December 31, 2009

On September 30, 2010 the Company’s cash balance was $0.4 million, down from $1.2 million on December 31, 2009.  Decreases in cash during the first nine months of 2010 were primarily due to an inventory increase of $0.7 million, a receivables increase of $0.5 million, and a loss of $0.2 million.  An increase in accounts payable and accrued expenses of $0.5 million increased cash.

In the third quarter of 2010 the Company had a net profit of $279 thousand. This was the first net profit since the fourth quarter of 2006.  The recent history of losses and other conditions raise substantial doubt about the Company's ability to continue as a going concern. Management is not certain that the Company has sufficient resources to fund its normal operations over the next 12 months unless product sales increase or the Company raises capital by selling non-product assets, incurring debt, selling stock, or doing some combination of these things. Additional funds may not be available on terms favorable to the Company, or at all. If these funds are not available, the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional funds and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital or is not able to increase cash flow through an increase in sales or reduction in expenses, the Company will be unable to continue as a going concern. Refer to “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2010 and in our other filings with the SEC for further information with respect to events and uncertainties that could harm our business, operating results, and financial condition.

The Company has announced a rights offering to its shareholders that could generate proceeds up to $1.99 million less offering expenses if it is successful.  A preliminary prospectus has been filed with the SEC, and the Company expects to file in mid-November an amended prospectus with financial statements for the 3-month and 9-month periods ending September 30, 2010.  The Company hopes to complete the rights offering by December 17, 2010.  There is no guarantee that the Company will successfully complete its rights offering.  Even if the Company does complete its rights offering, there is a high degree of uncertainty about the number of rights which will be exercised and the amount of net proceeds to be received by the Company.

(3) Inventories

Inventories consist of :	September 30, 2010	December 31, 2009
Raw materials	$1,221,939	$742,253
Work in process	50,498	1,135
Finished goods	1,037,577	842,691
Total inventories	$2,310,014	$1,586,079

(4) Comprehensive Income (Loss)

Comprehensive income (loss) follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$279,150	$(871,851)	$(180,996)	$(2,200,819)
Foreign currency translation adjustment	23,487	(8,414)	8,746	15,860
Comprehensive income (loss)	$302,637	$(880,265)	$(172,250)	$(2,184,959)

(5) Contingencies

The Company is not currently party to any lawsuit, but lawsuits may occur in the ordinary course of business. The Company evaluates such lawsuits and proceedings on a case-by-case basis, and its policy is to vigorously contest any claims that it believes are without merit.

(6) Segment and Geographic Information

The Company’s operations are classified as one reportable segment. The Company’s net sales by geographic region follow:

	Three Months Ended September 30, 2010	% of Total	Three Months Ended September 30, 2009	% of Total	Nine Months Ended September 30, 2010	% of Total	Nine Months Ended September 30, 2009	% of Total
North America	$3,622,012	86%	$2,067,718	82%	$8,588,648	84%	$6,637,856	84%
UK	305,177	7%	224,325	9%	846,958	8%	646,707	8%
All Other	290,929	7%	240,909	9%	776,585	8%	662,671	8%
Total	$2,532,952	100%	$2,532,952	100%	$10,212,191	100%	$7,947,234	100%

(7) Customer Concentrations

Relatively few customers account for a substantial portion of the Company's net sales. In the third quarter of 2010 the Company's net sales to its top three customers accounted for 55% of its total net sales. In the third quarter of 2009 the Company's net sales to its top three customers accounted for 49% of its total net sales. The Company's customers generally do not enter into long-term agreements obligating them to purchase the Company’s products. The Company may not continue to receive significant revenues from any of these or from other large customers. A reduction or delay in orders from any of the Company's significant customers, or a delay or default in payment by any significant customer could materially harm the Company's business and prospects. Because of the Company's significant customer concentration, its net sales and operating income could fluctuate significantly due to changes in political or economic conditions, or the loss, reduction of business, or less favorable terms for any of our significant customers. In the first nine months of 2010 the Company's net sales to its top three customers accounted for 52% of its total net sales. In the first nine months of 2009 the Company’s net sales to its top three customers accounted for 48% of its total net sales.

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

Overview

We derive our net sales primarily from sales of Internet-related communication products, principally dial-up modems, fixed and mobile broadband products, WiFi® compatible and Bluetooth® wireless products, and other communication-related products.  We sell these products primarily to retailers, distributors, Internet Service Providers and Original Equipment Manufacturers. We sell our products through a direct sales force and through independent sales agents. Our employees are primarily located at our headquarters in Boston, Massachusetts, and we also rent a small sales office in the UK.  We are experienced in electronics hardware, firmware, and software design and test, regulatory approvals, product documentation, and packaging; and we use that experience in developing each product in-house or in partnership with suppliers who are typically based in Asia. Electronic assembly and testing of the Company’s products in accordance with our specifications is typically done in China.

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

For many years we derived a majority of our net sales from the retail after-market sale of dial-up modems to customers seeking to add or upgrade a modem for their personal computers. For approximately 12 years, the size of this market and our sales to this market have declined, as personal computer manufacturers incorporated a modem as a built-in component in most consumer personal computers and as increasing numbers of consumers world-wide switched to broadband Internet access. Over the past nine-month period this sales decline slowed and sales of dial-up modems have recently appeared to stop declining for Zoom, as fewer computers are shipped with dial-up modems so retailers and distributors have achieved a larger share of the total dial-up modem business. There is consensus among industry analysts that the installed base for broadband modems, such as cable modems, DSL modems, and mobile broadband modems, will grow for the foreseeable future. In response to increased and forecasted worldwide demand for faster connection speeds and increased modem functionality, we have invested and continue to invest resources to advance our product line of broadband modems, including ADSL modems, cable modems, and mobile broadband modems, while continuing to provide a line of dial-up modems.

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

Our annual net sales declined from 1999 through 2009, but are expected to grow in 2010. In response to declining sales volume, we have cut costs by reducing staffing and some overhead costs. Our total headcount was reduced from 42 on September 30, 2009 to 38 on September 30, 2010. As of September 30, 2010 Zoom had 37 full-time and part-time employees and 1 full-time agency contractor. Of the 38 included in our headcount on September 30, 2010, 8 were engaged in research and development, 9 were involved in manufacturing management, purchasing, assembly, packaging, shipping and quality control, 14 were engaged in sales, marketing and technical support, and the remaining 7 performed accounting, administrative, management information systems, and executive functions. Zoom has implemented cost cutting measures including reducing our headcount and reducing the number of days that certain employees work. As a result, Zoom currently has 31 full-time employees, 1 full-time agency contractor and 6 employees working less than 5 days per week. On September 30, 2010, Zoom had 22 dedicated manufacturing personnel in Mexico who are employees of our Mexican manufacturing service provider and not included in our headcount.

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

Product Returns. Products are returned by retail stores and distributors for inventory balancing, contractual stock rotation privileges, and warranty repair or replacements. We estimate the sales and cost value of expected future product returns of previously sold products. Our estimates for product returns are based on recent historical trends plus estimates for returns prompted by, among other things, announced stock rotations and announced customer store closings. Management reviews historical returns, current economic trends, and changes in customer demand and acceptance of our products when estimating sales return allowances. The estimate for future returns is recorded as a reserve against accounts receivable, a reduction in our net sales, and the corresponding change to inventory reserves and cost of sales. Product returns as a percentage of total shipments were 7.9% and 13.5%, respectively, for the third quarter of 2010 and 2009, respectively.

Price Protection Refunds. We have a policy of offering price protection to certain of our retailer and distributor customers for some or all their inventory. Under the price protection policies, when we reduce our prices for a product, the customer receives a credit for the difference between the original purchase price and our reduced price for their unsold inventory of that product. Our estimates for price protection refunds are based on a detailed understanding and tracking by customer and by sales program. Estimated price protection refunds are recorded in the same period as the announcement of a pricing change. Information from customer inventory-on-hand reports or from direct communications with the customers is used to estimate the refund, which is recorded as a reduction of net sales and a reserve against accounts receivable. Reductions in our net sales due to price protection were $10.5 thousand and $2.9 thousand in the third quarter of 2010 and 2009, respectively.

Sales and Marketing Incentives. Many of our retailer customers require sales and marketing support funding, usually set as a percentage of our sales in their stores. The incentives were reported as reductions in our net sales and were $125.9 thousand in the third quarter of 2010 and $214.6 thousand in the third quarter of 2009.

Consumer Mail-In and In-Store Rebates. Our estimates for consumer mail-in and in-store rebates are based on a detailed understanding and tracking by customer and sales program, supported by actual rebate claims processed by the rebate redemption centers plus an accrual for an estimated lag in processing at the redemption centers. The estimate for mail-in and in-store rebates is recorded as a reserve against accounts receivable and a reduction of net sales in the same period that the rebate obligation was triggered. Reductions in our net sales due to the consumer rebates were $17.3 thousand in the third quarter of 2010 and negligible in the third quarter of 2009.

To ensure that the sales, discounts, and marketing incentives are recorded in the proper period, we perform extensive tracking and documenting by customer, by period, and by type of marketing event. This tracking includes reconciliation to the accounts receivable records for deductions taken by our customers for these discounts and incentives.

Accounts Receivable Valuation. We establish accounts receivable valuation allowances equal to the above-discussed net sales adjustments for estimates of product returns, price protection refunds, consumer rebates, and general bad debt reserves. These allowances are reduced as actual credits are issued to the customer's accounts. Our bad-debt write-offs were negligible in the third quarter of 2010 and 2009, respectively.

Inventory Valuation and Cost of Goods Sold. Inventory is valued at the lower of cost, determined by the first-in, first-out method, or market. We review inventories for obsolete slow moving products each quarter and make provisions based on our estimate of the probability that the material will not be consumed or that it will be sold below cost. Additional writedowns related to obsolete and slow-moving products were $26.2 thousand in the third quarter of 2010 and negligible in the third quarter of 2009.

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

Results of Operations

Summary. Net sales were $4.2 million for our third quarter ended September 30, 2010, up 67% from $2.5 million in the third quarter of 2009. We had net income of $279 thousand for the third quarter of 2010, compared to a net loss of $872 thousand in the third quarter of 2009. Earnings per diluted share was $0.14 in the third quarter of 2010 compared to a net loss of $0.44 per diluted share for the third quarter of 2009.  Net sales were $10.2 million for the nine months ended September 30, 2010, up 29% from $7.9 million in the nine months ended September 30, 2009. We had a net loss of $0.2 million for the first nine months ended September 30, 2010 compared to a net loss of $2.2 million for the nine months ended September 30, 2009.  Loss per diluted share was $0.09 in the nine months ended September 30, 2010 compared to $1.12 for the nine months ended September 30, 2009.

Net Sales. Our total net sales for the third quarter of 2010 increased $1.7 million or 67% from the third quarter of 2009, primarily due to increased sales of cable modems, dial-up modems, and mobile broadband modems and routers.  The primary reason for the increased sales of cable modems was that Zoom began shipping a DOCSIS 3.0 cable modem.  The primary reason for the increased sales of dial-up modems was higher sales through Zoom’s high-volume retailers, who benefit from the fact that a lower percentage of computers now come with built-in dial-up modems.  The primary reason for the increased sales of mobile broadband products was that Zoom didn’t begin shipping mobile broadband products in volume until October 2009, and Zoom had four 3G products shipping in the third quarter of 2010.  Sales of Zoom’s ADSL products declined from the third quarter of 2009 to the third quarter of 2010, and Zoom is trying  to improve ADSL sales through its recent introduction of a new line of ADSL modems that benefit from Broadcom integrated circuit technology.

Our total net sales for the first nine months of 2010 increased $2.3 million or 29% from the first nine months of 2009, primarily due to increased sales of cable modems, dial-up modems, and mobile broadband products for the reasons discussed above.

Zoom tracks sales geographically in three main categories – North America, the UK, and All Other.  North America is the largest, representing 86% of Zoom’s sales in the third quarter of 2010 and 84% of Zoom’s sales in the first nine months of 2010.  Sales in all three geographic categories grew from the third quarter of 2009 to the third quarter of 2010, and from the first nine months of 2009 to the first nine months of 2010.

In the quarter ended September 30, 2010 three customers accounted for 55% of total net sales. In the first nine months of 2010 the Company's top three customers accounted for 52% of total net sales.  Because of our significant customer concentration, our net sales and operating income has fluctuated and could in the future fluctuate significantly due to changes in political or economic conditions or the loss, reduction of business, or less favorable terms for any of our significant customers.

Gross Profit. Our total gross profit was $1.4 million in the third quarter of 2010, up from $0.7 million in the third quarter of 2009. Our gross margin percent of net sales was 33.0% in the third quarter of 2010 compared to 26.2% in the third quarter of 2009. The increase in gross profit was primarily due to higher sales, and was offset by increased incoming freight costs.  The increase in gross margin percent was due to higher sales, which lowered production overhead as a percentage of sales, and was also due to lower personnel and rent costs in the third quarter of 2010.

Our total gross profit was $3.1 million for the first nine months of 2010, up $0.9 million or 43% from our gross profit of $2.1 million for the first nine months of 2009 primarily due to higher net sales. Our gross margin for the first nine months of 2010 was 29.9%, up from our gross margin of 26.9% for the first nine months of 2009.  Gross margin for the first nine months of 2010 benefited from spreading fixed overhead costs over higher net sales, and suffered from higher air freight expenses to obtain inventory.

Selling Expense. Selling expense was $540 thousand or 12.8% of net sales in the third quarter of 2010 compared to $445 thousand or 17.6% of net sales in the third quarter of 2009. Selling expenses increased primarily due to increased sales, which increased variable selling expenses including freight for shipments to customers and sales commissions, and also due to increased Web search advertising in the third quarter of 2010.  Selling expense was $1.49 million or 14.6% of net sales for the first nine months of 2010 compared to $1.38 million or 17.4% of sales in the first nine months of 2009.  The slight dollar increase for the first nine months of 2010 was due primarily to higher variable costs associated with higher net sales, and the percentage decrease was primarily due to fixed costs in the first nine months of 2010 being spread over higher net sales.

General and Administrative Expense. General and administrative expense was $318 thousand or 7.5% of net sales in the third quarter of 2010, down significantly from $741 thousand or 29.2% of net sales in the third quarter of 2009. General and administrative expense decreased in the third quarter of 2010 compared to the third quarter of 2009 primarily due to lower professional fees, which no longer included fees associated with the 2009 merger/spin-off transaction, and lower personnel costs.  General and administrative expense was $956 thousand or 9.4% of net sales for the first nine months of 2010, down significantly from $1.99 million or 25.1 % for the first nine months of 2009 primarily due to lower professional fees as noted above, and lower personnel costs.

Research and Development Expense. Research and development expense was $254 thousand or 6.0% of net sales in the third quarter of 2010, down from $347 thousand or 13.7% of net sales in the third quarter of 2009, with the reduction primarily due to lower personnel costs.  Research and development expense was $853 thousand or 8.4% of net sales in the first nine months of 2010, down from $999 thousand or 12.6% of net sales in the first nine months  of 2009, with the reduction primarily due to lower personnel costs.

Other Income. Other income (expenses) were negligible in the third quarter of both 2010 and 2009.

Net Income. Net income was $279 thousand for the third quarter of 2010, a significant improvement over the net loss of $872 thousand for the third quarter of 2009 primarily due to higher net sales, higher gross profit, and lower expenses in the third quarter of 2010.  The net loss was $181 thousand for the first nine months of 2010, a significant improvement over the net loss of $2.20 million for the first nine months of 2009, due to higher net sales, higher gross profit, and lower operating expenses in the first nine months of 2010.

Liquidity and Capital Resources

On September 30, 2010 we had working capital of $2.8 million including $0.4 million in cash and cash equivalents. On December 31, 2009 we had working capital of $2.8 million including $1.2 million in cash and cash equivalents. Our current ratio at September 30, 2010 was 2.4 compared to 3.0 at December 31, 2009.

On September 30, 2010 the Company’s cash balance was $0.4 million, down from $1.2 million on December 31, 2009.  Decreases in cash during the first nine months of 2010 were primarily due to an inventory increase of $0.7 million, a receivables increase of $0.5 million, and a net loss of $0.2 million.  An increase in accounts payable and accrued expenses of $0.5 million increased cash.  At the close of business on November 10, 2010 Zoom had $53 thousand in cash and no bank debt.  As described below, Zoom’s ability to fund operations over the longer-term will depend on a number of factors including net sales, net income, and capital raised.

In the third quarter of 2010 the Company had a net profit of $279 thousand. This was the first net profit since the fourth quarter of 2006.  The recent history of losses and other conditions raise substantial doubt about the Company's ability to continue as a going concern. Management is not certain that the Company has sufficient resources to fund its normal operations over the next 12 months unless product sales increase or the Company raises capital by selling non-product assets, incurring debt, selling stock, or doing some combination of these things. Additional funds may not be available on terms favorable to the Company, or at all. If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional funds and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital or is not able to increase cash flow through an increase in sales or reduction in expenses, the Company will be unable to continue as a going concern. Refer to “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2010 and in our other filings with the SEC for further information with respect to events and uncertainties that could harm our business, operating results, and financial condition.

The Company has announced a rights offering to its shareholders that could generate proceeds up to $1.99 million less offering expenses if it is successful.  A preliminary prospectus has been filed with the SEC, and the Company expects to file in mid-November an amended prospectus with financial statements for the 3-month and 9-month periods ending September 30, 2010.  The Company hopes to complete the rights offering by December 17, 2010.  There is no guarantee that the Company will successfully complete its rights offering.  Even if the Company does complete its rights offering, there is a high degree of uncertainty about the number of rights which will be exercised and the amount of net proceeds to be received by the Company.

Commitments

During the nine months ended September 30, 2010, there were no material changes to our capital commitments and contractual obligations from those disclosed in our Form 10-K for the year ended December 31, 2009.

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

As of September 30, 2010 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer/Acting Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic filings with the Securities and Exchange Commission within the required time period.

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

Our cable modem sales may decline significantly due to new Comcast certification requirements

Zoom currently sells two cable modems, a “Docsis 2.0 model” that meets Docsis 2.0 standards and a higher-cost “Docsis 3.0 model” that meets both Docsis 2.0 and 3.0 standards.  These cable modems are primarily sold through high-volume retailers including Best Buy and Staples.  For various reasons including component availability, we do not expect to be able to sell our current Docsis 2.0 model after some time in the first or second quarter of 2011.  Until recently our cable modem certification process included getting FCC certification, CableLabs certification, and then certifications required by various cable service providers including Comcast, Cox, and others.  Comcast certification has been the most difficult of the cable service provider certifications to obtain, and it is critical because Comcast has approximately 39% of all cable service customers in the United States.  Recently Comcast has established a large set of additional requirements that will apply to all cable modems attached to the Comcast network, even cable modems sold by retailers and not purchased by Comcast.  We believe that these new requirements are difficult to meet and costly, and that they introduce substantial new risks into an already risky, expensive, and time-consuming certification process.  Zoom plans to attempt to get Comcast to change or eliminate these new requirements by various means, including taking action at the Federal Communications Commission.  However, this attempt is likely to be time-consuming and expensive, and may risk even further difficulties with Comcast. Zoom may be unsuccessful, in which case Zoom may be unable to qualify a new Docsis 2.0 cable modem or any other cable modem with Comcast.  In that case Zoom’s cable modem sales are likely to drop significantly starting in the first or second quarter of 2011.

We may be unable to continue as a going concern.

In the third quarter of 2010 the Company had a net profit of $279 thousand. This was the first net profit since the fourth quarter of 2006.  The recent history of losses and other conditions raise substantial doubt about the Company's ability to continue as a going concern. Management is not certain that the Company has sufficient resources to fund its normal operations over the next 12 months unless product sales increase or the Company raises capital by selling non-product assets, incurring debt, selling stock, or doing some combination of these things. Additional funds may not be available on terms favorable to the Company, or at all. If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional funds and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital or is not able to increase cash flow through an increase in sales or reduction in expenses, the Company will be unable to continue as a going concern. Refer to “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2010 and in our other filings with the SEC for further information with respect to events and uncertainties that could harm our business, operating results, and financial condition.

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

ZOOM TELEPHONICS, INC. (Registrant)

Date: November 12, 2010	By:	/s/ Frank B. Manning
Frank B. Manning, President, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.