Form 10-K
period 2010-12-31
Zoom Telephonics, Inc.
filed 2011-03-29
CIK 1467761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the common stock, $0.01 par value, of the registrant held by non-affiliates of the registrant as of June 30, 2010, based upon the last sale price of such stock on that date as reported by the OTC Bulletin Board, was $1,554,648.

The number of shares outstanding of the registrant's common stock, $0.01 par value, as of February 28, 2011 was 5,450,622 shares.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the definitive proxy statement for our 2011 annual meeting of stockholders, which is to be filed within 120 days after the end of the fiscal year ended December 31, 2010, are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
_______________________________________

Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial terms, any statements of plans or objectives of management for future operations, any statements concerning proposed new products or licensing or collaborative arrangements, any statements regarding future economic or performance, any statement of assumptions underlying any of the foregoing.  These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to statements regarding:

·	the sufficiency of our capital resources;

·	the availability of debt and equity financing;

·	our ability to continue as a going concern;

·	market acceptance of our products and services;

·	our reliance on a limited number of customers for a large portion of our revenue;

·	our reliance on sole-sourced manufacturers and component producers for a substantial percentage of our products;

·	fluctuations in foreign currency exchange rates that may adversely affect our business;

·	the uncertainty in global economic conditions;

·	our reliance on an outsourcing partner in Mexico and their potential capacity constraints

·	the decline of the dial-up modem market;

·	our ability to succeed in broadband modem markets;

·	the development of new competitive technologies, products and services to meet customer demand;

·	our ability to succeed in markets outside the USA;

·	our ability to manage inventory levels and product returns;

·	the anticipated development and expansion of our existing technologies, markets and sales channels;

·	investment in resources for product design in foreign markets;

·	approvals, certifications and clearances for our products and services;

·	our ability to satisfy certain indemnification obligations;

·	business strategies;

·	general economic conditions; and

·	trends relating to our results of operations.

In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "could," "would," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential" and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in our future financial results include those discussed in the risk factors set forth in Item 7 below as well as those discussed elsewhere in this report. We qualify all of our forward-looking statements by these cautionary statements.

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

 Prior to September 22, 2009, Zoom Telephonics was a wholly-owned subsidiary of Zoom Technologies. All of the assets and liabilities of Zoom Technologies were held in Zoom Telephonics and all the revenues, expenses and cash flows of Zoom Technologies were derived from Zoom Telephonics. In this Annual Report on Form 10-K, for the periods prior to the September 22, 2009 spin-out of Zoom Telephonics from Zoom Technologies, the financial condition, results of operations and cash flows of Zoom Telephonics as reported in the accompanying financial statements are identical to the financial condition, results of operations and cash flows previously reported by Zoom Technologies.

We design, produce, market, sell, and support broadband and dial-up modems, Voice over Internet Protocol or "VoIP" products and services, WiFi ® and Bluetooth® wireless products, dialers, and other communication-related products. Our primary objective is to build upon our position as a leading producer of Internet access devices, and to take advantage of a number of trends in communications including enhanced Internet access, higher data rates, and increasing use of wireless technology for transmission of data.

Dial-up modems have been Zoom's highest revenue category for many years.  Generally our sales of dial-up modems have been declining since the late nineties, and other product categories have become increasingly important.  However, our dial-up modem revenues increased slightly in 2010, and dial-up modems were our largest source of revenues and gross profits in 2010.

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

Cable modems provide a high-bandwidth connection to the Internet through a cable-TV cable that connects to compatible equipment that is typically at or near the cable service provider. We began shipping cable modems during 2000. Our cable modem customers in the U.S. and other countries are primarily retailers.

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

Zoom’s product line includes wireless products, including wireless-G and wireless-N network products, Bluetooth® products, and wireless keyboards.  These products typically provide communication between devices that are within a quarter mile or less of each other, depending on the specific product.

During the second half of 2009 Zoom began shipping mobile broadband products, which provide or distribute a high-speed connection to the Internet that uses a cellular phone service provider’s network.  Zoom’s product line includes mobile broadband modems, routers, and modem/router combinations.

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

Available Information

Our Internet website address is www.zoomtel.com. Through our website we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. These SEC reports can be accessed through the investor relations section of our website.

Products

General

The vast majority of our products facilitate communication of data through the Internet. Our dial-up modems can also link computers, point-of-purchase terminals, or other devices to each other through the traditional telephone network without using the Internet. Our cable modems use the cable-TV cable and our DSL modems use the local telephone line to provide a high-speed link to the Internet. Our mobile broadband modems use a cellular service provider’s network to provide a high-speed link to the network.  Our wireless-G and wireless-N network products typically communicate with a broadband modem for access to the Internet.  Some of our Bluetooth wireless products, such as our Bluetooth modem, are designed for Internet access. Our dialers can be used to route voice calls to a VoIP network that may include the Internet. Our modems and dialers typically connect to a single phone line in a home, office, or other location.  We do have some products, however, that do not facilitate communication of data through the Internet, including some of our Bluetooth audio products.

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

DSL Modems

Our DSL modems incorporate the ADSL standards that are currently most popular worldwide, including ADSL2/2+, G.dmt, G.Lite, and ANSI T1.413 issue 2. In 2000 we designed and shipped our first DSL modems, an external USB model and an internal PCI model. In 2002 we introduced a new PCI models, and also introduced an Ethernet model and a USB/Ethernet model with router features. In 2003 we introduced a DSL modem with a built-in router, a USB port, and four switched Ethernet ports. In September 2004 Zoom began shipping its first DSL modem with built-in VoIP, which also included a router, a 4-port switch, and a firewall. During the fourth quarter of 2004 Zoom introduced new modem hardware designs for its USB, Ethernet, Ethernet/USB, and 4-port router models, shifting to newer modem chipsets and lowering Zoom's cost of goods. In March 2005 Zoom introduced a DSL modem with wireless networking using the 802.11b and 802.11g standards, a 4-port switching hub, router, and firewall.  In 2006 Zoom began shipping a software Install Assistant with most of its DSL modems to simplify end-user installation.  In January 2007 Zoom began shipping user-friendly upstream (that is, to the Internet) QOS Quality-of-Service capability with some of its DSL modems, to provide a “fast lane” for bandwidth-sensitive applications such as VoIP, gaming, and video. In 2009 Zoom introduced DSL models with TR.69 and Annex M capability, and began volume shipments of a DSL modem with a built-in wireless-G router and VoIP.  In 2010 Zoom began shipping a line of DSL modems and modem/routers that use Broadcom IC technology to help achieve high performance per dollar of unit cost.

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

Zoom currently ships two primary cable modems, one that supports DOCSIS 2.0 and earlier standards, and one that supports DOCSIS 3.0 and earlier standards. The DOCSIS 3.0 standard currently supports the highest cable modem speeds, and Comcast and some other large cable service providers are in the midst of a significant rollout of DOCSIS 3.0 modems and service.

Zoom expects that at some point in 2011 it will no longer be able to produce its current DOCSIS 2.0 model because some components are no longer readily available.  Zoom currently generates significant revenues from DOCSIS 2.0 cable modems, and Zoom is evaluating whether to try to replace its current DOCSIS 2.0 model.  That decision will depend on a number of factors, including anticipated retailer demand and the cost of getting a new model certified. Our revenues from DOCSIS 2.0 cable modems have been significant.  We plan to develop new cable modems including a DOCSIS 3.0 cable modem with wireless-N capability.  We don’t know at this time whether our monthly revenues for this new cable modem will exceed our past monthly revenues for our DOCSIS 2.0 cable modem.

During the fourth quarter of 2010 Zoom filed a complaint against Comcast at the FCC in response to new Comcast requirements regarding cable modem certification.  On March 8, 2011 Zoom and Comcast announced an agreement resulting in a joint motion by Zoom and Comcast to dismiss the complaint.  Zoom and Comcast believe that the resolution of their dispute benefits both companies and furthers consumer choice in the cable modem marketplace.  Zoom plans to continue developing cable modems for sale by retailers and cable service providers.

Mobile Broadband Modems and Routers

During the second half of 2009 Zoom began shipping its first mobile broadband products, mobile broadband modems and wireless-N routers.  Zoom’s mobile broadband modems currently support AT&T, T-Mobile, and the majority of cellular service providers worldwide who use the GSM standard for voice and data.  The primary alternative standard is CDMA, which is used by Verizon, Sprint, and other cellular service providers worldwide.  Zoom does not currently offer a CDMA modem.  Zoom’s mobile broadband wireless-N desk and travel routers allow someone to plug in a mobile broadband GSM or CDMA modem for Internet access, and to share that Internet access with computers, phones, and other devices with wireless-G or wireless-N capability.  In late 2010 Zoom expanded its mobile broadband line to include a modem with a top download speed of 14.4 Mbps, and to include the We3G portable modem/router.

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

Wireless Local Area Networking

In 2005 Zoom began shipping DSL modems with Wireless-G local area network capability and Zoom’s Wireless-G product line now also includes USB and PC Card clients and a wireless router.  In 2009 Zoom began shipping products that incorporate the extended range and higher data rate associated with the multiple-input multiple-output wireless standard, 802.11n.  Those products currently include wireless-N adapters and routers.  Two of the wireless-N routers work with certain mobile broadband USB modems, and one of the wireless-N routers includes a mobile broadband modem.

Bluetooth® Modems and Adapters

In 2003 we began shipping a Bluetooth modem, a Bluetooth USB adapter, and a Bluetooth PC Card adapter. Bluetooth is a wire-elimination technology that is increasingly popular for mobile phone and computer products. In 2006 and later years we expanded our Bluetooth product line to include Bluetooth audio product and thumbnail-size USB adapters.

Wireless Keyboards

In December 2009 Zoom shipped its first wireless keyboard.  This keyboard model was designed to make it easy to use an HDTV for Internet access when the HDTV was connected to a Windows notebook or desktop computer.  In late 2010 Zoom introduced two new wireless keyboard models, one for the Apple iPad and one for the Xbox, PS3, and TV-connected Windows computers.

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

During 2010 two customers each accounted for 10% or more of our total net sales.  Together these two customers accounted for 44% of our total net sales.  The top three customers accounted for approximately 51% of our total net sales.

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

North American High-volume Retailers and Distributors

In North America we reach the retail market primarily through high-volume retailers. Our North American retailers include Best Buy, Fry’s Electronics, Micro Center, Staples, Wal-Mart, and many others including Amazon and other retailers. Retailers typically carry an assortment of our dial-up modems, cable modems, and DSL modems, and some also carry an assortment of our wireless products.

We sell significant quantities of our products through distributors, who often sell to corporate accounts, retailers, service providers, value-added resellers, equipment manufacturers, and other customers. Our North American distributors include our major customers Tech Data, Ingram Micro, D&H Distributing, Border States Electric, and others.

Internet and Telephone Service Providers

In recent years an important part of our business has been the sale of DSL modems to DSL service providers in the U.S. and in some other countries. We plan to continue selling and supporting these customers. In addition, we will continue to offer some of our cable modem, mobile broadband, and VoIP products to service providers.

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

Research and Development

Our research and development efforts are focused on developing new communications products, enhancing the capabilities of existing products, and reducing production costs. We have developed close collaborative relationships with certain of our ODM (Original Design Manufacturer) suppliers and component suppliers. We work with these partners and other sources to identify and respond to emerging technologies and market trends by developing products that address these trends. In addition, we purchase modems and other chipsets that incorporate sophisticated technology from third parties, thereby eliminating the need for us to develop this technology in-house. As of December 31, 2010 we had 7 employees engaged primarily in research and development. Our research and development team performs electronics hardware design and layout, mechanical design, prototype construction and testing, component specification, firmware and software development, VoIP service development, product testing, foreign and domestic regulatory approval efforts, end-user and internal documentation, and third-party software selection and testing.

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

We usually use one primary manufacturer for a given design. We sometimes maintain back-up production tooling at a second manufacturer for our highest-volume products. Our manufacturers are normally adequate to meet reasonable and properly planned production needs; but a fire, natural calamity, strike, financial problem, or other significant event at an assembler's facility could adversely affect our shipments and revenues. Currently our business is distributed among a number of suppliers. In 2010 we had 3 suppliers that each provided 10% or more of our purchased inventory. The loss of their services or a material adverse change in their business or in our relationship could materially and adversely harm our business.

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

●
DSL modem competitors: 2Wire, 3Com, Actiontec, Airties, Asus, Aztech, Best Data, Cisco Systems (Linksys division), D-Link, Huawei, Motorola, Netgear, Netopia, Sagem, Siemens (formerly Efficient Networks), Thomson, Westell, Xavi, and ZyXEL Communications.

●
Cable modem competitors: Arris Systems, Cisco Systems (Linksys and Scientific Atlanta divisions), D-Link, Hon Hai Network Systems (formerly Ambit Microsystems), Motorola, Netgear, SMC Networks, Terrayon , and Thomson.

●	Mobile broadband competitors: Cradlepoint, D-Link, Huawei, Netgear, Novatel Wireless, Sierra Wireless, and ZTE.

●	VoIP hardware competitors: AudioCodes, Cisco Systems (Linksys division), Digium, D-Link, Draytek, Grandstream, Mediatrix, Micro-ATA, MultiTech, Patton, Snom, Zyxel, and 8x8.

●	Bluetooth competitors: Anycom, Belkin, D-Link, IOGear, Jabra, Kensington, Linksys, Logitech, Sitecom, SMC, Targus, Trendnet, and Trust.

Many of our competitors and potential competitors have more extensive financial, engineering, product development, manufacturing, and marketing resources than we do.

The principal competitive factors in our industry include the following:

●	product performance, features, reliability and quality of service;

●	price;

●	brand image;

●	product availability and lead times;

●	size and stability of operations;

●	breadth of product line and shelf space;

●	sales and distribution capability;

●	technical support and service;

●	product documentation and product warranties;

●	relationships with providers of broadband access services; and

●	certifications evidencing compliance with various industry standards.

We believe we are able to provide a competitive mix of the above factors for our products, particularly when they are sold through retailers, computer product distributors, and small to medium sized Internet service providers, and system integrators. We are less successful in selling directly to large telephone companies and other large providers of broadband access services.

DSL, cable, and mobile broadband modems transmit data at significantly faster speeds than dial-up modems. DSL and cable, however, typically require a more expensive Internet access service. In addition, the use of DSL and cable modems is currently impeded by a number of technical and infrastructure limitations. We began shipping both cable and DSL modems in the year 2000. We have had some success in selling to smaller phone companies and to Internet service providers, but we have not sold significant quantities to large phone companies or to large cable service providers. We believe a small fraction of new US cable modem and DSL placements in 2010 were sold at retail, and that a low percentage were sold through retailers in most other countries.

Successfully penetrating the broadband modem market presents a number of challenges, including:

●	The current limited retail market for broadband modems;

●	The relatively small number of cable, telecommunications and Internet service providers that make up the majority of the market for broadband modems in the USA, our largest market;

●	The significant bargaining power of these large volume purchasers;

●	The time-consuming, expensive and uncertain approval processes of the various cable and DSL service providers; and

●	The strong relationships with service providers enjoyed by some incumbent equipment providers, including Motorola and Cisco Systems for cable modems and Huawei for DSL and mobile broadband modems.

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

 Backlog

Our backlog on February 9, 2011 was $0.5 million, and on February 3, 2010 was $0.4 million. Many orders included in backlog may be canceled or rescheduled by customers without significant penalty. Backlog as of any particular date should not be relied upon as indicative of our net sales for any future period.

Employees

On December 31, 2010 we had a headcount of 37, including 36 employees and 1 agency contractor, compared to 40 as of December 31, 2009. As of February 28, 2011 we had 37 full-time and part-time employees.  Of the 37 Zoom employees on February 28, 2011 7 were engaged in research and development, 9 were involved in manufacturing oversight, purchasing, assembly, packaging, shipping and quality control, 14 were engaged in sales, marketing and technical support, and the remaining 7 performed accounting, administrative, management information systems, and executive functions.  Zoom has implemented cost cutting measures including reducing our headcount and reducing the number of days that certain employees work.  As a result, Zoom currently has 31 full-time employees and 6 employees working less than 5 days per week.  None of our employees is represented by a labor union.  On February 28, 2011, Zoom had 21 dedicated manufacturing personnel in Mexico who are employees of our Mexican manufacturing service provider and not included in our headcount.

Our Executive Officers

The names and biographical information of our current executive officers are set forth below:

Name	Age	Position with Zoom
Frank B. Manning	62	Chief Executive Officer, President, Chairman of the Board & Acting Chief Financial Officer
Terry Manning	59	Vice President of Sales and Marketing
Deena Randall	57	Vice President of Operations

Frank B. Manning is a co-founder of our company. Mr. Manning has been our president, chief executive officer, and a Director since May 1977. He has served as our chairman of the board since 1986. He earned his BS, MS and PhD degrees in Electrical Engineering from the Massachusetts Institute of Technology, where he was a National Science Foundation Fellow. From 1998 through late 2006 Mr. Manning was also a director of the Massachusetts Technology Development Corporation, a public purpose venture capital firm that invests in seed and early-stage technology companies in Massachusetts. Mr. Manning is the brother of Terry Manning, our vice president of sales and marketing. From 1999 to 2005 Mr. Manning was a Director of Intermute, a company that Zoom co-founded and that was sold to Trend Micro Inc., a subsidiary of Trend Micro Japan. Mr. Manning was a Director of Unity Business Networks, a hosted VoIP service provider, from Zoom's investment in July 2007 until Unity’s acquisition in October 2009. From its inception until November 2010 Mr. Manning was also a director of Zoom Technologies, Inc. Mr. Manning’s extensive experience as our Chief Executive Officer, as well as his overall experience and professional skills in electronics and business, enable him to capably serve multiple roles at Zoom including President, Chief Executive Officer, Acting Chief Financial Officer and Chairman of Zoom’s Board of Directors.

Terry J. Manning joined us in 1984 and served as corporate communications director from 1984 until 1989, when he became the director of our sales and marketing department. Terry Manning is Frank Manning's brother. Terry Manning earned his BA degree from Washington University in St. Louis in 1974 and his MPPA degree from the University of Missouri at St. Louis in 1977.

Deena Randall joined us in 1977 as our first employee. Ms. Randall has served in various senior positions within our organization and has directed our operations since 1989. Ms. Randall earned her BA degree from Eastern Nazarene College in 1975.

ITEM 1A. – RISK FACTORS

The disclosure under the heading “Risk Factors” contained in Item 7 of this Annual Report on Form 10-K is incorporated by reference in this Item 1A.

ITEM 1B. – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

Since 1983 our headquarters has been near South Station in downtown Boston at 201 and 207 South Street. In December 2006, the Company sold its owned headquarters buildings in Boston, Massachusetts and leased back 25,200 square feet for two years expiring December 2008. In November 2008 the Company signed a lease amendment for its headquarters’ offices in Boston in the existing building for approximately 14,400 square feet for three years with a six month termination option starting July 1, 2010. In May 2010 we signed a second lease amendment extending the term of the lease to April 30, 2016 with a six month termination option starting December 1, 2011.

In August 1996 we entered into a lease for a 77,428 square foot manufacturing and warehousing facility at 645 Summer Street, Boston, MA. The term of this lease expired in August 2006 and we began the planned move of our manufacturing and warehousing facility to Tijuana, Mexico. In August 2006 we signed a lease for a 35,575 square foot manufacturing and warehousing facility in Tijuana, Mexico with an initial lease term from October 2006 to May 2007, with five two-year options thereafter.  In February, 2007 we renegotiated the first renewal term and signed a one-year extension starting in May 2007, with five two-year options thereafter. We signed another one-year extension starting in May 2008.  In March 2009 we signed a one-year lease with one one-year option for a smaller facility for lower cost. In March 2011 we signed a one-year lease extension starting May 1, 2011, with three one-year renewal options thereafter.

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

ITEM 3 – LEGAL PROCEEDINGS

On November 29, 2010 Zoom filed a complaint against Comcast at the Federal Communications Commission (“FCC”). The complaint charged that Comcast, the nation’s largest cable service provider in the US, had violated the Commission’s rules by implementing an equipment certification program that restricted subscribers’ right to attach cable modems to Comcast’s network. On March 8, 2011 Zoom and Comcast announced an agreement resulting in a joint motion by Zoom and Comcast to dismiss the complaint.  Zoom and Comcast believe that the resolution of their dispute benefits both companies and furthers consumer choice in the cable modem marketplace.  Zoom plans to continue developing cable modems for sale by retailers and cable service providers.

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

Fiscal Year Ended December 31, 2010	High	Low
First Quarter	$0.70	$0.25
Second Quarter	$0.49	$0.25
Third Quarter	$0.48	$0.27
Fourth Quarter	$0.53	$0.18
Fiscal Year Ended December 31, 2009	High	Low
Fourth Quarter	$5.00	$0.05

As of February 15, 2011, there were 5,450,622 shares of our common stock outstanding and 180 holders of record of our common stock.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the fourth quarter of 2010.

Dividend Policy

We have never declared or paid cash dividends on our capital stock and do not plan to pay any cash dividends in the foreseeable future. Our current policy is to retain all of our earnings to finance future growth.

Repurchases by the Company

During 2010 we did not repurchase any shares of our common stock on our own behalf or for any affiliated purchaser.

Equity Compensation Plan Information

The information required by this Item 5 regarding securities authorized for issuance under our equity compensation plans is set forth in Part III, Item 12 of this report.

ITEM 6 – SELECTED FINANCIAL DATA

Not required.

ITEM 7 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements included elsewhere in this report and the information described under the caption "Risk Factors" below. Readers should also be cautioned that results of any reported period are often not indicative of results for any future period.

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

For many years we performed most of the final assembly, test, packaging, warehousing and distribution at a production and warehouse facility on Summer Street in Boston, Massachusetts, which had also engaged in firmware programming for some products. On June 30, 2006 we announced our plans to move most of our Summer Street operations to a dedicated facility in Tijuana, Mexico commencing approximately September 1, 2006, and we have since implemented that plan. In August 2006 we signed a lease for a 35,575 square foot manufacturing and warehousing facility in Tijuana, Mexico with an initial lease term from October 2006 to May 2007, with five two-year options thereafter.  In February, 2007 we renegotiated the first renewal term and signed a one-year extension starting in May 2007, with five two-year options thereafter. We signed a one-year extension starting in May 2008.  In March 2009 we signed a one-year lease with one one-year option for a smaller facility for lower cost.  In March 2011 we signed a one-year lease extension starting May 1, 2011, with three one-year renewal options thereafter.

 Since 1983 our headquarters has been near South Station in downtown Boston. Zoom historically owned two adjacent buildings which connect on most floors, and which house our entire Boston staff. In December 2006 we sold our headquarters buildings to a third party, with a two-year lease-back of approximately 25,000 square feet of the 62,000 square foot facility. Our net sale proceeds were approximately $7.7 million of which approximately $3.6 million was repaid to our mortgage holder, eliminating the mortgage debt from our balance sheet. In January 1, 2009 we reduced our leased Boston space from 25,000 square feet to 14,400 square feet with an increase in rent per square foot, resulting in a savings in 2009 of $54,000.  In May 2010 we signed a second lease amendment extending the term of the lease to April 30, 2016 with a six month termination option starting December 1, 2011.

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

In 2010 our net sales were up 23.8% over 2009 net sales.  This sales increase was primarily driven by new product introductions in cable modems and mobile broadband product lines. Because of our significant customer concentration our net sales and operating results have fluctuated and in the future could continue to fluctuate significantly due to changes in political or economic conditions or the loss, reduction of business, or less favorable terms for any of our significant customers.

Our sales declined for a number of years, but rose in 2010.  In response to declining sales volume, we cut costs by reducing staffing and some overhead costs. Our total headcount of full-time employees, including temporary workers, was reduced from 40 on December 31, 2009 to 37 on December 31, 2010.  As of February 28, 2011 Zoom had 31 full-time and 6 part-time employees. Of the 37 Zoom employees on February 28, 2011, 7 were engaged in research and development, 9 were involved in manufacturing oversight, purchasing, assembly, packaging, shipping and quality control, 14 were engaged in sales, marketing and technical support, and the remaining 7 performed accounting, administrative, management information systems, and executive functions.  Zoom has implemented cost cutting measures including reducing our headcount and reducing the number of days that certain employees work.  As a result, Zoom currently has 31 full time employees and 6 part time employees (working less than 5 days per week).  Our dedicated manufacturing personnel in Mexico are employees of our Mexican manufacturing service provider and not included in our 2010 or 2009 headcount.

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

     On September 30, 2009 the Company received a cash payment of $766,950 in connection with Telesphere Networks’ purchase of the VoIP services business of Unity, including Zoom’s preferred stock investment described above. The transaction calls for additional periodic payments totaling $43,050 beginning in October 2009 and a final payment of $150,000 on September 30, 2011, or $960,000 in total.  Additional payments have been received and the remaining balance of expected payments recorded on the December 31, 2010 balance sheet is reported as a current other receivable of $166,144. The Company’s basis in this investment was originally recorded in 2007 as $1,178,709, which included the Company’s attorney fees involved in closing the investment. The investment was written down to $960,000 as of December 31, 2008.  As of December 31, 2009 the investment is no longer reflected on the balance sheet.

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

Product Returns. Products are returned by retail stores and distributors for inventory balancing, contractual stock rotation privileges, and warranty repair or replacements. We estimate the sales and cost value of expected future product returns of previously sold products. Our estimates for product returns are based on recent historical trends plus estimates for returns prompted by, among other things, announced stock rotations and announced customer store closings. Management reviews historical returns, current economic trends, and changes in customer demand and acceptance of our products when estimating sales return allowances. The estimate for future returns is recorded as a reserve against accounts receivable, a reduction in our net sales, and the corresponding change to inventory reserves and cost of sales. Product returns as a percentage of total shipments were 8.8% and 7.2%, respectively, for 2009 and 2010.

Price Protection Refunds. We have a policy of offering price protection to certain of our retailer and distributor customers for some or all their inventory. Under the price protection policies, when we reduce our prices for a product, the customer receives a credit for the difference between the original purchase price and our reduced price for their unsold inventory of that product. Our estimates for price protection refunds are based on a detailed understanding and tracking by customer and by sales program. Estimated price protection refunds are recorded in the same period as the announcement of a pricing change. Information from customer inventory-on-hand reports or from direct communications with the customers is used to estimate the refund, which is recorded as a reduction of net sales and a reserve against accounts receivable. Reductions in our net sales due to price protection were negligible in both 2009 and 2010.

Sales and Marketing Incentives. Many of our retailer customers require sales and marketing support funding, usually set as a percentage of our sales in their stores. The incentives were reported as reductions in our net sales and were $0.6 million in 2009 and $0.7 million in 2010.

Consumer Mail-In and In-Store Rebates.  Our estimates for consumer mail-in and in-store rebates are based on a detailed understanding and tracking by customer and sales program, supported by actual rebate claims processed by the rebate redemption centers plus an accrual for an estimated lag in processing at the redemption centers. The estimate for mail-in and in-store rebates is recorded as a reserve against accounts receivable and a reduction of net sales in the same period that the rebate obligation was triggered. Reductions in our net sales due to the consumer rebates were negligible in both 2009 and 2010.

To ensure that the sales, discounts, and marketing incentives are recorded in the proper period, we perform extensive tracking and documenting by customer, by period, and by type of marketing event. This tracking includes reconciliation to the accounts receivable records for deductions taken by our customers for these discounts and incentives.

Accounts Receivable Valuation. We establish accounts receivable valuation allowances equal to the above-discussed net sales adjustments for estimates of product returns, price protection refunds, consumer rebates, and general bad debt reserves. These allowances are reduced as actual credits are issued to the customer's accounts. Our bad-debt write-offs were negligible for both 2009 and 2010.

Inventory Valuation and Cost of Goods Sold.  Inventory is valued at the lower of cost, determined by the first-in, first-out method, or market. We review inventories for obsolete slow moving products each quarter and make provisions based on our estimate of the probability that the material will not be consumed or that it will be sold below cost. Additional charges related to obsolete and slow-moving products were negligible in both 2009 and 2010.

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

Significant management judgment is required in determining our provision for income taxes and any valuation allowances. We have recorded a 100% valuation allowance against our deferred income tax assets. It is management's estimate that, after considering all of the available objective evidence, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized. If we establish a record of continuing profitability, at some point we will be required to reduce the valuation allowance and recognize an equal income tax benefit which will increase net income in that period(s).

As of December 31, 2010 the Company had federal net operating loss carry forwards of approximately $45,484,000 which are available to offset future taxable income. They are due to expire in varying amounts from 2018 to 2029. The Company had Massachusetts state net operating loss carry forwards of approximately $12,540,000 which are available to offset future taxable income. They are due to expire in varying amounts from 2011 through 2014.

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

On September 30, 2009 the Company received a cash payment of $766,950 in connection with Telesphere Networks’ purchase of the VoIP services business of Unity, including Zoom’s preferred stock investment described above. The transaction calls for additional periodic payments totaling $43,050 over the following 24 months beginning in October 2009 and a final payment of $150,000 on September 30, 2011, or $960,000 in total. Additional payments have been received and the remaining balance of expected payments recorded on the December 31, 2010 balance sheet are reported as a current other receivable of $166,144. The Company’s basis in this investment was originally recorded in 2007 as $1,178,709, which included the Company’s attorney fees involved in closing the investment. The investment was written down to $960,000 as of December 31, 2008.  As of December 31, 2009 the investment was no longer reflected on the balance sheet.

Results of Operations

The Company had net sales of $13.3 million for the year ended December 31, 2010, up 23.8% from $10.7 million for the year ended December 31, 2009.  Zoom’s operating loss in 2010 was $0.1 million, a $2.5 million improvement over Zoom’s $2.6 million operating loss in 2009, as Zoom’s higher sales in 2010 resulted in an increase of $1.3 million in gross profit, and as cost controls and lower legal fees resulted in a $1.2 million reduction in operating expenses.

The Company reported net income of $0.2 million for the year-ended December 31, 2010, a significant improvement over a net loss of $2.6 million for the year-ended December 31, 2009.

The following table sets forth certain financial data as a percentage of net sales for the periods indicated.

	Years Ended December 31,
	2009	2010
Net sales	100.0%	100.0%
Cost of goods sold	72.1	67.8
Gross profit	27.9	32.2
Operating expense:
Selling	17.3	15.0
General and administration	22.2	9.4
Research and development	12.8	8.5
Total operating expenses	52.3	32.9
Operating profit (loss)	(24.3)	(0.7)
Other income (expense):
Other, net	0.4	2.7
Total other income (expense)	0.4	2.7
Income(loss) before income taxes	(23.9)	2.0
Income taxes (benefit)	0.0	0.0

Net income (loss)	(24.0)%	2.0%

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

The following is a discussion of the major categories of our statement of operations, comparing the financial results for the year ended December 31, 2010 with the year ended December 31, 2009.

Net Sales. Our total net sales increased year-over-year by $2.6 million or 23.8%. In 2010 and 2009 we primarily generated our sales by selling dial-up and broadband modems via retailers, distributors, and Internet Service Providers. Zoom sales of dial-up modems increased $0.4 million or 7.8%, a small increase compared to the previous year. Our Broadband, Wireless and Other Products sales increased year-over-year by $2.1 million or 41.6%, primarily due to new product introductions in cable modem and mobile broadband product lines.

	Year 2009 Sales $000	Year 2010 Sales $000	Change $000	Change %
Dial-up	$5,650	$6,089	$439	7.8%
Broadband, Wireless and Other Products	$5,090	$7,209	$2,119	41.6%
Total Net Sales	$10,740	$13,298	$2,558	23.8%

 As shown in the table below our net sales in North America increased $2.4 million or 26.4% to $11.4 million in 2010 from $9.0 million in 2009. Our net sales in the UK were $1.1 million in 2010 compared to $0.9 million in 2009, a 22.5% increase. The sales increase in North America primarily reflects increased sales of cable modems and mobile broadband products as compared to 2009.  The sales increase in the UK primarily reflects increased sales of broadband products as compared to 2009.  Our net sales in all other countries were $0.8 million in 2010 compared to $0.9 million in 2009, a 1.5% decline.

	Year 2009 Sales $000	Year 2010 Sales $000	Change $000	Change %
North America	$8,994	$11,365	$2,371	26.4%
UK	888	1,088	200	22.5%
All Other	858	845	(13)	(1.5)%
Total Net Sales	$10,740	$13,298	$2,558	(23.8)%

A small number of customers have accounted for a substantial portion of the Company’s revenues.  In 2010 three customers accounted for 51% of our total net sales and 43% of our net accounts receivable. During 2009 two customers accounted for 40% of the Company’s total net sales and 38% of net accounts receivable.

Because of our customer concentration, our net sales and operating income could fluctuate significantly due to changes in political or economic conditions or the loss, reduction of business, or less favorable terms for any of our significant customers.

Gross Profit. Our gross profit was $4.3 million in 2010 and $3.0 million in 2009. Our gross profit percentage of net sales increased to 32.2% in 2010 from 27.9% in 2009. The primary reason for the gross profit percentage increase was an increased sales mix of higher margin products, lower manufacturing expense, and lower sales dilution from consumer rebates and other retail channel payments.

Operating Expense. Total operating expense decreased by $1.2 million from $5.6 million in 2009 to $4.4 million in 2010. Total operating expense as a percentage of net sales decreased from 52.3% in 2009 to 32.8% in 2010.  The table below illustrates the change in operating expense*.

Operating Expense	Year 2009 Sales $000	% Net Sales	Year 2010 Sales $000	% Net Sales	Change $000	% Change
Selling expense	$1,856	17.3%	$1,992	15.0%	$136	7.3%
General and administrative expense	2,382	22.2%	1,247	9.4%	(1,135)	(47.6)
Research and development expense	1,374	12.8%	1,128	8.5%	(246)	(17.9)%
Total operating expense (1)	$5,612	52.3%	$4,367	32.8%	$(1,245)	(22.2)%

(1) The Zoom merger and spin-out transaction resulted in $0.4 million of non-recurring operating expenses in 2009.  Excluding the merger related expense the total operating expense was $5.2 million in 2009.

Selling Expense. Selling expense increased from $1.9 million in 2009 to $2.0 million in 2010. Selling expense as a percentage of net sales was 17.3% in 2009 and 15.0% in 2010. The $0.1 million increase in selling expense was primarily due to increased sales commissions resulting from higher sales.

General and Administrative Expense. General and administrative expense was $2.4 million in 2009 and $1.2 million in 2010. General and administrative expense as a percentage of net sales was 22.2% in 2009 and 9.4% in 2010.  The significant decline in G&A expenses from 2009 to 2010 was primarily due to the fact that legal and professional fees were high in 2009 due to the Zoom Technologies merger/spinoff transaction and the reduction of Zoom’s personnel costs.

Research and Development Expense.  Research and development expense decreased from $1.4 million in 2009 to $1.1 million in 2010.  Research and development expense as a percentage of net sales decreased from 12.8% in 2009 to 8.5% in 2010. The $0.3 million decrease in research and development expense was primarily due to reduced personnel costs.

Other Income (Expense).  Other income, net increased from a gain of $0.04 million in 2009 to a gain of $0.4 million in 2010.  The primary reason for the gain of $0.4 million in 2010 was the sale of our zoom.com domain name.

Income Tax Expense (Benefit). We recorded a $0.005 million net income tax expense in 2009 and $0.002 million net income tax expense in 2010 resulting from income tax in Mexico.

Liquidity and Capital Resources

On December 31, 2010 we had working capital of $4.2 million including $1.0 million in cash and cash equivalents.  On December 31, 2009 we had working capital of $2.8 million including $1.2 million in cash and cash equivalents. Our current ratio at December 31, 2010 was 4.4 compared to 3.0 at December 31, 2009.  The major contributors to cash during 2010 were a rights offering which netted $812 thousand after expenses, and $268 thousand in net income.  The major consumer of cash was an increase in inventory of $1.1 million.

To conserve cash and manage our liquidity, we have implemented cost-cutting initiatives including the reduction of employee headcount and overhead costs. On December 31, 2010 we had a headcount of 37, including 36 employees and 1 agency contractor, compared to 40 as of December 31, 2009. As of February 28, 2011 we had 37 full-time and part-time employees.  We plan to continue to assess our cost structure as it relates to our revenues and cash position, and we may make further reductions if the actions are deemed necessary.

In 2011 we plan to try to increase revenues by placing more of our already shipping products into high-volume retailers and by introducing new products.

The audit report issued by our independent registered public accounting firm for our financial statements for the fiscal year ended December 31, 2010 states that the auditing firm has substantial doubt in our ability to continue as a going concern due to the risk that we may not have sufficient cash and liquid assets at December 31, 2010 to cover our operating and capital requirements for the next twelve-month period; and if in that case sufficient cash cannot be obtained, we would have to substantially alter, or possibly even discontinue, operations.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings or other relationships other than our operating leases. In 2006 the Company entered into a maquiladora agreement with North American Production Sharing, Inc (NAPS). This agreement provides that NAPS provide certain personnel and other services for a production facility in Mexico on our behalf. Any related assets, liabilities, or expenses are reported in the accompanying financial statements.

Risk Factors

We may require additional funding, which may be difficult to obtain on favorable terms, if at all.

Over the next twelve months we may require additional funding if, for instance, we experience losses. We currently have no line of credit from which we can borrow. Additional financing may not be available to us on a timely basis if at all, or on terms acceptable to us. If we fail to obtain acceptable additional financing when needed, we may not have sufficient resources to fund our normal operations; and this would have a material adverse effect on our business.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

The audit report issued by our independent registered public accounting firm for our financial statements for the fiscal year ended December 31, 2010 states that the auditing firm has substantial doubt in our ability to continue as a going concern due to the risk that we may not have sufficient cash and liquid assets at December 31, 2010 to cover our operating and capital requirements for the next twelve-month period; and if in that case sufficient cash cannot be obtained, we would have to substantially alter, or possibly even discontinue, operations.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The market for high-speed communications products and services has many competing technologies and, as a result, the demand for certain of our products and services is declining.

Industry analysts believe that the market for our dial-up modems is likely to decline. If we are unable to increase demand for and sales of our broadband modems, we may be unable to sustain or grow our business. The market for high-speed communications products and services has a number of competing technologies. For instance, Internet access can be achieved by using a standard telephone line and appropriate service for dial-up modems; DSL modems; using a cable modem with a cable TV line and cable modem service; using a router and some type of modem to service the computers connected to a local area network; or other approaches, including mobile broadband links to the Internet.

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

Our reliance on a small number of customers for a large portion of our revenues could materially harm our business and prospects.

Relatively few customers have accounted for a substantial portion of the Company’s revenues.  During 2010 two customers each accounted for 10% or more of our total net sales.  Together these two customers accounted for 44% of our total net sales.  Our top three customers accounted for approximately 51% of our total net sales. Our customers generally do not enter into long-term agreements obligating them to purchase our products. We may not continue to receive significant revenues from any of these or from other large customers. Because of our significant customer concentration, our net sales and operating income could fluctuate significantly due to changes in political or economic conditions or the loss of, reduction of business with, or less favorable terms for any of our significant customers. A reduction or delay in orders from any of our significant customers, or a delay or default in payment by any significant customer could materially harm our business, results of operation and liquidity.

We may be unable to produce sufficient quantities of our products because we obtain key components from, and depend on, sole or limited source suppliers.

We obtain certain key parts, components, and equipment from sole or limited sources of supply. For example, we purchase the vast majority of our dial-up modem chipsets from Conexant Systems, which on February 23, 2011 announced that it had signed a definitive under which Gold Holdings Inc. will purchase all of the outstanding shares of Conexant common stock.  While this is a significant ownership change, our inquiries indicate that it is highly unlikely to jeopardize our shipments.  Each of Zoom’s broadband modems typically includes a sole-sourced broadband modem chipset.  In the past we have experienced delays in receiving shipments of modem chipsets from our sole source suppliers. We may experience similar delays in the future. In addition, some products may have other components that are available from only one source. If we are unable to obtain a sufficient supply of components from our current sources, we would experience difficulties in obtaining alternative sources or in altering product designs to use alternative components. Resulting delays or reductions in product shipments could damage relationships with our customers, and our customers could decide to purchase products from our competitors. Inability to meet our customers’ demand or a decision by one or more of our customers to purchase products from our competitors could harm our operating results.

Fluctuations in the foreign currency exchange rates in relation to the U.S. dollar could have a material adverse effect on our operating results.

Changes in currency exchange rates that increase the relative value of the U.S. dollar may make it more difficult for us to compete with foreign manufacturers on price, may reduce our foreign currency denominated sales when expressed in dollars, or may otherwise have a material adverse effect on our sales and operating results. A significant increase in our foreign currency denominated sales would increase our risk associated with foreign currency fluctuations. A weakness in the U.S. dollar relative to the Mexican peso and various Asian currencies, especially the Chinese renminbi, could increase our product costs. Fluctuations in the currency exchange rates have, and may continue to, adversely affect our operating results.

The current uncertainty in global economic conditions could negatively affect our business, results of operations, and financial condition.

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

The dial-up modem industry has been characterized by declining unit volumes due primarily to broadband as an alternative method for accessing the Internet.  In 2010 Zoom’s dial-up modem sales increased as fewer computers include a dial-up modem and consequently people wanting a dial-up modem are more likely to purchase one from a computer products retailer.  This benefits Zoom, since Zoom has significant retail shelf space in the United States.  However, we expect that overall sales of dial-up modems will decline.   If we fail to replace declining revenue from the sales of dial-up modems with the sales of our other products, including our broadband modems, our business, results of operation and liquidity will be harmed.

We believe that our future success will depend in large part on our ability to more successfully penetrate the broadband modem markets, which have been challenging markets, with significant barriers to entry.

With the shrinking of the dial-up modem market, we believe that our future success will depend in large part on our ability to more successfully penetrate the broadband modem markets including cable, DSL, and mobile broadband. These markets have significant barriers to entry that have adversely affected our sales to these markets. Although some cable, DSL, and mobile broadband modems are sold at retail, the high volume purchasers of these modems are concentrated in a relatively few large cable, telephone, and mobile broadband service providers which offer broadband modem services to their customers. These customers, particularly cable and mobile broadband services providers, also have extensive and varied approval processes for modems to be approved for use on their network. These approvals are expensive, time consuming, and continue to evolve. Successfully penetrating the broadband modem market therefore presents a number of challenges including: the current limited retail market for broadband modems; the relatively small number of cable, telecommunications and Internet service provider customers that make up the bulk of the market for broadband modems in certain countries, including the United States; the significant bargaining power of these large volume purchasers; the time consuming, expensive, uncertain and varied approval process of the various cable service providers; and the strong relationships with cable service providers enjoyed by incumbent cable equipment providers like Motorola and Cisco.

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

Our product cycles tend to be short and we may incur significant non-recoverable expenses or devote significant resources to sales that do not occur when anticipated. Therefore, the resources we devote to product development, sales and marketing may not generate material net sales for us. In addition, short product cycles have resulted in and may in the future result in excess and obsolete inventory, which has had and may in the future have an adverse affect on our results of operations. In an effort to develop innovative products and technology, we have incurred and may in the future incur substantial development, sales, marketing, and inventory costs. If we are unable to recover these costs, our financial condition and operating results could be adversely affected. In addition, if we sell our products at reduced prices in anticipation of cost reductions and we still have higher cost products in inventory, our business would be harmed and our results of operations and financial condition would be adversely affected.

Our international operations are subject to a number of risks that could harm our business.

Currently our business is significantly dependent on our operations outside the United States, particularly sales of our products and the production of most of our products. All of our manufacturing operations except our rework operations are now located outside of the United States.  For the year 2010, sales outside North America were 15% of our net sales. The inherent risks of international operations could harm our business, results of operation, and liquidity. Specifically, our manufacturing operations in Mexico are subject to the challenges and risks associated with international operations, including those related to integration of operations across different cultures and languages, currency risk, and economic, legal, political and regulatory risks. In addition, fluctuations in the currency exchange rates have had, and may continue to have, an adverse effect on our operating results. The types of risks faced in connection with international operations and sales include, among others: regulatory and communications requirements and policy changes; currency exchange rate fluctuations, including, as a result of the move of our manufacturing operations to Mexico, changes in value of the Mexican peso relative to the US dollar; favoritism toward local suppliers; delays in the rollout of broadband services by cable and DSL service providers outside of the United States; local language and technical support requirements; difficulties in inventory management, accounts receivable collection and the management of distributors or representatives; cultural differences; reduced control over staff and other difficulties in staffing and managing foreign operations; reduced protection for intellectual property rights in some countries; political and economic changes and disruptions; governmental currency controls; shipping costs; and import, export, and tariff regulations

We may be subject to product returns resulting from defects or from overstocking of our products.  Product returns could result in the failure to attain market acceptance of our products, which would harm our business.

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

We may be required to satisfy certain indemnification obligations to Leimone United.

Under the terms of the Separation and Distribution Agreement and the Share Exchange Agreement, we agreed to indemnify Zoom Technologies (to be re-named Leimone United) and Gold Lion from after the spin-off with respect to representation and warranties in such agreements and taxes related to the pre-distribution period. We are not aware of any existing indemnification obligations at this time, but any such indemnification obligations that may arise in the future could be significant. Our ability to satisfy these indemnities, if called upon to do so, will depend upon our future financial strength. We cannot determine whether we will have to indemnify Leimone United or Gold Lion for any substantial obligations.

The market price and trading volume of our common stock may be volatile.

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

ITEM 7A. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ZOOM TELEPHONICS, INC.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A – CONTROLS AND PROCEDURES

 Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer who is also our Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2010 we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Judgments by management are also required in evaluating the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that as of December 31, 2010, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to a permanent exemption from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but are not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2010 that have materially or are reasonably likely to materially affect, our internal control over financial reporting.
PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item appears under the caption "Our Executive Officers" in Part 1, Item 1 -- Business, and under the captions "Election of Directors", "Board of Directors”, "Code of Ethics" and " Section 16(a) Beneficial Ownership Compliance " in our definitive proxy statement for our 2011 annual meeting of stockholders which will be filed with the SEC within 120 days after the close of our fiscal year, and is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

Information required by this item appears under the captions "Executive Compensation," and "Directors' Compensation", in our definitive proxy statement for our 2011 annual meeting of stockholders which will be filed with the SEC within 120 days after the close of our fiscal year, and is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We maintain a number of equity compensation plans for employees, officers, directors and others whose efforts contribute to our success. The table below sets forth certain information as of our fiscal year ended December 31, 2010 regarding the shares of our common stock available for grant or granted under stock option plans that (i) were approved by our stockholders, and (ii) were not approved by our stockholders.

Equity Compensation Plan Information.

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options	Weighted-Average Exercise Price Of Outstanding Options	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	694,000	$0.51	2,206,000

Equity compensation plans not approved by security holders	0	$0	0
Total:	694,000	$0.51	2,206,000

(1)
Includes the 2009 Stock Option Plan and the 2009 Directors Stock Option Plan. These plans were approved by the shareholders at the 2010 annual meeting.  The purposes of the 2009 Stock Option Plan are to attract and retain employees and provide an incentive for them to assist us in achieving our long-range performance goals, and to enable such employees to participate in our long-term growth.  The purposes of the 2009 Directors Stock Option Plan is to attract and retain non-employee directors and to enable such directors to participate in our long-term growth.  The 2009 Stock Option Plan and the 2009 Directors Stock Option Plan are administered by the Compensation Committee of the Board of Directors. All stock options granted under the 2009 Stock Option Plan and the 2009 Directors Stock Option Plan have been granted with an exercise price equal to at least the fair market value of the common stock on the date of grant.

ITEM 13 – CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Any information required by this item may appear under the caption "Certain Relationships and Related Transactions" and “Board of Directors” in our Definitive Proxy Statement for our 2011 annual meeting of Stockholders to be filed with the SEC within 120 days after the close of our fiscal year and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Marcum LLP acted as our principal independent registered public accounting firm for fiscal year 2010. They have served as our independent auditors since April 16, 2010.  The table below shows the aggregate fees that the Company paid or accrued for the audit and other services provided by Marcum LLP for the fiscal year ended December 31, 2010.

FEE CATEGORY	2009	2010
Audit fees (1)	$––	$123,500
Audit-related fees (2)	––	3,000
Tax fees (3)	––	––
Total fees	$––	$126,500

The firm of UHY LLP acted as our principal independent registered public accounting firm for fiscal year 2009.  The table below shows the aggregate fees that the Company paid or accrued for the audit and other services provided by UHY LLP for the fiscal year ended December 31, 2009 and subsequently to April 16, 2010.

FEE CATEGORY	2009	2010
Audit fees (1)	$124,700	$––
Audit-related fees (2)	24,650	7,400
Tax fees (3)	––	––
Total fees	$149,350	$7,400

———————
(1)
Audit Fees. Consists of fees billed for professional services rendered for the audit of Zoom’s financial statements and review of the interim  financial statements included in quarterly reports and services that are normally provided in connection with statutory filings and engagements.

(2)
Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Zoom’s financial statements and are not reported under "Audit Fees".  For 2009, consists of fees for products and services related to the 2009 merger and spin-out transaction.  For 2010, fees are related to 2010 stock rights offering.

(3)	Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. Neither UHY LLP or Marcum LLP have performed tax services for the Company.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES *

(a)	Financial Statements, Schedules and Exhibits:

	(1),(2)	The financial statements and required schedules are indexed on page F-1.

	(3)	Exhibits required by the Exhibit Table of Item 601 of SEC Regulation S-K. (Exhibit numbers refer to numbers in the Exhibit Table of Item 601.)

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

10.4	Zoom Telephonics, Inc. 2009 Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Form 8-K dated December 16, 2009).* **

10.5	Zoom Telephonics, Inc. 2009 Directors Stock Option Plan (incorporated by reference to Exhibit 4.2 to the Form 8-K dated December 16, 2009).* **

10.6	Form of director option grant pursuant to Zoom Telephonics, Inc. 2009 Directors Stock Option Plan (incorporated by reference to Exhibit 4.3 to the Form 8-K dated December 16, 2009).* **

10.7	Form of incentive stock option grant pursuant to Zoom Telephonics, Inc. 2009 Stock Option Plan (incorporated by reference to Exhibit 4.4 to the Form 8-K dated December 16, 2009).* **

10.8	Form of non-qualified stock option grant pursuant to Zoom Telephonics, Inc. 2009 Stock Option Plan (incorporated by reference to Exhibit 4.5 to the Form 8-K dated December 16, 2009).*

10.9
Standard lease by and between 201-207 South Street LLC and Zoom Telephonics, Inc. on December 22, 2006 to lease space for 24 months for headquarters offices (incorporated by reference to Exhibit 10.18 to Zoom Technologies, Inc.’s Annual Report on Form 10-K on March 30, 2007)*

10.10
First Amendment to Lease, Surrender and Extension Agreement dated November 11, 2008 between 201-207 South Street LLC and Zoom Telephonics, Inc. (incorporated by reference to Exhibit 10.29 to Zoom Technologies, Inc.’s Annual Report on Form 10-K on March 12, 2009)*

10.11	Binding Lease Amendment dated Mary 24, 2010 (incorporated by reference to Exhibit 10.1 to the 10-Q filed on August 13, 2010)

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

10.16	Severance Agreement between Zoom Telephonics, Inc. and Frank B. Manning (incorporated by reference to Exhibit 10.1 to the 10-Q filed on May 14, 2010)* **

10.17	Severance Agreement between Zoom Telephonics, Inc. and Deena Randall (incorporated by reference to Exhibit 10.3 to the 10-Q filed on May 14, 2010)* **

10.18	Severance Agreement between Zoom Telephonics, Inc. and Terry Manning (incorporated by reference to Exhibit 10.4 to the 10-Q filed on May 14, 2010)* **

10.19
Binding Letter Agreement by and between Jiangsu Leimone Electronics Co., Ltd., Zoom Technologies, Inc., Zoom Telephonics, Inc., Tianjin Tong Guang Group Digital Communication Co. Ltd, dated as of October 18, 2010 (incorporated by reference to Exhibit 10.1 to the 8-K dated October 22, 2010)*

10.20
License Agreement by and between Zoom Telephonics, Inc. and Jiangsu Leimone Electronics Co., Ltd., dated as of October 18, 2010 (incorporated by reference to Exhibit 10.1 to the 8-K dated October 22, 2010)*

10.21
Domain Assignment and Transfer Agreement by and between Zoom Telephonics, Inc. and Jiangsu Leimone Electronics Co., Ltd., dated as of October 18, 2010 (incorporated by reference to Exhibit 10.1 to the 8-K dated October 22, 2010)*

10.22
Trademark Purchase and Assignment Agreement by and between Zoom Telephonics, Inc. and Jiangsu Leimone Electronics Co., Ltd., dated as of October 18, 2010 (incorporated by reference to Exhibit 10.1 to the 8-K dated October 22, 2010)*

10.23
License Back Agreement in the Peoples Republic of China by and between Jiangsu Leimone Electronics Co., Ltd. and Zoom Telephonics, Inc., dated as of October 18, 2010 (incorporated by reference to Exhibit 10.1 to the 8-K dated October 22, 2010)*

21.1	Subsidiaries

31.1	CEO and CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO and CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ZOOM TELEPHONICS, INC.
(Registrant)

Date: March 29, 2011	By:	/s/ Frank B. Manning
Frank B. Manning, President, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank B. Manning	Principal Executive Officer, Principal Financial Officer and Chairman of the Board	March 29, 2011
Frank B. Manning

/s/ Peter R. Kramer	Director	March 29, 2011
Peter R. Kramer

/s/ Bernard Furman	Director	March 29, 2011
Bernard Furman

/s/ J. Ronald Woods	Director	March 29, 2011
J. Ronald Woods

/s/ Joseph Donovan	Director	March 29, 2011
Joseph Donovan

ZOOM TELEPHONICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Zoom Telephonics, Inc.:

We have audited the accompanying balance sheet of Zoom Telephonics, Inc. as of December 31, 2010, and the related statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of the Company’s internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zoom Telephonics, Inc. as of December 31, 2010, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 3 to the financial statements, the Company has had recurring net losses and continues to experience negative cash flows from operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Notes 1 and 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MARCUM LLP
Boston, Massachusetts March 29, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Zoom Telephonics, Inc.:

We have audited the accompanying balance sheet of Zoom Telephonics, Inc. as of December 31, 2009, and the related statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of the Company’s internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zoom Telephonics, Inc. as of December 31, 2009, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 3 to the financial statements, the Company has had recurring net losses and continues to experience negative cash flows from operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Notes 1 and 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ UHY LLP
Boston, Massachusetts March 30, 2010

ZOOM TELEPHONICS, INC.
 BALANCE SHEETS

	December 31,
	2009	2010
ASSETS
Current assets
Cash and cash equivalents	$1,223,507	$1,009,996
Marketable securities	––	328,704
Accounts receivable, net of allowances of $466,595 at December 31, 2009 and $564,722 at December 31, 2010	1,178,056	1,079,413
Receivables, other	21,525	166,144
Inventories	1,586,079	2,713,616
Prepaid expenses and other current assets	223,891	172,971
Total current assets	4,233,058	5,470,844

Equipment, net	57,787	43,070
Deferred other receivable	166,144	––
Total assets	$4,456,989	$5,513,914

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,014,979	$911,299
Accrued expenses	375,414	346,074
Total current liabilities	1,390,393	1,257,373

Total liabilities	1,390,393	1,257,373

Commitments and Contingencies (Note 7)

Stockholders' equity
Common stock, $0.01 par value:
Authorized - 25,000,000 shares; issued – 1,980,978 shares at December 31, 2009 and 5,450,622 shares at December 31, 2010, respectively	19,810	54,506
Additional paid-in capital	32,520,464	33,388,753
Accumulated deficit	(29,836,577)	(29,568,392)
Accumulated other comprehensive income (loss)	362,899	381,674
Total stockholders' equity	3,066,596	4,256,541
Total liabilities and stockholders' equity	$4,456,989	$5,513,914

See accompanying notes.

ZOOM TELEPHONICS, INC.
 STATEMENTS OF OPERATIONS
Years Ended December 31, 2009 and 2010

	2009	2010
Net sales	$10,740,488	$13,298,132
Cost of goods sold	7,739,310	9,018,434
Gross profit	3,001,178	4,279,698

Operating expenses:
Selling	1,855,961	1,991,494
General and administrative	2,382,146	1,247,411
Research and development	1,373,950	1,128,288
	5,612,057	4,367,193
Operating profit (loss)	(2,610,879)	(87,495)

Other :
Interest income	4,038	552
Other, net	35,412	356,910
Total other income, net	39,450	357,462

Income (loss) before income taxes	(2,571,429)	269,967

Income taxes (benefit)	5,104	1,782

Net income (loss)	$(2,576,533)	$268,185

Basic and diluted net income (loss) per share	$(1.32)	$0.13

Weighted average common and common equivalent shares:
Basic	1,958,806	2,066,531
Diluted	1,958,806	2,073,388

As described in Note 2, the 2009 EPS disclosure is based on a pro-forma presentation that combines the actual outstanding shares of Zoom Technologies from January 1, 2009 through September 21, 2009 with the actual outstanding shares of Zoom Telephonics from September 22, 2009 through December 31, 2009.

ZOOM TELEPHONICS, INC.
 STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)

					Accumulated
	Common Stock		Additional	Accumulated	Other Comprehensive
	Shares	Amount	Paid In Capital	Deficit	Income (Loss)	Total

Balance at December 31, 2008	200	$2	$31,872,196	$(27,260,044)	$345,172	$4,957,326

Net income (loss)	––	––	––	(2,576,533)	––	(2,576,533)
Foreign currency translation adjustment	––	––	––	––	17,727	17,727
Comprehensive income (loss)	––	––	––	––	––	(2,558,806)
Common stock change	1,869,178	18,692	(18,692)	––	––	––
Non-cash stock issuance	90,000	900	157,500	––	––	158,400
Exercise of stock options	21,600	216	94,284	––	––	94,500
Stock based compensation	––	––	415,176	––	––	415,176
Balance at December 31, 2009	1,980,978	$19,810	$32,520,464	$(29,836,577)	$362,899	$3,066,596

Net income (loss)	––	––	––	268,185	––	268,185
Foreign currency translation adjustment	––	––	––	––	2,963	2,963
Unrealized gain on securities	––	––	––	––	15,812	15,812
Comprehensive income (loss)	––	––	––	––	––	286,960
Stock rights offering (net of issuance costs of $55,618)	3,469,644	34,696	777,097	––	––	811,793
Stock based compensation	––	––	91,192	––	––	91,192
Balance at December 31, 2010	5,450,622	$54,506	$33,388,753	$(29,568,392)	$381,674	$4,256,541

See accompanying notes.

ZOOM TELEPHONICS, INC.
 STATEMENTS OF CASH FLOWS
Years Ended December 31, 2009 and 2010

	2009	2010
Operating activities:
Net income (loss)	$(2,576,533)	$268,185

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash common stock issuance	158,400	––
Stock based compensation	415,176	91,192
Depreciation and amortization	59,536	26,428
Gain on sale of domain name	––	(312,892)
(Reversal of) provision for accounts receivable allowances	(345,218)	98,126
Changes in operating assets and liabilities:
Accounts receivable	336,640	2,408
Inventories	1,318,372	(1,127,467)
Prepaid expense and other current assets	11,981	51,124
Accounts payable and accrued expenses	(214,167)	(132,398)
Net cash provided by (used in) operating activities	(835,813)	(1,035,294)

Investing activities:
Proceeds from sale of Unity investment	772,331	21,525
Purchases of property, plant and equipment	(14,659)	(11,703)
Net cash provided by (used in) investing activities	757,672	9,822

Financing activities:
Proceeds from stock rights offering (net of issuance costs)	––	811,793
Proceeds from exercise of stock options	94,500	––
Net cash provided by (used in) financing activities	94,500	811,793

Effect of exchange rate changes on cash	2,164	168

Net change in cash	18,523	(213,511)

Cash and cash equivalents at beginning of year	1,204,984	1,223,507

Cash and cash equivalents at end of year	$1,223,507	$1,009,996

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$––	$––
Income taxes	$5,104	$1,782

See accompanying notes.

ZOOM TELEPHONICS, INC.
Notes to Financial Statements
Years Ended December 31, 2009 and 2010

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

Effective January 1, 2007, the Company adopted the provisions of a new standard which provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon adoption and in subsequent periods. Upon the adoption, and at December 31, 2010 and 2009, the Company did not have any uncertain tax positions. No interest and penalties related to uncertain tax positions were accrued at December 31, 2010 and 2009

The Company files income tax returns in the United States and the United Kingdom. Years subsequent to 2007 are open for U.S. Federal and state income tax reporting and years subsequent to 2005 are open in the United Kingdom.

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

	2009	2010
Weighted average shares outstanding – used to compute basic earnings (loss) per share	1,958,806	2,066,531
Net effect of dilutive potential common shares outstanding, based on the treasury stock method	––	6,857
Weighted average shares outstanding – used to compute diluted earnings (loss) per share	1,958,806	2,073,388

For 2009 only, the weighted average shares presentation above is a pro-forma presentation. The Company is using a pro-forma presentation because the true historical number of shares outstanding of Zoom Telephonics prior to September 22, 2009 was 200 and the true historical earnings per share of the parent Zoom Technologies based on the 200 shares would not be meaningful. The pro forma weighted average shares outstanding of 1,958,806 for the year ended 2009 is the actual weighted average shares outstanding for Zoom Technologies from January 1, 2009 through September 21, 2009 combined with the weighted average shares outstanding for Zoom Telephonics from September 22, 2009 through December 31, 2009.

 Potential common shares for which inclusion would have the effect of increasing diluted earnings per share (i.e., anti-dilutive) are excluded from the computation. Options to purchase 523,000 shares of common stock at December 31, 2010 and 732,000 shares of common stock as of December 31, 2009 were outstanding, but not included in the computation of diluted earnings per share as their effect would be anti-dilutive.

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

The Company accounts for point-of-sale taxes on a net basis.

(i)   Fair Value of Financial Instruments

The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

●	Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities the Company has the ability to access.

●	Level 2 - Inputs are inputs (other than quoted prices included within Level 1) that are observable for the asset or liability, either directly or indirectly.

●
Level 3 - Inputs include unobservable inputs for the asset or liability and rely on management's own assumptions about the assumptions that market participants would use in pricing the asset or liability. (The unobservable inputs should be developed based on the best information available in the circumstances and may include the Company’s own data.)

Financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, and accrued expenses. Due to the short term nature and payment terms associated with these instruments, except the marketable securities, their carrying amounts approximate fair value.  The fair value of the marketable securities is based on observable inputs that reflect quoted prices in an active market less a liquidity discount and is classified under Level 2 of the fair value hierarchy described above.

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

(o)  Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

(3)           LIQUIDITY

On December 31, 2010 the Company had working capital of $4.2 million including $1.0 million in cash and cash equivalents.  On December 31, 2009 we had working capital of $2.8 million including $1.2 million in cash and cash equivalents. Our current ratio at December 31, 2010 was 4.4 compared to 3.0 at December 31, 2009. The most significant contributor to the increase in working capital and improvement of the current ratio was an increase in inventory during 2010.

In 2010, the Company’s operating activities used $1.0 million in cash, primarily to fund the increase in inventory during 2010. Zoom’s net profit in 2010 was $0.3 million.

In 2010, the Company’s net cash provided by financing activities was $0.8 million from the net proceeds of a stock rights offering completed in December 2010.  Under the rights offering, existing shareholders of the Company’s common stock were granted rights to purchase, at an offering price of $0.25 per share, 4 shares of stock for each share held.  The rights offering resulted in the issuance of 3,469,644 shares of common stock.

To conserve cash and manage our liquidity, we have implemented cost-cutting initiatives including the reduction of employee headcount and overhead costs. On December 31, 2010 we had a headcount of 37, including 36 employees and 1 agency contractor, compared to 40 as of December 31, 2009. As of February 28, 2011 we had 37 full-time and part-time employees.  We plan to continue to assess our cost structure as it relates to our revenues and cash position, and we may make further reductions if the actions are deemed necessary.

In 2011 we plan to try to increase revenues by placing more of our already shipping products into high-volume retailers and by introducing new products.

The audit report issued by our independent registered public accounting firm for our financial statements for the fiscal year ended December 31, 2010 states that the auditing firm has substantial doubt in our ability to continue as a going concern due to the risk that we may not have sufficient cash and liquid assets at December 31, 2010 to cover our operating and capital requirements for the next twelve-month period; and if in that case sufficient cash cannot be obtained, we would have to substantially alter, or possibly even discontinue, operations.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

At December 31, 2010 the Company's total current assets were $5.5 million and current liabilities were $1.3 million. The Company did not have any long-term debt at December 31, 2010.

(4)           NEW ACCOUNTING PRONOUNCEMENTS

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

The FASB has issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.”  This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10.  The FASB’s objective is to improve these disclosures and, thus increase the transparency in financial reporting. ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009, which for the Company would be its fiscal quarter beginning January 1, 2010. The adoption of the standard did not have a significant impact on the Company’s financial statements.

(5)           INVENTORIES

Inventories consist of the following at December 31:

	2009	2010
Materials	$742,253	$1,165,383
Work in process	1,135	5,314
Finished goods (including $383,000 and $633,000 held by a customer at December 31, 2009 and 2010, respectively)	842,691	1,542,919
Total	$1,586,079	$2,713,616

 (6)           EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following at December 31:

	2009	2010	Estimated Useful lives in years
Leasehold improvements	$5,021	$4,798	5
Computer hardware and software	3,709,026	3,708,450	3
Machinery and equipment	1,887,047	1,894,549	5
Molds, tools and dies	1,644,829	1,649,829	5
Office furniture and fixtures	277,873	277,873	5
	7,523,796	7,535,499
Accumulated depreciation and amortization	(7,466,009)	(7,492,429)
Equipment and leasehold improvements, net	$57,787	$43,070

Depreciation expense for year ended	$59,536	$26,428

(7)           COMMITMENTS AND CONTINGENCIES

(a)  Lease Obligations

Since 1983 our headquarters has been near South Station in downtown Boston at 201 and 207 South Street. In December 2006, the Company sold its owned headquarters buildings in Boston, Massachusetts and leased back 25,200 square feet for two years expiring December 2008. In November 2008 the Company signed a lease amendment for its headquarters’ offices in Boston in the existing building for approximately 14,400 square feet for three years with a six month termination option starting July 1, 2010. In May 2010 we signed a second lease amendment extending the term of the lease to April 30, 2016 with a six month termination option starting December 1, 2011.

In August 1996 we entered into a lease for a 77,428 square feet manufacturing and warehousing facility at 645 Summer Street, Boston, MA. The term of this lease expired in August 2006 and we began the planned move of our manufacturing and warehousing facility to Tijuana, Mexico. In August 2006 we signed a lease for a 35,575 square foot manufacturing and warehousing facility in Tijuana, Mexico with an initial lease term from October 2006 to May 2007, with five two-year options thereafter.  In February, 2007 we renegotiated the first renewal term and signed a one-year extension starting in May 2007, with five two-year options thereafter. We signed another one-year extension starting in May 2008.  In March 2009 we signed a one-year lease with one one-year option for a smaller facility for lower cost. In March 2011 we signed a one-year lease extension starting May 1, 2011, with three one-year renewal options thereafter.

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

Rent expense for all of the Company's leases was $438,815 in 2009 and $363,843 in 2010.

As of December 31, 2010, the Company's estimated future minimum committed rental payments, excluding executory costs, under the operating leases described above to their expiration or the earliest possible termination date, whichever is sooner, are $325,710 for 2011 and  $291,806 for 2012.

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

(8)           STOCK OPTION PLANS

For the fiscal year 2009, Zoom had three plans until the spinoff of Zoom Telephonics on September 22, 2009.  The three Zoom Technologies Stock Option Plans remained with Zoom Technologies and the spun off company Zoom Telephonics does not have any further liability with respect to those plans.  On December 10, 2009, the Company established two stock option plans.  The Board of Directors approved the two plans called the 2009 Stock Option Plan and the 2009 Directors Stock Option Plan and these plans received shareholder approval at the Company’s 2010 annual meeting.  These plans are described below.

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

	Number of shares	Weighted average exercise price
Granted	702,000	$0.53
Exercised	––	––
Expired	––	$––
Balance as of December 31, 2009	702,000	$0.53
Granted	––	$––
Exercised	––	$––
Expired	(98,000)	$0.53
Balance as of December 31, 2010	604,000	$0.53

The weighted average grant date fair value of options granted was $0.32 in 2009.

The following table summarizes information about fixed stock options under the 2009 Stock Option Plan outstanding on December 31, 2010.

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.53	604,000	3.11	$0.53	463,000	$0.53

$0.53	604,000	3.11	$0.53	463,000	$0.53

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

	Number of shares	Weighted average exercise price
Granted	30,000	$0.53
Exercised	––	––
Expired	––	––
Balance as of December 31, 2009	30,000	0.53
Granted	60,000	0.34
Exercised	––	––
Expired	––	––
Balance as of December 31, 2010	90,000	$0.40

The weighted average grant date fair value of options granted was $0.32 in 2009 and $0.21 in 2010.

The following table summarizes information about fixed stock options under the Directors Plan on December 31, 2010.

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.53	30,000	3.11	$0.53	30,000	$0.53

$0.27-0.41	60,000	4.35	$0.34	60,000	$0.34

$0.27-0.53	90,000	3.94	$0.40	90,000	$0.40

The Black-Scholes range of assumptions for the Zoom Telephonics’ options are shown below:

Assumptions	2009 Stock Option Plan and the 2009 Directors Stock Option Plan

Expected life	2.5 (yrs) - 3.5 (yrs)

Expected volatility	97.71% - 104.86%

Risk-free interest rate	1.02% - 1.92%

Expected dividend yield	0.00%

The unrecognized stock based compensation expense related to non-vested stock awards was approximately $0.02 million as of December 31, 2010.  This amount will be recognized through 2011.

(9)           INCOME TAXES

Income tax expense (benefit) consists of:

	Current	Deferred	Total
Year Ended December 31, 2009:
US federal	$––	$––	$––
State and local	––	––	––
Foreign	5,104	––	5,104
	$5,104	$––	$5,104
Year Ended December 31, 2010:
US federal	$––	$––	$––
State and local	––	––	––
Foreign	1,782	––	1,782
	$1,782	––	1,782

A reconciliation of the expected income tax expense or benefit to actual follows:

	2009	2010
Computed "expected" US tax (benefit) at Federal statutory rate	$(874,274)	$91,183
Change resulting from:
State and local income taxes, net of federal income tax benefit	––	––
Foreign income taxes	5,104	1,782
Federal valuation allowance	780,913	(66,541)
Non––deductible items	97,850	1,906
Change in estimate for prior years’ provisions	(4,489)	(26,548)
Income tax expense (benefit)	$5,104	$1,782

Temporary differences at December 31 follow:

	2009	2010
Deferred income tax assets:
Inventories	$331,556	406,841
Accounts receivable	133,651	162.794
Intangible assets	347,148	258,908
Accrued expenses	50,037	45.311
Net operating loss and tax credit carry forwards	17,134,714	17,104,665
Plant and equipment	14,636	18,608
Stock compensation	49,591	89,169
Other – investment impairments	121,376	129,466
Total deferred income tax assets	18,182,709	18,215,762
Valuation allowance	(18,182,709)	(18,215,762)
Net deferred tax assets	$––	$––

As of December 31, 2010 the Company had federal net operating loss carry forwards of approximately $45,219,000 which are available to offset future taxable income. They are due to expire in varying amounts from 2018 to 2029. As of December 31, 2010, the Company had Massachusetts state net operating loss carry forwards of approximately $16,640,000 which are available to offset future taxable income. They are due to expire in varying amounts from 2011 through 2014.

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

Effective January 1, 2007, the Company adopted the provisions of a new standard which provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon adoption and in subsequent periods. Upon the adoption, and at December 31, 2010 and 2009, the Company did not have any uncertain tax positions. No interest and penalties related to uncertain tax positions were accrued at December 31, 2010 and 2009.

The Company files income tax returns in the United States and the United Kingdom. Years subsequent to 2007 are open for U.S. Federal and state income tax reporting and years subsequent to 2005 are open in the United Kingdom

The Company has not provided for U.S. income taxes related to undistributed earnings from its foreign operations at December 31, 2010, as the Company considers these earnings to be permanently reinvested.  Determination of the additional income taxes and applicable withholding that would be payable on the remittance of such undistributed earnings is not practicable because such liability, if any, is dependent upon circumstances existing if and when the Company no longer considers all or a portion of such undistributed earnings to be permanently reinvested.

(10)        SIGNIFICANT CUSTOMERS

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

Relatively few customers have accounted for a substantial portion of the Company’s revenues.  In 2010 three customers accounted for 51% of our total net sales and 43% of our net accounts receivable. During 2009 two customers accounted for 40% of the Company’s total net sales and 38% of net accounts receivable.

The Company’s customers generally do not enter into long-term agreements obligating them to purchase products. The Company may not continue to receive significant revenues from any of these or from other large customers. A reduction or delay in orders from any of the Company’s significant customers, or a delay or default in payment by any significant customer could materially harm the Company’s business and prospects. Because of the Company’s significant customer concentration, its net sales and operating income (loss) could fluctuate significantly due to changes in political or economic conditions, or the loss, reduction of business, or less favorable terms for any of the Company's significant customers.

(11)        SEGMENT AND GEOGRAPHIC INFORMATION

The Company's operations are classified as one reportable segment. Substantially all of the Company's operations and long-lived assets reside primarily in the United States. Net sales information follows:

	2009	Percent	2010	Percent
North America	$8,993,967	84%	$11,364,632	85%
Outside North America	1,746,521	16%	1,933,500	15%
Total	$10,740,488	100%	$13,298,132	100%

(12)         DEPENDENCE ON KEY SUPPLIERS AND CONTRACT MANUFACTURERS

The Company participates in the PC peripherals industry, which is characterized by aggressive pricing practices, continually changing customer demand patterns and rapid technological developments. The Company's operating results could be adversely affected should the Company be unable to successfully anticipate customer demand accurately; manage its product transitions, inventory levels and manufacturing process efficiently; distribute its products quickly in response to customer demand; differentiate its products from those of its competitors or compete successfully in the markets for its new products.

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

In 2010 the Company had three suppliers each of whom provided 10% or more of the Company's purchased inventory. The loss of their services or a material adverse change in their business or in the Company’s relationship could materially and adversely harm the Company’s business.

(13)         RETIREMENT PLAN

The Company has a 401(k) retirement savings plan for employees. Under the plan, the Company matches 25% of an employee's contribution, up to a maximum of $350 per employee per year. Company matching contributions charged to expense in 2009 and 2010 were $7,520 and $5,923, respectively.

(14)         INVESTMENT IN UNITY BUSINESS NETWORKS, LLC

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

On September 30, 2009 the Company received a cash payment of $766,950 in connection with Telesphere Networks’ purchase of the VoIP services business of Unity, including Zoom’s preferred stock investment described above. The transaction calls for additional periodic payments totaling $43,050 over 24 months beginning in October 2009 and a final payment of $150,000 on September 30, 2011, or $960,000 in total. Additional payments have been received and the remaining balance of expected payments recorded on the December 31, 2010 balance sheet are reported as a current other receivable of $166,144. The Company’s basis in this investment was originally recorded in 2007 as $1,178,709, which included the Company’s attorney fees involved in closing the investment. The investment was written down to $960,000 as of December 31, 2008.  As of December 31, 2009 the investment was no longer reflected on the balance sheet.

 (15)         VALUATION OF MARKETABLE SECURITIES

Zoom Telephonics, Inc. entered into an agreement with Zoom Technologies, Inc. (Nasdaq: ZOOM) in which Zoom Telephonics transferred its rights to the zoom.com domain name and certain trademark rights in exchange for 80,000 shares of Zoom Technologies common stock. None of these shares may be sold for the first 6 months after the effective date of October 18, 2010. After these 6 months have elapsed, Zoom Telephonics will have the right to sell up to 20,000 of these shares, and to sell additional shares in increments of 20,000 every three months thereafter. Due to the minor restrictions to sell the stock, the Company has valued the marketable securities at market value less a liquidity discount.

(16)         SUBSEQUENT EVENTS

Management of the Company has reviewed subsequent events from December 31, 2010 through the date of filing and concluded that there were no subsequent events requiring adjustment to or disclosure in these financial statements.

EXHIBIT INDEX

(a)	Financial Statements, Schedules and Exhibits:

(1),(2)	The financial statements and required schedules are indexed on page 35.

21.	Subsidiaries

31.1	CEO and CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO and CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002