Form 10-Q
period 2011-03-31
Zoom Telephonics, Inc.
filed 2011-05-16
CIK 1467761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q
______________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

__________________________________________________________
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

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of March 31, 2011, was 5,450,622 shares.

ZOOM TELEPHONICS, INC.

PART I -    FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ZOOM TELEPHONICS, INC.
Condensed Balance Sheets
(Unaudited)

ASSETS	March 31, 2011	December 31, 2010
Current assets
Cash and cash equivalents	$857,493	$1,009,996
Marketable securities	251,346	328,704
Accounts receivable, net of allowances of $599,339 at March 31, 2011and $564,722 at December 31, 2010	1,271,335	1,079,413
Receivables, other	160,763	166,144
Inventories	2,319,619	2,713,616
Prepaid expenses and other current assets	246,948	172,971
Total current assets	5,107,504	5,470,844

Equipment, net	36,565	43,070
Total assets	$5,144,069	$5,513,914

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$884,347	$911,299
Accrued expenses	334,905	346,074
Total current liabilities	1,219,252	1,257,373

Total liabilities	1,219,252	1,257,373

Stockholders' equity
Common stock, $0.01 par value:
Authorized - 25,000,000 shares; issued – 5,450,622 shares at March 31, 2011 and December 31, 2010	54,506	54,506
Additional paid-in capital	33,410,283	33,388,753
Accumulated deficit	(29,852,994)	(29,568,392)
Accumulated other comprehensive income (loss)	313,022	381,674
Total stockholders' equity	3,924,817	4,256,541
Total liabilities and stockholders' equity	$5,144,069	$5,513,914

See accompanying notes.

ZOOM TELEPHONICS, INC.
Condensed Statement of Operation
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Net sales	$2,808,262	$2,493,592
Cost of goods sold	2,000,083	1,730,332
Gross profit	808,179	763,260

Operating expenses:
Selling	536,918	447,784
General and administrative	316,898	372,666
Research and development	237,559	305,347
	1,091,375	1,125,797
Operating profit (loss)	(283,196)	(362,537)

Other :
Interest income	328	183
Other, net	(1,570)	64,537
Total other income (expense), net	(1,242)	64,720

Income (loss) before income taxes	(284,438)	(297,817)

Income taxes (benefit)	164	261

Net income (loss)	$(284,602)	$(298,078)

Net income (loss) per share:
Basic	$(0.05)	$(0.15)
Diluted	$(0.05)	$(0.15)

Weighted average common and common equivalent shares:
Basic	5,450,622	1,980,978
Diluted	5,450,622	1,980,978

See accompanying notes.

ZOOM TELEPHONICS, INC.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating activities:
Net income (loss)	$(284,602)	$(298,078)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,339	7,902
Stock based compensation	21,530	33,163
(Reversal of) provision for accounts receivable allowances	34,618	(31,710)
Changes in operating assets and liabilities:
Accounts receivable	(220,272)	266,110
Inventories	394,376	(129,629)
Prepaid expenses and other assets	(73,133)	26,321
Accounts payable and accrued expenses	(36,368)	100,396
Net cash provided by (used in) operating activities	(154,512)	(25,525)

Investing activities:

Proceeds from sale of Unity investment	5,381	5,381
Additions to property, plant and equipment	(2,812)	––
Net cash provided by (used in) investing activities	2,569	5,381

Effect of exchange rate changes on cash	(560)	(1,281)

Net change in cash	(152,503)	(21,425)

Cash and cash equivalents at beginning of period	1,009,996	1,223,507

Cash and cash equivalents at end of period	$857,493	$1,202,082

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$––	$––
Income taxes	$164	$261

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

For many years prior to the spin-off, Zoom Technologies was the public company parent of Zoom Telephonics, and the two companies’ financials were consolidated.  Upon the completion of the spin-off, Zoom Telephonics became a separate, independent publicly traded company headquartered in Boston, Massachusetts. Zoom Telephonics continues to produce, market, sell, and support dial-up modems, fixed and mobile broadband products, WiFi® compatible and Bluetooth® wireless products, and other communication-related products (the “Communications Business”).

As used in Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” and the “Company” mean Zoom Telephonics, Inc. (unless the context indicates a different meaning).

The Company has had recurring net losses and continues to experience negative cash flows from operations. To conserve cash and manage liquidity, the Company has implemented cost cutting initiatives including the reduction of employee headcount and overhead costs.  Furthermore, management does not believe the Company has sufficient resources to fund its normal operations over the next 12 months unless sales improve significantly or it raises capital. Additional financing may not be available on terms favorable to the Company, or at all.  If these funds are not available, the Company may not be able to execute its business plan or take advantage of business opportunities.  The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain.  In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is substantial doubt as to its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The condensed financial statements of Zoom Telephonics, Inc. (the "Company") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2010 included in the Company's 2010 Annual Report on Form 10-K.

The accompanying financial statements are unaudited. However, the condensed balance sheet as of December 31, 2010 was derived from audited financial statements. In the opinion of management, the accompanying financial statements include all adjustments, normal recurring adjustments, necessary for a fair presentation.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year.  The Company has evaluated subsequent events from March 31, 2011 through the date of this filing and determined that there are no such events requiring recognition or disclosure in the financial statements.

 (2) Liquidity

Zoom’s cash balance on March 31, 2011 was $0.9 million, down $153 thousand from December 31, 2010. Zoom’s $0.3 million loss and $0.2 million increase in accounts receivable decreased cash, and Zoom’s $0.4 million decrease in inventory increased cash.

On March 31, 2011 the Company had working capital of $3.9 million including $0.9 million in cash and cash equivalents.  On December 31, 2010 we had working capital of $4.2 million including $1.0 million in cash and cash equivalents. Our current ratio at March 31, 2011 was 4.2 compared to 4.4 at December 31, 2010. The most significant contributor to the decrease in working capital and reduction of the current ratio was a decrease in net inventory in Q1 2011 of $394 thousand. Zoom has no long-term debt.

In 2010 the Company’s net cash provided by financing activities was $0.8 million from the net proceeds of a stock rights offering completed in December 2010.  Under the rights offering, existing shareholders of the Company’s common stock were granted rights to purchase, at an offering price of $0.25 per share, 4 shares of stock for each share held.  The rights offering resulted in the issuance of 3,469,644 shares of common stock.  These shares are included in the 5,450,622  total Zoom Telephonics shares issued and outstanding on March 31, 2011.

To conserve cash and manage our liquidity, we have implemented cost-cutting initiatives including the reduction of employee headcount and overhead costs. On March 31, 2011 we had a headcount of 37, including 31 full-time employees and 6 part-time employees, compared to 40 as of March 31, 2010. We plan to continue to assess our cost structure as it relates to our revenues and cash position, and we may make further reductions if the actions are deemed necessary.

The Company is continuing to develop new products and work with its distribution partners with the goal of increasing sales.  During Q1 2011 one of Zoom’s major retailers elected to discontinue some of Zoom’s slower selling products, and consequently that retailer began returning some of Zoom’s consigned inventory.  Reduction of these products’ shelf space will impact Zoom’s revenues.  However, the Company expects that the same retailer will begin carrying two new Zoom products in Q2 2011, and believes the retailer’s sales of these new products is likely to more than offset the lost sales from discontinued products.  In addition, in Q2 2011 Zoom expects to increase the shelf space and number of products carried in another one of Zoom’s major retailers.  New product placement by Zoom requires Zoom to pay for inventory, and Zoom receives payment for that inventory based on the payment terms.  Consigned inventory tends to result in the slowest payment to Zoom, since Zoom is only paid after the consigned inventory is sold by Zoom’s customer.

The Company has had recurring net losses and continues to experience negative cash flows from operations. Furthermore, management does not believe the Company has sufficient resources to fund its normal operations over the next 12 months unless sales improve significantly or it raises capital. Additional financing may not be available on terms favorable to the Company, or at all.  If these funds are not available, the Company may not be able to execute its business plan or take advantage of business opportunities.  The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain.  In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is substantial doubt as to its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Refer to “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on March 29, 2011 and in our other filings with the SEC for additional information with respect to events and uncertainties that could harm our business, operating results and financial condition.

 (3) Inventories

Inventories consist of :	March 31, 2011	December 31, 2010
Raw materials	$958,696	$1,165,383
Work in process	50,038	5,314
Finished goods (including $528,000 and $633,000 held by a customer at March 31, 2011 and December 31, 2010, respectively)	1,310,885	1,542,919
Total Inventories	$2,319,619	$2,713,616

(4) Comprehensive Income (Loss)

Comprehensive income (loss) follows:

	Three Months Ended March 31,
	2011	2010
Net income (loss)	$(284,602)	$(298,078)
Foreign currency translation adjustment	8,706	(10,954)
Unrealized gain (loss) on securities	(77,358)	––
Comprehensive income (loss)	$(353,254)	$(309,032)

(5) Contingencies

The Company is not currently party to any lawsuit, but lawsuits may occur in the ordinary course of business. The Company evaluates such lawsuits and proceedings on a case-by-case basis, and its policy is to vigorously contest any such claims that it believes are without merit.

(6) Segment and Geographic Information

The Company’s operations are classified as one reportable segment. The Company’s net sales by geographic region follow:

	Three Months		Three Months
	Ended	% of	Ended	% of
	March 31, 2011	Total	March 31, 2010	Total
North America	$2,503,364	89%	$2,181,055	87%
UK	172,427	6%	194,828	8%
All Other	132,471	5%	117,709	5%
Total	$2,808,262	100%	$2,493,592	100%

(7) Customer Concentrations

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

Relatively few customers have accounted for a substantial portion of the Company’s revenues.  In the first quarter of 2011, three customers accounted for 58% of the Company’s total net sales. In the first quarter of 2010, three customers accounted for 52% of the Company’s total net sales.

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

On September 30, 2009 the Company received a cash payment of $766,950 in connection with Telesphere Networks’ purchase of the VoIP services business of Unity, including Zoom’s preferred stock investment described above. The transaction calls for additional periodic payments totaling $43,050 over 24 months beginning in October 2009 and a final payment of $150,000 on September 30, 2011, or $960,000 in total. Additional payments have been received and the remaining balance of expected payments recorded on the March 31, 2011 balance sheet are reported as a current other receivable of $160,763.

(9) Valuation of Marketable Securities

In October 2010, Zoom Telephonics, Inc. entered into an agreement with Zoom Technologies, Inc. (Nasdaq: ZOOM) in which Zoom Telephonics transferred its rights to the zoom.com domain name and certain trademark rights in exchange for 80,000 shares of Zoom Technologies common stock. None of these shares could be sold for the first 6 months after the effective date of October 18, 2010. After the first 6 months, Zoom Telephonics may sell up to 20,000 of these shares, and may sell an additional 20,000 shares every three months thereafter. Due to these restrictions on selling the stock, the Company has valued the marketable securities at market value less a liquidity discount. The Company did not sell any Zoom Technologies shares during Q1 2011.  The closing price of Zoom Technologies common stock declined from $4.47 on December 31, 2010 to $3.31 on March 31, 2011.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the safe harbor statement and the risk factors contained in Item IA of Part II of this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 29, 2011 and in our other filings with the SEC. Readers should also be cautioned that results of any reported period are often not indicative of results for any future period.

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

Over the past several years our net sales have declined. In response to declining sales volume, we have cut costs by reducing staffing and some overhead costs. Our total headcount was reduced from 40 on March 31, 2010 to 37 on March 31, 2011. As of April 29, 2011, Zoom had 37 full-time and part-time employees. Of the 37 included in our headcount, 7 were engaged in research and development, 9 were involved in manufacturing oversight, purchasing, assembly, packaging, shipping and quality control, 14 were engaged in sales, marketing and technical support, and the remaining 7 performed accounting, administrative, management information systems, and executive functions. Zoom has implemented cost cutting measures including reducing our headcount and reducing the number of days that certain employees work. As a result, Zoom currently has 31 full-time employees and 6 employees working less than 5 days per week. Our dedicated manufacturing personnel in Mexico are employees of our Mexican manufacturing service provider and not included in our headcount.

Zoom’s cash balance on March 31, 2011 was $0.9 million, down $153 thousand from December 31, 2010. Zoom’s $0.3 million loss and $0.2 million increase in accounts receivable decreased cash, and Zoom’s $0.4 million decrease in inventory increased cash.

On March 31, 2011, the Company had working capital of $3.9 million including $0.9 million in cash and cash equivalents.  On December 31, 2010 we had working capital of $4.2 million including $1.0 million in cash and cash equivalents. Our current ratio at March 31, 2011 was 4.2 compared to 4.4 at December 31, 2010. The most significant contributor to the decrease in working capital and reduction of the current ratio was a decrease in net inventory in Q1 2011 of approximately $394 thousand. Zoom has no long-term debt.

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

Product Returns. Products are returned by retail stores and distributors for inventory balancing, contractual stock rotation privileges, and warranty repair or replacements. We estimate the sales and cost value of expected future product returns of previously sold products. Our estimates for product returns are based on recent historical trends plus estimates for returns prompted by, among other things, announced stock rotations and announced customer store closings. Management reviews historical returns, current economic trends, and changes in customer demand and acceptance of our products when estimating sales return allowances. The estimate for future returns is recorded as a reserve against accounts receivable, a reduction in our net sales, and the corresponding change to inventory reserves and cost of sales. Product returns as a percentage of total shipments were 7.9% and 5.7% for the first quarter of 2011 and 2010, respectively.

Price Protection Refunds. We have a policy of offering price protection to certain of our retailer and distributor customers for some or all their inventory. Under the price protection policies, when we reduce our prices for a product, the customer receives a credit for the difference between the original purchase price and our reduced price for their unsold inventory of that product. Our estimates for price protection refunds are based on a detailed understanding and tracking by customer and by sales program. Estimated price protection refunds are recorded in the same period as the announcement of a pricing change. Information from customer inventory-on-hand reports or from direct communications with the customers is used to estimate the refund, which is recorded as a reduction of net sales and a reserve against accounts receivable. Reductions in our net sales due to price protection were negligible in both the first quarter of 2011 and the first quarter of 2010.

Sales and Marketing Incentives. Many of our retailer customers require sales and marketing support funding, usually set as a percentage of our sales in their stores. The incentives were reported as reductions in our net sales and were $160 thousand in the first quarter of 2011 and $190 thousand in the first quarter of 2010.

Consumer Mail-In and In-Store Rebates. Our estimates for consumer mail-in and in-store rebates are based on a detailed understanding and tracking by customer and sales program, supported by actual rebate claims processed by the rebate redemption centers plus an accrual for an estimated lag in processing at the redemption centers. The estimate for mail-in and in-store rebates is recorded as a reserve against accounts receivable and a reduction of net sales in the same period that the rebate obligation was triggered. Reductions in our net sales due to the consumer rebates were negligible in both the first quarter of 2011 and the first quarter of 2010.

To ensure that the sales, discounts, and marketing incentives are recorded in the proper period, we perform extensive tracking and documenting by customer, by period, and by type of marketing event. This tracking includes reconciliation to the accounts receivable records for deductions taken by our customers for these discounts and incentives.

Accounts Receivable Valuation. We establish accounts receivable valuation allowances equal to the above-discussed net sales adjustments for estimates of product returns, price protection refunds, consumer rebates, and general bad debt reserves. These allowances are reduced as actual credits are issued to the customer's accounts. Our bad-debt write-offs were negligible in both the first quarter of 2011 and the first quarter of 2010.

Inventory Valuation and Cost of Goods Sold. Inventory is valued at the lower of cost, determined by the first-in, first-out method, or market. We review inventories for obsolete slow moving products each quarter and make provisions based on our estimate of the probability that the material will not be consumed or that it will be sold below cost. Additional charges to inventory reserves related to obsolete and slow-moving products were negligible in both the first quarter of 2011 and the first quarter of 2010.

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

On September 30, 2009 the Company received a cash payment of $766,950 in connection with Telesphere Networks’ purchase of the VoIP services business of Unity, including Zoom’s preferred stock investment described above. The transaction calls for additional periodic payments totaling $43,050 over 24 months beginning in October 2009 and a final payment of $150,000 on September 30, 2011, or $960,000 in total. Additional payments have been received and the remaining balance of expected payments recorded on the March 31, 2011 balance sheet are reported as a current other receivable of $160,763.

Results of Operations

Summary. Net sales were $2.8 million for our first quarter ended March 31, 2011, up 12.6% from $2.5 million in the first quarter of 2010. Zoom reported a net loss of $285 thousand or $0.05 per share for Q1 2011, a slight improvement over Zoom’s net loss of $298 thousand or $0.15 per share for Q1 2010.

Net Sales. Our total net sales for the first quarter of 2011 increased $0.3 million or 12.6% from the first quarter of 2010, primarily due to increased sales of cable modems and mobile broadband products. The increase in cable modem sales was primarily due to strong sales of Zoom’s DOCSIS 3.0 cable modems in the US, and the increase in mobile broadband products’ sales was primarily due to a growth trend that Zoom and the overall mobile broadband market are experiencing in many markets.  These sales increases were primarily offset by reduced sales of Zoom’s dial-up modems, which suffered from the trend toward broadband modems.

Geographically, our North American sales increased their already dominant share of our overall sales, going from 87.5% of our net sales in Q1 2010 to 89.1% in Q1 2011.  Our second largest market, the UK, experienced a decline from 7.8% of our net sales in Q1 2010 to 6.1% in Q1 2011.

In the quarter ended March 31, 2011 three customers accounted for 58% of total net sales. Because of our significant customer concentration, our net sales and operating income has fluctuated and could in the future fluctuate significantly due to changes in political or economic conditions or the loss, reduction of business, or less favorable terms for any of our significant customers.

Gross Profit. Gross profit was $808 thousand or 28.8% of net sales in Q1 2011, as gross profit increased from $763 thousand in Q1 2010 despite a decrease in gross margin from 30.6% of net sales in Q1 2010.  Gross profit increased due to higher sales, and gross margin decreased primarily because a lower percentage of our sales came from dial-up modems, which typically have higher margins.

Selling Expense. Selling expense was $537 thousand or 19.1% of net sales in the first quarter of 2011 compared to $448 thousand or 18.0% of net sales in the first quarter of 2010.  Selling expenses increased primarily due to higher variable expenses associated with increased revenues in Q1 2011 compared to Q1 2010 and increased costs from internet related advertising.

General and Administrative Expense. General and administrative expense was $317 thousand or 11.3% of net sales in the first quarter of 2011, down from $373 thousand or 14.9% of net sales in the first quarter of 2010. This decrease was primarily due to lower personnel costs.

Research and Development Expense. Research and development expense was $238 thousand or 8.5% of net sales in the first quarter of 2011 and $305 thousand or 12.2% of net sales in the first quarter of 2010.  This decrease was primarily due to lower personnel costs.

Other Income (Expense). Other expense was negligible in the first quarter of 2011 and other income was $65 thousand in the first quarter of 2010. The other income in the first quarter of 2010 was primarily due to our share of a DRAM semi-conductor class action refund settlement.

Liquidity and Capital Resources

Zoom’s cash balance on March 31, 2011 was $0.9 million, down $153 thousand from December 31, 2010. Zoom’s $0.3 million loss and $0.2 million increase in accounts receivable decreased cash, and Zoom’s $0.4 million decrease in inventory increased cash.

On March 31, 2011, the Company had working capital of $3.9 million including $0.9 million in cash and cash equivalents.  On December 31, 2010, we had working capital of $4.2 million including $1.0 million in cash and cash equivalents. Our current ratio at March 31, 2011 was 4.2 compared to 4.4 at December 31, 2010. The most significant contributor to the decrease in working capital and reduction of the current ratio was a decrease in net inventory in Q1 2011of $394 thousand. Zoom has no long-term debt.

To conserve cash and manage our liquidity, we have implemented cost-cutting initiatives including the reduction of employee headcount and overhead costs. On March 31, 2011, we had a headcount of 37, including 31 full-time employees and 6 part-time employees, compared to 40 as of March 31, 2010. As of April 29, 2011, we had 37 full-time and part-time employees.  We plan to continue to assess our cost structure as it relates to our revenues and cash position, and we may make further reductions if the actions are deemed necessary.

The Company is continuing to develop new products and work with our distribution partners with the primary goal of increasing sales.

The Company has had recurring net losses and continues to experience negative cash flows from operations. To conserve cash and manage liquidity, the Company has implemented cost cutting initiatives including the reduction of employee headcount and overhead costs.  Furthermore, management does not believe the Company has sufficient resources to fund its normal operations over the next 12 months unless sales improve significantly or it raises capital. Additional financing may not be available on terms favorable to the Company, or at all.  If these funds are not available, the Company may not be able to execute its business plan or take advantage of business opportunities.  The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain.  In the event that the Company does not obtain additional capital or is not able to increase cash flow through an increase of sales, there is substantial doubt as to its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Refer to “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 29, 2011 and in our other filings with the SEC for additional information with respect to events and uncertainties that could harm our business, operating results and financial condition.

Commitments

During the three months ended March 31, 2011, there were no material changes to our capital commitments and contractual obligations from those disclosed in our Form 10-K for the year ended December 31, 2010.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995.

Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to statements regarding: Zoom's plans, expectations and intentions, including statements relating to Zoom's prospects and plans relating to sales of and markets for its products and Zoom's financial condition or results of operations.

In some cases, you can identify forward-looking statements by terms such as "may," "will, " "should," "could," "would," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential" and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in our future financial results include those discussed in the risk factors set forth in Item 1A of Part II below as well as those discussed elsewhere in this report, in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 29, 2011 and in our other filings with the SEC.

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

As of March 31, 2011 we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1A.  RISK FACTORS

This report contains forward-looking statements that involve risks and uncertainties, such as statements of our objectives, expectations and intentions. The cautionary statements made in this report are applicable to all forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 29, 2011, as well as those discussed in this report and in our other filings with the SEC.

We may require additional funding, which may be difficult to obtain on favorable terms, if at all.

Over the next twelve months we may require additional funding if, for instance, we experience losses.   In Q3 and Q4 2010 we enjoyed profits, but in Q1 2011 we experienced losses.  We currently have no line of credit from which we can borrow. Additional financing may not be available to us on a timely basis if at all, or on terms acceptable to us. If we fail to obtain acceptable additional financing when needed, we may not have sufficient resources to fund our normal operations; and this would have a material adverse effect on our business.

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

ITEM 6.  EXHIBITS

Exhibit No.	Exhibit Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ZOOM TELEPHONICS, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZOOM TELEPHONICS, INC. (Registrant)

Date: May 16, 2011	By:	/s/ Frank B. Manning
Frank B. Manning, President, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

 EXHIBIT INDEX

Exhibit No.	Exhibit Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.