Form 10-Q
period 2011-06-30
Zoom Telephonics, Inc.
filed 2011-08-10
CIK 1467761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

_________________________________________________________________________
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

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of June 30, 2011, was 5,450,622 shares.

ZOOM TELEPHONICS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ZOOM TELEPHONICS, INC.
Condensed Balance Sheets
(Unaudited)

ASSETS	June 30, 2011	December 31, 2010
Current assets
Cash and cash equivalents	$924,391	$1,009,996
Marketable securities	193,072	328,704
Accounts receivable, net of allowances of $533,663 at June 30, 2011 and $564,722 at December 31, 2010	1,396,932	1,079,413
Receivables, other	150,000	166,144
Inventories	2,953,029	2,713,616
Prepaid expenses and other current assets	216,382	172,971
Total current assets	5,833,806	5,470,844

Equipment, net	30,088	43,070
Total assets	$5,863,894	$5,513,914

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,966,323	$911,299
Accrued expenses	326,757	346,074
Total current liabilities	2,293,080	1,257,373

Total liabilities	2,293,080	1,257,373

Stockholders' equity
Common stock, $0.01 par value:
Authorized - 25,000,000 shares; issued – 5,450,622 shares at June 30, 2011 and December 31, 2010	54,506	54,506
Additional paid-in capital	33,443,516	33,388,753
Accumulated deficit	(30,179,063)	(29,568,392)
Accumulated other comprehensive income (loss)	251,855	381,674
Total stockholders' equity	3,570,814	4,256,541
Total liabilities and stockholders' equity	$5,863,894	$5,513,914

See accompanying notes.

ZOOM TELEPHONICS, INC.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net sales	$3,165,890	$3,500,481	$5,974,152	$5,994,073
Cost of goods sold	2,417,445	2,600,046	4,417,528	4,330,378
Gross profit	748,445	900,435	1,556,624	1,663,695

Operating expenses:
Selling	582,157	499,943	1,119,076	947,727
General and administrative	290,175	266,121	607,073	638,787
Research and development	273,805	293,964	511,363	599,311
	1,146,137	1,060,028	2,237,512	2,185,825

Operating profit (loss)	(397,692)	(159,593)	(680,888)	(522,130)

Other:
Interest income	107	97	435	280
Other, net	72,258	(2,443)	70,688	62,094
Total other income (expense), net	72,365	(2,346)	71,123	62,374

Income (loss) before income taxes	(325,327)	(161,939)	(609,765)	(459,756)

Income taxes (benefit)	742	128	906	389

Net income (loss)	$(326,069)	$(162,067)	$(610,671)	$(460,145)

Basic and diluted net income (loss) per share	$(0.06)	$(0.08)	$(0.11)	$(0.23)

Weighted average common and common equivalent shares:
Basic and diluted	5,450,622	1,980,978	5,450,622	1,980,978

See accompanying notes.

ZOOM TELEPHONICS, INC.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Operating activities:
Net income (loss)	$(610,671)	$(460,145)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15,743	15,588
Stock based compensation	54,763	62,346
(Reversal of) provision for accounts receivable allowances	(31,059)	74,379
Changes in operating assets and liabilities:
Accounts receivable	(282,438)	(702,766)
Inventories	(239,243)	(250,884)
Prepaid expenses and other assets	(42,716)	33,202
Accounts payable and accrued expenses	1,037,074	372,823
Net cash provided by (used in) operating activities	(98,547)	(855,457)

Investing activities:

Proceeds from sale of Unity investment	16,144	10,763
Additions to property, plant and equipment	(2,749)	(9,184)
Net cash provided by (used in) investing activities	13,395	1,579

Effect of exchange rate changes on cash	(453)	(1,418)

Net change in cash	(85,605)	(855,296)

Cash and cash equivalents at beginning of period	1,009,996	1,223,507

Cash and cash equivalents at end of period	$924,391	$368,211

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$––	$––
Income taxes	$906	$389

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

The condensed financial statements of the Company presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2010 included in the Company's 2010 Annual Report on Form 10-K.

The accompanying financial statements are unaudited. However, the condensed balance sheet as of December 31, 2010 was derived from audited financial statements. In the opinion of management, the accompanying financial statements include all adjustments, normal recurring adjustments, necessary for a fair presentation.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year.  The Company has evaluated subsequent events from June 30, 2011 through the date of this filing and determined that there are no such events requiring recognition or disclosure in the financial statements.

 (2) Liquidity

Zoom’s cash balance on June 30, 2011 was $0.9 million, down $86 thousand from December 31, 2010. Zoom’s $0.6 million loss for the first half of 2011, $0.2 million increase in inventory, and $0.3 million increase in accounts receivable decreased cash, and Zoom’s $1.0 million increase in current liabilities increased cash.

On June 30, 2011 the Company had working capital of $3.5 million including $0.9 million in cash and cash equivalents.  On December 31, 2010 we had working capital of $4.2 million including $1.0 million in cash and cash equivalents. Our current ratio at June 30, 2011 was 2.5 compared to 4.4 at December 31, 2010. The most significant reason for the decreases in working capital and current ratio was Zoom’s loss of $0.6 million for the first half of 2011, and another significant factor was consigned inventory at one major retailer for two new mobile broadband routers. Zoom has no long-term debt.

To conserve cash and manage our liquidity, we have implemented cost-cutting initiatives including the reduction of employee headcount and overhead costs. On June 30, 2011 we had a headcount of 37, including 30 full-time employees and 7 part-time employees compared to 39 as of June 30, 2010. As of July 28, 2011 we had 36 full-time and part-time employees.  We plan to continue to assess our cost structure as it relates to our revenues and cash position, and we may make further reductions if the actions are deemed necessary.

The Company is continuing to develop new products and to work with its distribution partners with the goal of increasing sales.  During Q2 2011 Zoom began selling to some of its major US retailers a new wireless-N cable modem/router and two new mobile broadband routers, and Zoom expanded the shelf space for one of its dial-up modems in one US major retailer.

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

 (3) Inventories

Inventories consist of :	June 30, 2011	December 31, 2010
Raw materials	$1,258,463	$1,165,383
Work in process	81,897	5,314
Finished goods (including $689,000 and $633,000 held by a customer at June 30, 2011 and December 31, 2010, respectively)	1,612,669	1,542,919
Total inventories	$2,953,029	$2,713,616

(4) Comprehensive Income (Loss)

Comprehensive income (loss) follows:

	Three Months Ended June 30,		Six Months Ended June 30
	2011	2010	2011	2010
Net income (loss)	$(326,069)	$(162,067)	$(610,671)	$(460,145)
Foreign currency translation adjustment	(2,893)	(3,787)	5,813	(14,741)
Unrealized gain (loss) on securities	(58,274)	––	(135,632)	––
Comprehensive income (loss)	$(387,236)	$(165,854)	$(740,490)	$(474,886)

(5) Contingencies

The Company is not currently party to any lawsuit, but lawsuits may occur in the ordinary course of business. The Company evaluates such lawsuits and proceedings on a case-by-case basis, and its policy is to vigorously contest any such claims that it believes are without merit.

(6) Segment and Geographic Information

The Company’s operations are classified as one reportable segment. The Company’s net sales by geographic region follow:

	Three Months		Three Months		Six Months		Six Months
	Ended	% of Total	Ended	% of Total	Ended	% of Total	Ended	% of Total
	June 30, 2011		June 30, 2010		June 30, 2011		June 30, 2010
North America	$2,849,980	90%	$2,785,581	80%	$5,353,330	90%	$4,966,636	83%
UK	188,751	6%	346,953	10%	361,178	6%	541,781	9%
All Other	127,159	4%	367,947	10%	259,644	4%	485,656	8%
Total	$3,165,890	100%	$3,500,481	100%	$5,974,152	100%	$5,994,073	100%

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

Relatively few customers have accounted for a substantial portion of the Company’s revenues.  In the second quarter of 2011, three customers accounted for 46% of the Company’s total net sales. In the second quarter of 2010, three customers accounted for 48% of the Company’s total net sales. In the first six months of 2011 the Company's net sales to its top three customers accounted for 51% of its total net sales. In the first six months of 2010 the Company’s net sales to its top three customers accounted for 50% of its total net sales.

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

On September 30, 2009 the Company received a cash payment of $766,950 in connection with Telesphere Networks’ purchase of the VoIP services business of Unity, including Zoom’s preferred stock investment described above. The transaction calls for additional periodic payments totaling $43,050 over 24 months beginning in October 2009 and a final payment of $150,000 on September 30, 2011, or $960,000 in total. The periodic payments have been received, and the remaining balance is recorded on the June 30, 2011 balance sheet as a current other receivable of $150,000.

(9) Valuation of Marketable Securities

In October 2010, Zoom Telephonics, Inc. entered into an agreement with Zoom Technologies, Inc. (Nasdaq: ZOOM) in which Zoom Telephonics transferred its rights to the zoom.com domain name and certain trademark rights in exchange for 80,000 shares of Zoom Technologies common stock. None of these shares could be sold for the first 6 months after the effective date of October 18, 2010. After the first 6 months, Zoom Telephonics may sell up to 20,000 of these shares, and may sell an additional 20,000 shares every three months thereafter. Due to these restrictions on selling the stock, the Company has valued the marketable securities at market value less a liquidity discount. The Company did not sell any Zoom Technologies shares during the first six months of 2011.  The closing price of Zoom Technologies common stock declined from $4.47 on December 31, 2010 to $2.48 on June 30, 2011.

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

Over the past several years our net sales have declined. In response to declining sales volume, we have cut costs by reducing staffing and some overhead costs. Our total headcount was reduced from 39 on June 30, 2010 to 37 on June 30, 2011 As of July 28, 2011, Zoom had 36 full-time and part-time employees. Of the 36 included in our headcount on July 28, 2011, 7 were engaged in research and development, 8 were involved in manufacturing oversight, purchasing, assembly, packaging, shipping and quality control, 14 were engaged in sales, marketing and customer support, and the remaining 7 performed accounting, administrative, management information systems, and executive functions. Zoom has implemented cost cutting measures including reducing our headcount and reducing the number of days that certain employees work. As a result, Zoom currently has 30 full-time employees and 6 employees working less than 5 days per week. Our dedicated manufacturing personnel in Mexico are employees of our Mexican manufacturing service provider and not included in our headcount.

Zoom’s cash balance on June 30, 2011 was $0.9 million, down $86 thousand from December 31, 2010. Zoom’s $0.6 million loss for the first half of 2011, $0.2 million increase in inventory, and $0.3 million increase in accounts receivable decreased cash, and Zoom’s $1.0 million increase in current liabilities increased cash.

On June 30, 2011 the Company had working capital of $3.5 million including $0.9 million in cash and cash equivalents.  On December 31, 2010 we had working capital of $4.2 million including $1.0 million in cash and cash equivalents. Our current ratio at June 30, 2011 was 2.5 compared to 4.4 at December 31, 2010. The most significant reason for the decreases in working capital and current ratio was Zoom’s loss of $0.6 million for the first half of 2011, and another significant factor was consigned inventory at one major retailer for two new mobile broadband routers.  Zoom has no long-term debt.

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

Product Returns. Products are returned by retail stores and distributors for inventory balancing, contractual stock rotation privileges, and warranty repair or replacements. We estimate the sales and cost value of expected future product returns of previously sold products. Our estimates for product returns are based on recent historical trends plus estimates for returns prompted by, among other things, announced stock rotations and announced customer store closings. Management reviews historical returns, current economic trends, and changes in customer demand and acceptance of our products when estimating sales return allowances. The estimate for future returns is recorded as a reserve against accounts receivable, a reduction in our net sales, and the corresponding change to inventory reserves and cost of sales. Product returns as a percentage of total shipments were 8.7% and 7.0% for the second quarter of 2011 and 2010, respectively.

Price Protection Refunds. We have a policy of offering price protection to certain of our retailer and distributor customers for some or all of their inventory. Under the price protection policies, when we reduce our prices for a product, the customer receives a credit for the difference between the original purchase price and our reduced price for their unsold inventory of that product. Our estimates for price protection refunds are based on a detailed understanding and tracking by customer and by sales program. Estimated price protection refunds are recorded in the same period as the announcement of a pricing change. Information from customer inventory-on-hand reports or from direct communications with the customers is used to estimate the refund, which is recorded as a reduction of net sales and a reserve against accounts receivable. Reductions in our net sales due to price protection were $40 thousand in the second quarter of 2011 and $29 thousand in the second quarter of 2010.

Sales and Marketing Incentives. Many of our retailer customers require sales and marketing support funding, usually set as a percentage of our sales in their stores. The incentives were reported as reductions in our net sales and were $69 thousand in the second quarter of 2011 and $240 thousand in the second quarter of 2010.

Consumer Mail-In and In-Store Rebates. Our estimates for consumer mail-in and in-store rebates are based on a detailed understanding and tracking by customer and sales program, supported by actual rebate claims processed by the rebate redemption centers plus an accrual for an estimated lag in processing at the redemption centers. The estimate for mail-in and in-store rebates is recorded as a reserve against accounts receivable and a reduction of net sales in the same period that the rebate obligation was triggered. Reductions in our net sales due to the consumer rebates were negligible in both the second quarter of 2011 and the second quarter of 2010.

To ensure that the sales, discounts, and marketing incentives are recorded in the proper period, we perform extensive tracking and documenting by customer, by period, and by type of marketing event. This tracking includes reconciliation to the accounts receivable records for deductions taken by our customers for these discounts and incentives.

Accounts Receivable Valuation. We establish accounts receivable valuation allowances equal to the above-discussed net sales adjustments for estimates of product returns, price protection refunds, consumer rebates, and general bad debt reserves. These allowances are reduced as actual credits are issued to the customer's accounts. Our bad-debt write-offs were negligible in both the second quarter of 2011 and the second quarter of 2010.

Inventory Valuation and Cost of Goods Sold. Inventory is valued at the lower of cost, determined by the first-in, first-out method, or market. We review inventories for obsolete slow moving products each quarter and make provisions based on our estimate of the probability that the material will not be consumed or that it will be sold below cost. Additional charges to inventory reserves related to obsolete and slow-moving products were negligible in both the second quarter of 2011 and the second quarter of 2010.

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

On September 30, 2009 the Company received a cash payment of $766,950 in connection with Telesphere Networks’ purchase of the VoIP services business of Unity, including Zoom’s preferred stock investment described above. The transaction calls for additional periodic payments totaling $43,050 over 24 months beginning in October 2009 and a final payment of $150,000 on September 30, 2011, or $960,000 in total. The periodic payments have been received, and the remaining balance is recorded on the June 30, 2011 balance sheet as current other receivable of $150,000.

Results of Operations

Summary. Net sales were $3.2 million for our second quarter ended June 30, 2011, down 9.6% from $3.5 million in the second quarter of 2010. Zoom reported a net loss of $326 thousand or $0.06 per share for Q2 2011, compared to Zoom’s net loss of $162 thousand or $0.08 per share for Q2 2010. Net sales were $5.974 million for the six months ended June 30, 2011, down 0.3% from $5.994 million in the six months ended June 30, 2010. We had a net loss of $0.6 million for the six months ended June 30, 2011 compared to a net loss of $0.5 million for the six months ended June 30, 2010.  Loss per diluted share was $0.11 in the six months ended June 30, 2011 compared to $0.23 for the six months ended June 30, 2010.

Net Sales. Our total net sales for the second quarter of 2011 decreased $0.3 million or 9.6% from the second quarter of 2010, as lower sales of dial-up modems and DSL modems were only partially offset by increased sales of cable modems and mobile broadband products. Dial-up modem sales declined due to the trend toward broadband modems for Internet access, and DSL modem sales declined due to lack of availability of Zoom’s most popular DSL modem during Q2 2011.  The increase in cable modem sales was primarily due to strong sales of Zoom’s DOCSIS 3.0 cable modems in the US, and the increase in mobile broadband products’ sales was primarily due to a new product placement at one of Zoom’s largest retailers.

Our total net sales for the first half of 2011 decreased $20 thousand or 0.3% from the first half of 2010, primarily due to decreased sales of DSL and analog modems offset by increased sales of 3G products and cable modems for the reasons discussed above.

Geographically, our North American sales continued their dominant share of our overall sales, going from 80.0% of our net sales in Q2 2010 to 90.0% in Q2 2011.  Our second largest market, the UK, experienced a decline from 10.0% of our net sales in Q2 2010 to 6.0% in Q2 2011.

North American sales grew slightly from the second quarter of 2010 to the second quarter of 2011, offsetting declines in the UK and other markets.

In the quarter ended June 30, 2011 three customers accounted for 46% of total net sales. In the first six months of 2011 the Company's top three customers accounted for 51% of total net sales. Because of our significant customer concentration, our net sales and operating income has fluctuated and could in the future fluctuate significantly due to changes in political or economic conditions or the loss, reduction of business, or less favorable terms for any of our significant customers.

Gross Profit. Gross profit was $749 thousand or 23.6% of net sales in Q2 2011, down from $900 thousand or 25.7% of net sales in Q2 2010.  The decrease in gross profit was due to lower sales and lower gross margin.  Our gross margin for Q2 2011 was 23.6%, down from our gross margin of 25.7% for Q2 2010.  The decrease in gross margin was primarily due to a shift in sales mix toward lower-margin products and the lower absorption of fixed overhead expenses resulting from lower sales.

Gross profit was $1.56 million for the first 6 months of 2011, down $107 thousand from our gross profit of $1.66 million for the first 6 months of 2010. Our gross margin for the first 6 months of 2011 was 26.1%, down slightly from our gross margin of 27.8% for the first 6 months of 2010, due primarily to a shift in sales mix toward lower-margin products.

Selling Expense. Selling expense was $582 thousand or 18.4% of net sales in the second quarter of 2011 compared to $500 thousand or 14.3% of net sales in the second quarter of 2010.  Selling expenses rose as freight costs jumped due to significantly higher shipments to one major retailer, and as expenses increased for search-related advertising. Selling expense was $1,119 thousand or 18.7% of net sales for the first half of 2011 compared to $948 thousand or 15.8% of sales in the first half of 2010.  The increase for the first half of 2011 was due to higher freight and search-related advertising costs.

General and Administrative Expense. General and administrative expense was $290 thousand or 9.2% of net sales in the second quarter of 2011, up from $266 thousand or 7.6% of net sales in the second quarter of 2010. G&A expenses rose primarily due to a one-time favorable insurance liability reduction in Q2 2010, which was partially offset by a significant decline in personnel costs from Q2 2010 to Q2 2011. General and administrative expense was $607 thousand or 10.2% for the first half of 2011, down from $639 thousand or 10.7 % for the first half of 2010 primarily due to lower personnel costs.

Research and Development Expense. Research and development expense was $274 thousand or 8.6% of net sales in the second quarter of 2011 and $294 thousand or 8.4% of net sales in the second quarter of 2010.  R&D expenses dropped primarily due to lower personnel costs, which were partially offset by significant cost increases relating to new product certifications. Research and development expense was $511 thousand or 8.6% of net sales in the first half of 2011, down 14.7% from $599 thousand or 10.0% of net sales in the first half of 2010, with the reduction primarily due to lower personnel costs.

Other Income (Expense). Other income was $72 thousand in the second quarter of 2011 and other income was negligible in the second quarter of 2010. The other income in the second quarter of 2011 was primarily due to a one-time settlement on a Hayes AT&T receivable claim from several years ago.

Net Loss. The net loss was $326 thousand for the second quarter of 2011, compared to the net loss of $162 thousand for the second quarter of 2010.  The increase in net loss was due to decreased sales, lower gross margin, and increased selling expenses in the second quarter of 2011.  The net loss was $611 thousand for the first half of 2011, compared to the net loss of $460 thousand for the first half of 2010.  The increase in net loss was due to lower gross margin and higher selling expenses in the first half of 2011.

Liquidity and Capital Resources

Zoom’s cash balance on June 30, 2011 was $0.9 million, down $86 thousand from December 31, 2010. Zoom’s $0.6 million loss for the first half of 2011, $0.2 million increase in inventory, and $0.3 million increase in accounts receivable decreased cash, and Zoom’s $1.0 million increase in current liabilities increased cash.

On June 30, 2011 the Company had working capital of $3.5 million including $0.9 million in cash and cash equivalents.  On December 31, 2010 we had working capital of $4.2 million including $1.0 million in cash and cash equivalents. Our current ratio at June 30, 2011 was 2.5 compared to 4.4 at December 31, 2010. The most significant reason for the decreases in working capital and current ratio was Zoom’s loss of $0.6 million for the first half of 2011, and another significant factor was consigned inventory at one major retailer for two new mobile broadband routers.  Zoom has no long-term debt.

To conserve cash and manage our liquidity, we have implemented cost-cutting initiatives including the reduction of employee headcount and overhead costs. On June 30, 2011 we had a headcount of 37, including 30 full-time employees and 7 part-time employees compared to 39 as of June 30, 2010. As of July 28, 2011 we had 36 full-time and part-time employees.  We plan to continue to assess our cost structure as it relates to our revenues and cash position, and we may make further reductions if the actions are deemed necessary.

The Company is continuing to develop new products and work with our distribution partners with the primary goal of increasing sales. During Q2 2011 Zoom began selling to some of its major US retailers a new wireless-N cable modem/router and two new mobile broadband routers, and Zoom expanded the shelf space for one of its dial-up modems in one US major retailer.

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

Commitments

During the six months ended June 30, 2011, there were no material changes to our capital commitments and contractual obligations from those disclosed in our Form 10-K for the year ended December 31, 2010.

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

As of June 30, 2011 we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

Over the next twelve months we may require additional funding if, for instance, we experience losses.   In Q3 and Q4 2010 we enjoyed profits, but in Q1 2011 and Q2 2011 we experienced losses.  We currently have no line of credit from which we can borrow. Additional financing may not be available to us on a timely basis if at all, or on terms acceptable to us. If we fail to obtain acceptable additional financing when needed, we may not have sufficient resources to fund our normal operations; and this would have a material adverse effect on our business.

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

Our cable modem sales may be significantly reduced due to long lead-times.

Zoom currently sells two Docsis 3.0 cable modems, including a model that began shipping recently and that includes a built-in wireless-N router. Our Docsis 3.0 cable modems are primarily sold through high-volume retailers. We have enjoyed unexpectedly strong demand for the wireless-N cable modem, but long lead-times due to current component production lead-times of up to 20 weeks may significantly reduce our potential sales and even jeopardize placement of one or more cable modems with one or more major retailers.

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

ZOOM TELEPHONICS, INC. (Registrant)

Date: August 10, 2011	By:	/s/ Frank B. Manning
Frank B. Manning, President, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.