Form 10-Q
period 2011-09-30
Zoom Telephonics, Inc.
filed 2011-11-14
CIK 1467761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

_________________________________________________________________
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

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of November 10, 2011, was 5,450,622 shares.

ZOOM TELEPHONICS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ZOOM TELEPHONICS, INC.
Condensed Balance Sheets
 (Unaudited)

	September 30, 2011	December 31, 2010
ASSETS

Current assets
Cash and cash equivalents	$797,850	$1,009,996
Marketable securities	121,918	328,704
Accounts receivable, net of allowances of $721,542 at September 30, 2011 and $564,722 at December 31, 2010	1,008,941	1,079,413
Receivables, other	150,000	166,144
Inventories	2,465,534	2,713,616
Prepaid expenses and other current assets	201,913	172,971
Total current assets	4,746,156	5,470,844

Equipment, net	24,497	43,070
Total assets	$4,770,653	$5,513,914

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,139,476	$911,299
Accrued expenses	362,574	346,074
Total current liabilities	1,502,050	1,257,373

Total liabilities	1,502,050	1,257,373

Stockholders' equity
Common stock, $0.01 par value:
Authorized - 25,000,000 shares; issued – 5,450,622 shares at September 30, 2011 and December 31, 2010	54,506	54,506
Additional paid-in capital	33,486,083	33,388,753
Accumulated deficit	(30,443,821)	(29,568,392)
Accumulated other comprehensive income (loss)	171,835	381,674
Total stockholders' equity	3,268,603	4,256,541
Total liabilities and stockholders' equity	$4,770,653	$5,513,914

See accompanying notes.

ZOOM TELEPHONICS, INC.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$3,046,790	$4,218,118	$9,020,942	$10,212,191
Cost of goods sold	2,287,504	2,825,219	6,705,032	7,155,597
Gross profit	759,286	1,392,899	2,315,910	3,056,594

Operating expenses:
Selling	477,044	540,065	1,596,120	1,487,792
General and administrative	310,073	317,586	917,146	956,373
Research and development	235,733	253,652	747,096	852,963
	1,022,850	1,111,303	3,260,362	3,297,128
Operating profit (loss)	(263,564)	281,596	(944,452)	(240,535)

Other:
Interest income	30	34	465	314
Other, net	(682)	(2,480)	70,006	59,614
Total other income (expense), net	(652)	(2,446)	70,471	59,928

Income (loss) before income taxes	(264,216)	279,150	(873,981)	(180,607)

Income tax expense (benefit)	542	—	1,448	389

Net income (loss)	$(264,758)	$279,150	$(875,429)	$(180,996)

Earnings (loss) per share:
Basic earnings (loss) per share	$(0.05)	$0.14	$(0.16)	$(0.09)
Diluted income (loss) per share	$(0.05)	$0.14	$(0.16)	$(0.09)

Weighted average common and common equivalent shares:
Basic	5,450,622	1,980,978	5,450,622	1,980,978
Diluted	5,450,622	1,983,978	5,450,622	1,980,978

See accompanying notes.

ZOOM TELEPHONICS, INC.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating activities:
Net income (loss)	$(875,429)	$(180,996)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	20,116	21,471
Stock based compensation	97,330	80,298
Provision for (reversal of) accounts receivable allowances	157,000	87,199
Changes in operating assets and liabilities:
Accounts receivable	(89,953)	(596,662)
Inventories	246,737	(723,523)
Prepaid expenses and other assets	(29,474)	(4,215)
Accounts payable and accrued expenses	243,348	528,524
Net cash provided by (used in) operating activities	(230,325)	(787,904)

Investing activities:
Proceeds from sale of Unity investment	16,144	16,144
Additions to property, plant and equipment	(1,547)	(12,739)
Net cash provided by (used in) investing activities	14,597	3,405

Effect of exchange rate changes on cash	3,582	(730)

Net change in cash	(212,146)	(785,229)

Cash and cash equivalents at beginning of period	1,009,996	1,223,507

Cash and cash equivalents at end of period	$797,850	$438,278

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$—	$—
Income taxes	$1,448	$389

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year. The Company has evaluated subsequent events from September 30, 2011 through the date of this filing and determined that there are no such events requiring recognition or disclosure in the financial statements.

(2) Liquidity

On September 30, 2011 we had working capital of $3.2 million including $0.8 million in cash and cash equivalents. On December 31, 2010 we had working capital of $4.2 million including $1.0 million in cash and cash equivalents. Our current ratio at September 30, 2011 was 3.2 compared to 4.4 at December 31, 2010.

The decrease in cash was primarily due to a $0.9 million loss, partially offset by a $0.1 million decrease in net accounts receivable, a $0.2 million decrease in inventory, a $0.2 million increase in accounts payable, and $0.1 million incurred in stock-based compensation expense.  Zoom has no long-term debt.

The Company is continuing to develop new products and to work with its distribution partners with the goal of increasing sales.  During the second quarter of 2011 Zoom began selling to some of its major US retailers a new wireless-N cable modem/router and two new mobile broadband routers, and Zoom expanded the shelf space for one of its dial-up modems in one US major retailer.

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

On September 13, 2011 the Company announced a rights offering to its shareholders scheduled to end November 7, 2011 unless the Company extended it.  The offering was extended to November 11, 2011.  This rights offering granted Zoom shareholders the right to purchase an aggregate of up to $2.9 million in shares of common stock at a price of $0.27 per share.  It is now clear that the rights offering will be completed, and that the Company will sell at least 1,523,082 shares for gross receipts of $411,232.14 before expenses.  If there is any increase beyond this amount, it will only come from beneficial shareholders whose purchase agreement has been mailed on or before November 11, 2011 and not yet received.

(3) Inventories

Inventories consist of :	September 30, 2011	December 31, 2010
Raw materials	$938,421	$1,165,383
Work in process	129,392	5,314
Finished goods (including $537,000 and $633,000 held by a customer at September 30, 2011 and December 31, 2010, respectively)	1,397,721	1,542,919
Total inventories	$2,465,534	$2,713,616

(4) Comprehensive Income (Loss)

 Comprehensive income (loss) follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$(264,758)	$279,150	$(875,429)	$(180,996)
Foreign currency translation adjustment	(8,866)	—	(3,053)	—
Unrealized gain (loss) on securities	(71,154)	23,487	(206,786)	8,746
Comprehensive income (loss)	$(344,778)	$302,637	$(1,085,268)	$(172,250)

(5) Contingencies

The Company is not currently party to any lawsuit, but lawsuits may occur in the ordinary course of business. The Company evaluates such lawsuits and proceedings on a case-by-case basis, and its policy is to vigorously contest any claims that it believes are without merit.

(6) Segment and Geographic Information

The Company’s operations are classified as one reportable segment. The Company’s net sales by geographic region follow:

	Three Months Ended September 30, 2011	% of Total	Three Months Ended September 30, 2010	% of Total	Nine Months Ended September 30, 2011	% of Total	Nine Months Ended September 30, 2010	% of Total
North America	$2,712,720	89%	$3,622,012	86%	$8,066,050	90%	$8,588,648	84%
UK	210,051	7%	305,177	7%	571,229	6%	846,958	8%
All Other	124,019	4%	290,929	7%	383,663	4%	776,585	8%
Total	$3,046,790	100%	$4,218,118	100%	$9,020,942	100%	$10,212,191	100%

(7) Customer Concentrations

Relatively few customers account for a substantial portion of the Company's net sales. In the third quarter of 2011 the Company's net sales to its top three customers accounted for 60% of its total net sales. In the third quarter of 2010 the Company's net sales to its top three customers accounted for 55% of its total net sales. The Company's customers generally do not enter into long-term agreements obligating them to purchase the Company’s products. The Company may not continue to receive significant revenues from any of these or from other large customers. A reduction or delay in orders from any of the Company's significant customers, or a delay or default in payment by any significant customer could materially harm the Company's business and prospects. Because of the Company's significant customer concentration, its net sales and operating income could fluctuate significantly due to changes in political or economic conditions, or the loss, reduction of business, or less favorable terms for any of our significant customers. In the first nine months of 2011, the Company's net sales to its top three customers accounted for 53% of its total net sales. In the first nine months of 2010, the Company’s net sales to its top three customers accounted for 52% of its total net sales.

(8) Investments

During the quarter ended September 30, 2007, the Company purchased all the Series A Preferred Shares (the Series A Shares) of Unity Business Networks, LLC (Unity) for cash of $1.2 million, including transaction costs. The Series A Shares were convertible at any time at the Company’s option into 15% of Unity’s common stock on a fully-diluted basis. In addition, the Company had an option to purchase all the outstanding common stock of Unity based on a specified multiple of Unity’s 2008 revenues, as defined.

On September 30, 2009 the Company received a cash payment of $766,950 in connection with Telesphere Networks’ purchase of the VoIP services business of Unity, including Zoom’s preferred stock investment described above. The transaction called for additional periodic payments totaling $43,050 over 24 months beginning in October 2009 and a final payment of $150,000 on September 30, 2011, or $960,000 in total. The periodic payments have been received, and the remaining balance is recorded on the September 30, 2011 balance sheet as a current other receivable of $150,000. The final payment of $150,000 was received and deposited to the Company’s account on October 13, 2011.

(9) Valuation of Marketable Securities

In October 2010, Zoom Telephonics, Inc. entered into an agreement with Zoom Technologies, Inc. (Nasdaq: ZOOM) in which Zoom Telephonics transferred its rights to the zoom.com domain name and certain trademark rights in exchange for 80,000 shares of Zoom Technologies common stock. None of these shares could be sold for the first 6 months after the effective date of October 18, 2010. After the first 6 months, Zoom Telephonics may sell up to 20,000 of these shares, and may sell an additional 20,000 shares every three months thereafter. Due to these restrictions on selling the stock, the Company has valued the marketable securities at market value less a liquidity discount. The Company did not sell any Zoom Technologies shares during the first nine months of 2011.  The closing price of Zoom Technologies common stock declined from $4.47 on December 31, 2010 to $1.54 on September 30, 2011.

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

 In response to lower sales volume, we have cut costs by reducing staffing and some overhead costs. Our total headcount was reduced from 38 on September 30, 2010 to 33 on September 30, 2011. As of September 30, 2011 Zoom had 32 full-time and part-time employees and 1 full-time contractor. Of the 33 included in our headcount on September 30, 2011, 7 were engaged in research and development, 8 were involved in manufacturing management, purchasing, assembly, packaging, shipping and quality control, 12 were engaged in sales, marketing and technical support, and the remaining 6 performed accounting, administrative, management information systems, and executive functions. Zoom has implemented cost cutting measures including reducing our headcount and reducing the number of days that certain employees work. As a result, Zoom currently has 27 full-time employees, 1 full-time contractor and 5 employees working less than 5 days per week. On September 30, 2011, Zoom had 20 dedicated manufacturing personnel in Mexico who are employees of our Mexican manufacturing service provider and not included in our headcount.

On September 30, 2011 we had working capital of $3.2 million including $0.8 million in cash and cash equivalents. On December 31, 2010 we had working capital of $4.2 million including $1.0 million in cash and cash equivalents. Our current ratio at September 30, 2011 was 3.2 compared to 4.4 at December 31, 2010.

The decrease in cash was primarily due to a $0.9 million loss, partially offset by a $0.1 million decrease in net accounts receivable, a $0.2 million decrease in inventory, a $0.2 million increase in accounts payable, and $0.1 million incurred in stock-based compensation expense.  Zoom has no long-term debt.

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

            Product Returns. Products are returned by retail stores and distributors for inventory balancing, contractual stock rotation privileges, and warranty repair or replacements. We estimate the sales and cost value of expected future product returns of previously sold products. Our estimates for product returns are based on recent historical trends plus estimates for returns prompted by, among other things, announced stock rotations and announced customer store closings. Management reviews historical returns, current economic trends, and changes in customer demand and acceptance of our products when estimating sales return allowances. The estimate for future returns is recorded as a reserve against accounts receivable, a reduction in our net sales, and the corresponding change to inventory reserves and cost of sales. Product returns as a percentage of total shipments were 18.7% and 7.9%, for the third quarter of 2011 and 2010, respectively.  One reason for the increase in return percentage is that a higher percentage of Zoom’s sales came from high volume U.S. retailers in the third quarter of 2011, and high volume retailers typically have the highest return percentage among Zoom categories because customers are typically allowed to return non-defective products.  Another reason for the increase in return percentage was that Zoom’s sales included a higher percentage of cable modems in the third quarter of 2011, and cable modems suffer from higher returns than other top-selling Zoom products because some cable service providers do not provide a service discount to customers who supply their own cable modem, thereby reducing the value of a Zoom cable modem to a customer using that cable service.  Some customers don’t realize this fact until after they’ve purchased the Zoom cable modem, and those customers often return the product.  Very recently Zoom cable modem packages state which large cable service providers offer a discount to customers who supply their own cable modems, and which ones do not, in an attempt to discourage purchases by customers who are likely to return their Zoom cable modem.

Price Protection Refunds. We have a policy of offering price protection to certain of our retailer and distributor customers for some or all their inventory. Under the price protection policies, when we reduce our prices for a product, the customer receives a credit for the difference between the original purchase price and our reduced price for their unsold inventory of that product. Our estimates for price protection refunds are based on a detailed understanding and tracking by customer and by sales program. Estimated price protection refunds are recorded in the same period as the announcement of a pricing change. Information from customer inventory-on-hand reports or from direct communications with the customers is used to estimate the refund, which is recorded as a reduction of net sales and a reserve against accounts receivable. Reductions in our net sales due to price protection were $2.6 thousand and $10.5 thousand in the third quarter of 2011 and 2010, respectively.

Sales and Marketing Incentives. Many of our retailer customers require sales and marketing support funding, usually set as a percentage of our sales in their stores. The incentives were reported as reductions in our net sales and were $100.6 thousand in the third quarter of 2011 and $125.9 thousand in the third quarter of 2010.

Consumer Mail-In and In-Store Rebates. Our estimates for consumer mail-in and in-store rebates are based on a detailed understanding and tracking by customer and sales program, supported by actual rebate claims processed by the rebate redemption centers plus an accrual for an estimated lag in processing at the redemption centers. The estimate for mail-in and in-store rebates is recorded as a reserve against accounts receivable and a reduction of net sales in the same period that the rebate obligation was triggered. Reductions in our net sales due to the consumer rebates were $12.2 thousand in the third quarter of 2011 and $17.3 thousand in the third quarter of 2010.

To ensure that the sales, discounts, and marketing incentives are recorded in the proper period, we perform extensive tracking and documenting by customer, by period, and by type of marketing event. This tracking includes reconciliation to the accounts receivable records for deductions taken by our customers for these discounts and incentives.

Accounts Receivable Valuation. We establish accounts receivable valuation allowances equal to the above-discussed net sales adjustments for estimates of product returns, price protection refunds, consumer rebates, and general bad debt reserves. These allowances are reduced as actual credits are issued to the customer's accounts. Our bad-debt write-offs were negligible in both the third quarter of 2011 and the third quarter of 2010.

Inventory Valuation and Cost of Goods Sold. Inventory is valued at the lower of cost, determined by the first-in, first-out method, or market. We review inventories for obsolete slow moving products each quarter and make provisions based on our estimate of the probability that the material will not be consumed or that it will be sold below cost. Additional write-downs related to obsolete and slow-moving products were negligible in the third quarter of 2011 and $26.2 thousand in the third quarter of 2010.

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

Results of Operations

Summary. Net sales were $3.0 million for our third quarter ended September 30, 2011, down from $4.2 million in the third quarter of 2010. We reported a net loss of $265 thousand for the third quarter of 2011, compared to net income of $279 thousand in the third quarter of 2010. Net loss per diluted share was $0.05 in the third quarter of 2011 compared to a net income per diluted share of $0.14 for the third quarter of 2010.  Net sales were $9.0 million for the nine months ended September 30, 2011, down from $10.2 million for the nine months ended September 30, 2010. We had a net loss of $0.9 million for the first nine months ended September 30, 2011 compared to a net loss of $0.2 million for the nine months ended September 30, 2010.  Net loss per diluted share was $0.16 in the nine months ended September 30, 2011 compared to $0.09 for the nine months ended September 30, 2010.

Net Sales. Our total net sales for the third quarter of 2011 decreased $1.2 million or 28% from the third quarter of 2010, primarily due to a decline in dial-up modem revenues of $950 thousand.

Our total net sales for the first nine months of 2011 decreased $1.2 million or 12% from the first nine months of 2010, due to a $1.5 million drop in dial-up modem sales and smaller declines in ADSL and non-broadband products which were partially offset by sales gains for cable modem and mobile broadband products.

Zoom tracks sales geographically in three main categories – North America, the UK, and All Other.  North America is the largest, representing 89% of Zoom’s sales in the third quarter of 2011 and 90% of Zoom’s sales in the first nine months of 2011.  Sales in all three geographic categories decreased from the third quarter of 2010 to the third quarter of 2011, and from the first nine months of 2010 to the first nine months of 2011.

In the quarter ended September 30, 2011 three customers accounted for 60% of total net sales. In the first nine months of 2011 the Company's top three customers accounted for 53% of total net sales.  Because of our significant customer concentration, our net sales and operating income has fluctuated and could in the future fluctuate significantly due to changes in political or economic conditions or the loss, reduction of business, or less favorable terms for any of our significant customers.

Gross Profit. Our total gross profit was $0.8 million in the third quarter of 2011, down from $1.4 million in the third quarter of 2010 primarily due to lower net sales. Our gross margin percent of net sales was 24.9% in the third quarter of 2011 compared to 33.0% in the third quarter of 2010. The decrease in gross profit was primarily due to lower sales in the third quarter of 2011, resulting in higher margin impact from fixed production costs.

Our total gross profit was $2.3 million for the first nine months of 2011, down $0.7 million or 24.2% from our gross profit of $3.1 million for the first nine months of 2010 primarily due to lower net sales. Our gross margin for the first nine months of 2011 was 25.7%, down from our gross margin of 29.9% for the first nine months of 2010.

Selling Expense. Selling expense was $477 thousand or 15.7% of net sales in the third quarter of 2011 compared to $540 thousand or 12.8% of net sales in the third quarter of 2010. The decrease in selling expense was primarily due to decreased sales, which resulted in lower variable selling expenses including freight for shipments to customers and sales commissions. Selling expense was $1.60 million or 17.7% of net sales for the first nine months of 2011, up from $1.49 million or 14.6% of sales in the first nine months of 2010.  The dollar increase for the first nine months of 2011 was due primarily to higher freight and advertising costs.

General and Administrative Expense. General and administrative expense was $310 thousand or 10.2% of net sales in the third quarter of 2011, down from $318 thousand or 7.5% of net sales in the third quarter of 2010. General and administrative expense decreased in the third quarter of 2011 compared to the third quarter of 2010 primarily due to lower personnel costs.  General and administrative expense was $917 thousand or 10.2% of net sales for the first nine months of 2011, down from $956 million or 9.4 % for the first nine months of 2010 primarily due to lower personnel costs.

Research and Development Expense. Research and development expense was $236 thousand or 7.7% of net sales in the third quarter of 2011, down from $254 thousand or 6.0% of net sales in the third quarter of 2010, with the reduction primarily due to lower personnel costs.  Research and development expense was $747 thousand or 8.3% of net sales in the first nine months of 2011, down from $853 thousand or 8.4% of net sales in the first nine months of 2010, with the reduction primarily due to lower personnel costs.

Other Income. Other income (expenses) was negligible in the third quarter of both 2011 and 2010. Other income was $70 thousand in the first nine months of 2011 and $60 thousand in the first nine months of 2010.

Net Income (Loss). Net loss was $265 thousand for the third quarter of 2011, compared to a net income of $279 thousand for the third quarter of 2010 primarily due to lower net sales and gross profit in the third quarter of 2011.  Net loss was $875 thousand for the first nine months of 2011, compared to net loss of $181 thousand for the first nine months of 2010.  The increase in net loss was due to decreased net sales and lower gross profit in the first nine months of 2011.

Liquidity and Capital Resources

On September 30, 2011 we had working capital of $3.2 million including $0.8 million in cash and cash equivalents. On December 31, 2010 we had working capital of $4.2 million including $1.0 million in cash and cash equivalents. Our current ratio at September 30, 2011 was 3.2 compared to 4.4 at December 31, 2010.

The decrease in cash was primarily due to a $0.9 million loss, partially offset by a $0.1 million decrease in net accounts receivable, a $0.2 million decrease in inventory, a $0.2 million increase in accounts payable, and $0.1 million incurred in stock-based compensation expense.  Zoom has no long-term debt.

To conserve cash and manage our liquidity, we have implemented cost-cutting initiatives including the reduction of employee headcount and overhead costs. On September 30, 2011 we had a headcount of 33, including 27 full-time employees and 5 part-time employees and 1 contractor compared to a headcount of 37 as of September 30, 2010. As of November 1, 2011 we had a headcount of 32 including full-time and part-time employees and 1 contractor.  We plan to continue to assess our cost structure as it relates to our revenues and cash position, and we may make further reductions if the actions are deemed necessary.

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

On September 13, 2011 the Company announced a rights offering to its shareholders scheduled to end November 7, 2011 unless the Company extended it.  The offering was extended to November 11, 2011.  This rights offering granted Zoom shareholders the right to purchase an aggregate of up to $2.9 million in shares of common stock at a price of $0.27 per share.  It is now clear that the rights offering will be completed, and that the Company will sell at least 1,523,082 shares for gross receipts of $411,232.14 before expenses.  If there is any increase beyond this amount, it will only come from beneficial shareholders whose purchase agreement has been mailed on or before November 11, 2011 and not yet received.
Commitments

During the nine months ended September 30, 2011, there were no material changes to our capital commitments and contractual obligations from those disclosed in our Form 10-K for the year ended December 31, 2010.

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

            As of September 30, 2011 we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

Over the next twelve months we may require additional funding if, for instance, we experience losses or significantly increase our investments in new product development and promotion.   In Q3 and Q4 2010 we enjoyed profits, but in the first three quarters of 2011 we experienced losses.  We currently have no line of credit from which we can borrow. Additional financing may not be available to us on a timely basis if at all, or on terms acceptable to us. If we fail to obtain acceptable additional financing when needed, we may not have sufficient resources to fund our normal operations; and this would have a material adverse effect on our business.

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

Zoom currently sells two Docsis 3.0 cable modems, including a model that began shipping recently and that includes a built-in wireless-N router. Our Docsis 3.0 cable modems are primarily sold through high-volume retailers. We have enjoyed unexpectedly strong demand for the wireless-N cable modem, but long lead-times due to current component production lead-times of up to 20 weeks may significantly reduce our potential sales.

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

ZOOM TELEPHONICS, INC. (Registrant)

Date: November 14, 2011	By:	/s/ Frank B. Manning
Frank B. Manning, President, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.