Form 10-K
period 2011-12-31
Zoom Telephonics, Inc.
filed 2012-03-30
CIK 1467761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑  No ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the common stock, $0.01 par value, of the registrant held by non-affiliates of the registrant as of June 30, 2011, based upon the last sale price of such stock on that date as reported by the OTC Bulletin Board, was $2,025,125.

The number of shares outstanding of the registrant's common stock, $0.01 par value, as of February 29, 2012 was 6,973,704 shares.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the definitive proxy statement for our 2012 annual meeting of stockholders, which is to be filed within 120 days after the end of the fiscal year ended December 31, 2011, are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
_______________________________________

Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial terms, any statements of plans or objectives of management for future operations, any statements concerning proposed new products or licensing or collaborative arrangements, any statements regarding future economic or performance, any statement of assumptions underlying any of the foregoing.  These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to statements regarding:

●	the sufficiency of our capital resources;

●	the availability of debt and equity financing;

●	our ability to continue as a going concern;

●	market acceptance of our products and services;

●	our reliance on a limited number of customers for a large portion of our revenue;

●	our reliance on sole-sourced manufacturers and component producers for a substantial percentage of our products;

●	fluctuations in foreign currency exchange rates that may adversely affect our business;

●	the uncertainty in global economic conditions;

●	our reliance on an outsourcing partner in Mexico and their potential capacity constraints

●	the decline of the dial-up modem market;

●	our ability to succeed in broadband modem markets;

●	the development of new competitive technologies, products and services to meet customer demand;

●	our ability to succeed in markets outside the USA;

●	our ability to manage inventory levels and product returns;

●	the anticipated development and expansion of our existing technologies, markets and sales channels;

●	investment in resources for product design for foreign markets;

●	approvals, certifications and clearances for our products and services;

●	our ability to satisfy certain indemnification obligations;

●	business strategies;

●	general economic conditions; and

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

For many years prior to the spin-off, Zoom Technologies was the public company parent of Zoom Telephonics, and the two companies’ financials were consolidated.  Upon the completion of the spin-off, Zoom Telephonics became a separate, independent publicly traded company headquartered in Boston, Massachusetts. Zoom Telephonics continues to produce, market, sell, and support fixed and mobile broadband products, dial-up modems, Wi-Fi® compatible and Bluetooth® wireless products, and other communication-related products (the “Communications Business”).

Overview

As used in the Annual Report on Form 10-K, the terms “we,” “us,” “our,” "Zoom” and the “Company” mean Zoom Telephonics, Inc. (unless the context indicates a different meaning).

 Zoom Telephonics designs, produces, markets, sells, and supports broadband and dial-up modems, Wi-Fi® and Bluetooth® wireless products, and other communication-related products. Our primary objective is to build upon our position as a leading producer of Internet access devices sold through sales channels that include most of the largest US high-volume electronics retailers, and to take advantage of a number of trends in communications including enhanced Internet access, higher data rates, and increasing use of wireless technology for transmission of data.

Broadband modems, especially cable modems, were Zoom’s highest revenue product category in 2011.  In 2010 and many years prior to that, dial-up modems were our largest source of revenues.  Generally our dial-up modem sales have been declining. The consensus of communications industry analysts is that after-market sales of dial-up modems will probably continue to decline, and we expect dial-up modems to continue to drop in importance as a source of revenues and gross profits for Zoom. There is also consensus among industry analysts that the installed base for broadband Internet connection devices, such as cable modems, DSL modems, and mobile broadband modems, will grow rapidly during this decade. In response to increased and forecasted worldwide demand for faster connection speeds and increased modem functionality, we have invested and continue to invest resources to advance our product line of broadband modems.

Our dial-up modems connect personal computers and other devices to the local telephone line for transmission of data, fax, voice, and images. Our dial-up modems enable personal computers and other devices to connect to other computers and networks, including the Internet, at top data speeds up to 56,000 bits per second.

In response to increased demand for faster connection speeds, we expanded our product line to include DSL modems, cable modems, mobile broadband modems, and related broadband access products. Our Asymmetric Digital Subscriber Line modems, known as ADSL modems or DSL modems, provide a high-bandwidth connection to the Internet through a telephone line that typically connects to compatible DSL equipment in or near the central telephone office. Zoom® is shipping a broad line of DSL modems. Some are fairly basic, designed to connect to the USB port of a Windows computer or the Ethernet port of a computer, router, or other device. Other Zoom DSL modems are more complex, and may include a router, a four-port switch, a firewall, a wireless access point, and other enhanced features. For a given DSL hardware platform, we often provide model variations with a different power supply, filters, firmware, packaging, or other customer-specific items.

Cable modems provide a high-bandwidth connection to the Internet through a cable-TV cable that connects to compatible equipment that is typically at or near the cable service provider. We began shipping cable modems during 2000. Our cable modem customers in the U.S. and other countries are primarily retailers.

Zoom’s product line includes wireless products, including wireless-N network products, Bluetooth® products, and wireless keyboards.  These products typically provide communication between devices that are within a quarter mile or less of each other, depending on the specific product.

During the second half of 2009 Zoom began shipping mobile broadband products, which provide or distribute a high-speed connection to the Internet that uses a cellular phone service provider’s network.  Zoom’s product line includes mobile broadband modems, mobile broadband routers, and mobile broadband modem/router combinations.

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

Available Information

Our Internet website address is www.zoomtel.com. Through our website we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. These SEC reports can be accessed through the investor relations section of our website and at the SEC’s web site.

Products

General

The vast majority of our products facilitate communication of data through the Internet. Our dial-up modems can also link computers, point-of-purchase terminals, or other devices to each other through the traditional telephone network without using the Internet. Our cable modems use the cable-TV cable and our DSL modems use the local telephone line to provide a high-speed link to the Internet. Our mobile broadband modems use a cellular service provider’s network to provide a high-speed link to the network.  Our wireless-N network products typically communicate with a broadband modem for access to the Internet.  Some of our Bluetooth wireless products, such as our Bluetooth modem, are designed for Internet access. Our dialers can be used to route voice calls to a VoIP network that may include the Internet. Our modems and dialers typically connect to a single phone line in a home, office, or other location.  We do have some products, however, that do not facilitate communication of data through the Internet, including some of our Bluetooth audio products.

Cable Modems

Each cable service provider has its own approval process, in which the cable service provider may require CableLabs® certification and may also require the service provider’s own company test and approval. We have obtained CableLabs® certification for our currently marketed cable modems. These cable modems have also received a number of cable service provider company certifications. The approval process has been and continues to be a significant barrier to entry, as are the strong relationships with cable service providers enjoyed by incumbent cable equipment providers like Motorola and Cisco Systems.

Zoom sells cable modems to electronics retailers and cable service providers. Sales through the retail channel have been handicapped by a number of factors, including the fact that most cable service providers offer cable modems with their service and the fact that some cable service providers do not provide much if any financial incentive to a customer who purchases his own modem rather than renting it from the cable service provider.  However, Zoom has significant cable modem sales through retailers, often to end-users who want to eliminate a monthly cable modem rental charge from their service provider.

Zoom currently ships two primary cable modems, both supporting DOCSIS 3.0, and one of these products also includes a built-in wireless-N router.  The DOCSIS 3.0 standard currently supports the highest cable modem speeds, and Comcast and some other large cable service providers are in the midst of a significant rollout of DOCSIS 3.0 modems and service.

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

DSL Modems

Our DSL modems incorporate the ADSL standards that are currently most popular worldwide, including ADSL2/2+, G.dmt, G.Lite, and ANSI T1.413 issue 2. In 2000 we designed and shipped our first DSL modems, an external USB model and an internal PCI model. Since then we have introduced many models, including our first model with a built-in wireless router in 2005. In 2006 Zoom began shipping a software Install Assistant with most of its DSL modems to simplify end-user installation.  In 2009 Zoom introduced DSL models with TR.69 and Annex M capability, and began volume shipments of a DSL modem with a built-in wireless-G router and VoIP.  In 2010 Zoom began shipping a line of DSL modems and modem/routers that use Broadcom IC technology to help achieve high performance per dollar of unit cost.  Zoom currently has a line of DSL modems using Broadcom IC technology; and that includes an Ethernet bridge DSL modem, modems with built-in routers with either one or four Ethernet ports, and a DSL modem with a built-in wireless-N router.

Mobile Broadband Modems and Routers

During the second half of 2009 Zoom began shipping its first mobile broadband products, mobile broadband modems and wireless-N routers.  Zoom’s mobile broadband modems currently support AT&T, T-Mobile, and the majority of cellular service providers worldwide who use the GSM standard for voice and data.  The primary alternative standard is CDMA, which is used by Verizon, Sprint, and other cellular service providers worldwide.  Zoom does not currently offer a modem for CDMA service providers.  Zoom’s mobile broadband wireless-N desk and travel routers allow someone to plug in a mobile broadband GSM or CDMA modem or phone for Internet access, and to share that Internet access with computers, phones, and other devices with wireless-G or wireless-N capability.  In late 2010 Zoom expanded its mobile broadband line to include a modem with a top download speed of 14.4 Mbps, and to include the We3G portable modem/router.

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

Zoom devoted significant resources to the VoIP product area in 2004 through 2008, but Zoom no longer focuses on this area.  Zoom’s sales in the VoIP product area are low, and Zoom does not expect this to change.

Wireless Local Area Networking

In 2005 Zoom began shipping DSL modems with Wireless-G local area network capability.  In 2009 Zoom began shipping products that incorporate the extended range and higher data rate associated with the 802.11n wireless standard.  Those products currently include wireless-N adapters and routers, including the X7N which combines an ADSL modem and a wireless-N router.  Two of the wireless-N routers work with certain mobile broadband USB modems and smartphones, and a third wireless-N router includes a mobile broadband modem.

Bluetooth® Modems and Adapters

In 2003 we began shipping a Bluetooth modem, a Bluetooth USB adapter, and a Bluetooth PC Card adapter. Bluetooth is a wire-elimination technology that is often used by mobile phone and computer products. In 2006 and later years we expanded our Bluetooth product line to include Bluetooth audio products and thumbnail-size USB adapters.

Wireless Keyboards

In December 2009 Zoom shipped its first wireless keyboard.  This keyboard model was designed to make it easy to use an HDTV for Internet access when the HDTV was connected to a Windows notebook or desktop computer.  In late 2010 Zoom introduced two new wireless keyboard models, one for Apple and Android products and one for the Xbox, PS3, and TV-connected Windows computers.

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

Products for Markets outside North America

Products for countries outside the US often differ from a similar product for the US due to different regulatory requirements, country-specific phone jacks and AC power adapters, and language-related specifics. As a result, the introduction of new products into markets outside North America can be costly and time-consuming. In 1993 we introduced our first dial-up modem approved for selected Western European countries. Since then we have continued to expand our product offerings into markets outside North America, including DSL modems and VoIP products and services. We have received regulatory approvals for, and are currently selling our products in a number of countries, including the USA, the UK, Spain, Canada, Vietnam, and some Latin American countries. We intend to continue to expand and enhance our product line for our existing markets and to seek approvals for the sale of our products in new countries.

ROHS Restriction on Hazardous Substances

The European Union’s Directive 2002/95/EC, Restriction on Use of Hazardous Substances (RoHS), has strict rules regarding products put on the European market after July 1, 2006. Those products have defined limits on their content of lead, mercury, cadmium, hexavalent chromium, polybrominated biphenyls, and polybrominated diphenyl ethers. Most electronics manufacturers including Zoom consequently needed to change their manufacturing processes and component choices to conform to RoHS. Zoom has completed the work required to affect this change for products where it is practical to make this change, including  all of Zoom’s high-volume products.

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

Sales Channels

General

We sell our products primarily through high-volume retailers and distributors, Internet service providers, telephone service providers, value-added resellers, PC system integrators, and original equipment manufacturers ("OEMs"). We support our major accounts in their efforts to discern strategic directions in the market, to maintain appropriate inventory levels, and to offer a balanced selection of attractive products.

During 2011 two customers each accounted for 10% or more of our total net sales.  Together these two customers accounted for 51% of our total net sales.  The top three customers accounted for approximately 58% of our total net sales.

Distributors and Retailers outside North America

In markets outside North America we sell and ship our products primarily to independent distributors and retailers. Our European high-volume retailers include Amazon, eBuyer, Media Markt, and others.  We believe sales growth outside North America will continue to require substantial additional investments of resources for product design and testing, regulatory approvals, native-language instruction manuals and software, packaging, sales support, and technical support. We have made this investment in the past for many countries, and we expect to make this investment for many countries and products in the future.  Areas of focus include the UK, Spain, and Latin America.

North American High-volume Retailers and Distributors

In North America we reach the retail market primarily through high-volume retailers. Our North American retailers include Best Buy, Fry’s Electronics, Micro Center, Office Depot, Staples, Wal-Mart, and many others including Amazon and other Web-focused retailers. Our retailers with a large number of stores typically carry two or more Zoom models, and most if not all of our current models are available from retailers on the Web.

We sell significant quantities of our products through distributors, who often sell to corporate accounts, retailers, service providers, value-added resellers, equipment manufacturers, and other customers. Our North American distributors include our major customers D&H Distributing, Ingram Micro, and Tech Data.

Internet and Telephone Service Providers

In past years an important part of our business has been the sale of DSL modems to DSL service providers in the U.S. and in some other countries. We plan to continue selling and supporting these customers. In addition, we will continue to offer some of our cable modem and mobile broadband products to service providers.

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

Sales, Marketing and Support

Our sales, marketing, and support are primarily managed from our headquarters in Boston, Massachusetts. In North America we sell our Zoom, Hayes, and private-label dial-up modem products through Zoom's sales force and through commissioned independent sales representatives managed and supported by our own staff. Most service providers are serviced by Zoom's sales force. North American technical support is primarily handled from our Boston headquarters. We also maintain a small sales and logistics team in the United Kingdom for the UK and a number of other European countries.

We believe that Zoom, Hayes, and Global Village are widely recognized brand names. We build upon our brand equity in a variety of ways, including cooperative advertising, product packaging, Web advertising, trade shows, and public relations.

We attempt to develop quality products that are user-friendly and require minimal support. We typically support our claims of quality with product warranties of typically one to two years, depending upon the product. To address the needs of end-users and resellers who require assistance, we have our own staff of technical support specialists.  They currently provide telephone support five days per week in English and, at some times, Spanish. Our technical support specialists also maintain a significant Internet support facility that includes email, firmware and software downloads, and the SmartFacts™ Q&A search engine.

Research and Development

Our research and development efforts are focused on developing new products, enhancing the capabilities of existing products, and reducing production costs. We have developed close collaborative relationships with certain of our ODM (Original Design Manufacturer) suppliers and component suppliers. We work with these partners and other sources to identify and respond to emerging technologies and market trends by developing products that address these trends. In addition, we purchase modems and other chipsets that incorporate sophisticated technology from third parties, thereby eliminating the need for us to develop this technology in-house. As of December 31, 2011 we had 7 employees engaged primarily in research and development. Our research and development team performs electronics hardware design and layout, mechanical design, prototype construction and testing, component specification, firmware and software development, product testing, foreign and domestic regulatory approval efforts, end-user and internal documentation, and third-party software selection and testing.

Manufacturing and Suppliers

Our products are currently designed for high-volume automated assembly to help assure reduced costs, rapid market entry, short lead times, and reliability. High-volume assembly typically occurs in China or Taiwan. Our contract manufacturers and original design manufacturers typically obtain some or all of the material required to assemble the products based upon a Zoom Telephonics Approved Vendor List and Parts List. Our manufacturers typically insert parts onto the printed circuit board, with most parts automatically inserted by machine, solder the circuit board, and test the completed assemblies. Final packaging is sometimes performed by the contract manufacturer. For the United States and many other markets, packaging is often performed at our manufacturing facilities in North America, allowing us to tailor the packaging and its contents for our customers immediately before shipping. We also perform circuit design, circuit board layout, and strategic component sourcing at our Boston headquarters facility. Wherever the product is built, our quality systems are used to help assure that the product meets our specifications.

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

We usually use one primary manufacturer for a given design. We sometimes maintain back-up production tooling at a second manufacturer for our highest-volume products. Our manufacturers are normally adequate to meet reasonable and properly planned production needs; but a fire, natural calamity, strike, financial problem, or other significant event at an assembler's facility could adversely affect our shipments and revenues. Currently our business is distributed among a number of suppliers. In 2011 we had five suppliers that each provided 10% or more of our purchased inventory. The loss of their services or a material adverse change in their business or in our relationship could materially and adversely harm our business.

Our products include a large number of parts, most of which are available from multiple sources with varying lead times. However, most of our products include a sole-sourced chipset as the most critical component of the product. The vast majority of our cable and DSL modem chipsets come exclusively from Broadcom.  The vast majority of our dial-up modem chipsets come exclusively from Conexant.   Serious problems at Broadcom or Conexant, including long chipset lead-times, would probably create a significant reduction in Zoom’s shipments.

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

Competition

The Internet access and networking industries are intensely competitive and characterized by aggressive pricing practices, continually changing customer demand patterns, rapid technological advances, and emerging industry standards. These characteristics result in frequent introductions of new products with added capabilities and features, and continuous improvements in the relative functionality and price of modems and other communications products. Our operating results and our ability to compete could be adversely affected if we are unable to:

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

Some of our primary competitors by product group include the following:

●
Cable modem competitors: Arris Systems, Cisco Systems (Linksys and Scientific Atlanta divisions), D-Link, Hon Hai Network Systems (formerly Ambit Microsystems), Motorola Mobility, Netgear, SMC Networks, Terrayon, and Thomson.

●	Dial-up modem competitors: Best Data, Lite-On, Sitecom, and US Robotics.

●
DSL modem competitors: 2Wire, 3Com, Actiontec, Airties, Asus, Aztech, Best Data, Cisco Systems (Linksys division), D-Link, Huawei, Motorola Mobility, Netgear, Sagemcom (formerly Sagem), Siemens (formerly Efficient Networks), Techicolor (formerly Thomson), Westell, Xavi, and ZyXEL Communications.

●	Mobile broadband competitors: Cradlepoint, D-Link, Huawei, Netgear, Novatel Wireless, Sierra Wireless, and ZTE.

●	Networking competitors: Belkin, Buffalo, Cisco Systems (Linksys division), D-Link, Netgear and Tenda.

●	Bluetooth competitors: Anycom, Belkin, D-Link, IOGear, Jabra, Kensington, Linksys, Logitech, Sitecom, SMC, Targus, Trendnet, and Trust.

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

Cable, DSL, and mobile broadband modems transmit data at significantly faster speeds than dial-up modems. DSL and cable, however, typically require a more expensive Internet access service. In addition, the use of DSL and cable modems is currently impeded by a number of technical and infrastructure limitations. We began shipping both cable and DSL modems in the year 2000. We have had some success in selling to smaller phone companies and to Internet service providers, but we have not sold significant quantities to large phone companies or to large cable service providers. We believe a small fraction of new US cable modem and DSL placements in 2011 were sold at retail, and that a low percentage were sold through retailers in most other countries.

Successfully penetrating the broadband modem market presents a number of challenges, including:

●	The current limited retail market for broadband modems;

●	The relatively small number of cable, telecommunications and Internet service providers that make up the majority of the market for broadband modems in the USA, our largest market;

●	The significant bargaining power and market dominance of these large volume purchasers;

●	The time-consuming, expensive and uncertain approval processes of the various cable and DSL service providers; and

●	The strong relationships with service providers enjoyed by some incumbent equipment providers, including Motorola and Cisco Systems for cable modems and Huawei for DSL and mobile broadband modems.

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

 Backlog

Our backlog on February 8, 2012 was $0.6 million, and on February 9, 2011 was $0.5 million. Many orders included in backlog may be canceled or rescheduled by customers without significant penalty. Backlog as of any particular date should not be relied upon as indicative of our net sales for any future period.

Employees

On December 31, 2011 we had a headcount of 31, including 30 employees and 1 contractor, compared to 37 as of December 31, 2010. As of February 28, 2012 we had 30 full-time and part-time employees and 1 contractor.  Of the 30 Zoom employees and 1 contractor on February 28, 2012, 7 were engaged in research and development and quality control, 5 were involved in manufacturing oversight, purchasing, assembly, packaging and shipping, 12 were engaged in sales, marketing and technical support, and the remaining 7 performed accounting, administrative, management information systems, and executive functions.  Zoom has implemented cost cutting measures including reducing our headcount and reducing the number of days that certain employees work.  As a result, Zoom currently has 27 full-time employees and 3 employees working less than 5 days per week.  None of our employees is represented by a labor union.  On February 28, 2012, Zoom had 20 dedicated manufacturing personnel in Mexico who are employees of our Mexican manufacturing service provider and not included in our headcount.

Our Executive Officers

The names and biographical information of our current executive officers are set forth below:

Name	Age	Position with Zoom
Frank B. Manning	63	Chief Executive Officer, President, Chairman of the Board & Acting Chief Financial Officer
Terry Manning	60	Vice President of Sales and Marketing
Deena Randall	58	Vice President of Operations

Frank B. Manning is a co-founder of our company. Mr. Manning has been our president, chief executive officer, and a Director since May 1977. He has served as our chairman of the board since 1986. He earned his BS, MS and PhD degrees in Electrical Engineering from the Massachusetts Institute of Technology, where he was a National Science Foundation Fellow. From 1998 through late 2006 Mr. Manning was also a director of the Massachusetts Technology Development Corporation, a public purpose venture capital firm that invests in seed and early-stage technology companies in Massachusetts. Mr. Manning is the brother of Terry Manning, our vice president of sales and marketing. From 1999 to 2005 Mr. Manning was a Director of Intermute, a company that Zoom co-founded and that was sold to Trend Micro Inc., a subsidiary of Trend Micro Japan. Mr. Manning was a Director of Unity Business Networks, a hosted VoIP service provider, from Zoom's investment in July 2007 until Unity’s acquisition in October 2009. From its inception until November 2010 Mr. Manning was also a director of Zoom Technologies, Inc. Mr. Manning’s extensive experience as our President and Chief Executive Officer, as well as his overall experience and professional skills in electronics and business, enable him to capably serve multiple roles at Zoom including President, Chief Executive Officer, Acting Chief Financial Officer and Chairman of Zoom’s Board of Directors.

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

ITEM 1B. – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

Since 1983 our headquarters has been near South Station in downtown Boston at 201 and 207 South Street. In December 2006, the Company sold its owned headquarters buildings in Boston, Massachusetts and leased back 25,200 square feet for two years expiring December 2008. In November 2008 the Company signed a lease amendment for its headquarters’ offices in Boston in the existing building for approximately 14,400 square feet for three years with a six month termination option starting July 1, 2010. In May 2010 we signed a second lease amendment extending the term of the lease to April 30, 2016 with a six month termination option starting December 1, 2011. In December 2011 we signed a third lease amendment reducing our leased space by 3,800 square feet effective June 1, 2012, with a proportionate decrease in lease expense.

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

In September 2005 we entered into a two year office lease consisting of 2,400 square feet at 2 Kings Road, Fleet, Hants, U.K for our U.K. sales office.  In September 2007 the lease was continued on a month-to-month basis with a 3 month cancellation notice required by Zoom or the landlord. In September 2008 the lease was replaced by a lower cost Managed Office Service Agreement at Centaur House Ancells Road, Fleet, Hants, UK. We cancelled our Office Service Agreement effective October 31, 2011. Our two U.K. employees now work from home.

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

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the OTC Bulletin Board under the symbol "ZMTP". The following table sets forth, for the periods indicated, the high and low sale prices per share of common stock, as reported by the OTC : Bulletin Board.  Trading of our common stock commenced on October 7, 2009.

Fiscal Year Ended December 31, 2011	High	Low
First Quarter	$0.75	$0.18
Second Quarter	$0.68	$0.35
Third Quarter	$0.51	$0.20
Fourth Quarter	$0.30	$0.20
Fiscal Year Ended December 31, 2010	High	Low
First Quarter	$0.70	$0.25
Second Quarter	$0.49	$0.25
Third Quarter	$0.48	$0.27
Fourth Quarter	$0.53	$0.18

As of February 15, 2012, there were 6,973,704 shares of our common stock outstanding and 180 holders of record of our common stock.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the fourth quarter of 2011.

Dividend Policy

We have never declared or paid cash dividends on our capital stock and do not plan to pay any cash dividends in the foreseeable future. Our current policy is to retain all of our earnings to finance future growth.

Repurchases by the Company

During 2011 we did not repurchase any shares of our common stock on our own behalf or for any affiliated purchaser.

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

For many years prior to the spin-off, Zoom Technologies was the public company parent of Zoom Telephonics, and the two companies’ financials were consolidated.  Upon the completion of the spin-off, Zoom Telephonics became a separate, independent publicly traded company headquartered in Boston, Massachusetts. Zoom Telephonics continues to produce, market, sell, and support fixed and mobile broadband products, dial-up modems, Wi-Fi® compatible and Bluetooth® wireless products, and other communication-related products.

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

 Since 1983 our headquarters has been near South Station in downtown Boston. In January 1, 2009 we reduced our leased Boston space from 25,000 square feet to 14,400 square feet with an increase in rent per square foot, resulting in a savings in 2009 of $54,000.  In May 2010 we signed a second lease amendment extending the term of the lease to April 30, 2016 with a six month termination option starting December 1, 2011.  In December 2011 we signed a third lease amendment reducing our lease space by 3,800 square feet effective June 1, 2012, with a proportionate decrease in lease expense.

 For many years we derived a majority of our net sales from the retail after-market sale of dial-up modems to customers seeking to add or upgrade a modem for their personal computers. In recent years the size of this market and our sales to this market have declined, as personal computer manufacturers have incorporated a modem as a built-in component in most consumer personal computers and as increasing numbers of consumers world-wide have switched to broadband Internet access. The consensus of communications industry analysts is that after-market sales of dial-up modems will probably continue to decline. There is also consensus among industry analysts that the installed base for broadband Internet connection devices, such as cable modems, DSL modems, and mobile broadband modems, will grow rapidly during the decade. In response to increased and forecasted worldwide demand for faster connection speeds and increased modem functionality, we have invested and continue to invest resources to advance our product line of broadband modems.

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

In 2011 our net sales were $12.7 million, down 4.7% over 2010 net sales of $13.3 million.  This decrease in net sales was primarily due to a reduction in sales of dial-up modems.  Because of our significant customer concentration and our dependence on a small number of products for the majority of our sales, our net sales and operating results have fluctuated and in the future could continue to fluctuate significantly due to the loss, reduction of business, or less favorable terms for any of our significant customers, due to weakening demand for one or more of our most popular products, or due to changes in political or economic conditions.

Our sales have declined in all recent years except 2010.  In response to declining sales volume, we cut costs by reducing staffing and some overhead costs. Our total headcount of employees, including temporary workers, was reduced from 37 on December 31, 2010 to 31 on December 31, 2011.  As of February 28, 2012 Zoom had 30 full-time and part-time employees and 1 full-time contractor. Of the 31 Zoom employees and contractor on February 28, 2012, 7 were engaged in research and development and quality control, 5 were involved in manufacturing oversight, purchasing, assembly, packaging and shipping, 12 were engaged in sales, marketing, and technical support, and the remaining 7 performed accounting, administrative, management information systems, and executive functions.  Our dedicated manufacturing personnel in Mexico are employees of our Mexican manufacturing service provider and not included in our headcount.

During the quarter ended September 30, 2007 we purchased all the Series A Preferred Shares (the Series A Shares) of Unity Business Networks, LLC (Unity) for cash of $1.2 million, including transaction costs. The Series A Shares were convertible at any time at our option into 15% of Unity’s common stock on a fully-diluted basis. In addition, we had an option to purchase all the outstanding common stock of Unity based on a specified multiple of Unity’s 2008 revenues, as defined.  On September 30, 2009 the Company received a cash payment of $766,950 in connection with Telesphere Networks’ purchase of the VoIP services business of Unity, including Zoom’s preferred stock investment described above. The transaction called for additional periodic payments totaling $43,050 beginning in October 2009 and a final payment of $150,000 on September 30, 2011, or $960,000 in total.  All payments have been received with regard to this transaction.

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

We derive our net sales primarily from the sales of hardware products to four types of customers:

●	Internet access products retailers,

●	Internet access product distributors,

●	Internet service providers, and

●	original equipment manufacturers (OEMs)

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

Product Returns. Products are returned by retail stores and distributors for inventory balancing, contractual stock rotation privileges, and warranty repair or replacements. We estimate the sales and cost value of expected future product returns of previously sold products. Our estimates for product returns are based on recent historical trends plus estimates for returns prompted by, among other things, announced stock rotations and announced customer store closings. Management reviews historical returns, current economic trends, and changes in customer demand and acceptance of our products when estimating sales return allowances. The estimate for future returns is recorded as a reserve against accounts receivable, a reduction in our net sales, and the corresponding change to inventory reserves and cost of sales. Product returns as a percentage of total shipments were 7.2% and 10.3%, respectively, for 2010 and 2011.

Price Protection Refunds. We have a policy of offering price protection to certain of our retailer and distributor customers for some or all their inventory. Under the price protection policies, when we reduce our prices for a product, the customer receives a credit for the difference between the original purchase price and our reduced price for their unsold inventory of that product. Our estimates for price protection refunds are based on a detailed understanding and tracking by customer and by sales program. Estimated price protection refunds are recorded in the same period as the announcement of a pricing change. Information from customer inventory-on-hand reports or from direct communications with the customers is used to estimate the refund, which is recorded as a reduction of net sales and a reserve against accounts receivable. Reductions in our net sales due to price protection were negligible in both 2010 and 2011.

Sales and Marketing Incentives. Many of our retailer customers require sales and marketing support funding, usually set as a percentage of our sales in their stores. The incentives were reported as reductions in our net sales and were $0.7 million in 2010 and $0.4 million in 2011.

Consumer Mail-In and In-Store Rebates.  Our estimates for consumer mail-in and in-store rebates are based on a detailed understanding and tracking by customer and sales program, supported by actual rebate claims processed by the rebate redemption centers plus an accrual for an estimated lag in processing at the redemption centers. The estimate for mail-in and in-store rebates is recorded as a reserve against accounts receivable and a reduction of net sales in the same period that the rebate obligation was triggered. Reductions in our net sales due to the consumer rebates were negligible in 2010 and $0.1 million in 2011.

To ensure that the sales, discounts, and marketing incentives are recorded in the proper period, we perform extensive tracking and documenting by customer, by period, and by type of marketing event. This tracking includes reconciliation to the accounts receivable records for deductions taken by our customers for these discounts and incentives.

Accounts Receivable Valuation. We establish accounts receivable valuation allowances equal to the above-discussed net sales adjustments for estimates of product returns, price protection refunds, consumer rebates, and general bad debt reserves. These allowances are reduced as actual credits are issued to the customer's accounts. Our bad-debt write-offs were negligible for both 2010 and 2011.

Inventory Valuation and Cost of Goods Sold.  Inventory is valued at the lower of cost, determined by the first-in, first-out method, or market. We review inventories for obsolete slow moving products each quarter and make provisions based on our estimate of the probability that the material will not be consumed or that it will be sold below cost. Additional charges related to obsolete and slow-moving products were negligible in both 2010 and 2011.

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

As of December 31, 2011 the Company had federal net operating loss carry forwards of approximately $47,017,000 which are available to offset future taxable income. They are due to expire in varying amounts from 2018 to 2031. The Company had Massachusetts state net operating loss carry forwards of approximately $15,797,000 which are available to offset future taxable income. They are due to expire in varying amounts from 2012 through 2016.

Valuation of Investments.  In October 2010 Zoom Telephonics, Inc. entered into an agreement with Zoom Technologies, Inc. (Nasdaq: ZOOM) in which Zoom Telephonics transferred its rights to the zoom.com domain name and certain trademark rights in exchange for 80,000 shares of Zoom Technologies common stock.  None of these shares could be sold for the first 6 months after the effective date of October 18, 2010.  After the first 6 months, Zoom Telephonics had the right to sell up to 20,000 of these shares, and Zoom Telephonics was allowed to sell an additional 20,000 shares every three months thereafter.  All 80,000 shares are free from restrictions to trade as of January 18, 2012.  The Company did not sell any Zoom Technologies shares in 2011.  Due to these restrictions on selling the stock, the Company has valued the marketable securities at market value less a liquidity discount in financial statements for periods ending from December 31, 2010 to December 31, 2011.  The closing price of Zoom Technologies common stock declined from $4.47 on December 31, 2010 to $1.03 on December 31, 2011.

Results of Operations

Zoom’s net sales were $12.7 million for the year ended December 31, 2011, down 4.7% from $13.3 million for the year ended December 31, 2010.  Zoom’s operating loss in 2011 was $0.9 million, compared to Zoom’s $0.1 million operating loss in 2010. The primary reason for the larger operating loss in 2011 was a decline in gross profit of $1.0 million as gross profit dropped from 32.2% of net sales to 26.1% of net sales, primarily due to a product mix shift from dial-up modems to broadband modems.  Operating expenses in 2011 were $4.3 million, down $0.1 million from 2010 due primarily to lower personnel expenses.

The following table sets forth certain financial data as a percentage of net sales for the periods indicated.

	Years Ended December 31,
	2010	2011
Net sales	100.0%	100.0%
Cost of goods sold	67.8	73.9
Gross profit	32.2	26.1
Operating expense:
Selling	15.0	16.3
General and administration	9.4	9.2
Research and development	8.5	8.0
Total operating expenses	32.9	33.5
Operating profit (loss)	(0.7)	(7.4)
Other income (expense):
Other, net	2.7	0.6
Total other income (expense)	2.7	0.6
Income(loss) before income taxes	2.0	(6.8)
Income taxes (benefit)	0.0	0.0

Net income (loss)	2.0%	(6.9)%

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

The following is a discussion of the major categories of our statement of operations, comparing the financial results for the year ended December 31, 2011 with the year ended December 31, 2010.

Net Sales. Our total net sales decreased year-over-year by $0.6 million or 4.7%. In 2011 and 2010 we primarily generated our sales by selling dial-up and broadband modems via retailers, distributors, and Internet Service Providers. Zoom sales of dial-up modems decreased $1.7 million or 28.5%. Our Broadband, Wireless and Other Products sales increased year-over-year by $1.1 million or 15.4%, primarily due to new product introductions in cable modem and mobile broadband product lines.

	Year 2010 Sales $000	Year 2011 Sales $000	Change $000	Change %
Dial-up	$6,089	$4,354	$(1,735)	(28.5)%
Broadband, Wireless and Other Products	$7,209	$8,318	$1,109	15.4%
Total Net Sales	$13,298	$12,672	$(626)	(4.7)%

 As shown in the table below our net sales in North America remained strong at $11.4 million for both 2011 and 2010. Our net sales in the UK were $0.8 million in 2011 compared to $1.1 million in 2010, a 29.0% decrease. The sales in North America primarily reflect a shift in sales from Dial-up products to cable modems and mobile broadband products as compared to 2010.  The sales decrease in the UK primarily reflects decreased sales of broadband products as compared to 2010.  Our net sales in all other countries were $0.5 million in 2011 compared to $0.8 million in 2010, a 36.1% decline.

	Year 2010 Sales $000	Year 2011 Sales $000	Change $000	Change %
North America	$11,365	$11,360	$(5)	0.0%
UK	1,088	772	(316)	(29.0)%
All Other	845	540	(305)	(36.1)%
Total Net Sales	$13,298	$12,672	$(626)	(4.7)%

A small number of customers have accounted for a substantial portion of the Company’s revenues.  In 2011 three customers accounted for 58% of our total net sales and 72% of our gross accounts receivable. During 2010 three customers accounted for 51% of the Company’s total net sales and 46% of gross accounts receivable.

Because of our customer concentration, our net sales and operating income could fluctuate significantly due to changes in political or economic conditions or the loss, reduction of business, or less favorable terms for any of our significant customers.

Gross Profit. Our gross profit was $3.3 million in 2011 and $4.3 million in 2010. Our gross profit percentage of net sales decreased to 26.1% in 2011 from 32.2% in 2010. The primary reason for the gross profit percentage decrease was due to product mix shift from dial-up modems to broadband modems which have a lower gross sales margin.

Operating Expense. Total operating expense decreased by $0.1 million from $4.37 million in 2010 to $4.24 million in 2011. Total operating expense as a percentage of net sales increased from 32.9% in 2010 to 33.5% in 2011.  The table below illustrates the change in operating expense.

Operating Expense	Year 2010 Sales $000	% Net Sales	Year 2011 Sales $000	% Net Sales	Change $000	% Change
Selling expense	$1,992	15.0%	$2,064	16.3%	$72	3.6%
General and administrative expense	1,247	9.4%	1,172	9.2%	(75)	(6.0)%
Research and development expense	1,128	8.5%	1,009	8.0%	(119)	(10.6)%
Total operating expense	$4,367	32.9%	$4,245	33.5%	$(122)	(2.8)%

Selling Expense. Selling expense increased from $2.0 million in 2010 to $2.1 million in 2011. Selling expense as a percentage of net sales was 15.0% in 2010 and 16.3% in 2011.

General and Administrative Expense. General and administrative expense was $1.2 million in both 2010 and 2011. General and administrative expense as a percentage of net sales was 9.4% in 2010 and 9.2% in 2011.

Research and Development Expense.  Research and development expense decreased from $1.1 million in 2010 to $1.0 million in 2011.  Research and development expense as a percentage of net sales decreased from 8.5% in 2010 to 8.0% in 2011. The $0.1 million decrease in research and development expense was primarily due to reduced personnel costs.

Other Income (Expense).  Other income, net decreased from a gain of $0.4 million in 2010 to a gain of $0.1 million in 2011.  The primary reason for the difference is a gain of $0.4 million reported in 2010 on the sale of our zoom.com domain name.

Income Tax Expense (Benefit). We recorded income tax from our operations in Mexico, which was negligible in both 2010 and 2011.

Liquidity and Capital Resources

On December 31, 2011 we had working capital of $3.6 million including $0.6 million in cash and cash equivalents.  On December 31, 2010 we had working capital of $4.2 million including $1.0 million in cash and cash equivalents. Our current ratio at December 31, 2011 was 3.5 compared to 4.4 at December 31, 2010.  The major contributor to cash during 2011 was the rights offering, which netted $378 million after expenses, and the major consumer of cash was the net loss of $0.9 million, primarily to fund operations.

To conserve cash and manage our liquidity, we have implemented cost-cutting initiatives including the reduction of employee headcount and overhead costs. On December 31, 2011 we had a headcount of 31, including 30 employees and 1 contractor, compared to 37 as of December 31, 2010. As of February 28, 2012 we had 30 full-time and part-time employees and 1 contractor.  We plan to continue to assess our cost structure as it relates to our revenues and cash position, and we may make further reductions if the actions are deemed necessary.

We are in negotiations with a potential lender regarding a line of credit of up to $1 million.  This line would be secured by most if not all assets of the Company. There is no certainty that we will secure or retain this line of credit.

The audit report issued by our independent registered public accounting firm for our financial statements for the fiscal year ended December 31, 2011 states that the auditing firm has substantial doubt in our ability to continue as a going concern due to the risk that we may not have sufficient cash and liquid assets at December 31, 2011 to cover our operating and capital requirements for the next twelve-month period; and if in that case sufficient cash cannot be obtained, we would have to substantially alter, or possibly even discontinue, operations.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Over the next twelve months we may require additional funding if, for instance, we experience losses. We currently have no line of credit from which we can borrow, but we are in negotiations with a lender regarding a potential $1 million working capital line of credit.  It is not certain whether such line of credit will be available to us and other sources of financing may not be available to us on a timely basis if at all, or on terms acceptable to us. If we fail to obtain acceptable additional financing when needed, we may not have sufficient resources to fund our normal operations; and this would have a material adverse effect on our business.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

The audit report issued by our independent registered public accounting firm for our financial statements for the fiscal year ended December 31, 2011 states that the auditing firm has substantial doubt in our ability to continue as a going concern due to the risk that we may not have sufficient cash and liquid assets at December 31, 2011 to cover our operating and capital requirements for the next twelve-month period; and if in that case sufficient cash cannot be obtained, we would have to substantially alter, or possibly even discontinue, operations.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The market for Internet access products and services has many competing technologies, so the demand for certain of our products and services is declining.

Industry analysts believe that the market for our dial-up modems is likely to decline. If we are unable to sustain or grow demand for and sales of our broadband modems, we may be unable to sustain or grow our business. The market for high-speed communications products and services has a number of competing technologies. For instance, Internet access can be achieved by using a standard telephone line and appropriate service for dial-up modems; DSL modems; using a cable modem with a cable TV line and cable modem service; using a router and some type of modem to service the computers connected to a local area network; or other approaches, including mobile broadband links to the Internet.

Although we currently sell products that include these technologies, our most successful products in recent years prior to 2011 were our dial-up modems. The introduction of new products by competitors, market acceptance of competing products based on new or alternative technologies, or the emergence of new industry standards have in the past rendered and could continue to render our products less competitive or even obsolete. For example, these factors have caused the market for our dial-up modems to shrink dramatically. If we are unable to sustain or grow demand for our broadband modems, we may be unable to sustain or grow our business.

Our reliance on a small number of customers for a large portion of our revenues could materially harm our business and prospects.

Relatively few customers have accounted for a substantial portion of the Company’s revenues.  In 2011 three customers accounted for 58% of our total net sales and 72% of our gross accounts receivable. During 2010 three customers accounted for 51% of the Company’s total net sales and 46% of gross accounts receivable. Our customers generally do not enter into long-term agreements obligating them to purchase our products. We may not continue to receive significant revenues from any of these or from other large customers. Because of our significant customer concentration, our net sales and operating income could fluctuate significantly due to changes in political or economic conditions or the loss of, reduction of business with, or less favorable terms for any of our significant customers. A reduction or delay in orders from any of our significant customers, or a delay or default in payment by any significant customer could materially harm our business, results of operation and liquidity.

We may be unable to produce sufficient quantities of our products because we obtain key components from, and depend on, sole or limited source suppliers.

We obtain certain key parts, components, and equipment from sole or limited sources of supply. For example, the vast majority of our broadband modems use Broadcom chipsets and the vast majority of our dial-up modems use Conexant chipsets.  In the past we have experienced long lead-times and significant delays in receiving shipments of modem chipsets from our sole source suppliers. We may experience similar delays in the future. In addition, some products may have other components that are available from only one source. If we are unable to obtain a sufficient supply of components from our current sources, we would experience difficulties in obtaining alternative sources or in altering product designs to use alternative components. Resulting delays or reductions in product shipments could damage relationships with our customers, and our customers could decide to purchase products from our competitors. Inability to meet our customers’ demand or a decision by one or more of our customers to purchase products from our competitors could harm our operating results.

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

The dial-up modem industry has been characterized by declining unit volumes due primarily to broadband as an alternative method for accessing the Internet. We expect that sales of dial-up modems will continue to decline.  If we fail to replace declining revenue from the sales of dial-up modems with the sales of our other products, including our broadband modems, our business, results of operation and liquidity will be harmed.

We believe that our future success will depend in large part on our ability to more successfully penetrate the broadband modem markets, which have been challenging markets, with significant barriers to entry.

With the shrinking of the dial-up modem market, we believe that our future success will depend in large part on our ability to penetrate the broadband modem markets including cable, DSL, and mobile broadband. These markets have significant barriers to entry that have adversely affected our sales to these markets. Although some cable, DSL, and mobile broadband modems are sold at retail, the high volume purchasers of these modems are concentrated in a relatively few large cable, telephone, and mobile broadband service providers which offer broadband modem services to their customers. These customers, particularly cable and mobile broadband services providers, also have extensive and varied approval processes for modems to be approved for use on their network. These approvals are expensive, time consuming, and continue to evolve. Successfully penetrating the broadband modem market therefore presents a number of challenges including: the current limited retail market for broadband modems; the relatively small number of cable, telecommunications and Internet service provider customers that make up the bulk of the market for broadband modems in certain countries, including the United States; the significant bargaining power of these large volume purchasers; the time consuming, expensive, uncertain and varied approval process of the various cable service providers; and the strong relationships with cable service providers enjoyed by incumbent cable equipment providers like Motorola and Cisco.

If we fail to meet changing customer requirements and emerging industry standards, there would be an adverse impact on our ability to sell our products and services.

The market for Internet access products and services is characterized by aggressive pricing practices, continually changing customer demand patterns, rapid technological advances, emerging industry standards and short product life cycles. Some of our product and service developments and enhancements have taken longer than planned and have delayed the availability of our products and services, which adversely affected our sales and profitability in the past. Any significant delays in the future may adversely impact our ability to sell our products and services, and our results of operations and financial condition may be adversely affected. Our future success will depend in large part upon our ability to: identify and respond to emerging technological trends and industry standards in the market; develop and maintain competitive products that meet changing customer demands; enhance our products by adding innovative features that differentiate our products from those of our competitors; bring products to market on a timely basis; introduce products that have competitive prices; manage our product transitions, inventory levels and manufacturing processes efficiently; respond effectively to new technological changes or new product announcements by others; meet changing industry standards; distribute our products quickly in response to customer demand; and compete successfully in the markets for our new products. These factors could also have an adverse effective on our operating results.

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

Currently our business is significantly dependent on our operations outside the United States, particularly sales and production of substantially all of our products. For the year 2011, sales outside North America were 10% of our net sales.  In addition, almost all of our manufacturing operations are now located outside of the United States.  The inherent risks of international operations could harm our business, results of operation, and liquidity. For instance, our manufacturing operations in Mexico are subject to the challenges and risks associated with international operations, including those related to integration of operations across different cultures and languages, currency risk, and economic, legal, political and regulatory risks. In addition, fluctuations in the currency exchange rates have had, and may continue to have, an adverse effect on our operating results. The types of risks faced in connection with international operations and sales include, among others: regulatory and communications requirements and policy changes; currency exchange rate fluctuations, including, as a result of the move of our manufacturing operations to Mexico, changes in value of the Mexican peso relative to the US dollar; favoritism toward local suppliers; delays in the rollout of broadband services by cable and DSL service providers outside of the United States; local language and technical support requirements; difficulties in inventory management, accounts receivable collection and the management of distributors or representatives; cultural differences; reduced control over staff and other difficulties in staffing and managing foreign operations; reduced protection for intellectual property rights in some countries; political and economic changes and disruptions; governmental currency controls; shipping costs; and import, export, and tariff regulations.  Almost all of our products are built in mainland China or Taiwan, so these products are subject to numerous risks including currency risk and economic, legal, political and regulatory risks.

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

Zoom currently sells two Docsis 3.0 cable modems, including a model that includes a built-in wireless-N router. Our Docsis 3.0 cable modems are primarily sold through high-volume retailers.  These products have experienced long lead-times due to certain component production lead-times of up to 20 weeks and due to manufacturer-related delays, and these long led-times may significantly reduce our potential sales.

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

Under the terms of the Separation and Distribution Agreement and the Share Exchange Agreement, we agreed to indemnify Leimone United after the spin-off with respect to representation and warranties in such agreements and taxes related to the pre-distribution period. We are not aware of any existing indemnification obligations at this time, but any such indemnification obligations that may arise in the future could be significant. Our ability to satisfy these indemnities, if called upon to do so, will depend upon our future financial strength. We cannot determine whether we will have to indemnify Leimone United or Gold Lion for any substantial obligations.

The market price of our common stock may be volatile and trading volume may be low.

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

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

As of December 31, 2011 we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Judgments by management are also required in evaluating the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that as of December 31, 2011, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2011 that have materially or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item appears under the caption "Our Executive Officers" in Part 1, Item 1 -- Business, and under the captions "Election of Directors", "Board of Directors”, "Code of Ethics" and " Section 16(a) Beneficial Ownership Compliance " in our definitive proxy statement for our 2012 annual meeting of stockholders which will be filed with the SEC within 120 days after the close of our fiscal year, and is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

Information required by this item appears under the captions "Executive Compensation," and "Directors' Compensation", in our definitive proxy statement for our 2012 annual meeting of stockholders which will be filed with the SEC within 120 days after the close of our fiscal year, and is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We maintain a number of equity compensation plans for employees, officers, directors and others whose efforts contribute to our success. The table below sets forth certain information as of our fiscal year ended December 31, 2011 regarding the shares of our common stock available for grant or granted under stock option plans that (i) were approved by our stockholders, and (ii) were not approved by our stockholders.

Equity Compensation Plan Information.

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options	Weighted-Average Exercise Price Of Outstanding Options	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	1,120,000	$0.49	1,780,000

Equity compensation plans not approved by security holders	---	---	---
Total:	1,120,000	$0.49	1,780,000

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

The additional information required by this Item 12 of Form 10-K is hereby incorporated by reference to the information in our Definitive Proxy Statement for our 2012 annual meeting of Stockholders to be filed with the SEC within 120 days after the close of our fiscal year and is incorporated herein by reference.

ITEM 13 – CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Any information required by this item may appear under the caption "Certain Relationships and Related Transactions" and “Board of Directors” in our Definitive Proxy Statement for our 2012 annual meeting of Stockholders to be filed with the SEC within 120 days after the close of our fiscal year and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Marcum LLP served as our independent registered public accounting firm for fiscal years 2010 and 2011.  The table below shows the aggregate fees that the Company paid or accrued for the audit and other services provided by Marcum LLP for the fiscal years ended December 31, 2010 and December 31, 2011:

FEE CATEGORY	2010	2011
Audit fees (1)	$123,500	$120,000
Audit-related fees (2)	3,000	3,000
Tax fees (3)	––	––
Total fees	$126,500	$123,000

———————
(1)
Audit Fees. Consists of fees billed for professional services rendered for the audit of Zoom’s financial statements and review of the interim  financial statements included in quarterly reports and services that are normally provided in connection with statutory filings and engagements.

(2)
Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Zoom’s financial statements and are not reported under "Audit Fees".   For both 2010 and 2011, fees are related to stock rights offerings.

(3)	Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. Marcum LLP has not performed tax services for the Company.

All services rendered by Marcum LLP for fiscal years 2010 and 2011 were permissible under applicable laws and regulations, and were pre-approved by the Audit Committee.

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

10.12
Third Amendment to Lease and Surrender Agreement, dated as of December 1, 2011, between 201-207 South Street LLC and Zoom Telephonics, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 13, 2012)*

10.13
Series A Preferred Share Purchase Agreement, dated July 25, 2007, by and between Unity Business Networks, L.L.C. and Zoom Telephonics, Inc. (incorporated by reference to Exhibit 10.1 to Zoom Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)*

10.14
Option Agreement, dated July 25, 2007, by and among Unity Business Networks, L.L.C., Zoom Technologies, Inc., and each of the members of Unity listed on the signature page thereto., (incorporated by reference to Exhibit 10.2 to Zoom Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)*

10.15
Investor Rights Agreement, dated July 25, 2007, by and among Unity Business Networks, L.L.C., Zoom Technologies, Inc., and each of the holders of Unity’s Common Interests listed on the signature page thereto (incorporated by reference to Exhibit 10.3 to Zoom Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)*

10.16
Second Amended and Restated Operating Agreement of Unity Business Networks, L.L.C., dated July 25, 2007, (incorporated by reference to Exhibit 10.4 to Zoom Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)*

10.17	Severance Agreement between Zoom Telephonics, Inc. and Frank B. Manning (incorporated by reference to Exhibit 10.1 to the 10-Q filed on May 14, 2010)* **

10.18	Severance Agreement between Zoom Telephonics, Inc. and Deena Randall (incorporated by reference to Exhibit 10.3 to the 10-Q filed on May 14, 2010)* **

10.19	Severance Agreement between Zoom Telephonics, Inc. and Terry Manning (incorporated by reference to Exhibit 10.4 to the 10-Q filed on May 14, 2010)* **

10.20
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

10.24
License Back Agreement in the Peoples Republic of China by and between Jiangsu Leimone Electronics Co., Ltd. and Zoom Telephonics, Inc., dated as of October 18, 2010 (incorporated by reference to Exhibit 10.1 to the 8-K dated October 22, 2010)*

21.1	Subsidiaries

23.1	Independent Registered Public Accounting Firm’s Consent

31.1	CEO and CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO and CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ZOOM TELEPHONICS, INC.
(Registrant)

Date: March 30, 2012	By:	/s/ Frank B. Manning
Frank B. Manning, President, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank B. Manning	Principal Executive Officer, Principal Financial Officer and Chairman of the Board	March 30, 2012
Frank B. Manning

/s/ Peter R. Kramer	Director	March 30, 2012
Peter R. Kramer

/s/ Bernard Furman	Director	March 30, 2012
Bernard Furman

/s/ J. Ronald Woods	Director	March 30, 2012
J. Ronald Woods

/s/ Joseph Donovan	Director	March 30, 2012
Joseph Donovan

ZOOM TELEPHONICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Zoom Telephonics, Inc.:

We have audited the accompanying balance sheets of Zoom Telephonics, Inc. as of December 31, 2011 and 2010, and the related statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zoom Telephonics, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum LLP

Marcum LLP Boston, Massachusetts March 30, 2012

ZOOM TELEPHONICS, INC.
 BALANCE SHEETS

	December 31,
	2010	2011
ASSETS
Current assets
Cash and cash equivalents	$1,009,996	$644,365
Marketable securities	328,704	82,280
Accounts receivable, net of allowances of $564,722 at December 31, 2010 and $624,481 at December 31, 2011	1,079,413	1,399,046
Receivables, other	166,144	––
Inventories	2,713,616	2,722,783
Prepaid expenses and other current assets	172,971	185,348
Total current assets	5,470,844	5,033,822

Equipment, net	43,070	20,168

Total assets	$5,513,914	$5,053,990

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$911,299	$1,058,942
Accrued expenses	346,074	373,394
Total current liabilities	1,257,373	1,432,336

Total liabilities	1,257,373	1,432,336

Commitments and Contingencies (Note 7)

Stockholders' equity Common stock, $0.01 par value:
Authorized - 25,000,000 shares; issued – 5,450,622 shares at December 31, 2010 and 6,973,704 shares at December 31, 2011, respectively	54,506	69,737
Additional paid-in capital	33,388,753	33,864,793
Accumulated deficit	(29,568,392)	(30,438,446)
Accumulated other comprehensive income (loss)	381,674	125,570
Total stockholders' equity	4,256,541	3,621,654
Total liabilities and stockholders' equity	$5,513,914	$5,053,990

See accompanying notes.

ZOOM TELEPHONICS, INC.
 STATEMENTS OF OPERATIONS
Years Ended December 31, 2010 and 2011

	2010	2011
Net sales	$13,298,132	$12,672,311
Cost of goods sold	9,018,434	9,369,299
Gross profit	4,279,698	3,303,012

Operating expenses:
Selling	1,991,494	2,064,022
General and administrative	1,247,411	1,172,045
Research and development	1,128,288	1,008,482
	4,367,193	4,244,549
Operating profit (loss)	(87,495)	(941,537)

Other :
Interest income	552	2,315
Other, net	356,910	71,238
Total other income, net	357,462	73,553

Income (loss) before income taxes	269,967	(867,984)

Income taxes (benefit)	1,782	2,070

Net income (loss)	$268,185	$(870,054)

Basic and diluted net income (loss) per share	$0.13	$(0.15)

Weighted average common and common equivalent shares:
Basic	2,066,531	5,617,535
Diluted	2,073,388	5,617,535

 See accompanying notes.

ZOOM TELEPHONICS, INC.
 STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)

	Common Stock		Additional	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Paid In Capital	Deficit	Income (Loss)	Total

Balance at December 31, 2009	1,980,978	$19,810	$32,520,464	$(29,836,577)	$362,899	$3,066,596

Net income (loss)	––	––	––	268,185	––	268,185
Foreign currency translation adjustment	––	––	––	––	2,963	2,963
Unrealized gain on securities	––	––	––	––	15,812	15,812
Comprehensive income (loss)	––	––	––	––	––	286,960
Stock rights offering (net of issuance costs of $55,618)	3,469,644	34,696	777,097	––	––	811,793
Stock based compensation	––	––	91,192	––	––	91,192
Balance at December 31, 2010	5,450,622	$54,506	$33,388,753	$(29,568,392)	$381,674	$4,256,541

Net income (loss)	––	––	––	(870,054)	––	(870,054)
Foreign currency translation adjustment	––	––	––	––	(9,680)	(9,680)
Unrealized gain(loss) on securities	––	––	––	––	(246,424)	(246,424)
Comprehensive income (loss)	––	––	––	––	––	(1,126,158)
Stock rights offering (net of issuance costs of $33,671)	1,523,082	15,231	362,330	––	––	377,561
Stock based compensation	––	––	113,710	––	––	113,710
Balance at December 31, 2011	6,973,704	$69,737	$33,864,793	$(30,438,446)	$125,570	$3,621,654

See accompanying notes.

ZOOM TELEPHONICS, INC.
 STATEMENTS OF CASH FLOWS
Years Ended December 31, 2010 and 2011

	2010	2011
Operating activities:
Net income (loss)	$268,185	$(870,054)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock based compensation	91,192	113,710
Depreciation and amortization	26,428	23,546
Gain on sale of domain name	(312,892)	––
(Reversal of) provision for accounts receivable allowances	98,126	59,760
Changes in operating assets and liabilities:
Accounts receivable	2,408	(386,096)
Inventories	(1,127,467)	(9,226)
Prepaid expense and other current assets	51,124	(13,690)
Accounts payable and accrued expenses	(132,398)	172,950
Net cash provided by (used in) operating activities	(1,035,294)	(909,100)

Investing activities:
Proceeds from sale of Unity investment	21,525	166,144
Purchases of property, plant and equipment	(11,703)	(648)
Net cash provided by (used in) investing activities	9,822	165,496

Financing activities:
Proceeds from stock rights offering (net of issuance costs)	811,793	377,561
Net cash provided by (used in) financing activities	811,793	377,561

Effect of exchange rate changes on cash	168	412

Net change in cash	(213,511)	(365,631)

Cash and cash equivalents at beginning of year	1,223,507	1,009,996

Cash and cash equivalents at end of year	$1,009,996	$644,365

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$––	$––
Income taxes	$1,782	$2,070

See accompanying notes.

ZOOM TELEPHONICS, INC.
Notes to Financial Statements
Years Ended December 31, 2010 and 2011

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

	2010	2011
Weighted average shares outstanding – used to compute basic earnings (loss) per share	2,066,531	5,617,535
Net effect of dilutive potential common shares outstanding, based on the treasury stock method	6,857	––
Weighted average shares outstanding – used to compute diluted earnings (loss) per share	2,073,388	5,617,535

 Potential common shares for which inclusion would have the effect of increasing diluted earnings per share (i.e., anti-dilutive) are excluded from the computation. Options to purchase 831,250 shares of common stock at December 31, 2011 and 523,000 shares of common stock as of December 31, 2010 were outstanding, but not included in the computation of diluted earnings per share as their effect would be anti-dilutive.

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

Financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable,and accrued expenses. Due to the short term nature and payment terms associated with these instruments, except themarketable securities, their carrying amounts approximate fair value.  The fair value of the marketable securities is based on observable inputs that reflect quoted prices in an active market less a liquidity discount and is classified under Level 2 of the fair value hierarchy described above.  Unrealized gains or losses resulting from changes in the fair value of marketable securities are charged or credited to “accumulated other comprehensive income.”

(j)    Stock-Based Compensation

Compensation cost for awards is generally recognized over the required service period based on the estimated fair value of the awards on their grant date. Fair value is determined using the Black-Scholes option-pricing model.

(k)   Advertising Costs

Advertising costs are expensed as incurred and reported in selling expense in the accompanying statements ofoperations and include costs of advertising, production, trade shows, and other activities designed to enhance demand forthe Company's products. There are no deferred advertising costs in the accompanying balance sheets.

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

  (o) Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This guidance improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. The guidance provided by this update becomes effective for annual periods beginning on or after December 15, 2011.  The adoption of this standard is not expected to have an impact on the Company’s financial position and results of operations.

(3)           LIQUIDITY

On December 31, 2011 we had working capital of $3.6 million including $0.6 million in cash and cash equivalents.  On December 31, 2010 we had working capital of $4.2 million including $1.0 million in cash and cash equivalents. Our current ratio at December 31, 2011 was 3.5 compared to 4.4 at December 31, 2010.

In 2011, the Company’s operating activities used $0.9 million in cash, primarily to fund the net loss of $0.9 million.

In 2011, the Company’s net cash provided by financing activities was $0.4 million from the net proceeds of a rights offering completed in November 2011.  Under the rights offering, existing shareholders of the Company’s common stock were granted rights to purchase, at an offering price of $0.27 per share, 2 shares of stock for each share held.  The rights offering resulted in the issuance of 1,523,082 shares of common stock.

In 2011, the Company’s net cash provided by investing activities was $0.2 million from the final payments of the Unity investment approved in 2009.

To conserve cash and manage our liquidity, we have implemented cost-cutting initiatives including the reduction of employee headcount and overhead costs. On December 31, 2011 we had a headcount of 31, including 30 employees and 1 contractor, compared to 37 as of December 31, 2010. As of February 28, 2012 we had 30 full-time and part-time employees and 1 contractor.  We plan to continue to assess our cost structure as it relates to our revenues and cash position, and we may make further reductions if the actions are deemed necessary.

We are in negotiations with a potential lender regarding a line of credit of up to $1 million.  This line would be secured by most if not all assets of the Company. There is no certainty that we will secure or retain this line of credit.

The audit report issued by our independent registered public accounting firm for our financial statements for the fiscal year ended December 31, 2011 states that the auditing firm has substantial doubt in our ability to continue as a going concern due to the risk that we may not have sufficient cash and liquid assets at December 31, 2011 to cover our operating and capital requirements for the next twelve-month period; and if in that case sufficient cash cannot be obtained, we would have to substantially alter, or possibly even discontinue, operations.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

At December 31, 2011 the Company's total current assets were $5.0 million and current liabilities were $1.4 million. The Company did not have any long-term debt at December 31, 2011.

(4)           INVENTORIES

Inventories consist of the following at December 31:

	2010	2011
Materials	$1,165,383	$815,357
Work in process	5,314	25,641
Finished goods (including $633,000 and $822,000 held by customers at December 31, 2010 and 2011, respectively)	1,542,919	1,881,785
Total	$2,713,616	$2,722,783

 (5)           EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following at December 31:

	2010	2011	Estimated Useful lives in years
Leasehold improvements	$4,798	$––	5
Computer hardware and software	3,708,450	187,349	3
Machinery and equipment	1,894,549	257,782	5
Molds, tools and dies	1,649,829	42,460	5
Office furniture and fixtures	277,873	29,520	5
	7,535,499	517,111
Accumulated depreciation and amortization	(7,492,429)	(496,943)
Equipment and leasehold improvements, net	$43,070	$20,168

Depreciation expense for year ended	$26,428	$23,546

In 2011, the Company determined that certain of its fully depreciated fixed assets were no longer in service and removed them from its accounting records.  There was no effect on the Company’s financial position or results of operations.

(6)           COMMITMENTS AND CONTINGENCIES

(a)  Lease Obligations

Since 1983 the Company’s headquarters has been near South Station in downtown Boston at 201 and 207 South Street. In December 2006, the Company sold its owned headquarters buildings in Boston, Massachusetts and leased back 25,200 square feet for two years expiring December 2008. In November 2008 the Company signed a lease amendment for its headquarters’ offices in Boston in the existing building for approximately 14,400 square feet for three years with a six month termination option starting July 1, 2010. In May 2010 the Company signed a second lease amendment extending the term of the lease to April 30, 2016 with a six month termination option starting December 1, 2011. In December 2011 the  Company signed a third lease amendment reducing the Company lease space by 3,800 square feet effective June 1, 2012, with a proportionate decrease in lease expense.

In August 1996 the Company entered into a lease for a 77,428 square feet manufacturing and warehousing facility at 645 Summer Street, Boston, MA. The term of this lease expired in August 2006 and the Company began the planned move of its manufacturing and warehousing facility to Tijuana, Mexico. In August 2006 the Company signed a lease for a 35,575 square foot manufacturing and warehousing facility in Tijuana, Mexico with an initial lease term from October 2006 to May 2007, with five two-year options thereafter.  In February, 2007 the Company renegotiated the first renewal term and signed a one-year extension starting in May 2007, with five two-year options thereafter. The Company signed another one-year extension starting in May 2008.  In March 2009 the Company signed a one-year lease with one one-year option for a smaller facility for lower cost. In March 2011 the Company signed a one-year lease extension starting May 1, 2011, with three one-year renewal options thereafter.

In September 2005 the Company entered into a two year office lease consisting of 2,400 square feet at 2 Kings Road, Fleet, Hants, U.K. for its U.K. sales office.  In September 2007 the lease was continued on a month-to-month basis with a 3 month cancellation notice required by the Company or the landlord. In September 2008 the Company signed an Office Service Agreement, which is an office rental agreement, rather than a lease. The rent is paid monthly, with a three month cancellation notice period.  The Company cancelled its Office Service Agreement effective October 31, 2011. The Company’s two U.K. employees now work from home.

Rent expense for all of the Company's leases was $363,843 in 2010 and $350,998 in 2011.

As of December 31, 2011, the Company's estimated future minimum committed rental payments, excluding executory costs, under the operating leases described above to their expiration or the earliest possible termination date, whichever is sooner, are $286,867 for 2012, $227,067 for 2013, and $93,633 for 2014.

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

(7)           STOCK OPTION PLANS

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

	Number of shares	Weighted average exercise price
Balance as of December 31, 2009	702,000	$0.53
Granted	––	––
Exercised	––	––
Expired	(98,000)	0.53
Balance as of December 31, 2010	604,000	$0.53
Granted	400,000	$0.48
Exercised	––	––
Expired	(34,000)	0.48
Balance as of December 31, 2011	970,000	$0.51

The weighted average grant date fair value of options granted was $0.30 in 2011.  There were no options granted in 2010.

The following table summarizes information about fixed stock options under the 2009 Stock Option Plan outstanding on December 31, 2011.

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.53	585,000	2.11	$0.53	585,000	$0.53
$0.48	385,000	4.30	$0.48	96,250	$0.48
$0.48 to 0.53	970,000	2.98	$0.51	681,250	$0.51

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

	Number of shares	Weighted average exercise price
Balance as of December 31, 2009	30,000	0.53
Granted	60,000	0.34
Exercised	––	––
Expired	––	––
Balance as of December 31, 2010	90,000	0.40
Granted	60,000	0.36
Exercised	––	––
Expired	––	––
Balance as of December 31, 2011	150,000	$0.38

The weighted average grant date fair value of options granted was $0.21 in 2010 and $0.22 in 2011.

The following table summarizes information about fixed stock options under the Directors Plan on December 31, 2011.

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.27-0.41	60,000	3.40	$0.34	60,000	$0.34

$0.35-0.36	60,000	4.40	$0.36	60,000	$0.36

$0.53	30,000	2.11	$0.53	30,000	$0.53
$0.27-0.53	150,000	3.54	$0.38	150,000	$0.38

The Black-Scholes range of assumptions for the Zoom Telephonics’ options for 2011 and 2010 are shown below:

Assumptions	2009 Stock Option Plan and the 2009 Directors Stock Option Plan

Expected life	2.5 (yrs) - 3.5 (yrs)

Expected volatility	95.71% - 104.86%

Risk-free interest rate	0.64% - 1.92%

Expected dividend yield	0.00%

The unrecognized stock based compensation expense related to non-vested stock awards was approximately $0.03 million as of December 31, 2011.  This amount will be recognized through first quarter of 2013.

(8)            INCOME TAXES

Income tax expense (benefit) consists of:

	Current	Deferred	Total
Year Ended December 31, 2010:
US federal	$––	$––	$––
State and local	––	––	––
Foreign	1,782	––	1,782
	$1,782	$––	$1,782
Year Ended December 31, 2011:
US federal	$––	$––	$––
State and local	––	––	––
Foreign	2,070	––	2,070
	$2,070	––	2,070

A reconciliation of the expected income tax expense or benefit to actual follows:

	2010	2011
Computed "expected" US tax (benefit) at Federal statutory rate	$91,183	$(295,115)
Change resulting from:
State and local income taxes, net of federal income tax benefit	––	––
Foreign income taxes	1,782	2,070
Federal valuation allowance	(66,541)	254,390
Non––deductible items	1,906	39,779
Change in estimate for prior years’ provisions	(26,548)	946
Income tax expense (benefit)	$1,782	$2,070

Temporary differences at December 31 follow:

	2010	2011
Deferred income tax assets:
Inventories	$406,841	398,768
Accounts receivable	162,794	227,443
Intangible assets	258,908	168,549
Accrued expenses	45,311	53,600
Net operating loss and tax credit carry forwards	17,104,665	17,615,396
Plant and equipment	18,608	13,789
Stock compensation	89,169	88,429
Other – investment impairments	129,466	––
Total deferred income tax assets	18,215,762	18,565,974
Valuation allowance	(18,215,762)	(18,565,974)
Net deferred tax assets	$––	$––

As of December 31, 2011 the Company had federal net operating loss carry forwards of approximately $47,017,000 which are available to offset future taxable income. They are due to expire in varying amounts from 2018 to 2031. As of December 31, 2011, the Company had Massachusetts state net operating loss carry forwards of approximately $15,797,000 which are available to offset future taxable income. They are due to expire in varying amounts from 2012 through 2031.

Internal Revenue Code Section 382 places a limitation on the amount of taxable income which can be offset by net operation loss carryforwards after a change in control of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct net operating loss carryforwards in excess of the Section 382 Limitation. Due to these “change of ownership” provisions, utilization of net operating loss carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods.

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

Effective January 1, 2007, the Company adopted the provisions of a new standard which provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon adoption and in subsequent periods. Upon the adoption, and at December 31, 2011 and 2010, the Company did not have any uncertain tax positions. No interest and penalties related to uncertain tax positions were accrued at December 31, 2011 and 2010.

The Company files income tax returns in the United States and the United Kingdom. Years subsequent to 2007 are open for U.S. Federal and state income tax reporting and years subsequent to 2005 are open in the United Kingdom

The Company has not provided for U.S. income taxes related to undistributed earnings from its foreign operations at December 31, 2011, as the Company considers these earnings to be permanently reinvested.  Determination of the additional income taxes and applicable withholding that would be payable on the remittance of such undistributed earnings is not practicable because such liability, if any, is dependent upon circumstances existing if and when the Company no longer considers all or a portion of such undistributed earnings to be permanently reinvested.

(9)            SIGNIFICANT CUSTOMERS

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

Relatively few customers have accounted for a substantial portion of the Company’s revenues.   In 2011 three customers accounted for 58% of our total net sales and 72% of our gross accounts receivable. During 2010 three customers accounted for 51% of the Company’s total net sales and 46% of gross accounts receivable.

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

(10)         SEGMENT AND GEOGRAPHIC INFORMATION

The Company's operations are classified as one reportable segment. Substantially all of the Company's operations and long-lived assets reside primarily in the United States. Net sales information follows:

	2010	Percent	2011	Percent
North America	$11,364,632	85%	$11,359,778	90%
Outside North America	1,933,500	15%	1,312,533	10%
Total	$13,298,132	100%	$12,672,311	100%

(11)         DEPENDENCE ON KEY SUPPLIERS AND CONTRACT MANUFACTURERS

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

In 2011 the Company had five suppliers each of whom provided 10% or more of the Company's purchased inventory. The loss of their services or a material adverse change in their business or in the Company’s relationship could materially and adversely harm the Company’s business.

 (12)         RETIREMENT PLAN

The Company has a 401(k) retirement savings plan for employees. Under the plan, the Company matches 25% of an employee's contribution, up to a maximum of $350 per employee per year. Company matching contributions charged to expense in 2010 and 2011 were $5,923 and $5,864, respectively.

(13)         INVESTMENT IN UNITY BUSINESS NETWORKS, LLC

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

On September 30, 2009 the Company received a cash payment of $766,950 in connection with Telesphere Networks’ purchase of the VoIP services business of Unity, including Zoom’s preferred stock investment described above. The transaction calls for additional periodic payments totaling $43,050 over 24 months beginning in October 2009 and a final payment of $150,000 on September 30, 2011, or $960,000 in total. Included in receivables, other on the December 31, 2010 balance sheet is $166,144 related to this transaction.  As of December 31, 2011, all payments have been received with regard to this transaction.

(14)         VALUATION OF MARKETABLE SECURITIES

In October 2010 Zoom Telephonics, Inc. entered into an agreement with Zoom Technologies, Inc. (Nasdaq: ZOOM) in which Zoom Telephonics transferred its rights to the zoom.com domain name and certain trademark rights in exchange for 80,000 shares of Zoom Technologies common stock.  None of these shares could be sold for the first 6 months after the effective date of October 18, 2010.  After the first 6 months, Zoom Telephonics had the right to sell up to 20,000 of these shares, and Zoom Telephonics was allowed to sell an additional 20,000 shares every three months thereafter.  All 80,000 shares are free from restrictions to trade as of January 18, 2012.  The Company did not sell any Zoom Technologies shares in 2011.  Due to these restrictions on selling the stock, the Company has valued the marketable securities at market value less a liquidity discount in financial statements for periods ending from December 31, 2010 to December 31, 2011.  The closing price of Zoom Technologies common stock declined from $4.47 on December 31, 2010 to $1.03 on December 31, 2011.

(15)         SUBSEQUENT EVENTS

Management of the Company has reviewed subsequent events from December 31, 2011 through the date of filing and concluded that there were no subsequent events requiring adjustment to or disclosure in these financial statements.

EXHIBIT INDEX

(a)		Financial Statements, Schedules and Exhibits:

	(1),(2)	The financial statements and required schedules are indexed on page 26.

	21.	Subsidiaries

	23.1	Independent Registered Accounting Firm’s Consent

	31.1	CEO and CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	CEO and CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002