Form 10-Q
period 2012-03-31
Zoom Telephonics, Inc.
filed 2012-05-15
CIK 1467761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of March 31, 2012, was 6,973,704 shares.

ZOOM TELEPHONICS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ZOOM TELEPHONICS, INC.
Condensed Balance Sheets (Unaudited)

ASSETS	March 31, 2012	December 31, 2011
Current assets
Cash and cash equivalents	$552,430	$644,365
Marketable securities	90,400	82,280
Accounts receivable, net of allowances of $707,705 at March 31, 2012 and $624,481 at December 31, 2011	1,232,778	1,399,046
Inventories	2,972,976	2,722,783
Prepaid expenses and other current assets	219,075	185,348
Total current assets	5,067,659	5,033,822

Equipment, net	17,103	20,168
Total assets	$5,084,762	$5,053,990

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,198,580	$1,058,942
Accrued expenses	348,048	373,394
Total current liabilities	1,546,628	1,432,336

Total liabilities	1,546,628	1,432,336

Stockholders' equity
Common stock, $0.01 par value:
Authorized - 25,000,000 shares; issued – 6,973,704 shares at March 31, 2012 and December 31, 2011	69,737	69,737
Additional paid-in capital	33,880,875	33,864,793
Accumulated deficit	(30,552,714)	(30,438,446)
Accumulated other comprehensive income( loss)	140,236	125,570
Total stockholders' equity	3,538,134	3,621,654
Total liabilities and stockholders' equity	$5,084,762	$5,053,990

See accompanying notes.

ZOOM TELEPHONICS, INC.
Condensed Statement of Operations and
Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Net sales	$3,977,500	$2,808,262
Cost of goods sold	2,988,538	2,000,083
Gross profit	988,962	808,179

Operating expenses:
Selling	526,186	536,918
General and administrative	314,652	316,898
Research and development	260,410	237,559
	1,101,248	1,091,375
Operating profit (loss)	(112,286)	(283,196)

Other :
Interest income	40	328
Other, net	(781)	(1,570)
Total other income (expense), net	(741)	(1,242)

Income (loss) before income taxes	(113,027)	(284,438)

Income taxes (benefit)	1,240	164

Net income (loss)	$(114,267)	$(284,602)

Other comprehensive income (loss):
Foreign currency translation adjustments	6,546	8,706
Unrealized gain (loss) for the period	8,120	(77,358)

Net comprehensive income (loss)	$(99,601)	$(353,254)

Net income (loss) per share:
Basic and Diluted	$(0.02)	$(0.05)

Weighted average common and common equivalent shares:
Basic and Diluted	6,973,704	5,450,622

See accompanying notes.

ZOOM TELEPHONICS, INC.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating activities:
Net income (loss)	$(114,267)	$(284,602)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,065	9,339
Stock based compensation	16,082	21,530
(Reversal of) provision for accounts receivable allowances	83,224	34,618
Changes in operating assets and liabilities:
Accounts receivable	87,052	(220,272)
Inventories	(249,848)	394,376
Prepaid expenses and other assets	(32,924)	(73,133)
Accounts payable and accrued expenses	116,295	(36,368)
Net cash provided by (used in) operating activities	(91,321)	(154,512)

Investing activities:

Proceeds from sale of Unity investment	––	5,381
Additions to property, plant and equipment	––	(2,812)
Net cash provided by (used in) investing activities	––	2,569

Effect of exchange rate changes on cash	(614)	(560)

Net change in cash	(91,935)	(152,503)

Cash and cash equivalents at beginning of period	644,365	1,009,996

Cash and cash equivalents at end of period	$552,430	$857,493

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$––	$––
Income taxes	$1,240	$164

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

            The condensed financial statements of the Company presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2011 included in the Company's 2011 Annual Report on Form 10-K.

The accompanying financial statements are unaudited. However, the condensed balance sheet as of December 31, 2011 was derived from audited financial statements. In the opinion of management, the accompanying financial statements include all adjustments, normal recurring adjustments, necessary for a fair presentation. On April 10, 2012 Zoom Telephonics, Inc. (“Zoom”) entered into a Loan and Security Agreement with Silicon Valley Bank (the “Loan Agreement”). The Loan Agreement provides for up to $1 million of revolving credit, subject to a borrowing base formula and other terms and conditions as specified in the Loan Agreement. The Loan Agreement has a one year term which expires April 9, 2013. Borrowings are secured by all of Zoom’s assets including Zoom’s intellectual property.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year. The Company has evaluated subsequent events from March 31, 2012 through the date of this filing and determined that there are no such events requiring recognition or disclosure in the financial statements except as described above.

 (2) Liquidity

Zoom’s cash balance on March 31, 2012 was $0.6 million, down $92 thousand from December 31, 2011. Zoom’s $0.1 million loss and $0.3 million increase in inventory decreased cash, and Zoom’s $0.2 million decrease in accounts receivable increased cash.

On March 31, 2012 the Company had working capital of $3.5 million including $0.6 million in cash and cash equivalents.  On December 31, 2011 we had working capital of $3.6 million including $0.6 million in cash and cash equivalents. Our current ratio at March 31, 2012 was 3.3 compared to 3.5 at December 31, 2011. Zoom had no long-term debt.

To conserve cash and manage our liquidity, we have implemented cost-cutting initiatives including the reduction of employee headcount and overhead costs. On March 31, 2012 our headcount was 31 including 27 full-time employees, 3 part-time employees and 1 contractor, compared to 37 as of March 31, 2011. As of May 2, 2012 we had 30 employees and 2 contractors.  We plan to continue to assess our cost structure as it relates to our revenues and cash position, and we may make further reductions if the actions are deemed necessary.

The Company is continuing to develop new products and to take other measures to increase sales.  Increasing sales typically result in increased inventory and higher accounts receivable, both of which reduce cash.  Zoom has two significant accounts who buy from Zoom on a consignment basis.  Consigned inventory tends to result in the slowest payment to Zoom, since Zoom is only paid after the consigned inventory is sold by Zoom’s customer.

The Company has in the past increased its cash by offering fast-pay discounts to certain accounts.  To reduce the need for fast-pay discounts and to give Zoom more operating flexibility, we recently established an asset-based bank line of credit of up to $1 million.  The amount actually available under the line of credit is contingent on Zoom meeting certain financial metrics and covenants.

The Company has had recurring net losses and continues to experience negative cash flows from operations. If these losses continue, management does not believe the Company has sufficient resources to fund its normal operations over the next 12 months.  The Company may need to raise capital.  Additional financing may not be available on terms favorable to the Company, or at all.  If these funds are not available, the Company may not be able to execute its business plan or take advantage of business opportunities.  The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain.  In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is substantial doubt as to its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 (3) Inventories

Inventories consist of :	March 31, 2012	December 31, 2011
Raw materials	$1,169,742	$815,357
Work in process	59,367	25,641
Finished goods (including $696,000 and $822,000 held by a customer at March 31, 2012 and December 31, 2011, respectively)	1,743,867	1,881,785
Total inventories	$2,972,976	$2,722,783

(4) Comprehensive Income (Loss)

Comprehensive income (loss) follows:

	Three Months Ended March 31,
	2012	2011
Net income (loss)	$(114,267)	$(284,602)
Foreign currency translation adjustment	6,546	8,706
Unrealized gain (loss) on securities	8,120	(77,358)
Comprehensive income (loss)	$(99,601)	$(353,254)

(5) Contingencies

The Company is not currently party to any lawsuit, but lawsuits may occur in the ordinary course of business. The Company evaluates such lawsuits and proceedings on a case-by-case basis, and its policy is to vigorously contest any such claims that it believes are without merit.

(6) Segment and Geographic Information

The Company’s operations are classified as one reportable segment. The Company’s net sales by geographic region follow:

	Three Months		Three Months
	Ended	% of	Ended	% of
	March 31, 2012	Total	March 31, 2011	Total
North America	$3,683,732	93%	$2,503,364	89%
UK	129,321	3%	172,427	6%
All Other	164,447	4%	132,471	5%
Total	$3,977,500	100%	$2,808,262	100%

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

Relatively few customers have accounted for a substantial portion of the Company’s net sales.  In the first quarter of 2012, three customers accounted for 70% of our total net sales. In the first quarter of 2011, three customers accounted for 58% of the Company’s total net sales.

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

On September 30, 2009 the Company received a cash payment of $766,950 in connection with Telesphere Networks’ purchase of the VoIP services business of Unity, including Zoom’s preferred stock investment described above. The transaction called for additional periodic payments totaling $43,050 over 24 months beginning in October 2009 and a final payment of $150,000 on September 30, 2011, or $960,000 in total. As of December 31, 2011, all payments had been received with regard to this transaction.

(9) Valuation of Marketable Securities

In October 2010, Zoom Telephonics, Inc. entered into an agreement with Zoom Technologies, Inc. (Nasdaq: ZOOM) in which Zoom Telephonics transferred its rights to the zoom.com domain name and certain trademark rights in exchange for 80,000 shares of Zoom Technologies common stock. The Company did not sell any Zoom Technologies shares during the first quarter of 2012.  The closing price of Zoom Technologies common stock declined from $4.47 on December 31, 2010 to $1.13 on March 31, 2012.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the safe harbor statement and the risk factors contained in Item IA of Part II of this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 30, 2012 and in our other filings with the SEC. Readers should also be cautioned that results of any reported period are often not indicative of results for any future period.

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

Since 1983 our headquarters has been near South Station in downtown Boston. Zoom historically owned two adjacent buildings which connect on most floors, and which house our entire Boston staff. In December 2006 we sold our headquarters buildings to a third party, with a two-year lease-back of approximately 25,000 square feet of the 62,000 square foot facility. Our net sale proceeds were approximately $7.7 million of which approximately $3.6 million was repaid to our mortgage holder, eliminating the mortgage debt from our balance sheet. On January 1, 2009 we reduced our leased Boston space from 25,000 square feet to 14,400 square feet with an increase in rent per square foot, resulting in a savings in 2009 of $54,000.  In May 2010, we signed a second lease amendment extending the term of the lease to April 30, 2016 with a six month termination option starting December 1, 2011.  In December 2011, we signed a third lease amendment reducing our leased space by 3,800 square feet effective June 1, 2012, with an associated decrease in lease expense.

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

Generally our gross margin for a given product depends on a number of factors including the type of customer to whom we are selling. Gross margin for dial-up modems is typically significantly higher than gross margin for broadband modems.  The gross margin for retailers tends to be higher than for some of our other customers; but the sales, support, returns, and overhead costs associated with retailers also tend to be higher. Zoom’s sales to certain countries are currently handled by a single master distributor for each country who handles the support and marketing costs within the country. Gross margin for sales to these master distributors tends to be low, since lower pricing to these distributors helps them to cover the support and marketing costs for their country.

Over the past several years our net sales have declined. In response to declining sales volume, we have cut costs by reducing staffing and some overhead costs. Our total headcount was reduced from 37 on March 31, 2011 to 31 on March 31, 2012. As of May 2, 2012, Zoom had 30 full-time and part-time employees and 2 contractors. Of the 32 included in our headcount on May 2, 2012, 8 were engaged in research and development and quality control, 5 were involved in manufacturing oversight, purchasing, assembly, packaging and shipping, 12 were engaged in sales, marketing, technical support, and the remaining 7 performed accounting, administrative, management information systems, and executive functions. Zoom has implemented cost cutting measures including reducing our headcount and reducing the number of days that certain employees work. As a result, Zoom currently has 27 full-time employees and 3 employees working less than 5 days per week. Our dedicated manufacturing personnel in Mexico are employees of our Mexican manufacturing service provider and not included in our headcount.

Zoom’s cash balance on March 31, 2012 was $0.6 million, down $92 thousand from December 31, 2011. Zoom’s $0.1 million loss and $0.3 million increase in inventory decreased cash, and Zoom’s $0.2 million decrease in accounts receivable increased cash.

On March 31, 2012 the Company had working capital of $3.5 million including $0.6 million in cash and cash equivalents.  On December 31, 2011 we had working capital of $3.6 million including $0.6 million in cash and cash equivalents. Our current ratio at March 31, 2012 was 3.3 compared to 3.5 at December 31, 2011. Zoom had no long-term debt.

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

Product Returns. Products are returned by retail stores and distributors for inventory balancing, contractual stock rotation privileges, and warranty repair or replacements. We estimate the sales and cost value of expected future product returns of previously sold products. Our estimates for product returns are based on recent historical trends plus estimates for returns prompted by, among other things, announced stock rotations and announced customer store closings. Management reviews historical returns, current economic trends, and changes in customer demand and acceptance of our products when estimating sales return allowances. The estimate for future returns is recorded as a reserve against accounts receivable, a reduction in our net sales, and the corresponding change to inventory reserves and cost of sales. Product returns as a percentage of total shipments were 12.2% and 7.9% for the first quarter of 2012 and 2011, respectively.

Price Protection Refunds. We have a policy of offering price protection to certain of our retailer and distributor customers for some or all their inventory. Under the price protection policies, when we reduce our prices for a product, the customer receives a credit for the difference between the original purchase price and our reduced price for their unsold inventory of that product. Our estimates for price protection refunds are based on a detailed understanding and tracking by customer and by sales program. Estimated price protection refunds are recorded in the same period as the announcement of a pricing change. Information from customer inventory-on-hand reports or from direct communications with the customers is used to estimate the refund, which is recorded as a reduction of net sales and a reserve against accounts receivable. Reductions in our net sales due to price protection were negligible in both the first quarter of 2012 and the first quarter of 2011.

Sales and Marketing Incentives. Many of our retailer customers require sales and marketing support funding, usually set as a percentage of our sales in their stores. The incentives were reported as reductions in our net sales and were $81 thousand in the first quarter of 2012 and $160 thousand in the first quarter of 2011.

Consumer Mail-In and In-Store Rebates. Our estimates for consumer mail-in and in-store rebates are based on a detailed understanding and tracking by customer and sales program, supported by actual rebate claims processed by the rebate redemption centers plus an accrual for an estimated lag in processing at the redemption centers. The estimate for mail-in and in-store rebates is recorded as a reserve against accounts receivable and a reduction of net sales in the same period that the rebate obligation was triggered. Reductions in our net sales due to the consumer rebates were negligible in both the first quarter of 2012 and the first quarter of 2011.

To ensure that the sales, discounts, and marketing incentives are recorded in the proper period, we perform extensive tracking and documenting by customer, by period, and by type of marketing event. This tracking includes reconciliation to the accounts receivable records for deductions taken by our customers for these discounts and incentives.

Accounts Receivable Valuation. We establish accounts receivable valuation allowances equal to the above-discussed net sales adjustments for estimates of product returns, price protection refunds, consumer rebates, and general bad debt reserves. These allowances are reduced as actual credits are issued to the customer's accounts. Our bad-debt write-offs were negligible in both the first quarter of 2012 and the first quarter of 2011.

Inventory Valuation and Cost of Goods Sold. Inventory is valued at the lower of cost, determined by the first-in, first-out method, or market. We review inventories for obsolete slow moving products each quarter and make provisions based on our estimate of the probability that the material will not be consumed or that it will be sold below cost. Additional charges to inventory reserves related to obsolete and slow-moving products were negligible in both the first quarter of 2012 and the first quarter of 2011.

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

Significant management judgment is required in determining our provision for income taxes and any valuation allowances. We have recorded a 100% valuation allowance against our deferred income tax assets. It is management's estimate that, after considering all available objective evidence, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized. If we establish a record of continuing profitability, at some point we will be required to reduce the valuation allowance and recognize an equal income tax benefit which will increase net income in that period.

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

Valuation of Investments. In October 2010, Zoom Telephonics, Inc. entered into an agreement with Zoom Technologies, Inc. (Nasdaq: ZOOM) in which Zoom Telephonics transferred its rights to the zoom.com domain name and certain trademark rights in exchange for 80,000 shares of Zoom Technologies common stock. The Company did not sell any Zoom Technologies shares during the first quarter of 2012.  The closing price of Zoom Technologies common stock declined from $4.47 on December 31, 2010 to $1.13 on March 31, 2012.

Results of Operations

Summary. Net sales were $4.0 million for our first quarter ended March 31, 2012, up 41.6% from $2.8 million in the first quarter of 2011.  Zoom reported a net loss of $114 thousand or $0.02 per share for the first quarter of 2012 (“Q1 2012”), an improvement over Zoom’s net loss of $285 thousand or $0.05 per share for the first quarter of 2011 (“Q1 2011”).

Net Sales. Our total net sales for the first quarter of 2012 increased $1.2 million or 41.6% from the first quarter of 2011, primarily due to increased sales of cable modems.  Dial-up modem sales declined significantly from Q1 2011 to Q1 2012, and dial-up modems shrunk to 22% of Zoom’s net sales in Q1 2012.

Geographically, our North American sales increased their dominant share of our overall sales, going from 89.1% of our net sales in Q1 2011 to 92.6% in Q1 2012.  Our second largest market, the UK, experienced a decline from 6.1% of our net sales in Q1 2011 to 3.3% in Q1 2012.

In the quarter ended March 31, 2012 three customers accounted for 70% of total net sales. Because of our significant customer concentration, our net sales and operating income has fluctuated and could in the future fluctuate significantly due to changes in political or economic conditions or the loss, reduction of business, or less favorable terms for any of our significant customers.

Gross Profit. Gross profit was $989 thousand or 24.9% of net sales in Q1 2012, an increase from $808 thousand in Q1 2011 despite a decrease in gross margin from 28.8% of net sales in Q1 2011.  Gross profit increased due to higher sales, and gross margin decreased primarily because a lower percentage of our sales came from dial-up modems, which typically enjoy a higher margin than cable modems.

Selling Expense. Selling expense was $526 thousand or 13.2% of net sales in the first quarter of 2012 compared to $537 thousand or 19.1% of net sales in the first quarter of 2011.  Variable selling expenses increased due to increased revenues in Q1 2012 compared to Q1 2011, but this increase was offset by a decrease in Web-related advertising.

General and Administrative Expense. General and administrative expense was $315 thousand or 7.9% of net sales in the first quarter of 2012, down from $317 thousand or 11.3% of net sales in the first quarter of 2011. This small decrease was primarily due to lower personnel costs.

Research and Development Expense. Research and development expense was $260 thousand or 6.5% of net sales in the first quarter of 2012 and $237 thousand or 8.5% of net sales in the first quarter of 2011.  The increase was primarily due to increased costs relating to development of Zoom’s ZoomGuardtm product line.

Other Income (Expense). Other income (expense) was negligible in both the first quarter of 2012 and the first quarter of 2011.

Liquidity and Capital Resources

Zoom’s cash balance on March 31, 2012 was $0.6 million, down $92 thousand from December 31, 2011. Zoom’s $0.1 million loss and $0.3 million increase in inventory decreased cash, and Zoom’s $0.2 million decrease in accounts receivable increased cash.

On March 31, 2012 the Company had working capital of $3.5 million including $0.6 million in cash and cash equivalents.  On December 31, 2011 we had working capital of $3.6 million including $0.6 million in cash and cash equivalents. Our current ratio at March 31, 2012 was 3.3 compared to 3.5 at December 31, 2011. Zoom had no long-term debt.

To conserve cash and manage our liquidity, we have implemented cost-cutting initiatives including the reduction of employee headcount and overhead costs. On March 31, 2012 our headcount was 31 including 27 full-time employees, 3 part-time employees and 1 contractor, compared to 37 as of March 31, 2011. As of May 2, 2012 we had 30 employees and 2 contractors.  We plan to continue to assess our cost structure as it relates to our revenues and cash position, and we may make further reductions if the actions are deemed necessary.

The Company is continuing to develop new products and to take other measures to increase sales.  Increasing sales typically result in increased inventory and higher accounts receivable, both of which reduce cash.  Zoom has two significant customers who buy from Zoom on a consignment basis.  Consigned inventory tends to result in the slowest payment to Zoom, since Zoom is only paid after the consigned inventory is sold by Zoom’s customer.

The Company has in the past increased its cash by offering fast-pay discounts to certain customers.  To reduce the need for fast-pay discounts and to give Zoom more operating flexibility, we recently established an asset-based bank line of credit of up to $1 million.  The amount actually available under the line of credit is contingent on Zoom meeting certain financial metrics and covenants.

The Company has had recurring net losses and continues to experience negative cash flows from operations. If these losses continue, management does not believe the Company has sufficient resources to fund its normal operations over the next 12 months unless sales improve significantly or it raises capital.  Additional financing may not be available on terms favorable to the Company, or at all.  If these funds are not available, the Company may not be able to execute its business plan or take advantage of business opportunities.  The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain.  In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is substantial doubt as to its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Commitments

During the three months ended March 31, 2012, there were no material changes to our capital commitments and contractual obligations from those disclosed in our Form 10-K for the year ended December 31, 2011.

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

In some cases, you can identify forward-looking statements by terms such as "may," "will, " "should," "could," "would," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential" and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in our future financial results include those discussed in the risk factors set forth in Item 1A of Part II below as well as those discussed elsewhere in this report, in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 30, 2012 and in our other filings with the SEC.

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

As of March 31, 2012 we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1A.	RISK FACTORS

This report contains forward-looking statements that involve risks and uncertainties, such as statements of our objectives, expectations and intentions. The cautionary statements made in this report are applicable to all forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 30, 2012, as well as those discussed in this report and in our other filings with the SEC.

We may require additional funding, which may be difficult to obtain on favorable terms, if at all.

Over the next twelve months we may require additional funding if, for instance, we experience losses. We currently have a line of credit of up to $1 million from which we can borrow, and this line is subject to covenants that must be met.  It is not certain whether all or part of this line of credit will be available to us in the future; and other sources of financing may not be available to us on a timely basis if at all, or on terms acceptable to us. If we fail to obtain acceptable additional financing when needed, we may not have sufficient resources to fund our normal operations; and this would have a material adverse effect on our business.

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

ZOOM TELEPHONICS, INC. (Registrant)

Date: May 15, 2012	By:	/s/ Frank B. Manning
Frank B. Manning, President, Chief Executive Officer and Acting Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.