Form 10-Q
period 2012-06-30
Zoom Telephonics, Inc.
filed 2012-08-14
CIK 1467761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q
______________

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of June 30, 2012, was 6,973,704 shares.

ZOOM TELEPHONICS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ZOOM TELEPHONICS, INC.
Condensed Balance Sheets (Unaudited)

ASSETS	June 30, 2012	December 31, 2011
Current assets
Cash and cash equivalents	$63,361	$644,365
Marketable securities	83,200	82,280
Accounts receivable, net of allowances of $818,303 at June 30, 2012 and $624,481 at December 31, 2011	1,896,871	1,399,046
Inventories	2,820,516	2,722,783
Prepaid expenses and other current assets	161,518	185,348
Total current assets	5,025,466	5,033,822

Equipment, net	28,344	20,168
Total assets	$5,053,810	$5,053,990

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank debt	$526,000	$––
Accounts payable	868,202	1,058,942
Accrued expenses	330,430	373,394
Total current liabilities	1,724,632	1,432,336

Total liabilities	1,724,632	1,432,336

Stockholders' equity
Common stock, $0.01 par value:
Authorized - 25,000,000 shares; issued and outstanding – 6,973,704 shares at June 30, 2012 and December 31, 2011	69,737	69,737
Additional paid-in capital	33,891,519	33,864,793
Accumulated deficit	(30,763,574)	(30,438,446)
Accumulated other comprehensive income (loss)	131,496	125,570
Total stockholders' equity	3,329,178	3,621,654
Total liabilities and stockholders' equity	$5,053,810	$5,053,990

See accompanying notes.

ZOOM TELEPHONICS, INC.
Condensed Statement of Operations and
Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net sales	$3,831,222	$3,165,890	$7,808,722	$5,974,152
Cost of goods sold	2,911,176	2,417,445	5,899,715	4,417,528
Gross profit	920,046	748,445	1,909,007	1,556,624

Operating expenses:
Selling	500,837	582,157	1,027,023	1,119,076
General and administrative	299,095	290,175	613,747	607,073
Research and development	321,595	273,805	582,005	511,363
	1,121,527	1,146,137	2,222,775	2,237,512

Operating profit (loss)	(201,481)	(397,692)	(313,768)	(680,888)

Other:
Interest income	41	107	81	435
Other, net	(8,803)	72,258	(9,584)	70,688
Total other income (expense), net	(8,762)	72,365	(9,503)	71,123

Income (loss) before income taxes	(210,243)	(325,327)	(323,271)	(609,765)

Income taxes (benefit)	617	742	1,857	906

Net income (loss)	$(210,860)	$(326,069)	$(325,128)	$(610,671)

Other comprehensive income (loss):
Foreign currency translation adjustments	(1,540)	(2,893)	5,006	5,813
Unrealized gain (loss) for the period	(7,200)	(58,274)	920	(135,632)

Total comprehensive income (loss)	$(219,600)	$(387,236)	$(319,202)	$(740,490)

Basic and diluted net income (loss) per share	$(0.03)	$(0.06)	$(0.05)	$(0.11)

Weighted average common and common equivalent shares:
Basic and diluted	6,973,704	5,450,622	6,973,704	5,450,622

See accompanying notes.

ZOOM TELEPHONICS, INC.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Operating activities:
Net income (loss)	$(325,128)	$(610,671)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,245	15,743
Stock based compensation	26,726	54,763
(Reversal of) provision for accounts receivable allowances	193,821	(31,059)
Changes in operating assets and liabilities:
Accounts receivable	(689,031)	(282,438)
Inventories	(96,894)	(239,243)
Prepaid expenses and other assets	24,311	(42,716)
Accounts payable and accrued expenses	(232,755)	1,037,074
Net cash provided by (used in) operating activities	(1,092,705)	(98,547)

Investing activities:

Proceeds from sale of Unity investment	––	16,144
Additions to property, plant and equipment	(14,421)	(2,749)
Net cash provided by (used in) investing activities	(14,421)	13,395

Financing activities:
Proceeds from bank loan	526,000	––
Net cash provided by (used in) financing activities	526,000	––

Effect of exchange rate changes on cash	122	(453)

Net change in cash	(581,004)	(85,605)

Cash and cash equivalents at beginning of period	644,365	1,009,996

Cash and cash equivalents at end of period	$63,361	$924,391

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$7,278	$––
Income taxes	$1,857	$906

See accompanying notes.

ZOOM TELEPHONICS, INC.
Notes to Condensed Financial Statements
(Unaudited)

(1) Summary of Significant Accounting Policies

On January 28, 2009, Zoom Technologies, Inc. entered into a Share Exchange Agreement (the “Agreement”) with Tianjin Tong Guang Group Digital Communication Co., Ltd (“TCB Digital”), TCB Digital’s majority shareholder, Gold Lion Holding Limited (“Gold Lion”) and Lei Gu (“Gu”), a shareholder of Gold Lion. On May 12, 2009, the parties amended the Agreement to, among other actions, add Songtao Du (“Du”), a shareholder of Gold Lion, as a party to the Agreement. On September 22, 2009, pursuant to the Agreement, Zoom Technologies acquired all the outstanding shares of Gold Lion. In addition, as part of the transaction, Zoom Technologies spun off its then-current business, which consisted of its ownership of Zoom Telephonics, to its stockholders, by distributing and transferring its assets and liabilities to Zoom Telephonics and issuing a dividend of the Zoom Telephonics’ shares to its stockholders.  Upon completion of the spin-off, Zoom Telephonics became a separate publicly traded company.

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” and the “Company” mean Zoom Telephonics, Inc. (unless the context indicates a different meaning).

The Company has had recurring net losses and continues to experience negative cash flows from operations. To conserve cash and manage liquidity, the Company has implemented cost cutting initiatives including the reduction of employee headcount and overhead costs.  Furthermore, management does not believe the Company has sufficient resources to fund its normal operations over the next 12 months unless sales or gross margin improves significantly or the Company raises capital. Additional financing may not be available on terms favorable to the Company, or at all.  If these funds are not available, the Company may not be able to execute its business plan or take advantage of business opportunities.  The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain.  In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is substantial doubt as to its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year. The Company has evaluated subsequent events from June 30, 2012 through the date of this filing and determined that there are no such events requiring recognition or disclosure in the financial statements.

 (2) Liquidity

Zoom’s cash balance on June 30, 2012 was $63 thousand, down $581 thousand from December 31, 2011. Zoom’s $0.5 million increase in accounts receivable and $0.3 million loss for the first half of 2012 decreased cash.  Zoom’s $0.5 million increase in bank debt increased cash allowing Zoom to significantly lower early-pay discounts and thereby reduce the cash associated with early payment of receivables.

On June 30, 2012 the Company had working capital of $3.3 million including $63 thousand in cash and cash equivalents.  On December 31, 2011 we had working capital of $3.6 million including $644 thousand in cash and cash equivalents. Our current ratio at June 30, 2012 was 2.9 compared to 3.5 at December 31, 2011. The primary reasons for the lower current ratio were Zoom’s loss of $0.3 million for the first half of 2012 and the increase in bank debt of $526 thousand which was primarily used to fund the $497 thousand increase in net accounts receivable in order for the Company to reduce the need for fast-pay discounts and give the Company more operating flexibility.

To conserve cash and manage our liquidity, we have implemented cost-cutting initiatives including the reduction of employee headcount and overhead costs. On June 30, 2012 we had a headcount of 32, including 30 employees and 2 contractors compared to 37 as of June 30, 2011. We plan to continue to assess our cost structure as it relates to our revenues and cash position, and we may make further reductions if the actions are deemed necessary.

The Company is continuing to develop new products and to take other measures to increase sales.  Increasing sales typically results in increased inventory and higher accounts receivable, both of which reduce cash.  Zoom has two significant accounts who buy from Zoom on a consignment basis.  Consigned inventory tends to result in slow payment to Zoom, since Zoom is only paid after the consigned inventory is sold by Zoom’s customer.

The Company has in the past increased its cash by offering fast-pay discounts to certain accounts.  In April 2012 we established an asset-based bank line of credit of up to $1 million to reduce the need for fast-pay discounts and to give Zoom more operating flexibility. The amount actually available under the line of credit is contingent on Zoom meeting certain financial metrics and covenants.

The Company has had recurring net losses and continues to experience negative cash flows from operations. To conserve cash and manage liquidity, the Company has implemented cost cutting initiatives.  However, management does not believe the Company has sufficient resources to fund its normal operations over the next 12 months unless sales or gross margin improves significantly or the Company raises capital. Additional financing may not be available on terms favorable to the Company, or at all.  If these funds are not available, the Company may not be able to execute its business plan or take advantage of business opportunities.  The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain.  In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is substantial doubt as to its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 (3) Inventories

Inventories consist of :	June 30, 2012	December 31, 2011
Raw materials	$1,094,730	$815,357
Work in process	97,289	25,641
Finished goods (including $649,000 and $822,000 held by customers at June 30, 2012 and December 31, 2011, respectively)	1,628,497	1,881,785
Total inventories	$2,820,516	$2,722,783

(4) Contingencies

The Company is not currently party to any lawsuit, but lawsuits may occur in the ordinary course of business. The Company evaluates such lawsuits and proceedings on a case-by-case basis, and its policy is to vigorously contest any such claims that it believes are without merit.

(5) Segment and Geographic Information

The Company’s operations are classified as one reportable segment. The Company’s net sales by geographic region follow:

	Three Months Ended June 30, 2012	% of Total	Three Months Ended June 30, 2011	% of Total	Six Months Ended June 30, 2012	% of Total	Six Months Ended June 30, 2011	% of Total
North America	$3,413,951	89%	$2,849,980	90%	$7,097,682	91%	$5,353,330	90%
UK	137,488	4%	188,751	6%	266,809	3%	361,178	6%
All Other	279,783	7%	127,159	4%	444,231	6%	259,644	4%
Total	$3,831,222	100%	$3,165,890	100%	$7,808,722	100%	$5,974,152	100%

(6) Customer Concentrations

The Company sells its products primarily through high-volume retailers and distributors, Internet service providers, value-added resellers, PC system integrators, and original equipment manufacturers ("OEMs"). The Company supports its major accounts in their efforts to discern strategic directions in the market, to maintain appropriate inventory levels, and to offer a balanced selection of attractive products.

Relatively few customers have accounted for a substantial portion of the Company’s revenues.  In the second quarter of 2012, three customers accounted for 62% of the Company’s total net sales. In the second quarter of 2011, three customers accounted for 46% of the Company’s total net sales. In the first six months of 2012 the Company's net sales to its top three customers accounted for 66% of its total net sales. In the first six months of 2011 the Company’s net sales to its top three customers accounted for 51% of its total net sales.

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

(7) Investments

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

(8) Valuation of Marketable Securities

In October 2010, Zoom Telephonics, Inc. entered into an agreement with Zoom Technologies, Inc. (Nasdaq: ZOOM) in which Zoom Telephonics transferred its rights to the zoom.com domain name and certain trademark rights in exchange for 80,000 shares of Zoom Technologies common stock. The Company did not sell any Zoom Technologies shares during Q2 2012.  The closing price of Zoom Technologies common stock increased from $1.03 on December 31, 2011 to $1.04 on June 30, 2012.

(9)  Bank Credit Line

On April 10, 2012 Zoom Telephonics, Inc. entered into a Loan and Security Agreement with Silicon Valley Bank (the “Loan Agreement”). This Loan Agreement was filed with the SEC in an 8-K dated April 13, 2012. The Loan Agreement provides for up to $1 million of revolving credit, subject to a borrowing base formula and other terms and conditions as specified in the Loan Agreement.  The  Company’s most recent charge for the month of June was an annualized interest rate of 9%, but this may increase depending on Zoom’s balance sheet as specified in the Loan Agreement.  Our outstanding bank debt at June 30, 2012 was $526,000.  The Loan Agreement has a one year term which expires April 9, 2013. Borrowings are secured by all of Zoom’s assets including Zoom’s intellectual property. The Loan Agreement contains several covenants, including a requirement that Zoom maintain a tangible net worth of at least $3.0 million.

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

Overview

We derive our net sales primarily from sales of Internet-related communication products, principally fixed and mobile broadband modems and modem/routers, dial-up modems, WiFi® compatible and Bluetooth® wireless products, and other communication-related products.  We sell these products primarily to retailers, distributors, Internet Service Providers and Original Equipment Manufacturers. We sell our products through a direct sales force and through independent sales agents. Our employees are primarily located at our headquarters in Boston, Massachusetts and in our sales office in the United Kingdom.  We are experienced in electronics hardware, firmware, and software design and test, regulatory approvals, product documentation, and packaging; and we use that experience in developing each product in-house or in partnership with suppliers who are typically based in Asia. Electronic assembly and testing of the Company’s products in accordance with our specifications is typically done in China or Taiwan.

For many years we performed most of the final assembly, test, packaging, warehousing and distribution at a production and warehouse facility on Summer Street in Boston, Massachusetts, which had also engaged in firmware programming for some products. On June 30, 2006 we announced our plans to move most of our Summer Street operations to a dedicated facility in Tijuana, Mexico commencing approximately September 1, 2006, and we have since implemented that plan. In August 2006 we signed a lease for a 35,575 square foot manufacturing and warehousing facility in Tijuana, Mexico with an initial lease term from October 2006 to May 2007, with five two-year options thereafter.  In February, 2007 we renegotiated the first renewal term and signed a one-year extension starting in May 2007, with five two-year options thereafter. We signed a one-year extension starting in May 2008.  In March 2009 we signed a one-year lease with one one-year option for a smaller facility for lower cost.  In March 2011 we signed a one-year lease extension starting May 1, 2011, with three one-year renewal options thereafter. In April 2012 we exercised the first lease renewal, so now two one-year renewal options remain.

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

For many years we derived a majority of our net sales from the retail after-market sale of dial-up modems to customers seeking to add or upgrade a modem for their personal computers. In recent years the size of this market and our sales to this market have declined, as personal computer manufacturers have incorporated a modem as a built-in component in most consumer personal computers and as increasing numbers of consumers world-wide have switched to broadband Internet access. The consensus of communications industry analysts is that after-market sales of dial-up modems will probably continue to decline. There is also consensus among industry analysts that the installed base for broadband Internet connection devices, such as cable modems and DSL modems and mobile broadband modems, will grow rapidly during the decade. In response to increased and forecasted worldwide demand for faster connection speeds and increased modem functionality, we have invested and continue to invest resources to advance our product line of broadband modems, which consists of DSL modems and cable modems.

We continually seek to improve our product designs and manufacturing approach in order to improve product performance and reduce our costs. We pursue a strategy of outsourcing rather than internally developing our product chipsets, which are application-specific integrated circuits that form the technology base for our modems and some other products. By outsourcing the chipset technology, we are able to concentrate our research and development resources on performance and system features, leverage the extensive research and development capabilities of our chipset suppliers, and reduce our development time and associated costs and risks. This approach has allowed us to quickly develop new products while maintaining a relatively low level of research and development expense as a percentage of net sales. Our approach to ZoomGuard is different and more engineering intensive though, since our ZoomGuard hardware designs employ a microprocessor that uses Zoom-developed firmware and that relies on Web-centric software for setup, monitoring, and control.

We also outsource aspects of our manufacturing to contract manufacturers and original design manufacturers as a means of reducing our costs of production, and to provide us with greater flexibility in our production capacity.

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

Over the past several years our net sales declined primarily because our dial-up modem sales declined faster than growth in sales of our other products.  In recent quarters our sales have increased, but in most of those quarters we have continued to experience losses. In response to continued losses and in an effort to achieve profitability, we have cut costs by reducing staffing and some overhead costs. Our total headcount was reduced from 37 on June 30, 2011 to 32 on June 30, 2012.  As of July 24, 2012, Zoom had 30 employees and 2 contractors. Of the 32 included in our headcount on July 24, 2012, 8 were engaged in research and development and quality control, 5 were involved in manufacturing oversight, purchasing, assembly, packaging and shipping, 12 were engaged in sales, marketing and customer support, and the remaining 7 performed accounting, administrative, management information systems, and executive functions. Zoom has implemented cost cutting measures including reducing our headcount and reducing the number of days that certain employees work. As a result, Zoom currently has 27 full-time employees and 3 employees working less than 5 days per week. Our dedicated manufacturing personnel in Mexico are employees of our Mexican manufacturing service provider and not included in our headcount.

Zoom’s cash balance on June 30, 2012 was $63 thousand, down $581 thousand from December 31, 2011. Zoom’s $0.5 million increase in accounts receivable and $0.3 million loss for the first half of 2012 decreased cash.  Zoom’s $0.5 million increase in bank debt increased cash as Zoom moved to minimize fast-pay discounts and thereby increased the time to collect receivables.

On June 30, 2012 the Company had working capital of $3.3 million including $63 thousand in cash and cash equivalents.  On December 31, 2011 we had working capital of $3.6 million including $644 thousand in cash and cash equivalents. Our current ratio at June 30, 2012 was 2.9 compared to 3.5 at December 31, 2011. The primary reasons for the lower current ratio were Zoom’s loss of $0.3 million for the first half of 2012 and the increase in bank debt of $526 thousand which was primarily used to fund a $497 thousand increase in net accounts receivable.

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

Product Returns. Products are returned by retail stores and distributors for inventory balancing, contractual stock rotation privileges, and warranty repair or replacements. We estimate the sales and cost value of expected future product returns of previously sold products. Our estimates for product returns are based on recent historical trends plus estimates for returns prompted by, among other things, announced stock rotations and announced customer store closings. Management reviews historical returns, current economic trends, and changes in customer demand and acceptance of our products when estimating sales return allowances. The estimate for future returns is recorded as a reserve against accounts receivable, a reduction in our net sales, and the corresponding change to inventory reserves and cost of sales. Product returns as a percentage of total shipments were 13.3% and 8.7% for the second quarter of 2012 and 2011, respectively.

Price Protection Refunds. We have a policy of offering price protection to certain of our retailer and distributor customers for some or all of their inventory. Under the price protection policies, when we reduce our prices for a product, the customer receives a credit for the difference between the original purchase price and our reduced price for their unsold inventory of that product. Our estimates for price protection refunds are based on a detailed understanding and tracking by customer and by sales program. Estimated price protection refunds are recorded in the same period as the announcement of a pricing change. Information from customer inventory-on-hand reports or from direct communications with the customers is used to estimate the refund, which is recorded as a reduction of net sales and a reserve against accounts receivable. Reductions in our net sales due to price protection were negligible in the second quarter of 2012 and $40 thousand in the second quarter of 2011.

Sales and Marketing Incentives. Many of our retailer customers require sales and marketing support funding, usually set as a percentage of our sales in their stores. The incentives were reported as reductions in our net sales and were $65 thousand in the second quarter of 2012 and $69 thousand in the second quarter of 2011.

Consumer Mail-In and In-Store Rebates. Our estimates for consumer mail-in and in-store rebates are based on a detailed understanding and tracking by customer and sales program, supported by actual rebate claims processed by the rebate redemption centers plus an accrual for an estimated lag in processing at the redemption centers. The estimate for mail-in and in-store rebates is recorded as a reserve against accounts receivable and a reduction of net sales in the same period that the rebate obligation was triggered. Reductions in our net sales due to the consumer rebates were negligible in both the second quarter of 2012 and the second quarter of 2011.

To ensure that the sales, discounts, and marketing incentives are recorded in the proper period, we perform extensive tracking and documenting by customer, by period, and by type of marketing event. This tracking includes reconciliation to the accounts receivable records for deductions taken by our customers for these discounts and incentives.

Accounts Receivable Valuation. We establish accounts receivable valuation allowances equal to the above-discussed net sales adjustments for estimates of product returns, price protection refunds, consumer rebates, and general bad debt reserves. These allowances are reduced as actual credits are issued to the customer's accounts. Our bad-debt write-offs were negligible in both the second quarter of 2012 and the second quarter of 2011.

Inventory Valuation and Cost of Goods Sold. Inventory is valued at the lower of cost, determined by the first-in, first-out method, or market. We review inventories for obsolete slow moving products each quarter and make provisions based on our estimate of the probability that the material will not be consumed or that it will be sold below cost. Additional charges to inventory reserves related to obsolete and slow-moving products were negligible in both the second quarter of 2012 and the second quarter of 2011.

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

As of December 31, 2011 the Company had federal net operating loss carry forwards of approximately $47,017,000 which are available to offset future taxable income. They are due to expire in varying amounts from 2018 to 2031. As of December 31, 2011, the Company had Massachusetts state net operating loss carry forwards of approximately $15,797,000 which are available to offset future taxable income. They are due to expire in varying amounts from 2012 through 2032.

Valuation of Investments. In October 2010, Zoom Telephonics, Inc. entered into an agreement with Zoom Technologies, Inc. (Nasdaq: ZOOM) in which Zoom Telephonics transferred its rights to the zoom.com domain name and certain trademark rights in exchange for 80,000 shares of Zoom Technologies common stock. The Company did not sell any Zoom Technologies shares during the first quarter of 2012.  The closing price of Zoom Technologies common stock increased from $1.03 on December 31, 2011 to $1.13 on March 30, 2012.

Results of Operations

Summary. Net sales were $3.8 million for our second quarter ended June 30, 2012 (“Q2 2012”), up 21.0% from $3.2 million in the second quarter of 2011 (“Q2 2011”). Zoom reported a net loss of $211 thousand or $0.03 per share for Q2 2012, compared to Zoom’s net loss of $326 thousand or $0.06 per share for Q2 2011. Net sales were $7.8 million for the six months ended June 30, 2012, up 30.7% from $6.0 million for the six months ended June 30, 2011. We had a net loss of $0.3 million for the six months ended June 30, 2012 compared to a net loss of $0.6 million for the six months ended June 30, 2011.  Loss per diluted share was $0.05 in the six months ended June 30, 2012 compared to $0.11 for the six months ended June 30, 2011.

Net Sales. Our total net sales for the second quarter of 2012 increased $0.7 million or 21.0% from the second quarter of 2011, primarily because increased cable modem and cable modem/router sales made up for continued sales declines of dial-up modems and lower sales of mobile broadband products.  The increase in cable modem sales was primarily due to an increase in sales of Zoom’s DOCSIS 3.0 cable modems in the United States.  Dial-up modem sales declined due to the trend toward broadband modems for Internet access.  Mobile broadband sales declined primarily due to weak sell-through at retailers.

Our total net sales for the first half of 2012 increased $1.8 million or 30.7% from the first half of 2011, primarily due to increased sales of cable modems and cable modem/routers offset by decreases in dial-up modems and mobile broadband products for the reasons discussed above.

Geographically, our North American sales continued their dominant share of our overall sales, going from 90% of our net sales in Q2 2011 to 89% in Q2 2012.  Our second largest market, the UK, experienced a decline from 6% of our net sales in Q2 2011 to 4% in Q2 2012.  International sales outside the UK grew from 4% of our net sales in Q2 2011 to 7% of our net sales in Q2 2012, primarily due to growth in Latin America.

In the quarter ended June 30, 2012 three customers accounted for 62% of total net sales. In the first six months of 2012 the Company's top three customers accounted for 66% of total net sales. Because of our significant customer concentration, our net sales and operating income have fluctuated and could in the future fluctuate significantly due to changes in political or economic conditions or the loss, reduction of business, or less favorable terms for any of our significant customers.

Gross Profit. Gross profit was $920 thousand or 24.0% of net sales in Q2 2012, up from $749 thousand or 23.6% of net sales in Q2 2011.  The increase in gross profit was primarily due to higher sales.

Gross profit was $1.91 million for the first 6 months of 2012, up $352 thousand from gross profit of $1.56 million for the first 6 months of 2011. Our gross margin for the first 6 months of 2012 was 24.4%, down slightly from our gross margin of 26.1% for the first 6 months of 2011, due primarily to a shift in sales mix toward lower-margin products.

Selling Expense. Selling expense was $501 thousand or 13.1% of net sales in the second quarter of 2012, down from $582 thousand or 18.4% of net sales in the second quarter of 2011.  The decrease was primarily due to lower freight costs and lower search-related advertising costs.

General and Administrative Expense. General and administrative expense was $299 thousand or 7.8% of net sales in the second quarter of 2012, up from $290 thousand or 9.2% of net sales in the second quarter of 2011. General and administrative expense was $614 thousand or 7.9% for the first half of 2012, up slightly from $607 thousand or 10.2 % for the first half of 2011.

Research and Development Expense. Research and development expense was $322 thousand or 8.4% of net sales in the second quarter of 2012 and $274 thousand or 8.6% of net sales in the second quarter of 2011.  R&D expenses increased due primarily to higher costs for cable modem certification and new product engineering. Research and development expense was $582 thousand or 7.5% of net sales in the first half of 2012, up 13.8% from $511 thousand or 8.6% of net sales in the first half of 2011, also due to higher costs for cable modem certification and new product engineering.

Other Income (Expense). Other expense was $9 thousand in the second quarter of 2012 and other income was $72 thousand in the second quarter of 2011. Other expense in the second quarter of 2012 is primarily interest expense related to our bank credit line. The other income in the second quarter of 2011 was due to a one-time settlement on a Hayes AT&T receivable claim from several years ago.

Net Loss. The net loss was $211 thousand for the second quarter of 2012, compared to the net loss of $326 thousand for the second quarter of 2011.  The decrease in net loss was primarily due to increased sales in the second quarter of 2012.  The net loss was $325 thousand for the first half of 2012, compared to the net loss of $611 thousand for the first half of 2011.  The decrease in net loss was due to higher sales in the first half of 2012.

Liquidity and Capital Resources

Zoom’s cash balance on June 30, 2012 was $63 thousand, down $581 thousand from December 31, 2011. Zoom’s $0.5 million increase in accounts receivable and $0.3 million loss for the first half of 2012 decreased cash.  Zoom’s $0.5 million increase in bank debt increased cash, allowing Zoom to significantly lower early-pay discounts and thereby reduce the cash associated with early payment of  receivables.

On June 30, 2012 the Company had working capital of $3.3 million including $63 thousand in cash and cash equivalents.  On December 31, 2011 we had working capital of $3.6 million including $644 thousand in cash and cash equivalents. Our current ratio at June 30, 2012 was 2.9 compared to 3.5 at December 31, 2011. The primary reasons for the lower current ratio were Zoom’s loss of $0.3 million for the first half of 2012 and the increase in bank debt of $526 thousand which was primarily used to fund a $497 thousand increase in net accounts receivable in order for the Company to reduce the need for fast-pay discounts and give the Company more operating flexibility.

To conserve cash and manage our liquidity, we have implemented cost-cutting initiatives including the reduction of employee headcount and overhead costs. On June 30, 2012 we had a headcount of 32, including 30 employees and 2 contractors compared to 37 as of June 30, 2011. We plan to continue to assess our cost structure as it relates to our revenues and cash position, and we may make further reductions if the actions are deemed necessary.

The Company is continuing to develop new products and to take other measures to increase sales.  Increasing sales typically results in increased inventory and higher accounts receivable, both of which reduce cash.  Zoom has two significant accounts who buy from Zoom on a consignment basis.  Consigned inventory tends to result in slow payment to Zoom, since Zoom is only paid after the consigned inventory is sold by Zoom’s customer.

The Company has in the past increased its cash by offering fast-pay discounts to certain accounts.  To reduce the need for fast-pay discounts and to give Zoom more operating flexibility, in April 2012 we established an asset-based bank line of credit of up to $1 million.  The amount actually available under the line of credit is contingent on Zoom meeting certain financial metrics and covenants.

The Company has had recurring net losses and continues to experience negative cash flows from operations. To conserve cash and manage liquidity, the Company has implemented cost cutting initiatives.  However, management does not believe the Company has sufficient resources to fund its normal operations over the next 12 months unless sales or gross margin improves significantly or the Company raises capital. Additional financing may not be available on terms favorable to the Company, or at all.  If these funds are not available, the Company may not be able to execute its business plan or take advantage of business opportunities.  The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain.  In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales or gross margin, there is substantial doubt as to its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Commitments

During the six months ended June 30, 2012, there were no material changes to our capital commitments and contractual obligations from those disclosed in our Form 10-K for the year ended December 31, 2011 with the exception of the Loan Agreement signed April 10, 2012 as reported in Footnote 9.

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

As of June 30, 2012 we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

Over the next twelve months we may require additional funding if, for instance, we experience losses. We currently have a bank line of credit of up to $1 million from which we can borrow, and this line is subject to covenants that must be met.  It is not certain whether all or part of this line of credit will be available to us in the future; and other sources of financing may not be available to us on a timely basis if at all, or on terms acceptable to us. If we fail to obtain acceptable additional financing when needed, we may not have sufficient resources to fund our normal operations and this would have a material adverse effect on our business.

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

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description

10.1	Loan and Security Agreement, dated April 10, 2012, between Zoom Telephonics, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Form 8-K dated April 13, 2012).

10.2	Intellectual Property Security Agreement, dated April 10, 2012, between Zoom Telephonics, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.2 to the Form 8-K dated April 13, 2012).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ZOOM TELEPHONICS, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZOOM TELEPHONICS, INC. (Registrant)

Date: August 14, 2012	By:	/s/ Frank B. Manning
Frank B. Manning, President, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.1	Loan and Security Agreement, dated April 10, 2012, between Zoom Telephonics, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Form 8-K dated April 13, 2012).

10.2	Intellectual Property Security Agreement, dated April 10, 2012, between Zoom Telephonics, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.2 to the Form 8-K dated April 13, 2012).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.