Form 10-Q
period 2012-09-30
Zoom Telephonics, Inc.
filed 2012-11-14
CIK 1467761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of November 9, 2012, was 6,973,704 shares.

ZOOM TELEPHONICS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ZOOM TELEPHONICS, INC.
Condensed Balance Sheets
 (Unaudited)

ASSETS	September 30, 2012	December 31, 2011
Current assets
Cash and cash equivalents	$178,321	$644,365
Marketable securities	70,400	82,280
Accounts receivable, net of allowances of $843,530 at September 30, 2012 and $624,481 at December 31, 2011	1,877,180	1,399,046
Inventories	3,141,991	2,722,783
Prepaid expenses and other current assets	170,611	185,348
Total current assets	5,438,503	5,033,822

Equipment, net	30,796	20,168
Total assets	$5,469,299	$5,053,990

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank debt	$796,000	$––
Accounts payable	1,146,961	1,058,942
Accrued expenses	350,069	373,394
Total current liabilities	2,293,030	1,432,336

Total liabilities	2,293,030	1,432,336

Stockholders' equity
Common stock, $0.01 par value:
Authorized - 25,000,000 shares; issued – 6,973,704 shares at September 30, 2012 and December 31, 2011	69,737	69,737
Additional paid-in capital	33,898,900	33,864,793
Accumulated deficit	(30,918,143)	(30,438,446)
Accumulated other comprehensive income (loss)	125,775	125,570
Total stockholders' equity	3,176,269	3,621,654
Total liabilities and stockholders' equity	$5,469,299	$5,053,990

See accompanying notes.

ZOOM TELEPHONICS, INC.
Condensed Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net sales	$3,434,693	$3,046,790	$11,243,415	$9,020,942
Cost of goods sold	2,575,397	2,287,504	8,475,112	6,705,032
Gross profit	859,296	759,286	2,768,303	2,315,910

Operating expenses:
Selling	431,587	477,044	1,458,609	1,596,120
General and administrative	294,710	310,073	908,457	917,146
Research and development	266,783	235,733	848,788	747,096
	993,080	1,022,850	3,215,854	3,260,362

Operating profit (loss)	(133,784)	(263,564)	(447,551)	(944,452)

Other income (expense):
Interest income	13	30	94	465
Other, net	(20,003)	(682)	(29,588)	70,006
Total other income (expense), net	(19,990)	(652)	(29,494)	70,471

Income (loss) before income taxes	(153,774)	(264,216)	(477,045)	(873,981)

Income taxes (benefit)	795	542	2,652	1,448

Net income (loss)	$(154,569)	$(264,758)	$(479,697)	$(875,429)

Other comprehensive income (loss):
Foreign currency translation adjustments	7,079	(8,866)	12,085	(3,053)
Unrealized gain (loss) for the period	(12,800)	(71,154)	(11,880)	(206,786)

Net comprehensive income (loss)	$(160,290)	$(344,778)	$(479,492)	$(1,085,268)

Basic and diluted net income (loss) per share	$(0.02)	$(0.05)	$(0.07)	$(0.16)

Weighted average common and common equivalent shares:
Basic and diluted	6,973,704	5,450,622	6,973,704	5,450,622

See accompanying notes.

ZOOM TELEPHONICS, INC.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating activities:
Net income (loss)	$(479,697)	$(875,429)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,218	20,116
Stock based compensation	34,107	97,330
Provision for accounts receivable allowances	219,049	157,000
Changes in operating assets and liabilities:
Accounts receivable	(689,851)	(89,953)
Inventories	(418,941)	246,737
Prepaid expenses and other assets	16,613	(29,474)
Accounts payable and accrued expenses	67,456	243,348
Net cash provided by (used in) operating activities	(1,247,046)	(230,325)

Investing activities:

Proceeds from sale of Unity investment	––	16,144
Additions to property, plant and equipment	(14,846)	(1,547)
Net cash provided by (used in) investing activities	(14,846)	14,597

Financing activities:
Funds from bank loan	796,000	––
Net cash provided by financing activities	796,000	––

Effect of exchange rate changes on cash	(152)	3,582

Net change in cash	(466,044)	(212,146)

Cash and cash equivalents at beginning of period	644,365	1,009,996

Cash and cash equivalents at end of period	$178,321	$797,850

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$28,028	$––
Income taxes	$2,035	$1,448

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

The Company has had recurring net losses and continues to experience negative cash flows from operations. To conserve cash and manage liquidity, the Company has implemented cost cutting initiatives.  However, management believes that the Company may not have sufficient resources to fund its normal operations over the next 12 months unless gross profit improves significantly, the Company increases its line of credit, or the Company raises capital. The Company has received an offer letter for an increased line of credit of up to $1.75 million and the offering bank is doing due diligence, but there is no guarantee that this line of credit will be established.   Additional capital may not be available on terms favorable to the Company, or at all.  If these funds are not available, the Company may not be able to execute its business plan or to take advantage of business opportunities.  The ability of the Company to achieve its operating goals is uncertain.  In the event that the Company does not increase gross profit, increase its line of credit, or obtain additional capital, there is substantial doubt as to its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying financial statements are unaudited. However, the condensed balance sheet as of December 31, 2011 was derived from audited financial statements. In the opinion of management, the accompanying financial statements include all adjustments to present fairly the financial position, results of operations and cash flows of the Company.  The adjustments are of a normal, recurring nature.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year. The Company has evaluated subsequent events from September 30, 2012 through the date of this filing and determined that there are no such events requiring recognition or disclosure in the financial statements.

 (2) Liquidity

Zoom’s cash balance on September 30, 2012 was $178 thousand, down $466 thousand from December 31, 2011. Zoom’s $0.7 million increase in gross accounts receivable and $0.5 million loss for the first nine months of 2012 decreased cash.  Zoom’s $0.8 million increase in bank debt increased cash as Zoom moved to minimize early-pay discounts and thereby increased the time to collect receivables.

On September 30, 2012 the Company had working capital of $3.1 million including $178 thousand in cash and cash equivalents.  On December 31, 2011 we had working capital of $3.6 million including $644 thousand in cash and cash equivalents. Our current ratio at September 30, 2012 was 2.4 compared to 3.5 at December 31, 2011. The primary reasons for the lower current ratio were Zoom’s loss of $0.5 million for the first nine months of 2012 and the increase in bank debt of $796 thousand which primarily funded a $690 thousand increase in gross accounts receivable.

To conserve cash and manage our liquidity, we have for years implemented cost-cutting initiatives including the reduction of employee headcount and overhead costs. On September 30, 2012 we had 30 employees, down from 32 employees on September 30, 2011.  On September 30, 2012 we had 10,600 square feet of headquarter space, down from 14,400 square feet on September 30, 2011.  We plan to continue to assess our cost structure as it relates to our revenues and cash position, and we may make further reductions if appropriate.

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

The Company has had recurring net losses and continues to experience negative cash flows from operations. To conserve cash and manage liquidity, the Company has implemented cost cutting initiatives.  However, management believes that the Company may not have sufficient resources to fund its normal operations over the next 12 months unless gross profit improves significantly, the Company increases its line of credit, or the Company raises capital. The Company has received an offer letter for an increased line of credit of up to $1.75 million and the offering bank is doing due diligence, but there is no guarantee that this line of credit will be established.   Additional capital may not be available on terms favorable to the Company, or at all.  If these funds are not available, the Company may not be able to execute its business plan or to take advantage of business opportunities.  The ability of the Company to achieve its operating goals is uncertain.  In the event that the Company does not increase gross profit, increase its line of credit, or obtain additional capital, there is substantial doubt as to its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 (3) Inventories

Inventories consist of :	September 30, 2012	December 31, 2011
Raw materials	$1,110,072	$815,357
Work in process	135,481	25,641
Finished goods (including $471,000 and $822,000 held by customers at September 30, 2012 and December 31, 2011, respectively)	1,896,438	1,881,785
Total inventories	$3,141,991	$2,722,783

(4) Contingencies

Lawsuits occur in the ordinary course of business.  On October 15, 2012 Telecomm Innovations LLC filed a complaint against Zoom Telephonics and at least 23 other companies including Dell Inc., various dial-up modem producers, and many fax machine producers.  The only named Zoom product was Zoom’s Model 3095 dial-up modem, and we believe that this has a license through Conexant for the two patents mentioned in the complaint.  However, we do not know precisely what other products may be the subject of the complaint.  It is impossible to assess the potential cost and senior management distraction associated with this complaint or with future complaints or suits that may occur.

(5) Segment and Geographic Information

The Company’s operations are classified as one reportable segment. The Company’s net sales by geographic region follow:

	Three Months		Three Months		Nine Months		Nine Months
	Ended	% of	Ended	% of	Ended	% of	Ended	% of
	September 30, 2012	Total	September 30, 2011	Total	September 30, 2012	Total	September 30, 2011	Total
North America	$3,127,784	91%	$2,712,720	89%	$10,225,466	91%	$8,066,050	90%
UK	158,872	5%	210,051	7%	425,681	4%	571,229	6%
All Other	148,037	4%	124,019	4%	592,268	5%	383,663	4%
Total	$3,434,693	100%	$3,046,790	100%	$11,243,415	100%	$9,020,942	100%

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

Relatively few customers have accounted for a substantial portion of the Company’s revenues.  In the third quarter of 2012, three customers accounted for 64% of the Company’s total net sales. In the third quarter of 2011, three customers accounted for 60% of the Company’s total net sales. In the first nine months of 2012 the Company's net sales to its top three customers accounted for 65% of its total net sales. In the first nine months of 2011 the Company’s net sales to its top three customers accounted for 53% of its total net sales.

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

(8) Valuation of Marketable Securities

In October 2010, Zoom Telephonics, Inc. entered into an agreement with Zoom Technologies, Inc. (Nasdaq: ZOOM) in which Zoom Telephonics transferred its rights to the zoom.com domain name and certain trademark rights in exchange for 80,000 shares of Zoom Technologies common stock. The Company did not sell any Zoom Technologies shares during Q3, 2012.  The closing price of Zoom Technologies common stock declined from $1.03 on December 31, 2011 to $0.88 on September 28, 2012.

(9) Bank Credit Line

On April 10, 2012 Zoom Telephonics, Inc. entered into a Loan and Security Agreement with Silicon Valley Bank (the “Loan Agreement”). This Loan Agreement was filed with the SEC in an 8-K dated April 13, 2012. The Loan Agreement provides for up to $1 million of revolving credit, subject to a borrowing base formula and other terms and conditions as specified in the Loan Agreement. The Company’s most recent charge for the month of September was an annualized interest rate of 11.125%, but this may change (or decrease) depending on Zoom’s balance sheet as specified in the Loan Agreement. Our outstanding bank debt at September 30, 2012 was $796,000. The Loan Agreement has a one year term which expires April 9, 2013. Borrowings are secured by all of Zoom’s assets including Zoom’s intellectual property. The Loan Agreement contains several covenants, including a requirement that Zoom maintain a tangible net worth of at least $3.0 million.

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

For many years we performed most of the final assembly, test, packaging, warehousing and distribution at a production and warehouse facility on Summer Street in Boston, Massachusetts, which had also engaged in firmware programming for some products. On June 30, 2006 we announced our plans to move most of our Summer Street operations to a dedicated facility in Tijuana, Mexico commencing approximately September 1, 2006, and we have since implemented that plan. In August 2006 we signed a lease for a 35,575 square foot manufacturing and warehousing facility in Tijuana, Mexico with an initial lease term from October 2006 to May 2007, with five two-year options thereafter.  In March 2009 we signed a one-year option for a smaller facility at a lower cost. In March 2011 we signed a one-year lease extension starting May 1, 2011, with three one-year renewal options thereafter. In April 2012 we exercised the first lease renewal, so now two one-year renewal options remain.

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

We continually seek to improve our product designs and manufacturing approach in order to improve product performance and reduce our costs. We pursue a strategy of outsourcing rather than internally developing our product chipsets, which are application-specific integrated circuits that form the technology base for our modems and some other products. By outsourcing the chipset technology, we are able to concentrate our research and development resources on performance and system design features, leverage the extensive research and development capabilities of our chipset suppliers, and reduce our development time and associated costs and risks. This approach has allowed us to quickly develop new products while maintaining a relatively low level of research and development expense as a percentage of net sales. We also outsource aspects of our manufacturing to contract manufacturers as a means of reducing our costs of production, and to provide us with greater flexibility in our production capacity.  Our approach to ZoomGuard is different and more engineering intensive though, since our ZoomGuard hardware designs employ a microprocessor that uses Zoom-developed firmware and that relies on Web-centric software for setup, monitoring, and control.

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

From 1999 to 2009 our net sales declined primarily because our dial-up modem sales declined faster than  sales growth of our other products.  In recent quarters our sales have tended to increase, but in most of those quarters we continued to experience losses. In response to declining sales volume and in an effort to achieve profitability, we have cut costs by reducing staffing and some overhead costs.   Our total headcount was reduced from 32 on September 30, 2011 to 30 on September 30, 2012. As of September 30, 2012 Zoom had 27 full-time employees, and 3 employees working less than 5 days per week. Of the 30 included in our headcount on September 30, 2012, 7 were engaged in research and development, 5 were involved in manufacturing management, purchasing, assembly, packaging, shipping and quality control, 11 were engaged in sales, marketing and technical support, and the remaining 7 performed accounting, administrative, management information systems, and executive functions.  On September 30, 2012 Zoom also had 21 dedicated manufacturing personnel in Mexico who are employees of our Mexican manufacturing service provider and not included in our headcount.  On September 30, 2012 Zoom had 2 consultants, one in engineering and one in sales, who were not included in our headcount.

           Zoom’s cash balance on September 30, 2012 was $178 thousand, down $466 thousand from December 31, 2011. Zoom’s $0.7 million increase in gross accounts receivable and $0.5 million loss for the first nine months of 2012 decreased cash.  Zoom’s $0.8 million increase in bank debt increased cash as Zoom moved to minimize early-pay discounts and thereby increased the time to collect receivables.

On September 30, 2012 the Company had working capital of $3.1 million including $178 thousand in cash and cash equivalents.  On December 31, 2011 we had working capital of $3.6 million including $644 thousand in cash and cash equivalents. Our current ratio at September 30, 2012 was 2.4 compared to 3.5 at December 31, 2011. The primary reasons for the lower current ratio were Zoom’s loss of $0.5 million for the first nine months of 2012 and the increase in bank debt of $796 thousand primarily which primarily funded a $690 thousand increase in gross accounts receivable.

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

Product Returns. Products are returned by retail stores and distributors for inventory balancing, contractual stock rotation privileges, and warranty repair or replacements. We estimate the sales and cost value of expected future product returns of previously sold products. Our estimates for product returns are based on recent historical trends plus estimates for returns prompted by, among other things, announced stock rotations and announced customer store closings. Management reviews historical returns, current economic trends, and changes in customer demand and acceptance of our products when estimating sales return allowances. The estimate for future returns is recorded as a reserve against sales and accounts receivable. Product returns as a percentage of total shipments were 16.9% and 18.7% for the third quarter of 2012 and 2011, respectively.

Price Protection Refunds. We have a policy of offering price protection to certain of our retailer and distributor customers for some or all of their inventory. Under the price protection policies, when we reduce our prices for a product, the customer receives a credit for the difference between the original purchase price and our reduced price for their unsold inventory of that product. Our estimates for price protection refunds are based on a detailed understanding and tracking by customer and by sales program. Estimated price protection refunds are recorded in the same period as the announcement of a pricing change. Information from customer inventory-on-hand reports or from direct communications with the customers is used to estimate the refund, which is recorded as a reduction of net sales and a reserve against accounts receivable. Reductions in our net sales due to price protection were negligible in both the third quarter of 2012 and the third quarter of 2011. Reductions in our net sales due to price protection were negligible in the first nine months of 2012 and $54 thousand in the first nine months of 2011.

Sales and Marketing Incentives. Many of our retailer customers require sales and marketing support funding, usually set as a percentage of our sales in their stores. The incentives were reported as reductions in our net sales and were $66 thousand in the third quarter of 2012 and $101 thousand in the third quarter of 2011. Reductions in our net sales due to sales and marketing incentives were $212 thousand in the first nine months of 2012 and $330 thousand in the first nine months of 2011.

Consumer Mail-In and In-Store Rebates. Our estimates for consumer mail-in and in-store rebates are based on a detailed understanding and tracking by customer and sales program, supported by actual rebate claims processed by the rebate redemption centers plus an accrual for an estimated lag in processing at the redemption centers. The estimate for mail-in and in-store rebates is recorded as a reserve against accounts receivable and a reduction of net sales in the same period that the rebate obligation was triggered. Reductions in our net sales due to the consumer rebates were negligible in the third quarter of 2012 and $12 thousand in the third quarter of 2011.Reductions in our net sales due to consumer rebates were negligible in the first nine months of 2012 and were $92 thousand in the first nine months of 2011.

To ensure that the sales, discounts, and marketing incentives are recorded in the proper period, we perform extensive tracking and documenting by customer, by period, and by type of marketing event. This tracking includes reconciliation to the accounts receivable records for deductions taken by our customers for these discounts and incentives.

Accounts Receivable Valuation. We establish accounts receivable valuation allowances equal to the above-discussed net sales adjustments for estimates of product returns, price protection refunds, consumer rebates, and general bad debt reserves. These allowances are reduced as actual credits are issued to the customer's accounts. Our bad-debt write-offs were negligible in both the third quarter of 2012 and the third quarter of 2011. Our bad-debt write-offs were also negligible in both the nine months ending September 30, 2012 and the nine months ending September 20, 2011.

Inventory Valuation and Cost of Goods Sold. Inventory is valued at the lower of cost, determined by the first-in, first-out method, or market. We review inventories for obsolete slow moving products each quarter and make provisions based on our estimate of the probability that the material will not be consumed or that it will be sold below cost. Additional charges to inventory reserves related to obsolete and slow-moving products were negligible in both the third quarter of 2012 and the third quarter of 2011. Additional charges to inventory reserves related to obsolete and slow-moving products were negligible in the first nine months of 2012 and were $49 thousand in the first nine months of 2011.

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

Valuation of Investments. In October 2010, Zoom Telephonics, Inc. entered into an agreement with Zoom Technologies, Inc. (Nasdaq: ZOOM) in which Zoom Telephonics transferred its rights to the zoom.com domain name and certain trademark rights in exchange for 80,000 shares of Zoom Technologies common stock. The Company did not sell any Zoom Technologies shares during Q3, 2012.  The closing price of Zoom Technologies common stock declined from $1.03 on December 31, 2011 to $0.88 on September 28, 2012.

Results of Operations

Summary. Net sales were $3.4 million for the third quarter ended September 30, 2012, up 12.7% from $3.0 million in the third quarter of 2011. Zoom reported a net loss of $155 thousand or $0.02 per share for Q3 2012, compared to Zoom’s net loss of $265 thousand or $0.05 per share for Q3 2011. Net sales were $11.2 million for the nine months ended September 30, 2012, up 24.6% from $9.0 million in the nine months ended September 30, 2011. We had a net loss of $0.5 million for the nine months ended September 30, 2012 compared to a net loss of $0.9 million for the nine months ended September 30, 2011.  Loss per share was $0.07 in the nine months ended September 30, 2012 compared to $0.16 for the nine months ended September 30, 2011.

Net Sales. Our total net sales for the third quarter of 2012 increased $388 thousand or 12.7% from the third quarter of 2011, primarily because strong cable modem and cable modem/router sales made up for continued sales declines of dial-up modems and lower sales of ADSL and mobile broadband products.  The increase in cable modem sales was primarily due to strong sales of Zoom’s DOCSIS 3.0 cable modems in the USA.  Dial-up modem sales declined due to the trend toward broadband modems for Internet access.  ADSL sales declined due primarily to lower sales to service providers.  Mobile broadband sales declined primarily due to weak sell-through at retailers.

Our total net sales for the first nine months of 2012 increased $2.2 million or 24.6% from the first nine months of 2011, primarily due to increased sales of cable modems and cable modem/routers and decreases in dial-up modems, ADSL products, and mobile broadband products for the reasons discussed above.

Geographically, our North American sales continued their dominant share of our overall sales, going from 89% of our net sales in Q3 2011 to 91% in Q3 2012.  Our second largest market, the UK, experienced a decline from 7% of our net sales in Q3 2011 to 5% in Q 2012.  International sales outside the UK were unchanged at 4% of our net sales in both Q3 2011 and in Q3 2012.

In the quarter ended September 30, 2012 three customers accounted for 64% of total net sales. In the first nine months of 2012 the Company's top three customers accounted for 65% of total net sales. Because of our significant customer concentration, our net sales and operating income have fluctuated and could in the future fluctuate significantly due to changes in political or economic conditions or the loss, reduction of business, or less favorable terms for any of our significant customers.

Gross Profit. Gross profit was $859 thousand or 25.0% of net sales in Q3 2012, up from $759 thousand or 24.9% of net sales in Q3 2011.  The increase in gross profit was primarily due to higher sales.

Gross profit was $2.77 million for the first nine months of 2012, up $452 thousand from our gross profit of $2.32 million for the first nine months of 2011. Our gross margin for the first nine months of 2012 was 24.6%, down slightly from our gross margin of 25.7% for the first nine months of 2011.

Selling Expense. Selling expense was $432 thousand or 12.6% of net sales in the third quarter of 2012, down from $477 thousand or 15.7% of net sales in the third quarter of 2011.  The decrease was primarily due to lower freight costs and advertising costs. Selling expense was $1.46 million or 13.0% of net sales for the first nine months of 2012, down from $1.60 million or 17.7% of net sales for the first nine months of 2011.

General and Administrative Expense. General and administrative expense was $295 thousand or 8.6% of net sales in the third quarter of 2012, down from $310 thousand or 10.2% of net sales in the third quarter of 2011. General and administrative expense was $908 thousand or 8.1% for the first nine months of 2012, down slightly from $917 thousand or 10.2 % for the first nine months of 2011.

Research and Development Expense. Research and development expense was $267 thousand or 7.8% of net sales in the third quarter of 2012, up slightly from $236 thousand or 7.7% of net sales in the third quarter of 2011.  R&D expenses increased primarily due to increased firmware consulting costs to support new product development. Research and development expense was $849 thousand or 7.5% of net sales in the first nine months of 2012, up 13.6% from $747 thousand or 8.3% of net sales in the first nine months of 2011, also due to higher costs new product development.

Other Income (Expense). Other expense was $20 thousand in the third quarter of 2012 and other income (expense) was negligible in the third quarter of 2011. Other expense in the third quarter of 2012 is primarily interest expense related to our bank credit line.

Net Loss. The net loss was $155 thousand for the third quarter of 2012, compared to the net loss of $265 thousand for the third quarter of 2011.  The decrease in net loss was primarily due to increased sales in the third quarter of 2012.  The net loss was $480 thousand for the first nine months of 2012, compared to the net loss of $875 thousand for the first nine months of 2011.  The decrease in net loss was due to higher sales and lower proportional costs in the first nine months of 2012.

Liquidity and Capital Resources

Zoom’s cash balance on September 30, 2012 was $178 thousand, down $466 thousand from December 31, 2011. Zoom’s $0.7 million increase in gross accounts receivable and $0.5 million loss for the first nine months of 2012 decreased cash.  Zoom’s $0.8 million increase in bank debt increased cash as Zoom moved to minimize early-pay discounts and thereby increased the time to collect receivables.

On September 30, 2012 the Company had working capital of $3.1 million including $178 thousand in cash and cash equivalents.  On December 31, 2011 we had working capital of $3.6 million including $644 thousand in cash and cash equivalents. Our current ratio at September 30, 2012 was 2.4 compared to 3.5 at December 31, 2011. The primary reasons for the lower current ratio were Zoom’s loss of $0.5 million for the first nine months of 2012 and the increase in bank debt of $796 thousand which primarily funded a $690 thousand increase in gross accounts receivable.

To conserve cash and manage our liquidity, we have implemented cost-cutting initiatives including the reduction of employee headcount and overhead costs. On September 30, 2012 we had a headcount of 30, compared to a headcount of 32 as of September 30, 2011.  We plan to continue to assess our cost structure as it relates to our revenues and cash position, and we may make further reductions if the actions are deemed necessary.

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

The Company has had recurring net losses and continues to experience negative cash flows from operations. To conserve cash and manage liquidity, the Company has implemented cost cutting initiatives.  However, management believes that the Company may not have sufficient resources to fund its normal operations over the next 12 months unless gross profit improves significantly, the Company increases its line of credit, or the Company raises capital. The Company has received an offer letter for an increased line of credit of up to $1.75 million and the offering bank is doing due diligence, but there is no guarantee that this line of credit will be established.   Additional capital may not be available on terms favorable to the Company, or at all.  If these funds are not available, the Company may not be able to execute its business plan or to take advantage of business opportunities.  The ability of the Company to achieve its operating goals is uncertain.  In the event that the Company does not increase gross profit, increase its line of credit, or obtain additional capital, there is substantial doubt as to its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Commitments

During the nine months ended September 30, 2012, there were no material changes to our capital commitments and contractual obligations from those disclosed in our Form 10-K for the year ended December 31, 2011, with the exception of the Loan Agreement signed April 20, 2012 as reported in Note 9.

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

As of September 30, 2012 we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

Over the next twelve months we may require additional funding if, for instance, we experience losses. We currently have a $1 million line of credit from which we can borrow, and this line is subject to covenants that must be met.  It is not certain whether all or part of this line of credit will be available to us as time passes; and other sources of financing may not be available to us on a timely basis if at all, or on terms acceptable to us. If we fail to obtain acceptable additional financing when needed, we may not have sufficient resources to fund our normal operations; and this would have a material adverse effect on our business.

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

We may experience costs and senior management distractions due to patent-related matters.

We make many products and they typically use patented technology.  We attempt to license appropriate patents either directly or through our integrated circuit suppliers.  However, we are subject to costs and senior management distractions due to patent matters.  On October 15, 2012 Telecomm Innovations LLC filed a complaint against Zoom Telephonics and at least 23 other companies including Dell Inc., various dial-up modem producers, and many fax machine producers.  The only named Zoom product was Zoom’s Model 3095 dial-up modem, and we believe that this has a license through Conexant for the two patents mentioned in the complaint.  However, we do not know precisely what other products may be the subject of the complaint.  It is impossible to assess the potential cost and senior management distraction associated with this complaint or with future complaints or suits that may occur.

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

ZOOM TELEPHONICS, INC. (Registrant)

Date: November 14, 2012	By:	/s/ Frank B. Manning
Frank B. Manning, President, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.