Form 10-K
period 2012-12-31
Zoom Telephonics, Inc.
filed 2013-03-29
CIK 1467761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the common stock, $0.01 par value, of the registrant held by non-affiliates of the registrant as of June 30, 2012, based upon the last sale price of such stock on that date as reported by the OTC Bulletin Board, was $810,050.

The number of shares outstanding of the registrant's common stock, $0.01 par value, as of February 28, 2013 was 6,973,704 shares.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the definitive proxy statement for our 2013 annual meeting of stockholders, which is to be filed within 120 days after the end of the fiscal year ended December 31, 2012, are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
_______________________________________

Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial terms, any statements of plans or objectives of management for future operations, any statements concerning proposed new products or licensing or collaborative arrangements, any statements regarding future economic or performance, any statement of assumptions underlying any of the foregoing.  These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to statements regarding:

●	the sufficiency of our capital resources;

●	the availability of debt and equity financing;

●	our ability to continue as a going concern;

●	potential costs and senior management distraction associated with patent-related legal proceedings;

●	product liability claims related to ZoomGuard could harm our competitive position, results of operation and financial condition;

●	market acceptance of our products and services;

●	our reliance on a limited number of customers for a large portion of our revenue;

●	our reliance on sole-sourced manufacturers and component producers for a substantial percentage of our products;

●	fluctuations in foreign currency exchange rates that may adversely affect our business;

●	the uncertainty in global economic conditions;

●	our reliance on an outsourcing partner in Mexico and their potential capacity constraints

●	the decline of the dial-up modem market;

●	our ability to succeed in broadband modem markets;

●	the development of new competitive technologies, products and services to meet customer demand;

●	our ability to succeed in markets outside the USA;

●	our ability to manage inventory levels and product returns;

●	the anticipated development and expansion of our existing technologies, markets and sales channels;

●	investment in resources for product design for foreign markets;

●	approvals, certifications and clearances for our products and services;

●	our ability to satisfy certain indemnification obligations;

●	business strategies;

●	general economic conditions; and

●	trends relating to our results of operations.

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

For many years prior to the spin-off, Zoom Technologies was the public company parent of operating company Zoom Telephonics, and the two companies’ financials were consolidated.  Upon the completion of the spin-off, Zoom Telephonics became a separate, independent publicly traded company headquartered in Boston, Massachusetts. Zoom Telephonics continues to produce, market, sell, and support fixed and mobile broadband products, dial-up modems, Wi-Fi® compatible and Bluetooth® wireless products, and other communication-related products.

Overview

As used in the Annual Report on Form 10-K, the terms “we,” “us,” “our,” "Zoom” and the “Company” mean Zoom Telephonics, Inc. (unless the context indicates a different meaning).

Zoom Telephonics designs, produces, markets, sells, and supports broadband and dial-up modems, Wi-Fi® and Bluetooth® wireless products, and other communication-related products. Our primary objective is to build upon our position as a leading producer of Internet access devices sold through sales channels that include most of the largest US high-volume electronics retailers, and to take advantage of a number of trends in communications including enhanced Internet access, higher data rates, increasing use of wireless technology for transmission of data, and increasing use of smartphones and tablets.

Broadband modems, especially cable modems, were Zoom’s highest revenue product category in 2011 and 2012.  In 2010 and many years prior to that, dial-up modems were our largest source of revenues.  Generally our dial-up modem sales have been declining. The consensus of communications industry analysts is that after-market sales of dial-up modems will probably continue to decline, and we expect dial-up modems to continue to drop in importance as a source of revenues and gross profits for Zoom. There is also consensus among industry analysts that the installed base for broadband Internet connection devices, such as cable modems, DSL modems, and mobile broadband modems, will continue to grow during this decade. In response to increased and forecasted worldwide demand for faster connection speeds and increased modem functionality, we have invested and continue to invest resources to advance our product line of broadband modems.

Our dial-up modems connect personal computers and other devices to the local telephone line for transmission of data, fax, voice, and images. Our dial-up modems enable personal computers and other devices to connect to other computers and networks, including the Internet, at top data speeds up to 56,000 bits per second.

In response to increased demand for faster connection speeds, we expanded our product line to include cable modems, DSL modems, mobile broadband modems, and related broadband access products.

Cable modems provide a high-bandwidth connection to the Internet through a cable-TV cable that connects to compatible equipment that is typically at or near the cable service provider. We began shipping cable modems during 2000. Our cable modem customers in the U.S. and other countries are primarily retailers.

Our Asymmetric Digital Subscriber Line modems, known as ADSL modems or DSL modems, provide a high-bandwidth connection to the Internet through a telephone line that typically connects to compatible DSL equipment in or near the central telephone office. Through the years Zoom® has shipped a broad line of DSL modems. Zoom’s primary DSL product today includes a router, a four-port switch, a firewall, a wireless-N access point, and other enhanced features.

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

Cable Modems

Each cable service provider has its own approval process, in which the cable service provider may require CableLabs® certification and may also require the service provider’s own company test and approval. We have obtained CableLabs® certification for our currently marketed cable modems. These cable modems have also received a number of cable service provider company certifications. The approval process has been and continues to be a significant barrier to entry, as are the strong relationships with cable service providers enjoyed by incumbent cable equipment providers like Arris Systems, the Motorola Home division of Google, Cisco Systems, and others.

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

Zoom currently ships two primary types of cable modems, both supporting DOCSIS 3.0, and one of these products also includes a built-in wireless-N router.  The DOCSIS 3.0 standard currently supports the highest cable modem speeds, and Comcast and some other large cable service providers are in the midst of a significant rollout of DOCSIS 3.0 modems and service.

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

Dial-Up Modems

We have a broad line of dial-up modems with top data speeds up to 56,000 bps, available in external and internal models. Many of our external modems are designed to work with almost any terminal or computer, including Windows computers, the Apple Macintosh, Linux computers, and other computers. PC-oriented internal modems are designed primarily for installation in the PCI slot, PCI-E slot, or PC card slot of IBM PC-compatibles. Embedded internal modems are designed to be embedded in PCs dedicated to a specific application, such as point-of-purchase terminals, kiosks, and set-top boxes.

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

ZoomGuardtm

Zoom is developing a new product line called ZoomGuard.  The ZoomGuard product line includes wireless sensors and controls that can be monitored via the Internet by using a smartphone or Web browser.  When a condition occurs such as an emergency, alerts can be sent via the Internet as a smartphone alert, text message, email, voice call, Facebook message, or Twitter message.  Development of this product line is not complete.  When it is complete, the ZoomGuard line is expected to include the ability to monitor water leaks, temperature, humidity, light levels, motion, door or window entry, dangerous gasses, and power consumption; and ZoomGuard will also allow remote control of power or temperature.  Zoom believes that there is significant potential for this type of product, but that there will be significant competition and risk.  Zoom hopes to sell to some of its existing customers and to new customers.

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

Relatively few customers have accounted for a substantial portion of the Company’s revenues.  In 2012 three customers accounted for 67% of our total net sales and 85% of our gross accounts receivable. During 2011 three customers accounted for 58% of the Company’s total net sales and 72% of gross accounts receivable.

Distributors and Retailers outside North America

In markets outside North America we sell and ship our products primarily to distributors, retailers, and service providers. Our European high-volume retailers include Amazon, eBuyer, Media Markt, and others.  We believe sales growth outside North America will continue to require substantial additional investments of resources for product design and testing, regulatory approvals, native-language instruction manuals and software, packaging, sales support, and technical support. We have made this investment in the past for many countries, and we expect to make this investment for many countries and products in the future.  Areas of focus include the UK, Spain, and Latin America.

North American High-volume Retailers and Distributors

In North America we reach the retail market primarily through high-volume retailers. Our North American retailers include Best Buy, Fry’s Electronics, Micro Center, Office Depot, Staples, Wal-Mart, and many others including Amazon and other Web-focused retailers. Our retailers with a large number of stores typically carry two or more Zoom models, and most of our current products are available from retailers on the Web.

We sell significant quantities of our products through distributors, who often sell to corporate accounts, retailers, service providers, value-added resellers, equipment manufacturers, and other customers. Our North American distributors include customers D&H Distributing, Ingram Micro, and Tech Data.

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

We attempt to develop quality products that are user-friendly and require minimal support. We typically support our claims of quality with product warranties of one to two years, depending upon the product. To address the needs of end-users and resellers who require assistance, we have our own staff of technical support specialists.  They currently provide telephone support five days per week in English and, at some times, Spanish. Our technical support specialists also maintain a significant Internet support facility that includes email, firmware and software downloads, and the SmartFacts™ Q&A search engine.

Research and Development

Our research and development efforts are focused on developing new products, enhancing the capabilities of existing products, and reducing production costs. We have developed close collaborative relationships with certain of our ODM (Original Design Manufacturer) suppliers and component suppliers. We work with these partners and other sources to identify and respond to emerging technologies and market trends by developing products that address these trends. In addition, we purchase modems and other chipsets that incorporate sophisticated technology from third parties, thereby eliminating the need for us to develop this technology in-house. The Company’s costs on research and development were $1.0 million for 2011 and $1.2 million for 2012. As of December 31, 2012 we had 7 employees engaged primarily in research and development. Our research and development team performs electronics hardware design and layout, mechanical design, prototype construction and testing, component specification, firmware and software development, product testing, foreign and domestic regulatory approval efforts, end-user and internal documentation, and third-party software selection and testing.

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

In late 2006 we moved our North American manufacturing facility from Boston, Massachusetts to Tijuana, Mexico  While we continue to experience certain challenges associated with the Tijuana facility, including challenges relating to bringing products across the border between the U.S. and Mexico, the Tijuana facility runs smoothly.   We believe that this facility assists us in cost-effectively providing rapid response to the needs of our U.S. customers.

We usually use one primary manufacturer for a given design. We sometimes maintain back-up production tooling at a second manufacturer for our highest-volume products. Our manufacturers are normally adequate to meet reasonable and properly planned production needs; but a fire, natural calamity, strike, financial problem, or other significant event at an assembler's facility could adversely affect our shipments and revenues. Currently our business is distributed among a number of suppliers. In 2012 we had two suppliers that each provided 10% or more of our purchased inventory. The loss of their services or a material adverse change in their business or in our relationship could materially and adversely harm our business.

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

Some of our primary competitors by product group include the following:

●
Cable modem competitors: Arris Systems, Cisco Systems (Linksys and Scientific Atlanta divisions), D-Link, Hon Hai Network Systems (formerly Ambit Microsystems), Motorola Mobility division of Google, Netgear, SMC Networks, Technicolor and Ubee Interactive.

●	Dial-up modem competitors: Best Data, Hiro, Lite-On, Trendnet and US Robotics.

●
DSL modem competitors: 2Wire, 3Com, Actiontec, Airties, Asus, Aztech, Best Data, Cisco Systems (Linksys division), D-Link, Huawei, Motorola Mobility division of Google, Netgear, Sagemcom (formerly Sagem), Siemens (formerly Efficient Networks), Techicolor, TP-Link, Westell, Xavi, and ZyXEL Communications.

●	Mobile broadband competitors: Cradlepoint, D-Link, Huawei, Netgear, Novatel Wireless, Sierra Wireless, and ZTE.

●	Networking competitors: Belkin, Buffalo, Cisco Systems (Linksys division), D-Link, Netgear, TP-Link and Trendnet.

●	Bluetooth competitors: Asus, Belkin, D-Link, IOGear, Jabra, Kensington, Logitech, Sitecom, Targus, Trendnet, and Trust.

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

Intellectual Property Rights

We rely primarily on a combination of copyrights, trademarks, trade secrets and patents to protect our proprietary rights. We have trademarks and copyrights for our firmware (software on a chip), printed circuit board artwork, instructions, packaging, and literature. We also have six active patents that expire between years 2015 and 2029.  We cannot assure that any patent application will be granted or that any patent obtained will provide protection or be of commercial benefit to us, or that the validity of a patent will not be challenged. Moreover, we cannot assure that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop comparable or superior technologies.

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

 Backlog

Our backlog on February 6, 2013 was $0.2 million, and on February 8, 2012 was $0.6 million. Many orders included in backlog may be canceled or rescheduled by customers without significant penalty. Backlog as of any particular date should not be relied upon as indicative of our net sales for any future period.

Employees

On December 31, 2012 we had a headcount of 30, including 27 full-time employees and 3 employees working less than 5 days per week, compared to 31 as of December 31, 2011.  On December 31, 2012, Zoom had 2 consultants, one in engineering and one in sales that were not included in our headcount.  As of February 28, 2013 we had 30 full-time and part-time employees.  Of the 30 Zoom employees on February 28, 2013, 7 were engaged in research and development and quality control, 5 were involved in manufacturing oversight, purchasing, assembly, packaging and shipping, 11 were engaged in sales, marketing and technical support, and the remaining 7 performed accounting, administrative, management information systems, and executive functions.  Zoom has implemented cost cutting measures including reducing our headcount and reducing the number of days that certain employees work.   None of our employees is represented by a labor union.  On February 28, 2013, Zoom had 21 dedicated manufacturing personnel in Mexico who are employees of our Mexican manufacturing service provider and 1 consultant in sales that was not included in our headcount.

Our Executive Officers

The names and biographical information of our current executive officers are set forth below:

Name	Age	Position with Zoom
Frank B. Manning	64	Chief Executive Officer, President, Chairman of the Board & Acting Chief Financial Officer
Terry Manning	61	Vice President of Sales and Marketing
Deena Randall	59	Vice President of Operations

Frank B. Manning is a co-founder of our company. Mr. Manning has been our president, chief executive officer, and a Director since May 1977. He has served as our chairman of the board since 1986. He earned his BS, MS and PhD degrees in Electrical Engineering from the Massachusetts Institute of Technology, where he was a National Science Foundation Fellow. From 1998 through late 2006 Mr. Manning was also a director of the Massachusetts Technology Development Corporation, a public purpose venture capital firm that invests in seed and early-stage technology companies in Massachusetts. Mr. Manning is the brother of Terry Manning, our vice president of sales and marketing. From 1999 to 2005 Mr. Frank Manning was a Director of Intermute, a company that Zoom co-founded and that was sold to Trend Micro Inc., a subsidiary of Trend Micro Japan. Mr. Manning was a Director of Unity Business Networks, a hosted VoIP service provider, from Zoom's investment in July 2007 until Unity’s acquisition in October 2009. From its inception until November 2010 Mr. Manning was also a director of Zoom Technologies, Inc. Mr. Manning’s extensive experience as our President and Chief Executive Officer, as well as his overall experience and professional skills in electronics and business, enable him to capably serve multiple roles at Zoom including President, Chief Executive Officer, Acting Chief Financial Officer and Chairman of Zoom’s Board of Directors.

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

ITEM 1A – RISK FACTORS

The disclosure under the heading “Risk Factors” contained in Item 7 of this Annual Report on Form 10-K is incorporated by reference in this Item 1A.

ITEM 1B – UNRESOLVED STAFF COMMENTS

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

In August 1996 we entered into a lease for a 77,428 square foot manufacturing and warehousing facility at 645 Summer Street, Boston, MA. The term of this lease expired in August 2006 and we began the planned move of our manufacturing and warehousing facility to Tijuana, Mexico. In August 2006 we signed a lease for a 35,575 square foot manufacturing and warehousing facility in Tijuana, Mexico with an initial lease term from October 2006 to May 2007, with five two-year options thereafter.  In February, 2007 we renegotiated the first renewal term and signed a one-year extension starting in May 2007, with five two-year options thereafter. We signed another one-year extension starting in May 2008.  In March 2009 we signed a one-year lease with one one-year option for a smaller facility for lower cost. In March 2011 we signed a one-year lease extension starting May 1, 2011, with three one-year renewal options thereafter. In April 2012 the Company exercised the first of three renewal options, with no change in lease cost

In September 2005 we entered into a two year office lease consisting of 2,400 square feet at 2 Kings Road, Fleet, Hants, U.K for our U.K. sales office.  In September 2007 the lease was continued on a month-to-month basis with a 3 month cancellation notice required by Zoom or the landlord. In September 2008 the lease was replaced by a lower cost Managed Office Service Agreement at Centaur House Ancells Road, Fleet, Hants, UK. We cancelled our Office Service Agreement effective October 31, 2011. Our two U.K. employees now work from home.

ITEM 3 – LEGAL PROCEEDINGS

On October 15, 2012 Telecomm Innovations LLC filed a complaint against Zoom Telephonics and at least 23 other companies including Dell Inc., various dial-up modem producers, and many fax machine producers.  The complaint relates to dial-up modems and alleges that Zoom infringed Telecomm Innovation patents.  Zoom believes that it is licensed for these patents already through its modem chipset supplier Conexant.

On February 6, 2013 Voice Integration Technologies filed a complaint against Zoom Telephonics alleging infringement of U.S. Patent No. 7,127,048 (the “‘048 Patent”), entitled “Systems and Methods for Integrating Analog Voice Service and Derived POTS Voice Service in a Digital Subscriber Line Environment.”  The products subject to the complaint include Zoom ADSL X6v models 5695 and 5697.  Zoom has not sold many of this type of product during its entire history; so Zoom believes the risk from this complaint is likely to be small.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the OTC Bulletin Board under the symbol "ZMTP". The following table sets forth, for the periods indicated, the high and low sale prices per share of common stock, as reported by the OTC Bulletin Board.

Fiscal Year Ended December 31, 2012	High	Low
First Quarter	$0.28	$0.21
Second Quarter	$0.28	$0.05
Third Quarter	$0.26	$0.09
Fourth Quarter	$0.25	$0.05

Fiscal Year Ended December 31, 2011	High	Low
First Quarter	$0.75	$0.18
Second Quarter	$0.68	$0.35
Third Quarter	$0.51	$0.20
Fourth Quarter	$0.30	$0.20

As of February 15, 2013, there were 6,973,704 shares of our common stock outstanding and 165 holders of record of our common stock.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the fourth quarter of 2012.

Dividend Policy

We have never declared or paid cash dividends on our capital stock and do not plan to pay any cash dividends in the foreseeable future. Our current policy is to retain all of our earnings to finance future growth.

Repurchases by the Company

During 2012 we did not repurchase any shares of our common stock on our own behalf or for any affiliated purchaser.

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

Overview

We derive our net sales primarily from sales of Internet-related communication products, principally broadband and dial-up modems and other communication products, to retailers, distributors, Internet Service Providers and Original Equipment Manufacturers. We sell our products through a direct sales force and through independent sales agents. Our employees are primarily located at our headquarters in Boston, Massachusetts and we have two employees located in the United Kingdom.  We are experienced in electronics hardware, firmware, and software design and test, regulatory approvals, product documentation, and packaging; and we use that experience in developing each product in-house or in partnership with suppliers who are typically based in Asia. Electronic assembly and testing of the Company’s products in accordance with our specifications is typically done in China.

For many years we performed most of the final assembly, test, packaging, warehousing and distribution at a production and warehouse facility on Summer Street in Boston, Massachusetts, which had also engaged in firmware programming for some products. On June 30, 2006 we announced our plans to move most of our Summer Street operations to a dedicated facility in Tijuana, Mexico commencing approximately September 1, 2006, and we have since implemented that plan. In August 2006 we signed a lease for a 35,575 square foot manufacturing and warehousing facility in Tijuana, Mexico with an initial lease term from October 2006 to May 2007, with five two-year options thereafter.  In February 2007 we renegotiated the first renewal term and signed a one-year extension starting in May 2007, with five two-year options thereafter. We signed a one-year extension starting in May 2008.  In March 2009 we signed a one-year lease with one one-year option for a smaller facility for lower cost.  In March 2011 we signed a one-year lease extension starting May 1, 2011, with three one-year renewal options thereafter. In April 2012 the Company exercised the first of three renewal options, with no change in lease cost

 Since 1983 our headquarters has been near South Station in downtown Boston. In January 1, 2009 we reduced our leased Boston space from 25,000 square feet to 14,400 square feet with an increase in rent per square foot, resulting in a savings in 2009 of $54,000.  In May 2010 we signed a second lease amendment extending the term of the lease to April 30, 2016 with a six month termination option starting December 1, 2011.  In December 2011 we signed a third lease amendment reducing our lease space by 3,800 square feet effective June 1, 2012, with a proportionate decrease in lease expense.

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

In 2012 our net sales were $14.7 million, up 15.9% over 2011 net sales of $12.7 million.  This increase in net sales was primarily due to increases in broadband modem sales, which offset continued decreases in sales of dial-up modems.  Because of our significant customer concentration and our dependence on a small number of products for the majority of our sales, our net sales and operating results have fluctuated and in the future could continue to fluctuate significantly due to the loss, reduction of business, or less favorable terms for any of our significant customers, due to weakening demand for one or more of our most popular products, or due to changes in political or economic conditions.

Our sales have declined in recent years except 2010 and 2012.  In response to declining sales volume, we cut costs by reducing staffing and some overhead costs. Our total headcount of employees, including temporary workers, was reduced from 31 on December 31, 2011 to 30 on December 31, 2012. As of February 28, 2013 we had 30 full-time and 3 part-time employees.  Of the 30 Zoom employees on February 28, 2013, 7 were engaged in research and development and quality control, 5 were involved in manufacturing oversight, purchasing, assembly, packaging and shipping, 11 were engaged in sales, marketing and technical support, and the remaining 7 performed accounting, administrative, management information systems, and executive functions.  Zoom has implemented cost cutting measures including reducing our headcount and reducing the number of days that certain employees work.  As a result, Zoom currently has 27 full-time employees and 3 employees working less than 5 days per week.  None of our employees is represented by a labor union.  On February 28, 2013, Zoom had 21 dedicated manufacturing personnel in Mexico who are employees of our Mexican manufacturing service provider and 1 consultant in sales that was not included in our headcount.

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

Product Returns. Products are returned by retail stores and distributors for inventory balancing, contractual stock rotation privileges, and warranty repair or replacements. We estimate the sales and cost value of expected future product returns of previously sold products. Our estimates for product returns are based on recent historical trends plus estimates for returns prompted by, among other things, announced stock rotations and announced customer store closings. Management reviews historical returns, current economic trends, and changes in customer demand and acceptance of our products when estimating sales return allowances. The estimate for future returns is recorded as a reserve against accounts receivable, a reduction in our net sales, and the corresponding change to inventory reserves and cost of sales. Product returns as a percentage of total shipments were 10.3% and 13.6%, respectively, for 2011 and 2012.

Price Protection Refunds. We have a policy of offering price protection to certain of our retailer and distributor customers for some or all their inventory. Under the price protection policies, when we reduce our prices for a product, the customer receives a credit for the difference between the original purchase price and our reduced price for their unsold inventory of that product. Our estimates for price protection refunds are based on a detailed understanding and tracking by customer and by sales program. Estimated price protection refunds are recorded in the same period as the announcement of a pricing change. Information from customer inventory-on-hand reports or from direct communications with the customers is used to estimate the refund, which is recorded as a reduction of net sales and a reserve against accounts receivable. Reductions in our net sales due to price protection were negligible in both 2011 and 2012.

Sales and Marketing Incentives. Many of our retailer customers require sales and marketing support funding, usually set as a percentage of our sales in their stores. The incentives were reported as reductions in our net sales and were $0.4 million in 2011 and $0.2 million in 2012.

Consumer Mail-In and In-Store Rebates.  Our estimates for consumer mail-in and in-store rebates are based on a detailed understanding and tracking by customer and sales program, supported by actual rebate claims processed by the rebate redemption centers plus an accrual for an estimated lag in processing at the redemption centers. The estimate for mail-in and in-store rebates is recorded as a reserve against accounts receivable and a reduction of net sales in the same period that the rebate obligation was triggered. Reductions in our net sales due to the consumer rebates were $0.1 million in 2011 and negligible in 2012.

To ensure that the sales, discounts, and marketing incentives are recorded in the proper period, we perform extensive tracking and documenting by customer, by period, and by type of marketing event. This tracking includes reconciliation to the accounts receivable records for deductions taken by our customers for these discounts and incentives.

Accounts Receivable Valuation. We establish accounts receivable valuation allowances equal to the above-discussed net sales adjustments for estimates of product returns, price protection refunds, consumer rebates, and general bad debt reserves. These allowances are reduced as actual credits are issued to the customer's accounts. Our bad-debt write-offs were negligible for both 2011 and 2012.

Inventory Valuation and Cost of Goods Sold.  Inventory is valued at the lower of cost, determined by the first-in, first-out method, or market. We review inventories for obsolete and slow moving products each quarter and make provisions based on our estimate of the probability that the material will not be consumed or that it will be sold below cost. Additional charges related to obsolete and slow-moving products were negligible in both 2011 and 2012.

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

As of December 31, 2012 the Company had federal net operating loss carry forwards of approximately $47,537,000 which are available to offset future taxable income. They are due to expire in varying amounts from 2018 to 2032. The Company had Massachusetts state net operating loss carry forwards of approximately $15,798,000 which are available to offset future taxable income. They are due to expire in varying amounts from 2013 through 2017.

Valuation of Investments.  In October 2010 Zoom Telephonics, Inc. entered into an agreement with Zoom Technologies, Inc. (Nasdaq: ZOOM) in which Zoom Telephonics transferred its rights to the zoom.com domain name and certain trademark rights in exchange for 80,000 shares of Zoom Technologies common stock.  The Company did not sell any Zoom Technologies shares in 2012 or 2011.  The closing price of Zoom Technologies common stock declined from $1.03 on December 31, 2011 to $0.55 on December 31, 2012.

Results of Operations

Zoom’s net sales were $14.7 million for the year ended December 31, 2012, up 15.9% from $12.7 million for the year ended December 31, 2011.  Zoom’s operating loss in 2012 was $0.7 million, compared to Zoom’s $0.9 million operating loss in 2011. The primary reason for the reduced operating loss in 2012 was an increase in sales of $2.0 million and related increase in gross profit of $0.3 million.  The sales increase was primarily due to a product shift from dial-up modems toward broadband modems.

The following table sets forth certain financial data as a percentage of net sales for the periods indicated.

	Years Ended December 31,
	2011	2012
Net sales	100.0%	100.0%
Cost of goods sold	73.9	75.3
Gross profit	26.1	24.7
Operating expense:
Selling	16.3	13.0
General and administration	9.2	8.5
Research and development	8.0	7.9
Total operating expenses	33.5	29.4
Operating profit (loss)	(7.4)	(4.6)
Other income (expense):
Other, net	0.6	(0.3)
Total other income (expense)	0.6	(0.3)
Income (loss) before income taxes	(6.8)	(5.0)
Income taxes (benefit)	0.0	0.0

Net income (loss)	(6.8)%	(5.0)%

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

The following is a discussion of the major categories of our statement of operations, comparing the financial results for the year ended December 31, 2012 with the year ended December 31, 2011.

Net Sales. Our total net sales increased year-over-year by $2.0 million or 15.9%. In 2012 and 2011 we primarily generated our sales by selling dial-up and broadband modems via retailers, distributors, and Internet Service Providers. Zoom sales of dial-up modems decreased $1.4 million or 32.9%. Our Broadband, Wireless and Other Products sales increased year-over-year by $3.4 million or 41.5%, primarily due to new product introductions in cable modem and mobile broadband product lines.

	Year 2011 Sales $000	Year 2012 Sales $000	Change $000	Change %
Dial-up	$4,354	$2,924	$(1,430)	(32.9)%
Broadband, Wireless and Other Products	8,318	11,767	3,449	41.5%
Total Net Sales	$12,672	$14,691	$2,019	15.9%

 As shown in the table below our net sales in North America increased to $13.4 million in 2012 from $11.4 million in 2011. Our net sales in the UK were $0.5 million in 2012 compared to $0.8 million in 2011, a 32.8% decrease. The sales in North America continue to reflect a shift in sales from dial-up products to cable modems and mobile broadband products as compared to 2011.  The sales decrease in the UK primarily reflects decreased sales of broadband products as compared to 2011.  Our net sales in all other countries were $0.7 million in 2012 compared to $0.5 million in 2011, a 37.7% increase.

	Year 2011 Sales $000	Year 2012 Sales $000	Change $000	Change %
North America	$11,360	$13,428	$2,068	18.2%
UK	772	519	(253)	(32.8)%
All Other	540	744	204	37.7%
Total Net Sales	$12,672	$14,691	$2,019	15.9%

Relatively few customers have accounted for a substantial portion of the Company’s revenues.  In 2012 three customers accounted for 67% of our total net sales and 85% of our gross accounts receivable. During 2011 three customers accounted for 58% of the Company’s total net sales and 72% of gross accounts receivable.

Because of our customer concentration, our net sales and operating income could fluctuate significantly due to changes in political or economic conditions or the loss, reduction of business, or less favorable terms for any of our significant customers.

Gross Profit. Our gross profit was $3.6 million in 2012 and $3.3 million in 2011. Our gross profit percentage of net sales decreased to 24.7% in 2012 from 26.1% in 2011. The primary reason for the gross profit percentage decrease was due to product mix shift from dial-up modems to broadband modems which have a lower gross sales margin.

Operating Expense. Total operating expense increased by $70 thousand from $4.24 million in 2011 to $4.31 million in 2012. Total operating expense as a percentage of net sales decreased from 33.5% in 2011 to 29.4% in 2012.  The table below illustrates the change in operating expense.

Operating Expense	Year 2011 Sales $000	% Net Sales	Year 2012 Sales $000	% Net Sales	Change $000	% Change
Selling expense	$2,064	16.3%	$1,907	13.0%	$(157)	(7.6)%
General and administrative expense	1,172	9.2%	1,253	8.5%	81	6.9%
Research and development expense	1,009	8.0%	1,155	7.9%	146	14.5%
Total operating expense	$4,245	33.5%	$4,314	29.4%	$70	1.6%

Selling Expense. Selling expense decreased from $2.1 million in 2011 to $1.9 million in 2012. Selling expense as a percentage of net sales was 16.3% in 2011 and 13.0% in 2012.

General and Administrative Expense. General and administrative expense was $1.2 million 2011 and $1.3 million in 2012. General and administrative expense as a percentage of net sales was 9.2% in 2011 and 8.5% in 2012.

Research and Development Expense.  Research and development expense increased from $1.0 million in 2011 to $1.2 million in 2012.  Research and development expense as a percentage of net sales decreased from 8.0% in 2011 to 7.9% in 2012. The $0.2 million increase in research and development expense was primarily due to new product development costs and higher cable modem certification costs.

Other Income (Expense).  Other income (expense), net was $(49) thousand in 2012, substantially consists of interest expense related to loan agreements signed in 2012. Other income (expense), net was $74 thousand in 2011, of which $60 thousand is royalty income.

Income Tax Expense (Benefit). We recorded income tax from our operations in Mexico, which was negligible in both 2011 and 2012.

Liquidity and Capital Resources

On December 31, 2012 we had working capital of $2.9 million including $0.2 million in cash and cash equivalents.  On December 31, 2011 we had working capital of $3.6 million including $0.6 million in cash and cash equivalents. Our current ratio at December 31, 2012 was 2.3 compared to 3.5 at December 31, 2011.  The primary reasons for the lower current ratio were Zoom’s loss of $0.7 million during 2012 and the increase in bank debt of $0.9 million which primarily funded a $0.7 million increase in gross accounts receivable.

To conserve cash and manage our liquidity, we have implemented cost-cutting initiatives including the reduction of employee headcount and overhead costs. On December 31, 2012 we had a headcount of 30 compared to 31 as of December 31, 2011. As of February 28, 2013 we had 30 full-time and part-time employees and 1 consultant in sales that was not included in our headcount.

We plan to continue to assess our cost structure as it relates to our revenues and cash position, and we may make further reductions if the actions are deemed necessary.

On April 10, 2012 we entered into a Loan and Security Agreement with Silicon Valley Bank (the “Loan Agreement”). The Loan Agreement provided for up to $1 million of revolving credit, subject to a borrowing base formula and other terms and conditions as specified in the Loan Agreement. The Loan Agreement had a one year term. Borrowings were secured by all of our assets including our intellectual property. The Loan Agreement contained several covenants, including a requirement that we maintain a tangible net worth of at least $3.0 million.

On December 18, 2012, we entered into a Financing Agreement with Rosenthal & Rosenthal, Inc. (the “Financing Agreement”). The Financing Agreement provides for up to $1.75 million of revolving credit, subject to a borrowing base formula and other terms and conditions as specified in the Financing Agreement. The Financing Agreement has a two year term. Borrowings are secured by all of our assets including our intellectual property. The Loan Agreement contained several covenants, including a requirement that we maintain a tangible net worth not less than $2.5 million and working capital not less than $2.5 million.

We used a portion of the proceeds from the financing arrangement with Rosenthal & Rosenthal, Inc. to pay off our existing loan of $879,047 with Silicon Valley Bank.  On December 19, 2012, the Loan Agreement with Silicon Valley Bank was terminated upon payment in full by us of all amounts owed under such agreement.

The audit report issued by our independent registered public accounting firm for our financial statements for the fiscal year ended December 31, 2012 states that the auditing firm has substantial doubt in our ability to continue as a going concern due to the risk that we may not have sufficient cash and liquid assets at December 31, 2012 to cover our operating and capital requirements for the next twelve-month period; and if in that case sufficient cash cannot be obtained, we would have to substantially alter, or possibly even discontinue, operations.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Over the next twelve months we may require additional funding if, for instance, we experience losses. We currently have a $1.75 million line of credit from which we can borrow, and this line is subject to covenants that must be met.  It is not certain whether all or part of this line of credit will be available to us as time passes; and other sources of financing may not be available to us on a timely basis if at all, or on terms acceptable to us. If we fail to obtain acceptable additional financing when needed, we may not have sufficient resources to fund our normal operations; and this would have a material adverse effect on our business.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

The audit report issued by our independent registered public accounting firm for our financial statements for the fiscal year ended December 31, 2012 states that the auditing firm has substantial doubt in our ability to continue as a going concern due to the risk that we may not have sufficient cash and liquid assets at December 31, 2012 to cover our operating and capital requirements for the next twelve-month period; and if in that case sufficient cash cannot be obtained, we would have to substantially alter, or possibly even discontinue, operations.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We may experience costs and senior management distractions due to patent-related matters.

We make many products that typically use patented technology.  We attempt to license appropriate patents either directly or through our integrated circuit suppliers.  However, we are subject to costs and senior management distractions due to patent matters.  On October 15, 2012 Telecomm Innovations LLC filed a complaint against Zoom Telephonics and at least 23 other companies including Dell Inc., various dial-up modem producers, and many fax machine producers.  The only named Zoom product was Zoom’s Model 3095 dial-up modem, and we believe that this has a license through Conexant for the two patents mentioned in the complaint.  However, we do not know precisely what other products may be the subject of the complaint.  It is impossible to assess the potential cost and senior management distraction associated with this complaint or with future complaints or suits that may occur.

Product liability claims related to ZoomGuard could harm our competitive position, results of operations and financial condition.

ZoomGuard may be used to monitor for threats such as fire, flooding, break-ins, medical emergencies, and other threats; to allow remote control of ZoomGuard products and attached electrical devices; and to cause actions including alerts and sirens in certain situations.  If ZoomGuard fails to provide accurate and timely information or to operate as designed, our customers could assert claims against us for product liability. Litigation with respect to product liability claims, regardless of any outcome, could result in substantial cost to us, divert management’s attention from operations and decrease market acceptance of our products. While we intend to carry product liability insurance, we cannot give any assurance that our current or future insurance coverage will be sufficient to cover all possible liabilities. Further, we can give no assurance that adequate insurance will be available to us or that such insurance may be maintained at a reasonable cost to us. A successful claim brought against us, or any claim or product recall that results in negative publicity about us, could harm our competitive position, results of operations and financial condition.

The market for Internet access products and services has many competing technologies, so the demand for certain of our products and services is declining.

Industry analysts believe that the market for our dial-up modems is likely to continue to decline. If we are unable to sustain or grow demand for and sales of our broadband modems, we may be unable to sustain or grow our business. The market for high-speed communications products and services has a number of competing technologies. For instance, Internet access can be achieved by using a standard telephone line with an appropriate modem and dial-up or DSL service; using a cable TV line with a cable modem and cable modem service; using a router and some type of modem to service the computers connected to a local area network; or other approaches, including mobile broadband links to the Internet.

We currently sell products that include all these technologies. The introduction of new products by competitors, market acceptance of competing products based on new or alternative technologies, or the emergence of new industry standards have in the past rendered and could continue to render our products less competitive or even obsolete. For example, these factors have caused the market for our dial-up modems to shrink dramatically. If we are unable to sustain or grow demand for our broadband modems, we may be unable to sustain or grow our business.

Our reliance on a small number of customers for a large portion of our revenues could materially harm our business and prospects.

Relatively few customers have accounted for a substantial portion of the Company’s revenues.  In 2012 three customers accounted for 67% of our total net sales and 85% of our gross accounts receivable. During 2011 three customers accounted for 58% of the Company’s total net sales and 72% of gross accounts receivable. Our customers generally do not enter into long-term agreements obligating them to purchase our products. We may not continue to receive significant revenues from any of these or from other large customers. Because of our significant customer concentration, our net sales and operating income could fluctuate significantly due to changes in political or economic conditions or the loss of, reduction of business with, or less favorable terms for any of our significant customers. A reduction or delay in orders from any of our significant customers, or a delay or default in payment by any significant customer could materially harm our business, results of operation and liquidity.

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

Currently our business is significantly dependent on our operations outside the United States, particularly sales and production of substantially all of our products. For the year 2012, sales outside North America were 9% of our net sales.  In addition, almost all of our manufacturing operations are now located outside of the United States.  The inherent risks of international operations could harm our business, results of operation, and liquidity. For instance, our manufacturing operations in Mexico are subject to the challenges and risks associated with international operations, including those related to integration of operations across different cultures and languages, currency risk, and economic, legal, political and regulatory risks. In addition, fluctuations in the currency exchange rates have had, and may continue to have, an adverse effect on our operating results. The types of risks faced in connection with international operations and sales include, among others: regulatory and communications requirements and policy changes; currency exchange rate fluctuations, including, as a result of the move of our manufacturing operations to Mexico, changes in value of the Mexican peso relative to the US dollar; favoritism toward local suppliers; delays in the rollout of broadband services by cable and DSL service providers outside of the United States; local language and technical support requirements; difficulties in inventory management, accounts receivable collection and the management of distributors or representatives; cultural differences; reduced control over staff and other difficulties in staffing and managing foreign operations; reduced protection for intellectual property rights in some countries; political and economic changes and disruptions; governmental currency controls; shipping costs; and import, export, and tariff regulations.  Almost all of our products are built in mainland China or Taiwan, so these products are subject to numerous risks including currency risk and economic, legal, political and regulatory risks.

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

Zoom currently sells two types of Docsis 3.0 cable modems, including a model that includes a built-in wireless-N router. Our Docsis 3.0 cable modems are primarily sold through high-volume retailers.  These products have experienced long lead-times due to certain component production lead-times of up to 20 weeks and due to manufacturer-related delays, and these long lead-times may significantly reduce our potential sales.

ZoomGuard may expose us to greater product-related risks.

ZoomGuard may be used to monitor for threats such as fire, flooding, break-ins, medical emergencies, and other threats; to allow remote control of ZoomGuard products and attached electrical devices; and to cause actions including alerts and sirens in certain situations.  Though we intend to carry insurance and to attempt to protect ourselves with appropriate disclaimers, ZoomGuard may increase our exposure to suits including suits that claim Zoom liability for ZoomGuard not functioning in one or more situations.

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

As of December 31, 2012 we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Judgments by management are also required in evaluating the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that as of December 31, 2012, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2012 that have materially or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item appears under the caption "Our Executive Officers" in Part 1, Item 1 -- Business, and under the captions "Election of Directors", "Board of Directors”, "Code of Ethics" and " Section 16(a) Beneficial Ownership Compliance " in our definitive proxy statement for our 2013 annual meeting of stockholders which will be filed with the SEC within 120 days after the close of our fiscal year, and is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

Information required by this item appears under the captions "Executive Compensation," and "Directors' Compensation", in our definitive proxy statement for our 2013 annual meeting of stockholders which will be filed with the SEC within 120 days after the close of our fiscal year, and is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We maintain a number of equity compensation plans for employees, officers, directors and others whose efforts contribute to our success. The table below sets forth certain information as of our fiscal year ended December 31, 2012 regarding the shares of our common stock available for grant or granted under stock option plans that (i) were approved by our stockholders, and (ii) were not approved by our stockholders.

Equity Compensation Plan Information.

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options	Weighted-Average Exercise Price Of Outstanding Options	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	1,180,000	$0.48	1,720,000

Equity compensation plans not approved by security holders	---	---	---
Total:	1,180,000	$0.48	1,720,000

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

The additional information required by this Item 12 of Form 10-K is hereby incorporated by reference to the information in our Definitive Proxy Statement for our 2013 annual meeting of Stockholders to be filed with the SEC within 120 days after the close of our fiscal year and is incorporated herein by reference.

ITEM 13 – CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Any information required by this item may appear under the caption "Certain Relationships and Related Transactions" and “Board of Directors” in our Definitive Proxy Statement for our 2013 annual meeting of Stockholders to be filed with the SEC within 120 days after the close of our fiscal year and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Marcum LLP served as our independent registered public accounting firm for fiscal years 2011 and 2012.  The table below shows the aggregate fees that the Company paid or accrued for the audit and other services provided by Marcum LLP for the fiscal years ended December 31, 2011 and December 31, 2012:

FEE CATEGORY	2011	2012
Audit fees (1)	$120,000	$114,000
Audit-related fees (2)	3,000	––
Tax fees (3)	––	––
Total fees	$123,000	$114,000
_____________
(1)
Audit Fees. Consists of fees billed for professional services rendered for the audit of Zoom’s financial statements and review of the interim  financial statements included in quarterly reports and services that are normally provided in connection with statutory filings and engagements.

(2)
Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Zoom’s financial statements and are not reported under "Audit Fees".   For 2011, fees are related to a stock rights offering.

(3)	Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. Marcum LLP has not performed tax services for the Company.

All services rendered by Marcum LLP for fiscal years 2011 and 2012 were permissible under applicable laws and regulations, and were pre-approved by the Audit Committee.

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

10.11	Binding Lease Amendment dated Mary 24, 2010 (incorporated by reference to Exhibit 10.1 to the 10-Q filed on August 13, 2010)*

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

10.25	Loan and Security Agreement, dated April 10, 2012, between Zoom Telephonics, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Form 8-K dated April 13, 2012)*

10.26	Intellectual Property Security Agreement, dated April 10, 2012, between Zoom Telephonics, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.2 to the Form 8-K dated April 13, 2012)*

10.27	Financing Agreement, dated December 18, 2012, between Zoom Telephonics, Inc. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K dated December 21, 2012)*

10.28	Intellectual Property Security Agreement, dated December 18, 2012, between Zoom Telephonics, Inc. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K dated December 21, 2012)*

21.1	Subsidiaries

23.1	Independent Registered Public Accounting Firm’s Consent

31.1	CEO and CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO and CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ZOOM TELEPHONICS, INC.
(Registrant)

Date: March 29, 2013	By:	/s/ Frank B. Manning
Frank B. Manning, President, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank B. Manning	Principal Executive Officer, Principal Financial Officer and Chairman of the Board	March 29, 2013
Frank B. Manning

/s/ Peter R. Kramer	Director	March 29, 2013
Peter R. Kramer

/s/ Bernard Furman	Director	March 29, 2013
Bernard Furman

/s/ J. Ronald Woods	Director	March 29, 2013
J. Ronald Woods

/s/ Joseph Donovan	Director	March 29, 2013
Joseph Donovan

ZOOM TELEPHONICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders of
Zoom Telephonics, Inc:

We have audited the accompanying balance sheets of Zoom Telephonics, Inc. as of December 31, 2012 and 2011, and the related statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zoom Telephonics, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum LLP

MARCUM LLP Boston, Massachusetts March 29, 2013

ZOOM TELEPHONICS, INC.
 BALANCE SHEETS

	December 31,
	2011	2012
ASSETS
Current assets
Cash and cash equivalents	$644,365	$195,704
Marketable securities	82,280	44,000
Accounts receivable, net of allowances of $624,481 at December 31, 2011 and $811,897 at December 31, 2012	1,399,046	1,966,334
Inventories	2,722,783	2,630,386
Prepaid expenses and other current assets	185,348	261,688
Total current assets	5,033,822	5,098,112

Equipment, net	20,168	26,045

Total assets	$5,053,990	$5,124,157

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank debt	$––	$910,807
Accounts payable	1,058,942	931,607
Accrued expenses	373,394	379,841
Total current liabilities	1,432,336	2,222,255

Total liabilities	1,432,336	2,222,255

Commitments and Contingencies (Note 6)

Stockholders' equity
Common stock, $0.01 par value:
Authorized - 25,000,000 shares; issued and outstanding – 6,973,704 shares at December 31, 2011 and December 31, 2012, respectively	69,737	69,737
Additional paid-in capital	33,864,793	33,904,003
Accumulated deficit	(30,438,446)	(31,170,788)
Accumulated other comprehensive income (loss)	125,570	98,950
Total stockholders' equity	3,621,654	2,901,902
Total liabilities and stockholders' equity	$5,053,990	$5,124,157

See accompanying notes.

ZOOM TELEPHONICS, INC.
 STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2011 and 2012

	2011	2012

Net sales	$12,672,311	$14,691,186
Cost of goods sold	9,369,299	11,056,893
Gross profit	3,303,012	3,634,293

Operating expenses:
Selling	2,064,022	1,906,711
General and administrative	1,172,045	1,252,654
Research and development	1,008,482	1,154,810
	4,244,549	4,314,175
Operating profit (loss)	(941,537)	(679,882)

Other :
Interest income	2,315	112
Other income (expense), net	71,238	(49,180)
Total other income (expense), net	73,553	(49,068)

Income (loss) before income taxes	(867,984)	(728,950)

Income taxes (benefit)	2,070	3,392

Net income (loss)	$(870,054)	$(732,342)

Other comprehensive income (loss):
Foreign currency translation adjustments	(9,680)	11,660
Unrealized gain (loss) for the period	(246,424)	(38,280)

Total comprehensive income (loss)	$(1,126,158)	$(758,962)

Basic and diluted net income (loss) per share	$(0.15)	$(0.11)

Weighted average common and common equivalent shares:
Basic and Diluted	5,617,535	6,973,704

 See accompanying notes.

ZOOM TELEPHONICS, INC.
 STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance at January 1, 2011	5,450,622	$54,506	$33,388,753	$(29,568,392)	$381,674	$4,256,541

Net income (loss)	––	––	––	(870,054)	––	(870,054)
Total other comprehensive income (loss)	––	––	––	––	(256,104)	(256,104)
Stock rights offering (net of issuance costs of $33,671)	1,523,082	15,231	362,330	––	––	377,561
Stock based compensation	––	––	113,710	––	––	113,710
Balance at December 31, 2011	6,973,704	$69,737	$33,864,793	$(30,438,446)	$125,570	$3,621,654

Net income (loss)	––	––	––	(732,342)	––	(732,342)
Total other comprehensive income (loss)	––	––	––	––	(26,620)	(26,620)
Stock based compensation	––	––	39,210	––	––	39,210
Balance at December 31, 2012	6,973,704	$69,737	$33,904,003	$(31,170,788)	$98,950	$2,901,902

See accompanying notes.

ZOOM TELEPHONICS, INC.
 STATEMENTS OF CASH FLOWS
Years Ended December 31, 2011 and 2012

	2011	2012
Operating activities:
Net income (loss)	$(870,054)	$(732,342)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock based compensation	113,710	39,210
Depreciation and amortization	23,546	14,082
(Reversal of) provision for accounts receivable allowances	59,760	187,416
(Reversal of) provision for inventory reserves	13,767	(155,223)
Changes in operating assets and liabilities:
Accounts receivable	(386,096)	(748,762)
Inventories	(22,993)	247,621
Prepaid expense and other current assets	(13,690)	(73,771)
Accounts payable and accrued expenses	172,950	(117,458)
Net cash provided by (used in) operating activities	(909,100)	(1,339,227)

Investing activities:
Proceeds from sale of Unity investment	166,144	––
Purchases of property, plant and equipment	(648)	(19,959)
Net cash provided by (used in) investing activities	165,496	(19,959)

Financing activities:
Proceeds from stock rights offering (net of issuance costs)	377,561	––
Net funds from bank credit lines	––	910,807
Net cash provided by (used in) financing activities	377,561	910,807

Effect of exchange rate changes on cash	412	(282)

Net change in cash	(365,631)	(448,661)

Cash and cash equivalents at beginning of year	1,009,996	644,365

Cash and cash equivalents at end of year	$644,365	$195,704

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$––	$49,358
Income taxes	$2,070	$3,392

See accompanying notes.

ZOOM TELEPHONICS, INC.
Notes to Financial Statements
Years Ended December 31, 2011 and 2012

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

(c)   Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market. Consigned inventory is held at third-party locations. The Company retains title to the inventory until purchased by the third-party. Consigned inventory, consisting of finished goods, was approximately $489,000 and $825,000 at December 31, 2012 and 2011, respectively.

(d)   Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Depreciation of equipment is provided using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is provided using the straight-line method over the estimated useful lives of the improvement or lease term, whichever is shorter.

(e)   Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

	2011	2012
Weighted average shares outstanding – used to compute basic earnings (loss) per share	5,617,535	6,973,704
Net effect of dilutive potential common shares outstanding, based on the treasury stock method	––	––
Weighted average shares outstanding – used to compute diluted earnings (loss) per share	5,617,535	6,973,704

Potential common shares for which inclusion would have the effect of increasing diluted earnings per share (i.e., anti-dilutive) are excluded from the computation. Options to purchase 1,083,750 shares of common stock at December 31, 2012 and 831,250 shares of common stock as of December 31, 2011 were outstanding, but not included in the computation of diluted earnings per share as their effect would be anti-dilutive.

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

The Company recognizes net hardware sales for all four types of customers at the point when the customers take legal ownership of the delivered products. Legal ownership passes to the customer based on the contractual FOB point specified in signed contracts and purchase orders, which are both used extensively. Many customer contracts or purchase orders specify FOB destination.

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

Financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, bank debt, accounts payable, and accrued expenses. Due to the short term nature and payment terms associated with these instruments, except the marketable securities, their carrying amounts approximate fair value.  The fair value of the marketable securities is based on observable inputs that reflect quoted prices in an active market and is classified under Level 1 of the fair value hierarchy described above at December 31, 2012. The fair value of marketable securities at December 31, 2011 reflected quoted prices in an active market less a liquidity discount and was classified under Level 2.  Unrealized gains or losses resulting from changes in the fair value of marketable securities are charged or credited to “accumulated other comprehensive income.”

(j)    Stock-Based Compensation

Compensation cost for awards is generally recognized over the required service period based on the estimated fair value of the awards on their grant date. Fair value is determined using the Black-Scholes option-pricing model.

(k)   Advertising Costs

Advertising costs are expensed as incurred and reported in selling expense in the accompanying statements of operations and comprehensive income (loss), and include costs of advertising, production, trade shows, and other activities designed to enhance demand for the Company's products. There are no deferred advertising costs in the accompanying balance sheets. The Company reported advertising costs of $292.6 thousand in 2011 and $300.5 thousand in 2012.

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

(m) Warranty Costs

The Company provides for the estimated costs that may be incurred under its standard warranty obligations, based on actual historical repair costs. The provision for warranty costs was $9.7 thousand in 2011 and $23.8 thousand in 2012.

(n)  Shipping and Freight Costs

The Company records the expense associated with customer-delivery shipping and freight costs in selling expense. The Company reported shipping and freight costs of $306.9 thousand in 2011 and $234.6 thousand in 2012.

(o) Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update on the reporting of amounts reclassified out of accumulated other comprehensive income, to improve the transparency of reporting. These reclassifications present the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income-but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. This standard update is effective for reporting periods beginning after December 15, 2012.  The adoption of this standard is not expected to have an impact on the Company’s financial position and results of operations.

(3)           LIQUIDITY

On December 31, 2012 we had working capital of $2.9 million including $0.2 million in cash and cash equivalents.  On December 31, 2011 we had working capital of $3.6 million including $0.6 million in cash and cash equivalents. Our current ratio at December 31, 2012 was 2.3 compared to 3.5 at December 31, 2011.

In 2012, the Company’s operating activities used $1.3 million in cash, primarily to fund an increase of $0.7 million in gross receivables and a net loss of $0.7 million.

In 2012, the Company’s net cash provided by financing activities was $0.9 million resulting from an increase in bank debt. In 2011, the Company’s net cash provided by financing activities was $0.4 million from the net proceeds of a rights offering completed in November 2011.  Under the rights offering, existing shareholders of the Company’s common stock were granted rights to purchase, at an offering price of $0.27 per share, 2 shares of stock for each share held.  The rights offering resulted in the issuance of 1,523,082 shares of common stock.

To conserve cash and manage our liquidity, we have implemented cost-cutting initiatives including the reduction of employee headcount and overhead costs. On December 31, 2012 we had a headcount of 30 compared to 31 as of December 31, 2011. As of February 28, 2013 we had 30 full-time and part-time employees and 1 consultant, in sales that was not included in our headcount.  We plan to continue to assess our cost structure as it relates to our revenues and cash position, and we may make further reductions if the actions are deemed necessary.

On April 10, 2012 Zoom Telephonics, Inc. entered into a Loan and Security Agreement with Silicon Valley Bank (the “Loan Agreement”). This Loan Agreement was filed with the SEC in an 8-K dated April 13, 2012. The Loan Agreement provided for up to $1 million of revolving credit, subject to a borrowing base formula and other terms and conditions as specified in the Loan Agreement. The Loan Agreement had a one year term which was set to expire April 9, 2013. Borrowings were secured by all of Zoom’s assets including Zoom’s intellectual property. The Loan Agreement contained several covenants, including a requirement that Zoom maintain a tangible net worth of at least $3.0 million.

On December 18, 2012, Zoom Telephonics, Inc. (“Zoom”) entered into a Financing Agreement with Rosenthal & Rosenthal, Inc. (the “Financing Agreement”). This Loan Agreement was filed with the SEC in an 8-K dated December 21, 2012.  The Financing Agreement provides for up to $1.75 million of revolving credit, subject to a borrowing base formula and other terms and conditions as specified in the Financing Agreement. The Financing Agreement has a two year term. Borrowings are secured by all of Zoom’s assets including Zoom’s intellectual property. The Loan Agreement contained several covenants, including a requirement that we maintain a tangible net worth not less than $2.5 million and working capital not less than $2.5 million.

Zoom used a portion of the proceeds from the financing arrangement with Rosenthal & Rosenthal, Inc. to pay off its existing loan of $879,047 with Silicon Valley Bank.  On December 19, 2012, the Loan and Security Agreement, dated April 10, 2012, between Zoom and Silicon Valley Bank was terminated upon payment in full by Zoom of all amounts owed under such agreement.

There is substantial doubt in our ability to continue as a going concern due to the risk that we may not have sufficient cash and liquid assets at December 31, 2012 to cover our operating and capital requirements for the next twelve-month period; and if in that case sufficient cash cannot be obtained, we would have to substantially alter, or possibly even discontinue, operations.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

At December 31, 2012 the Company's total current assets were $5.1 million and current liabilities were $2.2 million, which included $0.9 million in bank debt. The Company did not have any long-term debt at December 31, 2012.

(4)           INVENTORIES

Inventories, net of reserves, consist of the following at December 31:

	2011	2012
Materials	$815,357	$720,113
Work in process	25,641	––
Finished goods (including $822,000 and $489,400 held by customers at December 31, 2011 and 2012, respectively)	1,881,785	1,910,273
Total	$2,722,783	$2,630,386

The Company reviews inventory for obsolete and slow moving products each quarter and make provisions based on our estimate of the probability that the material will not be consumed or that it will be sold below cost. The Company recorded a $13.8 thousand increase and $155.2 thousand decrease in the provision for slow moving and obsolete inventory during the years ended December 31, 2011 and 2012, respectively.

 (5)           EQUIPMENT

Equipment consists of the following at December 31:

	2011	2012	Estimated Useful lives in years
Computer hardware and software	$187,349	$190,339	3
Machinery and equipment	257,782	254,533	5
Molds, tools and dies	42,460	42,460	5
Office furniture and fixtures	29,520	44,138	5
	517,111	531,470
Accumulated depreciation and amortization	(496,943)	(505,425)
Equipment and leasehold improvements, net	$20,168	$26,045

Depreciation expense for year ended	$23,546	$14,082

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

In August 1996 the Company entered into a lease for a 77,428 square feet manufacturing and warehousing facility at 645 Summer Street, Boston, MA. The term of this lease expired in August 2006 and the Company began the planned move of its manufacturing and warehousing facility to Tijuana, Mexico. In August 2006 the Company signed a lease for a 35,575 square foot manufacturing and warehousing facility in Tijuana, Mexico with an initial lease term from October 2006 to May 2007, with five two-year options thereafter.  In February 2007 the Company renegotiated the first renewal term and signed a one-year extension starting in May 2007, with five two-year options thereafter. The Company signed another one-year extension starting in May 2008.  In March 2009 the Company signed a one-year lease with one one-year option for a smaller facility for lower cost. In March 2011 the Company signed a one-year lease extension starting May 1, 2011, with three one-year renewal options thereafter. In April 2012 the Company exercised the first of three renewal options, with no change in lease cost.

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

Rent expense for all of the Company's leases was $350,998 in 2011 and $295,797 in 2012.

As of December 31, 2012, the Company's estimated future minimum committed rental payments, excluding executory costs, under the operating leases described above to their expiration or the earliest possible termination date, whichever is sooner, are $275,623 for 2013, $246,019 for 2014, and $240,267 for 2015.

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

Under the terms of the Separation and Distribution Agreement and the Share Exchange Agreement dated January28, 2009, we agreed to indemnify Leimone United after the spin-off with respect to representation and warranties in suchagreements and taxes related to the pre-distribution period. We are not aware of any existing indemnification obligations at this time, but any such indemnification obligations that may arise in the future could be significant. Our ability to satisfy these indemnities, if called upon to do so, will depend upon our future financial strength. We cannot determine whether we will have to indemnify Leimone United or Gold Lion for any substantial obligations.

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

	Number of shares	Weighted average exercise price
Balance as of January 1, 2011	604,000	$0.53
Granted	400,000	$0.48
Exercised	––	––
Expired	(34,000)	0.48
Balance as of December 31, 2011	970,000	$0.51
Granted	––	––
Exercised	––	––
Expired	––	––
Balance as of December 31, 2012	970,000	$0.51

The weighted average grant date fair value of options granted was $0.30 in 2011.  There were no options granted in 2012.

The following table summarizes information about fixed stock options under the 2009 Stock Option Plan outstanding on December 31, 2012.

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.53	585,000	1.11	$0.53	585,000	$0.53
$0.48	385,000	3.30	$0.48	288,750	$0.48
$0.48 to 0.53	970,000	1.98	$0.51	873,750	$0.51

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

	Number of shares	Weighted average exercise price
Balance as of January 1, 2011	90,000	0.40
Granted	60,000	0.36
Exercised	––	––
Expired	––	––
Balance as of December 31, 2011	150,000	0.38
Granted	60,000	0.26
Exercised	––	––
Expired	––	––
Balance as of December 31, 2012	210,000	$0.35

The weighted average grant date fair value of options granted was $0.22 in 2011 and $0.12 in 2012.

The following table summarizes information about fixed stock options under the Directors Plan on December 31, 2012.

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.25-0.26	60,000	4.40	$0.26	60,000	$0.26

$0.27-0.41	60,000	2.40	$0.34	60,000	$0.34

$0.35-0.36	60,000	3.40	$0.36	60,000	$0.36

$0.53	30,000	1.11	$0.53	30,000	$0.53
$0.25-0.53	210,000	3.07	$0.35	210,000	$0.35

The Black-Scholes range of assumptions for the Zoom Telephonics’ options for 2012 and 2011 are shown below:

Assumptions	2009 Stock Option Plan and the 2009 Directors Stock Option Plan

Expected life	2.5 (yrs) - 3.5 (yrs)

Expected volatility	57.53% - 104.86%

Risk-free interest rate	0.37% - 1.92%

Expected dividend yield	0.00%

The unrecognized stock based compensation expense related to non-vested stock awards was approximately $6 thousand as of December 31, 2012.  This amount will be recognized through the first quarter of 2013.

(8)           INCOME TAXES

Income tax expense (benefit) consists of:

	Current	Deferred	Total
Year Ended December 31, 2011:
US federal	$––	$––	$––
State and local	––	––	––
Foreign	2,070	––	2,070
	$2,070	$––	$2,070
Year Ended December 31, 2012:
US federal	$––	$––	$––
State and local	––	––	––
Foreign	3,392	––	3,392
	$3,392	$––	$3,392

A reconciliation of the expected income tax expense or benefit to actual follows:

	2011	2012
Computed "expected" US tax (benefit) at Federal statutory rate	$(295,115)	$(248,996)
Change resulting from:
State and local income taxes, net of federal income tax benefit	––	––
Foreign income taxes	2,070	3,392
Federal valuation allowance	254,390	235,607
Non––deductible items	39,779	14,456
Change in estimate for prior years’ provisions	946	(1,067)
Income tax expense (benefit)	$2,070	$3,392

Temporary differences at December 31 follow:

	2011	2012
Deferred income tax assets:
Inventories	$398,768	$333.315
Accounts receivable	227,443	292,846
Intangible assets	168,549	96,791
Accrued expenses	53,600	60,397
Net operating loss and tax credit carry forwards	17,615,396	17,792,110
Plant and equipment	13,789	15,378
Stock compensation	88,429	88,059
Other – investment impairments	––	127,855
Total deferred income tax assets	18,565,974	18,806,751
Valuation allowance	(18,565,974)	(18,806,751)
Net deferred tax assets	$––	$––

 As of December 31, 2012 the Company had federal net operating loss carry forwards of approximately $47,537,000 which are available to offset future taxable income. They are due to expire in varying amounts from 2018 to 2032. As of December 31, 2012, the Company had Massachusetts state net operating loss carry forwards of approximately $15,798,000 which are available to offset future taxable income. They are due to expire in varying amounts from 2013 through 2017.

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

Effective January 1, 2007, the Company adopted the provisions of a new standard which provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon adoption and in subsequent periods. Upon the adoption, and at December 31, 2012 and 2011, the Company did not have any uncertain tax positions. No interest and penalties related to uncertain tax positions were accrued at December 31, 2012 and 2011.

The Company files income tax returns in the United States and the United Kingdom. Years subsequent to 2008 are open for U.S. Federal and state income tax reporting and years subsequent to 2006 are open in the United Kingdom.

The Company has not provided for U.S. income taxes related to undistributed earnings from its foreign operations at December 31, 2012, as the Company considers these earnings to be permanently reinvested.  Determination of the additional income taxes and applicable withholding that would be payable on the remittance of such undistributed earnings is not practicable because such liability, if any, is dependent upon circumstances existing if and when the Company no longer considers all or a portion of such undistributed earnings to be permanently reinvested.

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

Relatively few customers have accounted for a substantial portion of the Company’s revenues.   In 2012 three customers accounted for 67% of our total net sales and 85% of our gross accounts receivable. During 2011 three customers accounted for 58% of the Company’s total net sales and 72% of gross accounts receivable.

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

(10)         SEGMENT AND GEOGRAPHIC INFORMATION

The Company's operations are classified as one reportable segment. Substantially all of the Company's operations and long-lived assets reside primarily in the United States. Net sales information follows:

	2011	Percent	2012	Percent
United States	$11,305,568	89%	$13,424,789	91%
Outside United States	1,366,743	11	1,266,397	9
Total	$12,672,311	100%	$14,691,186	100%

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

In 2012 the Company had two suppliers each of whom provided 10% or more of the Company's purchased inventory. The loss of their services or a material adverse change in their business or in the Company’s relationship could materially and adversely harm the Company’s business.

 (12)        RETIREMENT PLAN

The Company has a 401(k) retirement savings plan for employees. Under the plan, the Company matches 25% of an employee's contribution, up to a maximum of $350 per employee per year. Company matching contributions charged to expense in 2011 and 2012 were $5,864 and $5,164, respectively.

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

(14)         VALUATION OF MARKETABLE SECURITIES

In October 2010 Zoom Telephonics, Inc. entered into an agreement with Zoom Technologies, Inc. (Nasdaq: ZOOM) in which Zoom Telephonics transferred its rights to the zoom.com domain name and certain trademark rights in exchange for 80,000 shares of Zoom Technologies common stock.  These shares had trading restrictions that ended January 18, 2012.  Due to these restrictions the Company valued its Zoom Technologies shares at market value less a liquidity discount in the financial statements for the period ending December 31, 2011. The Company valued the marketable securities at market value in the financial statements ending December 31, 2012. The Company did not sell any Zoom Technologies shares in 2011 or 2012. The closing price of Zoom Technologies common stock declined from $1.03 on December 31, 2011 to $0.55 on December 31, 2012.

(15)         BANK CREDIT LINES

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

On December 18, 2012, we entered into a Financing Agreement with Rosenthal & Rosenthal, Inc. (the “Financing Agreement”). The Financing Agreement provides for up to $1.75 million of revolving credit, subject to a borrowing base formula and other terms and conditions as specified in the Financing Agreement. The Financing Agreement has a two year term. Borrowings are secured by all of our assets including our intellectual property. The Loan Agreement contained several covenants, including a requirement that we maintain a tangible net worth not less than $2.5 million and working capital not less than $2.5 million.

We used a portion of the proceeds from the financing arrangement with Rosenthal & Rosenthal, Inc. to pay off our existing loan of $879,047 with Silicon Valley Bank.  On December 19, 2012, the Loan Agreement with Silicon Valley Bank was terminated upon payment in full by us of all amounts owed under such agreement

(16)         SUBSEQUENT EVENTS

Management of the Company has reviewed subsequent events from December 31, 2012 through the date of filing and concluded that there were no subsequent events requiring adjustment to or disclosure in these financial statements.

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