Form 10-Q
period 2013-03-31
Zoom Telephonics, Inc.
filed 2013-05-15
CIK 1467761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of March 31, 2013, was 6,973,704 shares.

ZOOM TELEPHONICS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ZOOM TELEPHONICS, INC.
Condensed Balance Sheets (Unaudited)

ASSETS	March 31, 2013	December 31, 2012
Current assets
Cash and cash equivalents	$194,708	$195,704
Marketable securities	56,800	44,000
Accounts receivable, net of allowances of $609,817 at March 31, 2013 and $811,897 at December 31, 2012	1,513,022	1,966,334
Inventories	2,671,382	2,630,386
Prepaid expenses and other current assets	247,319	261,688
Total current assets	4,683,231	5,098,112

Equipment, net	42,437	26,045
Total assets	$4,725,668	$5,124,157

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank debt	$799,710	$910,807
Accounts payable	998,035	931,607
Accrued expenses	345,858	379,841
Total current liabilities	2,143,603	2,222,255

Total liabilities	2,143,603	2,222,255

Stockholders' equity
Common stock, $0.01 par value:
Authorized - 25,000,000 shares; issued and outstanding – 6,973,704 shares at March 31, 2013 and December 31, 2012, respectively	69,737	69,737
Additional paid-in capital	33,914,896	33,904,003
Accumulated deficit	(31,504,363)	(31,170,788)
Accumulated other comprehensive income( loss)	101,795	98,950
Total stockholders' equity	2,582,065	2,901,902
Total liabilities and stockholders' equity	$4,725,668	$5,124,157

See accompanying notes.

ZOOM TELEPHONICS, INC.
Condensed Statements of Operations and
Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net sales	$2,817,599	$3,977,500
Cost of goods sold	2,113,631	2,988,538
Gross profit	703,968	988,962

Operating expenses:
Selling	422,665	526,186
General and administrative	339,534	314,652
Research and development	258,512	260,410
	1,020,711	1,101,248
Operating profit (loss)	(316,743)	(112,286)

Other :
Interest income	9	40
Other, net	(16,328)	(781)
Total other income (expense), net	(16,319)	(741)

Income (loss) before income taxes	(333,062)	(113,027)

Income taxes (benefit)	512	1,240

Net income (loss)	$(333,574)	$(114,267)

Other comprehensive income (loss):
Foreign currency translation adjustments	(9,955)	6,546
Unrealized gain (loss) for the period	12,800	8,120

Total comprehensive income (loss)	$(330,729)	$(99,601)

Net income (loss) per share:
Basic and Diluted	$(0.05)	$(0.02)

Weighted average common and common equivalent shares:
Basic and Diluted	6,973,704	6,973,704

See accompanying notes.

ZOOM TELEPHONICS, INC.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities:
Net income (loss)	$(333,574)	$(114,267)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,023	3,065
Stock based compensation	10,892	16,082
(Reversal of) provision for accounts receivable allowances	(202,081)	83,224
Provision for product return reserve	126,646	––
Changes in operating assets and liabilities:
Accounts receivable	648,814	87,052
Inventories	(168,256)	(249,848)
Prepaid expenses and other assets	12,752	(32,924)
Accounts payable and accrued expenses	30,082	116,295
Net cash provided by (used in) operating activities	128,298	(91,321)

Investing activities:
Purchases of property, plant and equipment	(19,414)	––
Net cash provided by (used in) investing activities	(19,414)	––

Financing activities:
Net funds from bank credit lines	(111,097)	––
Net cash provided by (used in) financing activities	(111,097)	––

Effect of exchange rate changes on cash	1,217	(614)

Net change in cash	(996)	(91,935)

Cash and cash equivalents at beginning of period	195,704	644,365

Cash and cash equivalents at end of period	$194,708	$552,430

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$17,236	$––
Income taxes	$512	$1,240

See accompanying notes.

ZOOM TELEPHONICS, INC.
Notes to Condensed Financial Statements
(Unaudited)

(1) Summary of Significant Accounting Policies

The accompanying financial statements are unaudited. However, the condensed balance sheet as of December 31, 2012 was derived from audited financial statements. In the opinion of management, the accompanying financial statements include all adjustments to present fairly the financial position, results of operations and cash flows of the Company.  The adjustments are of a normal, recurring nature.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year. The Company has evaluated subsequent events from March 31, 2013 through the date of this filing and determined that there are no such events requiring recognition or disclosure in the financial statements except as described above.

The condensed financial statements of the Company presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2012 included in the Company's 2012 Annual Report on Form 10-K.

 (2) Liquidity

Zoom’s cash balance on March 31, 2013 was $195 thousand, down slightly from December 31, 2012. Zoom’s $0.1 million decrease in bank debt and $0.3 million loss in the first quarter of 2013 were the main reasons for the decrease in cash.  This was offset by Zoom’s $0.5 million decrease in net accounts receivable, which increased cash. Zoom’s current ratio was 2.2 on March 31, 2013.

On March 31, 2013 the Company had working capital of $2.5 million including $0.2 million in cash and cash equivalents.  On December 31, 2012 we had working capital of $2.9 million including $0.2 million in cash and cash equivalents. Our current ratio at March 31, 2013 was 2.2 compared to 2.3 at December 31, 2012. The primary reasons for the lower current ratio were Zoom’s loss of $0.3 million for the first three months of 2013 and the decrease in gross accounts receivable.

To conserve cash and manage our liquidity, we have for years implemented cost-cutting initiatives including the reduction of employee headcount and overhead costs. On March 31, 2013 we had 30 employees, down from 31 employees on March 31, 2012.  On March 31, 2013 we had 10,600 square feet of headquarter space, down from 14,400 square feet on March 31, 2012.  On May 6, 2013 we planned further personnel cost reductions consistent with our ongoing review of expenses, net loss, and liquidity.

On April 10, 2012 Zoom Telephonics, Inc. entered into a Loan and Security Agreement with Silicon Valley Bank (the “Loan Agreement”). This Loan Agreement was filed with the SEC in an 8-K dated April 13, 2012. The Loan Agreement provided for up to $1 million of revolving credit, subject to a borrowing base formula and other terms and conditions as specified in the Loan Agreement. The Loan Agreement had a one year term which was set to expire April 9, 2013. Borrowings were secured by all of Zoom’s assets including Zoom’s intellectual property. Zoom terminated this loan with payment in full on December 19, 2012 in connection with a financing agreement with Rosenthal & Rosenthal.

On December 18, 2012, Zoom Telephonics, Inc. (“Zoom”) entered into a Financing Agreement with Rosenthal & Rosenthal, Inc. (the “Financing Agreement”). This Financing Agreement was filed with the SEC in an 8-K dated December 21, 2012.  The Financing Agreement provides for up to $1.75 million of revolving credit, subject to a borrowing base formula and other terms and conditions as specified in the Financing Agreement. The Financing Agreement has a two year term. Borrowings are secured by all of Zoom’s assets including Zoom’s intellectual property. The Financing Agreement contained several covenants, including a requirement that we maintain specific levels of tangible net worth and working capital.

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

 (3) Inventories

Inventories consist of :	March 31, 2013	December 31, 2012
Materials	$554,732	$720,113
Work in process	87,144	––
Finished goods (including $362,500 and $489,400 held by customers at March 31, 2013 and December 31, 2012, respectively)	2,029,506	1,910,273
Total	$2,671,382	$2,630,386

(4) Contingencies

Lawsuits may occur in the ordinary course of business. The Company evaluates such lawsuits and proceedings on a case-by-case basis, and its policy is to vigorously contest any such claims that it believes are without merit.

On October 15, 2012 Telecomm Innovations LLC filed a complaint against Zoom Telephonics and at least 23 other companies including Dell Inc., various dial-up modem producers, and many fax machine producers.  The only named Zoom product was Zoom’s Model 3095 dial-up modem, and we believe that this has a license through Conexant for the two patents mentioned in the complaint.  However, other Zoom dial-up modem products may be subject to the complaint, and a small percentage of these did not use Conexant chipsets.  It is impossible to assess the potential cost and senior management distraction associated with this complaint or with future complaints or suits that may occur.

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

(5) Segment and Geographic Information

The Company’s operations are classified as one reportable segment. The Company’s net sales by geographic region follow:

	Three Months		Three Months
	Ended	% of	Ended	% of
	March 31, 2013	Total	March 31, 2012	Total
North America	$2,572,673	91%	$3,683,732	93%
UK	144,220	5%	129,321	3%
All Other	100,706	4%	164,447	4%
Total	$2,817,599	100%	$3,977,500	100%

(6) Customer Concentrations

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

Relatively few customers have accounted for a substantial portion of the Company’s net sales.  In the first quarter of 2013, three customers accounted for 63% of our total net sales. In the first quarter of 2012, three customers accounted for 70% of the Company’s total net sales.

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

(7) Valuation of Marketable Securities

In October 2010 Zoom Telephonics, Inc. entered into an agreement with Zoom Technologies, Inc. (Nasdaq: ZOOM) in which Zoom Telephonics transferred its rights to the zoom.com domain name and certain trademark rights in exchange for 80,000 shares of Zoom Technologies common stock.  These shares had trading restrictions that ended January 18, 2012.  The Company values the marketable securities at market value in the financial statements. The Company did not sell any Zoom Technologies shares in 2012 or the first quarter of 2013. The closing price of Zoom Technologies common stock increased from $0.55 on December 31, 2012 to $0.71 on March 31, 2013.

(8) Bank Credit Lines

On April 10, 2012 Zoom Telephonics, Inc. entered into a Loan and Security Agreement with Silicon Valley Bank (the “Loan Agreement”). This Loan Agreement was filed with the SEC in an 8-K dated April 13, 2012. The Loan Agreement provided for up to $1 million of revolving credit, subject to a borrowing base formula and other terms and conditions as specified in the Loan Agreement. The Loan Agreement had a one year term which was set to expire April 9, 2013. Borrowings were secured by all of Zoom’s assets including Zoom’s intellectual property. Zoom terminated this loan with payment in full on December 19, 2012 in connection with a financing agreement with Rosenthal & Rosenthal.

On December 18, 2012, Zoom Telephonics, Inc. (“Zoom”) entered into a Financing Agreement with Rosenthal & Rosenthal, Inc. (the “Financing Agreement”). This Financing Agreement was filed with the SEC in an 8-K dated December 21, 2012.  The Financing Agreement provides for up to $1.75 million of revolving credit, subject to a borrowing base formula and other terms and conditions as specified in the Financing Agreement. The Financing Agreement has a two year term. Borrowings are secured by all of Zoom’s assets including Zoom’s intellectual property. The Financing Agreement contained several covenants, including a requirement that we maintain  specific levels of tangible net worth and working capital.

On March 31, 2013 Zoom was in compliance with the covenants of the Financing Agreement with Rosenthal & Rosenthal, Inc.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the safe harbor statement and the risk factors contained in Item IA of Part II of this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 29, 2013 and in our other filings with the SEC. Readers should also be cautioned that results of any reported period are often not indicative of results for any future period.

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

Over the past several years our net sales have declined. In response to declining sales volume, we have cut costs by reducing staffing and some overhead costs. Our total headcount was reduced from 31 on March 31, 2012 to 30 on March 31, 2013. As of May 3, 2013, Zoom had 30 full-time and part-time employees. Of the 30 included in our headcount on May 3, 2013, 7 were engaged in research and development and quality control, 5 were involved in manufacturing oversight, purchasing, assembly, packaging and shipping, 12 were engaged in sales, marketing, technical support, and the remaining 7 performed accounting, administrative, management information systems, and executive functions. Zoom has implemented cost cutting measures including reducing our headcount and reducing the number of days that certain employees work. As a result, Zoom currently has 27 full-time employees and 3 employees working less than 5 days per week. Our dedicated manufacturing personnel in Mexico are employees of our Mexican manufacturing service provider and not included in our headcount.  On March 31, 2013, Zoom had one consultant in sales that was not included in our headcount.

Zoom’s cash balance on March 31, 2013 was $195 thousand, down slightly from December 31, 2012. Zoom’s $0.1 million decrease in bank debt and $0.3 million loss in Q1 2013 were the main reasons for the decrease in cash.  This was offset by Zoom’s $0.5 million decrease in net accounts receivable, which increased cash. Zoom’s current ratio was 2.2 on March 31, 2013.

On March 31, 2013 the Company had working capital of $2.5 million including $0.2 million in cash and cash equivalents.  On December 31, 2012 we had working capital of $2.9 million including $0.2 million in cash and cash equivalents. Our current ratio at March 31, 2013 was 2.2 compared to 2.3 at December 31, 2012. The primary reasons for the lower current ratio were Zoom’s loss of $0.3 million for the first three months of 2013 and the decrease in gross accounts receivable.

On April 10, 2012 Zoom Telephonics, Inc. entered into a Loan and Security Agreement with Silicon Valley Bank (the “Loan Agreement”). This Loan Agreement was filed with the SEC in an 8-K dated April 13, 2012. The Loan Agreement provided for up to $1 million of revolving credit, subject to a borrowing base formula and other terms and conditions as specified in the Loan Agreement. The Loan Agreement had a one year term which was set to expire April 9, 2013. Borrowings were secured by all of Zoom’s assets including Zoom’s intellectual property. Zoom terminated this loan with payment in full on December 19, 2012 in connection with a financing agreement with Rosenthal & Rosenthal.

On December 18, 2012, Zoom Telephonics, Inc. (“Zoom”) entered into a Financing Agreement with Rosenthal & Rosenthal, Inc. (the “Financing Agreement”). This Financing Agreement was filed with the SEC in an 8-K dated December 21, 2012.  The Financing Agreement provides for up to $1.75 million of revolving credit, subject to a borrowing base formula and other terms and conditions as specified in the Financing Agreement. The Financing Agreement has a two year term. Borrowings are secured by all of Zoom’s assets including Zoom’s intellectual property. The Financing Agreement contained several covenants, including a requirement that we maintain a specific level of tangible net worth and working capital.

As of March 31, 2013 Zoom was in compliance with the covenants of the Financing Agreement with Rosenthal & Rosenthal, Inc.

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

Product Returns. Products are returned by retail stores and distributors for inventory balancing, contractual stock rotation privileges, and warranty repair or replacements. We estimate the sales and cost value of expected future product returns of previously sold products. Our estimates for product returns are based on recent historical trends plus estimates for returns prompted by, among other things, announced stock rotations and announced customer store closings. Management reviews historical returns, current economic trends, and changes in customer demand and acceptance of our products when estimating sales return allowances. The estimate for future returns is recorded as a reserve against accounts receivable, a reduction in our net sales, and the corresponding change to inventory reserves and cost of sales. Product returns as a percentage of total shipments were 16.3% and 12.2% for the first quarter of 2013 and 2012, respectively.

Price Protection Refunds. We have a policy of offering price protection to certain of our retailer and distributor customers for some or all their inventory. Under the price protection policies, when we reduce our prices for a product, the customer receives a credit for the difference between the original purchase price and our reduced price for their unsold inventory of that product. Our estimates for price protection refunds are based on a detailed understanding and tracking by customer and by sales program. Estimated price protection refunds are recorded in the same period as the announcement of a pricing change. Information from customer inventory-on-hand reports or from direct communications with the customers is used to estimate the refund, which is recorded as a reduction of net sales and a reserve against accounts receivable. Reductions in our net sales due to price protection were negligible in both the first quarter of 2013 and the first quarter of 2012.

Sales and Marketing Incentives. Many of our retailer customers require sales and marketing support funding, usually set as a percentage of our sales in their stores. The incentives were reported as reductions in our net sales and were $51 thousand in the first quarter of 2013 and $81 thousand in the first quarter of 2012.

Consumer Mail-In and In-Store Rebates. Our estimates for consumer mail-in and in-store rebates are based on a detailed understanding and tracking by customer and sales program, supported by actual rebate claims processed by the rebate redemption centers plus an accrual for an estimated lag in processing at the redemption centers. The estimate for mail-in and in-store rebates is recorded as a reserve against accounts receivable and a reduction of net sales in the same period that the rebate obligation was triggered. Reductions in our net sales due to the consumer rebates were negligible in both the first quarter of 2013 and the first quarter of 2012.

To ensure that the sales, discounts, and marketing incentives are recorded in the proper period, we perform extensive tracking and documenting by customer, by period, and by type of marketing event. This tracking includes reconciliation to the accounts receivable records for deductions taken by our customers for these discounts and incentives.

Accounts Receivable Valuation. We establish accounts receivable valuation allowances equal to the above-discussed net sales adjustments for estimates of product returns, price protection refunds, consumer rebates, and general bad debt reserves. These allowances are reduced as actual credits are issued to the customer's accounts. Our bad-debt write-offs were negligible in both the first quarter of 2013 and the first quarter of 2012.

Inventory Valuation and Cost of Goods Sold. Inventory is valued at the lower of cost, determined by the first-in, first-out method, or market. We review inventories for obsolete slow moving products each quarter and make provisions based on our estimate of the probability that the material will not be consumed or that it will be sold below cost. Additional charges to inventory reserves related to obsolete and slow-moving products were negligible in both the first quarter of 2013 and the first quarter of 2012.

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

Valuation of Investments. In October 2010 Zoom Telephonics, Inc. entered into an agreement with Zoom Technologies, Inc. (Nasdaq: ZOOM) in which Zoom Telephonics transferred its rights to the zoom.com domain name and certain trademark rights in exchange for 80,000 shares of Zoom Technologies common stock.  These shares had trading restrictions that ended January 18, 2012.  The Company values the marketable securities at market value in the financial statements.  The Company did not sell any Zoom Technologies shares in 2012 or the first quarter of 2013. The closing price of Zoom Technologies common stock increased from $0.55 on December 31, 2012 to $0.71 on March 31, 2013.

Results of Operations

Summary. Net sales were $2.8 million for our first quarter ended March 31, 2013, down 29.2% from $4.0 million in the first quarter of 2012.  Zoom reported a net loss of $334 thousand or $0.05 per share for the first quarter of 2013 (“Q1 2013”), compared to Zoom’s net loss of $114 thousand or $0.02 per share for the first quarter of 2012 (“Q1 2012”).

Net Sales. Our total net sales for the first quarter of 2013 decreased $1.2 million or 29.2% from the first quarter of 2012, primarily due to sales declines in North America. Geographically, our North American sales decreased,but continues to maintain their dominant share of our overall sales, going from 92.6% of our net sales in Q1 2012 to 91.3% in Q1 2013.  Our second largest market, the UK, experienced an increase from 3.3% of our net sales in Q1 2012 to 5.1% in Q1 2013.

In the quarter ended March 31, 2013 three customers accounted for 63% of total net sales. Because of our significant customer concentration, our net sales and operating income has fluctuated and could in the future fluctuate significantly due to changes in political or economic conditions or the loss, reduction of business, or less favorable terms for any of our significant customers.

Gross Profit. Gross profit was $704 thousand or 25.0% of net sales in Q1 2013, a decrease from $989 thousand in Q1 2012.  Gross profit decreased primarily due to reduced sales.

Selling Expense. Selling expense was $423 thousand or 15.0% of net sales in the first quarter of 2013 compared to $526 thousand or 13.2% of net sales in the first quarter of 2012.  Variable selling expenses decreased due to lower variable selling expenses related to decreased revenues in Q1 2013 compared to Q1 2012.

General and Administrative Expense. General and administrative expense was $340 thousand or 12.1% of net sales in the first quarter of 2013, up from $315 thousand or 7.9% of net sales in the first quarter of 2012. The increase was due to loan related costs, and legal costs for patent work. These increases were offset by reductions in rent costs.

Research and Development Expense. Research and development expense was $259 thousand or 9.2% of net sales in the first quarter of 2013 and $260 thousand or 6.5% of net sales in the first quarter of 2012.

Other Income (Expense). Other income (expense), net was $(16) thousand in 2013, and substantially consisted of interest expense related to loan agreements signed in 2012. Other income (expense), net was negligible in 2012.

Liquidity and Capital Resources

Zoom’s cash balance on March 31, 2013 was $195 thousand, down slightly from December 31, 2012. Zoom’s $0.1 million decrease in bank debt and $0.3 million loss in Q1 2012 were the main reasons for the decrease in cash.  This was offset by Zoom’s $0.5 million decrease in net accounts receivable, which increased cash. Zoom’s current ratio was 2.2 on March 31, 2013.

On March 31, 2013 the Company had working capital of $2.5 million including $0.2 million in cash and cash equivalents.  On December 31, 2012 we had working capital of $2.9 million including $0.2 million in cash and cash equivalents. Our current ratio at March 31, 2013 was 2.2 compared to 2.3 at December 31, 2012. The primary reasons for the lower current ratio were Zoom’s loss of $0.3 million for the first three months of 2013 and the decrease in gross accounts receivable.

To conserve cash and manage our liquidity, we have for years implemented cost-cutting initiatives including the reduction of employee headcount and overhead costs. On March 31, 2013 we had 30 employees, down from 31 employees on March 31, 2012.  On March 31, 2013 we had 10,600 square feet of headquarter space, down from 14,400 square feet on March 30, 2012.  On May 6, 2013 we planned further personnel cost reductions consistent with our ongoing review of expenses, net income, and liquidity.

On April 10, 2012 Zoom Telephonics, Inc. entered into a Loan and Security Agreement with Silicon Valley Bank (the “Loan Agreement”). This Loan Agreement was filed with the SEC in an 8-K dated April 13, 2012. The Loan Agreement provided for up to $1 million of revolving credit, subject to a borrowing base formula and other terms and conditions as specified in the Loan Agreement. The Loan Agreement had a one year term which was set to expire April 9, 2013. Borrowings were secured by all of Zoom’s assets including Zoom’s intellectual property. Zoom terminated this loan with payment in full on December 19, 2012 in connection with a financing agreement with Rosenthal & Rosenthal.

On December 18, 2012, Zoom Telephonics, Inc. (“Zoom”) entered into a Financing Agreement with Rosenthal & Rosenthal, Inc. (the “Financing Agreement”). This Financing Agreement was filed with the SEC in an 8-K dated December 21, 2012.  The Financing Agreement provides for up to $1.75 million of revolving credit, subject to a borrowing base formula and other terms and conditions as specified in the Financing Agreement. The Financing Agreement has a two year term. Borrowings are secured by all of Zoom’s assets including Zoom’s intellectual property. The Financing Agreement contained several covenants, including a requirement that we maintain a specific level of tangible net worth and working capital.

As of March 31, 2013 Zoom was in compliance with the covenants of the Financing Agreement with Rosenthal & Rosenthal, Inc.

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

Commitments

During the three months ended March 31, 2013, there were no material changes to our capital commitments and contractual obligations from those disclosed in our Form 10-K for the year ended December 31, 2012.

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

In some cases, you can identify forward-looking statements by terms such as "may," "will, " "should," "could," "would," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential" and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in our future financial results include those discussed in the risk factors set forth in Item 1A of Part II below as well as those discussed elsewhere in this report, in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 29, 2013 and in our other filings with the SEC.

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

            As of March 31, 2013 we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1A.	RISK FACTORS

This report contains forward-looking statements that involve risks and uncertainties, such as statements of our objectives, expectations and intentions. The cautionary statements made in this report are applicable to all forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 29, 2013, as well as those discussed in this report and in our other filings with the SEC.

We will probably require additional funding, which may be difficult to obtain on favorable terms, if at all.

Over the next twelve months we will probably require additional funding. We currently have a line of credit of up to $1.75 million from which we can borrow, and this line is subject to covenants that must be met.  It is not certain whether all or part of this line of credit will be available to us in the future; and other sources of financing may not be available to us on a timely basis if at all, or on terms acceptable to us. If we fail to obtain acceptable additional financing when needed, we may not have sufficient resources to fund our normal operations; and this would have a material adverse effect on our business.

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

We make many products and they typically use patented technology.  We attempt to license appropriate patents either directly or through our integrated circuit suppliers.  However, we are subject to costs and senior management distractions due to patent matters.  On October 15, 2012 Telecomm Innovations LLC filed a complaint against Zoom Telephonics and at least 23 other companies including Dell Inc., various dial-up modem producers, and many fax machine producers.  The only named Zoom product was Zoom’s Model 3095 dial-up modem, and we believe that this has a license through Conexant for the two patents mentioned in the complaint.  However, other Zoom dial-up modem products may be subject to the complaint, and a small percentage of these did not use Conexant chipsets.  On February 6, 2013 Voice Integration Technologies filed a complaint against Zoom Telephonics alleging infringement of U.S. Patent No. 7,127,048 (the “‘048 Patent”), entitled “Systems and Methods for Integrating Analog Voice Service and Derived POTS Voice Service in a Digital Subscriber Line Environment.”  The products subject to the complaint include Zoom ADSL X6v models 5695 and 5697.  Zoom has not sold many of this type of product during its entire history; so Zoom believes the risk from this complaint is likely to be small. It is impossible to assess the potential cost and senior management distraction associated with these complaints or with future complaints or suits that may occur.

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

ZOOM TELEPHONICS, INC. (Registrant)

Date: May 15, 2013	By:	/s/ Frank B. Manning
Frank B. Manning, President, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.