Form 10-Q
period 2013-06-30
Zoom Telephonics, Inc.
filed 2013-08-14
CIK 1467761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

(Mark One)

  ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of June 30, 2013, was 6,973,704 shares.

ZOOM TELEPHONICS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ZOOM TELEPHONICS, INC.
Condensed Balance Sheets (Unaudited)

ASSETS	June 30, 2013	December 31, 2012
Current assets
Cash and cash equivalents	$44,483	$195,704
Marketable securities	32,800	44,000
Accounts receivable, net of allowances of $571,172 at June 30, 2013 and $811,897 at December 31, 2012	1,896,192	1,966,334
Inventories	2,149,949	2,630,386
Prepaid expenses and other current assets	246,812	261,688
Total current assets	4,370,236	5,098,112

Equipment, net	51,358	26,045
Total assets	$4,421,594	$5,124,157

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank debt	$742,492	$910,807
Accounts payable	770,842	931,607
Accrued expenses	288,881	379,841
Total current liabilities	1,802,215	2,222,255

Total liabilities	1,802,215	2,222,255

Stockholders' equity
Common stock, $0.01 par value:
Authorized - 25,000,000 shares; issued – 6,973,704 shares at June 30, 2013 and December 31, 2012, respectively	69,737	69,737
Additional paid-in capital	33,924,921	33,904,003
Accumulated deficit	(31,454,970)	(31,170,788)
Accumulated other comprehensive income (loss)	79,691	98,950
Total stockholders' equity	2,619,379	2,901,902
Total liabilities and stockholders' equity	$4,421,594	$5,124,157

See accompanying notes.

ZOOM TELEPHONICS, INC.
Condensed Statements of Operations and
Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net sales	$2,999,019	$3,831,222	$5,816,618	$7,808,722
Cost of goods sold	1,964,785	2,911,176	4,078,416	5,899,715
Gross profit	1,034,234	920,046	1,738,202	1,909,007

Operating expenses:
Selling	400,094	500,837	822,759	1,027,023
General and administrative	354,346	299,095	693,880	613,747
Research and development	213,606	321,595	472,118	582,005
	968,046	1,121,527	1,988,757	2,222,775

Operating profit (loss)	66,188	(201,481)	(250,555)	(313,768)

Other:
Interest income	17	41	26	81
Other, net	(15,797)	(8,803)	(32,126)	(9,584)
Total other income (expense), net	(15,780)	(8,762)	(32,100)	(9,503)

Income (loss) before income taxes	50,408	(210,243)	(282,655)	(323,271)

Income taxes (benefit)	1,016	617	1,527	1,857

Net income (loss)	$49,392	$(210,860)	$(284,182)	$(325,128)

Other comprehensive income (loss):
Foreign currency translation adjustments	1,896	(1,540)	(8,059)	5,006
Unrealized gain (loss) for the period	(24,000)	(7,200)	(11,200)	920

Net comprehensive income (loss)	$27,288	$(219,600)	$(303,441)	$(319,202)

Basic and diluted net income (loss) per share	$0.01	$(0.03)	$(0.04)	$(0.05)

Weighted average common and common equivalent shares:
Basic and diluted	6,973,704	6,973,704	6,973,704	6,973,704

See accompanying notes.

ZOOM TELEPHONICS, INC.
Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating activities:
Net income (loss)	$(284,182)	$(325,128)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,230	6,245
Stock based compensation	20,918	26,726
(Reversal of) provision for accounts receivable allowances	(240,725)	193,821
Changes in operating assets and liabilities:
Accounts receivable	306,084	(689,031)
Inventories	480,317	(96,894)
Prepaid expenses and other assets	13,539	24,311
Accounts payable and accrued expenses	(253,572)	(232,755)
Net cash provided by (used in) operating activities	47,609	(1,092,705)

Investing activities:
Purchases of property, plant and equipment	(30,543)	(14,421)
Net cash provided by (used in) investing activities	(30,543)	(14,421)

Financing activities:
Net funds from bank credit lines	(168,315)	526,000
Net cash provided by (used in) financing activities	(168,315)	526,000

Effect of exchange rate changes on cash	28	122

Net change in cash	(151,221)	(581,004)

Cash and cash equivalents at beginning of period	195,704	644,365

Cash and cash equivalents at end of period	$44,483	$63,361

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$35,403	$7,278
Income taxes	$1,527	$1,857

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year. The Company has evaluated subsequent events from June 30, 2013 through the date of this filing and determined that there are no such events requiring recognition or disclosure in the financial statements.

     The condensed financial statements of Zoom Telephonics, Inc. (“the Company” or "Zoom") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2012 included in the Company's 2012 Annual Report on Form 10-K.

 (2) Liquidity

Zoom’s cash and cash equivalents balance on June 30, 2013 was $44 thousand, down $152 thousand from December 31, 2012. Zoom’s $0.4 million decrease in current liabilities and $0.3 million loss for the first half of 2013 were the main reasons for the decrease in cash. This was partially offset by Zoom’s $0.5 million decrease in net inventory.

On June 30, 2013 the Company had working capital of $2.6 million including $44 thousand in cash and cash equivalents.  On December 31, 2012 we had working capital of $2.9 million including $196 thousand in cash and cash equivalents. Our current ratio at June 30, 2013 was 2.4 compared to 2.3 at December 31, 2012.

To conserve cash and manage our liquidity, we have implemented cost-cutting initiatives including the reduction of employee headcount and overhead costs. On June 30, 2013 we had a headcount of 28 compared to 32 as of June 30, 2012. One contractor in sales was not included in our headcount.  We plan to continue to assess our cost structure as it relates to our revenues and cash position, and we may make further reductions if the actions are deemed necessary.

On April 10, 2012 Zoom entered into a Loan and Security Agreement with Silicon Valley Bank (the “Loan Agreement”). This Loan Agreement was filed with the SEC in an 8-K dated April 13, 2012. The Loan Agreement provided for up to $1 million of revolving credit, subject to a borrowing base formula and other terms and conditions as specified in the Loan Agreement. The Loan Agreement had a one year term which was set to expire April 9, 2013. Borrowings were secured by all of Zoom’s assets including Zoom’s intellectual property. Zoom terminated this loan with payment in full on December 19, 2012 in connection with a financing agreement with Rosenthal & Rosenthal, Inc.

On December 18, 2012, Zoom entered into a Financing Agreement with Rosenthal & Rosenthal, Inc. (the “Financing Agreement”). This Financing Agreement was filed with the SEC in an 8-K dated December 21, 2012.  The Financing Agreement provides for up to $1.75 million of revolving credit, subject to a borrowing base formula and other terms and conditions as specified in the Financing Agreement. The Financing Agreement has a two year term. Borrowings are secured by all of Zoom’s assets including Zoom’s intellectual property. The Financing Agreement contains several covenants, including a requirement that we maintain specific levels of tangible net worth and working capital.

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

The Company has had recurring net losses and continues to experience negative cash flows from operations.  Management does not believe the Company has sufficient resources to fund its normal operations over the next 12 months unless sales or gross margin improves significantly or the Company raises capital. Additional financing may not be available on terms favorable to the Company, or at all.  If these funds are not available, the Company may not be able to execute its business plan or take advantage of business opportunities.  The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain.  Since the Company is unsure whether it will be able to obtain additional capital or has not been able to increase cash flow through the increase of sales, there is substantial doubt as to its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 (3) Inventories

Inventories consist of :	June 30, 2013	December 31, 2012
Raw materials	$474,020	$720,113
Work in process	95,620	––
Finished goods (including $370,100 and $489,400 held by customers at June 30, 2013 and December 31, 2012, respectively)	1,580,309	1,910,273
Total inventories	$2,149,949	$2,630,386

(4) Contingencies

Zoom currently has one outstanding complaint against it.  On October 15, 2012, Telecomm Innovations LLC filed a complaint against Zoom Telephonics and also filed complaints against many other companies including various dial-up modem producers and many fax machine producers.  The only named Zoom product in the complaint was Zoom’s Model 3095 dial-up modem, and we believe that this product has a license through Conexant for the two patents mentioned in the complaint.  However, other Zoom dial-up modem products may be subject to the patents asserted in the complaint, and a small percentage of these did not use Conexant chipsets.  Telecomm Innovations LLC has recently discovered that there was a gap in the chain of title for the asserted patents and it may not have had standing at the time the complaint was filed.  We expect Telecomm Innovations LLC to dismiss the complaint and then refile the claim with a purported correction to the chain of title.

On February 6, 2013 Voice Integration Technologies filed a complaint against Zoom Telephonics alleging infringement of U.S. Patent No. 7,127,048 (the “048 Patent”), entitled “Systems and Methods for Integrating Analog Voice Service and Derived POTS Voice Service in a Digital Subscriber Line Environment.” On July 1, 2013, this case was closed following the filing of a Stipulation of Dismissal with prejudice pursuant to a resolution of the dispute between Zoom and Voice Integration Technologies.

(5) Segment and Geographic Information

The Company’s operations are classified as one reportable segment. The Company’s net sales by geographic region follow:

	Three Months		Three Months		Six Months		Six Months
	Ended		Ended		Ended		Ended
	June 30,	% of	June 30,	% of	June 30,	% of	June 30,	% of
	2013	Total	2012	Total	2013	Total	2012	Total
North America	$2,762,556	92%	$3,413,951	89%	$5,335,229	92%	$7,097,682	91%
UK	78,584	3%	137,488	4%	222,804	4%	266,809	3%
All Other	157,879	5%	279,783	7%	258,585	4%	444,231	6%
Total	$2,999,019	100%	$3,831,222	100%	$5,816,618	100%	$7,808,722	100%

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

Relatively few customers have accounted for a substantial portion of the Company’s revenues.  In the second quarter of 2013, three customers accounted for 73% of the Company’s total net sales. In the second quarter of 2012, three customers accounted for 62% of the Company’s total net sales. In the first six months of 2013, three customers accounted for 66% of the Company’s total net sales. In the first six months of 2012, three customers  accounted for 66% of the Company’s total net sales.

The Company’s customers generally do not enter into long-term agreements obligating them to purchase products. The Company may not continue to receive significant revenues from any of these or from other large customers. A reduction or delay in orders from any of the Company’s significant customers, or a delay or default in payment by any significant customer, could materially harm the Company’s business and prospects. Because of the Company’s significant customer concentration, its net sales and operating income (loss) could fluctuate significantly due to changes in political or economic conditions, or the loss, reduction of business, or less favorable terms for any of the Company's significant customers.

(7) Valuation of Marketable Securities

In October 2010 Zoom Telephonics, Inc. entered into an agreement with Zoom Technologies, Inc. (Nasdaq: ZOOM) in which Zoom Telephonics transferred its rights to the zoom.com domain name and certain trademark rights in exchange for 80,000 shares of Zoom Technologies common stock.  These shares had trading restrictions that ended January 18, 2012.  The Company values the marketable securities at market value in the financial statements. The Company did not sell any Zoom Technologies shares in 2012 or the first and second quarter of 2013. The closing price of Zoom Technologies common stock decreased from $0.55 on December 31, 2012 to $0.41 on June 30, 2013.

(8)  Bank Credit Lines

On April 10, 2012 Zoom entered into a Loan and Security Agreement with Silicon Valley Bank (the “Loan Agreement”). This Loan Agreement was filed with the SEC in an 8-K dated April 13, 2012. The Loan Agreement provided for up to $1 million of revolving credit, subject to a borrowing base formula and other terms and conditions as specified in the Loan Agreement. The Loan Agreement had a one year term which was set to expire April 9, 2013. Borrowings were secured by all of Zoom’s assets including Zoom’s intellectual property. Zoom terminated this loan with payment in full on December 19, 2012 in connection with a financing agreement with Rosenthal & Rosenthal, Inc.

On December 18, 2012, Zoom entered into a Financing Agreement with Rosenthal & Rosenthal, Inc. (the “Financing Agreement”). This Financing Agreement was filed with the SEC in an 8-K dated December 21, 2012.  The Financing Agreement provides for up to $1.75 million of revolving credit, subject to a borrowing base formula and other terms and conditions as specified in the Financing Agreement. The Financing Agreement has a two year term. Borrowings are secured by all of Zoom’s assets including Zoom’s intellectual property. The Financing Agreement contains several covenants, including a requirement that we maintain specific levels of tangible net worth and working capital.

On June 30, 2013 Zoom was in compliance with the covenants of the Financing Agreement with Rosenthal & Rosenthal, Inc.

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

Overview

We derive our net sales primarily from sales of Internet-related communication products, principally fixed and mobile broadband modems and modem/routers, dial-up modems, WiFi® compatible and Bluetooth® wireless products, and other communication-related products.  We sell these products primarily to retailers, distributors, Internet Service Providers and Original Equipment Manufacturers. We sell our products through a direct sales force and through independent sales agents. Our employees are primarily located at our headquarters in Boston, Massachusetts and in our sales office in the United Kingdom.  We are experienced in electronics hardware, firmware, and software design and testing, regulatory approvals, product documentation, and packaging; and we use that experience in developing each product in-house or in partnership with suppliers who are typically based in Asia. Electronic assembly and testing of the Company’s products in accordance with our specifications is typically done in China or Taiwan.

For many years we performed most of the final assembly, test, packaging, warehousing and distribution at a production and warehouse facility on Summer Street in Boston, Massachusetts, which had also engaged in firmware programming for some products. On June 30, 2006 we announced our plans to move most of our Summer Street operations to a dedicated facility in Tijuana, Mexico commencing approximately September 1, 2006, and we have since implemented that plan. In August 2006 we signed a lease for a 35,575 square foot manufacturing and warehousing facility in Tijuana, Mexico with an initial lease term from October 2006 to May 2007, with five two-year options thereafter.  In February, 2007 we renegotiated the first renewal term and signed a one-year extension starting in May 2007, with five two-year options thereafter. We signed a one-year extension starting in May 2008.  In March 2009 we signed a one-year lease with one one-year option for a smaller facility for lower cost.  In March 2011 we signed a one-year lease extension starting May 1, 2011, with three one-year renewal options thereafter. In April 2012 we exercised the first of such lease renewal options. In April 2013, we exercised the second of such lease renewal options.

Since 1983 our headquarters has been near South Station in downtown Boston. Zoom historically owned two adjacent buildings which connect on most floors, and which house our entire Boston staff. In December 2006 we sold our headquarters buildings to a third party, with a two-year lease-back of approximately 25,000 square feet of the 62,000 square foot facility. Our net sale proceeds were approximately $7.7 million, of which approximately $3.6 million was repaid to our mortgage holder, eliminating the mortgage debt from our balance sheet. On January 1, 2009 we reduced our leased Boston space from 25,000 square feet to 14,400 square feet with an increase in rent per square foot, resulting in a savings in 2009 of $54,000.  In May 2010 we signed a second lease amendment extending the term of the lease to April 30, 2016 with a six month termination option starting December 1, 2011.  In December 2011 we signed a third lease amendment reducing our leased space by 3,800 square feet effective June 1, 2012, with an associated decrease in lease expense.

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

We continually seek to improve our product designs and manufacturing approach in order to improve product performance and reduce our costs. We pursue a strategy of outsourcing rather than internally developing our product chipsets, which are application-specific integrated circuits that form the technology base for our modems and some other products. By outsourcing the chipset technology, we are able to concentrate our research and development resources on performance and system design features, leverage the extensive research and development capabilities of our chipset suppliers, and reduce our development time and associated costs and risks. This approach has allowed us to quickly develop new products while maintaining a relatively low level of research and development expense as a percentage of net sales. We also outsource aspects of our manufacturing to contract manufacturers as a means of reducing our costs of production, and to provide us with greater flexibility in our production capacity.  Our approach to ZoomGuard is different and more engineering intensive though, since our ZoomGuard hardware designs employ a microprocessor that uses Zoom-developed firmware and that relies on Zoom-developed Web or smartphone software for setup, monitoring, and control.

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

Over the past several years our net sales have declined. In response to declining sales volume, we have cut costs by reducing staffing and some overhead costs. Our total headcount was reduced from 32 on June 30, 2012 to 28 on June 30, 2013. As of August 6, 2013, Zoom had 28 full-time and part-time employees. Of the 28 included in our headcount on August 6, 2013, 7 were engaged in research and development and quality control, 5 were involved in manufacturing oversight, purchasing, assembly, packaging and shipping, 9 were engaged in sales, marketing, technical support, and the remaining 7 performed accounting, administrative, management information systems, and executive functions. Zoom has implemented cost cutting measures including reducing our headcount and reducing the number of days that certain employees work. Our dedicated manufacturing personnel in Mexico are employees of our Mexican manufacturing service provider and not included in our headcount.  On June 30, 2013, Zoom had one consultant in sales that was not included in our headcount.

           Zoom’s cash balance on June 30, 2013 was $44 thousand, down $152 thousand from December 31, 2012. Zoom’s $0.4 million decrease in current liabilities and $0.3 million loss for the first half of 2013 were the main reasons for the decrease in cash. This was partially offset by Zoom’s $0.5 million decrease in net inventory.

On June 30, 2013 the Company had working capital of $2.6 million including $44 thousand in cash and cash equivalents.  On December 31, 2012 we had working capital of $2.9 million including $196 thousand in cash and cash equivalents. Our current ratio at June 30, 2013 was 2.4 compared to 2.3 at December 31, 2012.

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

When Zoom consigns inventory to a retailer, sales revenue for an item in that inventory is recognized when that item is sold by the retailer to a customer. The item remains in Zoom inventory when it is consigned, and moves out of Zoom inventory when the item is sold by the retailer.

Product Returns. Products are returned by retail stores and distributors for inventory balancing, contractual stock rotation privileges, and warranty repair or replacements. We estimate the sales and cost value of expected future product returns of previously sold products. Our estimates for product returns are based on recent historical trends plus estimates for returns prompted by, among other things, announced stock rotations and announced customer store closings. Management reviews historical returns, current economic trends, and changes in customer demand and acceptance of our products when estimating sales return allowances. The estimate for future returns is recorded as a reserve against accounts receivable, a reduction in our net sales, and the corresponding change to inventory reserves and cost of sales. Product returns as a percentage of total shipments were 13.0% and 13.3% for the second quarter of 2013 and 2012, respectively.

Price Protection Refunds. We have a policy of offering price protection to certain of our retailer and distributor customers for some or all of their inventory. Under the price protection policies, when we reduce our prices for a product, the customer receives a credit for the difference between the original purchase price and our reduced price for their unsold inventory of that product. Our estimates for price protection refunds are based on a detailed understanding and tracking by customer and by sales program. Estimated price protection refunds are recorded in the same period as the announcement of a pricing change. Information from customer inventory-on-hand reports or from direct communications with the customers is used to estimate the refund, which is recorded as a reduction of net sales and a reserve against accounts receivable. Reductions in our net sales due to price protection were negligible in both the second quarter of 2013 and the second quarter of 2012.

Sales and Marketing Incentives. Many of our retailer customers require sales and marketing support funding, usually set as a percentage of our sales in their stores. The incentives were reported as reductions in our net sales and were $40 thousand in the second quarter of 2013 and $65 thousand in the second quarter of 2012.

Consumer Mail-In and In-Store Rebates. Our estimates for consumer mail-in and in-store rebates are based on a detailed understanding and tracking by customer and sales program, supported by actual rebate claims processed by the rebate redemption centers plus an accrual for an estimated lag in processing at the redemption centers. The estimate for mail-in and in-store rebates is recorded as a reserve against accounts receivable and a reduction of net sales in the same period that the rebate obligation was triggered. Reductions in our net sales due to the consumer rebates were $28 thousand in the second quarter of 2013 and negligible in the second quarter of 2012.

To ensure that the sales, discounts, and marketing incentives are recorded in the proper period, we perform extensive tracking and documenting by customer, by period, and by type of marketing event. This tracking includes reconciliation to the accounts receivable records for deductions taken by our customers for these discounts and incentives.

Accounts Receivable Valuation. We establish accounts receivable valuation allowances equal to the above-discussed net sales adjustments for estimates of product returns, price protection refunds, consumer rebates, and general bad debt reserves. These allowances are reduced as actual credits are issued to the customer's accounts. Our bad-debt write-offs were negligible in both the second quarter of 2013 and the second quarter of 2012.

Inventory Valuation and Cost of Goods Sold. Inventory is valued at the lower of cost, determined by the first-in, first-out method, or market. We review inventories for obsolete slow moving products each quarter and make provisions based on our estimate of the probability that the material will not be consumed or that it will be sold below cost. Additional charges to inventory reserves related to obsolete and slow-moving products were negligible in both the second quarter of 2013 and the second quarter of 2012.

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

As of December 31, 2012 the Company had federal net operating loss carry forwards of approximately $47,537,000 which are available to offset future taxable income. They are due to expire in varying amounts from 2018 to 2032. As of December 31, 2012, the Company had Massachusetts state net operating loss carry forwards of approximately $15,798,000 which are available to offset future taxable income. Approximately $4,081,000 is due to expire in 2013 and the balance in varying amounts from 2014 to 2017.

Valuation of Investments In October 2010 Zoom entered into an agreement with Zoom Technologies, Inc. (Nasdaq: ZOOM) in which Zoom Telephonics transferred its rights to the zoom.com domain name and certain trademark rights in exchange for 80,000 shares of Zoom Technologies common stock.  These shares had trading restrictions that ended January 18, 2012.  The Company values the marketable securities at market value in the financial statements.  The Company did not sell any Zoom Technologies shares in 2012 or the first half of 2013. The closing price of Zoom Technologies common stock decreased from $0.55 on December 31, 2012 to $0.41 on June 30, 2013.

Results of Operations

Summary. Net sales were $3.0 million for the second quarter ended June 30, 2013 (“Q2 2013”), down 21.7% from $3.8 million for the second quarter of 2012 (“Q2 2012”). Zoom reported net income of $49 thousand or $0.01 per share for Q2 2013 compared to a net loss of $211 thousand or $0.03 per share for Q2 2012. Net sales were $5.8 million for the six months ended June 30, 2013, down 25.5% from $7.8 million for the six months ended June 30, 2012. We had a net loss of $284 thousand for the six months ended June 30, 2013 compared to a net loss of $325 thousand for the six months ended June 30, 2012.  Loss per diluted share was $0.04 in the six months ended June 30, 2013 compared to $0.05 for the six months ended June 30, 2012.

Net Sales. Our total net sales for the second quarter of 2013 decreased $0.8 million or 21.7% from the second quarter of 2012, primarily due to lower sales for our DSL, cable, dial-up, and mobile broadband product categories.

Our total net sales for the first half of 2013 decreased $2.0 million or 25.5% from the first half of 2012, primarily due to lower sales for our cable, dial-up, DSL, and mobile broadband product categories.

Geographically, our North American sales continued their dominant share of our overall sales, going from 89% of our net sales in Q2 2012 to 92% in Q2 2013.  Our second largest market, the UK, experienced a decline from 4% of our net sales in Q2 2012 to 3% in Q2 2013.  International sales outside the UK also declined from 7% of our net sales in Q2 2012 to 5% of our net sales in Q2 2013.

In the quarter ended June 30, 2012 three customers accounted for 73% of total net sales. In the first six months of 2012, three customers accounted for 66% of the Company’s total net sales. Our net sales and operating income have fluctuated; and they could in the future fluctuate significantly due to changes in political or economic conditions or the loss, reduction of business, or less favorable terms for any of our significant customers.

Gross Profit. Gross profit was $1.03 million or 34.5% of net sales in Q2 2013, up from $0.92 million or 24.0% of net sales in Q2 2012.  In Q2 2013 Zoom resolved two pricing disputes, one customer and one supplier related, resulting in increased net sales of $53 thousand and increased gross profit of $247 thousand.  In addition, Zoom benefitted from improved cost of goods for one of its highest volume cable modems.

Gross profit was $1.74 million for the first 6 months of 2013, down $171 thousand from gross profit of $1.91 million for the first 6 months of 2012. Our gross margin for the first 6 months of 2013 was 29.9%, up from our gross margin of 24.4% for the first 6 months of 2012, due primarily to the pricing resolutions during Q2 2013.

Selling Expense. Selling expense was $400 thousand or 13.3% of net sales in the second quarter of 2013, down from $501 thousand or 13.1% of net sales in the second quarter of 2012. The decrease of $101 thousand was primarily due to lower costs for freight and sales commissions.  Selling expense was $823 thousand or 14.1% of net sales in the first half of 2013, down 19.9% from $1,027 thousand or 13.2% of net sales in the first half of 2012.

General and Administrative Expense. General and administrative expense was $354 thousand or 11.8% of net sales in the second quarter of 2013, up from $299 thousand or 7.8% of net sales in the second quarter of 2012. The increase of $55 thousand was primarily due to increased loan-related expenses and legal fees. General and administrative expense was $694 thousand or 11.9% for the first half of 2013, up from $614 thousand or 7.9 % for the first half of 2012.

Research and Development Expense. Research and development expense was $214 thousand or 7.1% of net sales in the second quarter of 2013 and $322 thousand or 8.4% of net sales in the second quarter of 2012.  R&D expenses decreased due primarily to reduced certification and software consulting costs. Research and development expense was $472 thousand or 8.1% of net sales in the first half of 2013, down 18.9% from $582 thousand or 7.5% of net sales in the first half of 2012, also due to reduced certification and software consulting costs.

Other Income (Expense). Other expense was $16 thousand in the second quarter of 2013 and  was $9 thousand in the second quarter of 2012, primarily due to interest expense related to our bank credit line.

Net Income (Loss). The net income was $49 thousand for the second quarter of 2013, compared to the net loss of $211 thousand for the second quarter of 2012.  The decrease in net loss was primarily due to resolved pricing disputes in Q2 2013 and improved cost of goods for one of its highest volume cable modems.  The net loss was $284 thousand for the first half of 2013, compared to the net loss of $325 thousand for the first half of 2012.

Liquidity and Capital Resources

Zoom’s cash and cash equivalents balance on June 30, 2013 was $44 thousand, down $152 thousand from December 31, 2012. Zoom’s $0.4 million decrease in current liabilities and $0.3 million loss for the first half of 2013 were the main reasons for the decrease in cash. This was partially offset by Zoom’s $0.5 million decrease in net inventory.

On June 30, 2013 the Company had working capital of $2.6 million including $44 thousand in cash and cash equivalents.  On December 31, 2012 we had working capital of $2.9 million including $196 thousand in cash and cash equivalents. Our current ratio at June 30, 2013 was 2.4 compared to 2.3 at December 31, 2012.

To conserve cash and manage our liquidity, we have implemented cost-cutting initiatives including the reduction of employee headcount and overhead costs. On June 30, 2013 we had a headcount of 28 compared to 32 as of June 30, 2012. One contractor in sales was not included in our headcount.  We plan to continue to assess our cost structure as it relates to our revenues and cash position, and we may make further reductions if the actions are deemed necessary.

On April 10, 2012 Zoom entered into a Loan and Security Agreement with Silicon Valley Bank (the “Loan Agreement”). This Loan Agreement was filed with the SEC in an 8-K dated April 13, 2012. The Loan Agreement provided for up to $1 million of revolving credit, subject to a borrowing base formula and other terms and conditions as specified in the Loan Agreement. The Loan Agreement had a one year term which was set to expire April 9, 2013. Borrowings were secured by all of Zoom’s assets including Zoom’s intellectual property. Zoom terminated this loan with payment in full on December 19, 2012 in connection with a financing agreement with Rosenthal & Rosenthal, Inc.

On December 18, 2012, Zoom entered into a Financing Agreement with Rosenthal & Rosenthal, Inc. (the “Financing Agreement”). This Financing Agreement was filed with the SEC in an 8-K dated December 21, 2012.  The Financing Agreement provides for up to $1.75 million of revolving credit, subject to a borrowing base formula and other terms and conditions as specified in the Financing Agreement. The Financing Agreement has a two year term. Borrowings are secured by all of Zoom’s assets including Zoom’s intellectual property. The Financing Agreement contains several covenants, including a requirement that we maintain specific levels of tangible net worth and working capital.

On June 30, 2013 Zoom was in compliance with the covenants of the Financing Agreement with Rosenthal & Rosenthal, Inc.

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

The Company has had recurring net losses and continues to experience negative cash flows from operations. To conserve cash and manage liquidity, the Company has implemented cost cutting initiatives.  However, management does not believe the Company has sufficient resources to fund its normal operations over the next 12 months unless sales or gross margin improves significantly or the Company raises capital. Additional financing may not be available on terms favorable to the Company, or at all.  If these funds are not available, the Company may not be able to execute its business plan or take advantage of business opportunities.  The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain.  In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales or gross margin, there is substantial doubt as to its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty

Commitments

During the six months ended June 30, 2013, there were no material changes to our capital commitments and contractual obligations from those disclosed in our Form 10-K for the year ended December 31, 2012.

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

            As of June 30, 2013 we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

We make many products and they typically use patented technology.  We attempt to license appropriate patents either directly or through our integrated circuit suppliers.  However, we are subject to costs and senior management distractions due to patent matters.  On October 15, 2012, Telecomm Innovations LLC filed a complaint against Zoom Telephonics and also filed complaints against many other companies including various dial-up modem producers and many fax machine producers.  The only named Zoom product in the complaint was Zoom’s Model 3095 dial-up modem, and we believe that this product has a license through Conexant for the two patents mentioned in the complaint.  However, other Zoom dial-up modem products may be subject to the patents asserted in the complaint, and a small percentage of these did not use Conexant chipsets.  Telecomm Innovations LLC has recently discovered that there was a gap in the chain of title for the asserted patents and it may not have had standing at the time the complaint was filed.  We expect Telecomm Innovations LLC to dismiss the complaint and then refile the claim with a purported correction to the chain of title.

           On February 6, 2013 Voice Integration Technologies filed a complaint against Zoom Telephonics alleging infringement of U.S. Patent No. 7,127,048 (the “’048 Patent”), entitled “Systems and Methods for Integrating Analog Voice Service and Derived POTS Voice Service in a Digital Subscriber Line Environment.” On July 1, 2013, this case was closed following the filing of a Stipulation of Dismissal with prejudice pursuant to a resolution of the dispute between Zoom and Voice Integration Technologies.

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

ZOOM TELEPHONICS, INC. (Registrant)

Date: August 14, 2013	By:	/s/ Frank B. Manning
Frank B. Manning, President, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX
Exhibit No.	Exhibit Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.