Form 10-Q
period 2013-09-30
Zoom Telephonics, Inc.
filed 2013-11-14
CIK 1467761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of September 30, 2013, was 7,982,704 shares.

ZOOM TELEPHONICS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

ZOOM TELEPHONICS, INC.
Condensed Balance Sheets (Unaudited)

ASSETS	September 30, 2013	December 31, 2012
Current assets
Cash and cash equivalents	$50,795	$195,704
Marketable securities	20,000	44,000
Accounts receivable, net of allowances of $557,259 at September 30, 2013 and $811,897 at December 31, 2012	1,395,758	1,966,334
Inventories	2,548,349	2,630,386
Prepaid expenses and other current assets	196,793	261,688
Total current assets	4,211,695	5,098,112

Equipment, net	51,812	26,045
Total assets	$4,263,507	$5,124,157

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank debt	$292,465	$910,807
Accounts payable	1,059,649	931,607
Accrued expenses	297,081	379,841
Total current liabilities	1,649,195	2,222,255

Total liabilities	1,649,195	2,222,255

Stockholders' equity
Common stock, $0.01 par value:
Authorized - 25,000,000 shares; issued – 7,982,704 shares at September 30, 2013 and 6,973,704 shares at December 31, 2012	79,827	69,737
Additional paid-in capital	34,172,186	33,904,003
Accumulated deficit	(31,707,119)	(31,170,788)
Accumulated other comprehensive income (loss)	69,418	98,950
Total stockholders' equity	2,614,312	2,901,902
Total liabilities and stockholders' equity	$4,263,507	$5,124,157

See accompanying notes.

ZOOM TELEPHONICS, INC.
Condensed Statements of Operations and
Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net sales	$2,547,028	$3,434,693	$8,363,646	$11,243,415
Cost of goods sold	1,907,052	2,575,397	5,985,468	8,475,112
Gross profit	639,976	859,296	2,378,178	2,768,303

Operating expenses:
Selling	334,756	431,587	1,157,515	1,458,609
General and administrative	313,723	294,710	1,007,603	908,457
Research and development	225,820	266,783	697,938	848,788
	874,299	993,080	2,863,056	3,215,854

Operating profit (loss)	(234,323)	(133,784)	(484,878)	(447,551)

Other income (expense):
Interest income	7	13	33	94
Other, net	(16,625)	(20,003)	(48,751)	(29,588)
Total other income (expense), net	(16,618)	(19,990)	(48,718)	(29,494)

Income (loss) before income taxes	(250,941)	(153,774)	(533,596)	(477,045)

Income taxes (benefit)	1,207	795	2,734	2,652

Net income (loss)	$(252,148)	$(154,569)	$(536,330)	$(479,697)

Other comprehensive income (loss):
Foreign currency translation adjustments	2,527	7,079	(5,532)	12,085
Unrealized gain (loss) for the period	(12,800)	(12,800)	(24,000)	(11,880)

Net comprehensive income (loss)	$(262,421)	$(160,290)	$(565,862)	$(479,492)

Basic and diluted net income (loss) per share	$(0.03)	$(0.02)	$(0.07)	$(0.07)

Weighted average common and common equivalent shares:
Basic and diluted	7,517,012	6,973,704	7,155,472	6,973,704

See accompanying notes.

ZOOM TELEPHONICS, INC.
Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating activities:
Net income (loss)	$(536,330)	$(479,697)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,464	4,218
Stock based compensation	29,595	34,107
Changes in operating assets and liabilities:
Accounts receivable	567,372	(470,802)
Inventories	82,037	(418,941)
Prepaid expenses and other assets	63,178	16,613
Accounts payable and accrued expenses	43,265	67,456
Net cash provided by (used in) operating activities	256,581	(1,247,046)

Investing activities:

Purchases of property, plant and equipment	(33,232)	(14,846)
Net cash provided by (used in) investing activities	(33,232)	(14,846)

Financing activities:
Funds from bank debt	––	796,000
Net funds (to) from bank credit lines	(618,343)	––
Proceeds from stock rights offering( net of issuance costs)	248,678	––
Net cash provided by (used in) financing activities	(369,665)	796,000

Effect of exchange rate changes on cash	1,407	(152)

Net change in cash	(144,909)	(466,044)

Cash and cash equivalents at beginning of period	195,704	644,365

Cash and cash equivalents at end of period	$50,795	$178,321

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$51,610	$28,028
Income taxes	$2,734	$2,035

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year. The Company has evaluated subsequent events from September 30, 2013 through the date of this filing and determined that there are no such events requiring recognition or disclosure in the financial statements.

The condensed financial statements of Zoom Telephonics, Inc. (“the Company”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2012 included in the Company's 2012 Annual Report on Form 10-K.

 (2) Liquidity

Zoom’s cash and cash equivalents balance on September 30, 2013 was $51 thousand, down $145 thousand from December 31, 2012, as a $619 thousand decrease in bank debt and a net loss of $536 thousand were partially offset by Zoom’s $570 thousand decrease in net accounts receivable and $249 thousand in funds from the rights offering.

On September 30, 2013 the Company had working capital of $2.6 million including $51 thousand in cash and cash equivalents.  On December 31, 2012 we had working capital of $2.9 million including $196 thousand in cash and cash equivalents. Our current ratio at September 30, 2013 was 2.6 compared to 2.3 at December 31, 2012.

To conserve cash and manage our liquidity, we have implemented cost-cutting initiatives including the reduction of employee headcount and overhead costs. On September 30, 2013 we had a headcount of 27 compared to 32 as of September 30, 2012. We plan to continue to assess our cost structure as it relates to our revenues and cash position, and we may make further reductions if the actions are deemed appropriate.

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

On December 18, 2012, Zoom entered into a Financing Agreement with Rosenthal & Rosenthal, Inc. (the “Financing Agreement”). This Financing Agreement was filed with the SEC in an 8-K dated December 21, 2012.  The Financing Agreement provides for up to $1.75 million of revolving credit, subject to a borrowing base formula and other terms and conditions as specified in the Financing Agreement. The Financing Agreement has a two year term. Borrowings are secured by all of Zoom’s assets including Zoom’s intellectual property. The Financing Agreement contains several covenants, including a requirement that our tangible net worth and working capital each be not less than $2,500,000.

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

 (3) Inventories

Inventories consist of :	September 30, 2013	December 31, 2012
Raw materials	$628,778	$720,113
Work in process	134,264	––
Finished goods (including $339,900 and $489,400 held by customers at September 30, 2013 and December 31, 2012, respectively)	1,785,307	1,910,273
Total inventories	$2,548,349	$2,630,386

(4) Contingencies

Zoom currently has one outstanding complaint against it.  On October 15, 2012, Telecomm Innovations LLC filed a complaint against Zoom Telephonics and also filed complaints against many other companies including various dial-up modem producers and many fax machine producers.  The only named Zoom product in the complaint was Zoom’s Model 3095 dial-up modem, and we believe that this product has a license through Conexant for the two patents mentioned in the complaint.  However, other Zoom dial-up modem products may be subject to the patents asserted in the complaint, and a small percentage of these did not use Conexant chipsets.  Telecomm Innovations has recently discovered that there was a gap in the chain of title for the asserted patents and it may not have had standing at the time the complaint was filed.  We expect Telecomm to dismiss the complaint and then refile the claim with a purported correction to the chain of title.

(5) Segment and Geographic Information

The Company’s operations are classified as one reportable segment. The Company’s net sales by geographic region follow:

	Three Months		Three Months		Nine Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30,	% of	September 30,	% of	September 30,	% of	September 30,	% of
	2013	Total	2012	Total	2013	Total	2012	Total
North America	$2,426,296	95%	$3,127,784	91%	$7,761,524	93%	$10,225,466	91%
UK	48,714	2%	158,872	5%	271,518	3%	425,681	4%
All Other	72,018	3%	148,037	4%	330,604	4%	592,268	5%
Total	$2,547,028	100%	$3,434,693	100%	$8,363,646	100%	$11,243,415	100%

(6) Customer Concentrations

The Company sells its products primarily through high-volume retailers and distributors, Internet service providers, value-added resellers, PC system integrators, and original equipment manufacturers ("OEMs"). The Company supports its major accounts in their efforts to offer a well-chosen selection of attractive products and to maintain appropriate inventory levels.

Relatively few customers have accounted for a substantial portion of the Company’s revenues.  In the third quarter of 2013, three customers accounted for 68% of the Company’s total net sales. In the third quarter of 2012, three customers accounted for 64% of the Company’s total net sales. In the first nine months of 2013, three customers accounted for 67% of the Company’s total net sales. In the first nine months of 2012, three customers accounted for 65% of the Company’s total net sales.One customer accounted for 65% of net accounts receivable at September 30, 2013.

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

(7) Valuation of Marketable Securities

In October 2010 Zoom Telephonics, Inc. entered into an agreement with Zoom Technologies, Inc. (Nasdaq: ZOOM) in which Zoom Telephonics transferred its rights to the zoom.com domain name and certain trademark rights in exchange for 80,000 shares of Zoom Technologies common stock.  These shares had trading restrictions that ended January 18, 2012.  The Company values the marketable securities at market value in the financial statements. The Company did not sell any Zoom Technologies shares in 2012 or the first nine months of 2013. The closing price of Zoom Technologies common stock decreased from $0.55 on December 31, 2012 to $0.25 on September 30, 2013.

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

     On December 18, 2012, Zoom entered into a Financing Agreement with Rosenthal & Rosenthal, Inc. (the “Financing Agreement”). This Financing Agreement was filed with the SEC in an 8-K dated December 21, 2012.  The Financing Agreement provides for up to $1.75 million of revolving credit, subject to a borrowing base formula and other terms and conditions as specified in the Financing Agreement. The Financing Agreement has a two year term. Borrowings are secured by all of Zoom’s assets including Zoom’s intellectual property. The Financing Agreement contains several covenants, including a requirement that our tangible net worth and working capital each be not less than $2,500,000.

On September 30, 2013 Zoom was in compliance with the covenants of the Financing Agreement with Rosenthal & Rosenthal, Inc.

(9) Stockholder's Equity

In June 2013, the Company distributed subscription rights to purchase shares of common stock at $0.28 per share. As a result of the offering, the Company received gross proceeds of $282,520 through the issuance of 1,009,000 shares of its Common Stock

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We derive our net sales primarily from sales of Internet-related communication products, principally fixed and mobile broadband modems and modem/routers, dial-up modems, WiFi® compatible and Bluetooth® wireless products, and other communication-related products.  We sell these products primarily to retailers, distributors, Internet Service Providers and Original Equipment Manufacturers. We sell our products through a direct sales force and through independent sales agents. Our employees are primarily located at our headquarters in Boston, Massachusetts.  We are experienced in electronics hardware, firmware, and software design and testing, regulatory approvals, product documentation, and packaging; and we use that experience in developing each product in-house or in partnership with suppliers who are typically based in Asia. Electronic assembly and testing of the Company’s products in accordance with our specifications is typically done in China or Taiwan.

For many years we performed most of the final assembly, test, packaging, warehousing and distribution at a production and warehouse facility on Summer Street in Boston, Massachusetts, which had also engaged in firmware programming for some products. On June 30, 2006 we announced our plans to move most of our Summer Street operations to a dedicated facility in Tijuana, Mexico, and we then implemented that plan. In August 2006 we signed a lease for a 35,575 square foot manufacturing and warehousing facility in Tijuana, Mexico with an initial lease term from October 2006 to May 2007, with five two-year options thereafter.  In February, 2007 we renegotiated the first renewal term and signed a one-year extension starting in May 2007, with five two-year options thereafter. We signed a one-year extension starting in May 2008.  In March 2009 we signed a one-year lease with one one-year option for a smaller facility for lower cost.  In March 2011 we signed a one-year lease extension starting May 1, 2011, with three one-year renewal options thereafter. In April 2012 we exercised the first lease renewal. In February 2013 we exercised the second lease renewal.

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

For many years we derived a majority of our net sales from the retail after-market sale of dial-up modems to customers seeking to add or upgrade a modem for their personal computers. In recent years the size of this market and our sales to this market have declined, as personal computer manufacturers have incorporated a modem as a built-in component in many consumer personal computers and as increasing numbers of consumers world-wide have switched to broadband Internet access. The consensus of communications industry analysts is that after-market sales of dial-up modems will probably continue to decline. There is also consensus among industry analysts that the installed base for broadband Internet connection devices, such as cable modems and DSL modems and mobile broadband modems, will grow rapidly during the decade. In response to increased and forecasted worldwide demand for faster connection speeds and increased modem functionality, we have invested and continue to invest resources to advance our product line of broadband modems, which consists of DSL modems and cable modems.

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

Over the past several years our net sales have declined. In response to declining sales volume, we have cut costs by reducing staffing and some overhead costs. Our total headcount was reduced from 32 on September 30, 2012 to 27 on September 30, 2013. As of October 31, 2013, Zoom had 27 full-time and part-time employees. Of the 27 included in our headcount on October 31, 2013, 7 were engaged in research and development and quality control, 5 were involved in manufacturing oversight, purchasing, assembly, packaging and shipping, 9 were engaged in sales, marketing, technical support, and the remaining 6 performed accounting, administrative, management information systems, and executive functions. Zoom has implemented cost cutting measures including reducing our headcount and reducing the number of days that certain employees work. Our dedicated manufacturing personnel in Mexico are employees of our Mexican manufacturing service provider and not included in our headcount.

           Zoom’s cash and cash equivalents balance on September 30, 2013 was $51 thousand, down $145 thousand from December 31, 2012, as a result of a $619 thousand decrease in bank debt and a net loss of $536 thousand, partially offset by Zoom’s $570 thousand decrease in net accounts receivable and $249 thousand in funds from the rights offering.

On September 30, 2013 the Company had working capital of $2.6 million including $51 thousand in cash and cash equivalents.  On December 31, 2012 we had working capital of $2.9 million including $196 thousand in cash and cash equivalents. Our current ratio at September 30, 2013 was 2.6 compared to 2.3 at December 31, 2012.

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

Product Returns. Products are returned by retail stores and distributors for inventory balancing, contractual stock rotation privileges, and warranty repair or replacements. We estimate the sales and cost value of expected future product returns of previously sold products. Our estimates for product returns are based on recent historical trends plus estimates for returns prompted by, among other things, announced stock rotations and announced customer store closings. Management reviews historical returns, current economic trends, and changes in customer demand and acceptance of our products when estimating sales return allowances. The estimate for future returns is recorded as a reserve against accounts receivable, a reduction in our net sales, and the corresponding change to inventory reserves and cost of sales. Product returns as a percentage of total shipments were 17.3% and 15.9% for the third quarter of 2013 and 2012, respectively.

Price Protection Refunds. We have a policy of offering price protection to certain of our retailer and distributor customers for some or all of their inventory. Under the price protection policies, when we reduce our prices for a product, the customer receives a credit for the difference between the original purchase price and our reduced price for their unsold inventory of that product. Our estimates for price protection refunds are based on a detailed understanding and tracking by customer and by sales program. Estimated price protection refunds are recorded in the same period as the announcement of a pricing change. Information from customer inventory-on-hand reports or from direct communications with the customers is used to estimate the refund, which is recorded as a reduction of net sales and a reserve against accounts receivable. Reductions in our net sales due to price protection were negligible in both the third quarter of 2013 and the third quarter of 2012.

Sales and Marketing Incentives. Many of our retailer customers require sales and marketing support funding, usually set as a percentage of our sales in their stores. The incentives were reported as reductions in our net sales and were $50 thousand in the third quarter of 2013 and $66 thousand in the third quarter of 2012.

Consumer Mail-In and In-Store Rebates. Our estimates for consumer mail-in and in-store rebates are based on a detailed understanding and tracking by customer and sales program, supported by actual rebate claims processed by the rebate redemption centers plus an accrual for an estimated lag in processing at the redemption centers. The estimate for mail-in and in-store rebates is recorded as a reserve against accounts receivable and a reduction of net sales in the same period that the rebate obligation was triggered. Reductions in our net sales due to the consumer rebates were $52 thousand in the third quarter of 2013 and negligible in the third quarter of 2012.

To ensure that the sales, discounts, and marketing incentives are recorded in the proper period, we perform extensive tracking and documenting by customer, by period, and by type of marketing event. This tracking includes reconciliation to the accounts receivable records for deductions taken by our customers for these discounts and incentives.

Accounts Receivable Valuation. We establish accounts receivable valuation allowances equal to the above-discussed net sales adjustments for estimates of product returns, price protection refunds, consumer rebates, and general bad debt reserves. These allowances are reduced as actual credits are issued to the customer's accounts. Our bad-debt write-offs were negligible in both the third quarter of 2013 and the third quarter of 2012.

Inventory Valuation and Cost of Goods Sold. Inventory is valued at the lower of cost, determined by the first-in, first-out method, or market. We review inventories for obsolete slow moving products each quarter and make provisions based on our estimate of the probability that the material will not be consumed or that it will be sold below cost. Additional charges to inventory reserves related to obsolete and slow-moving products were negligible in both the third quarter of 2013 and the third quarter of 2012.

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

Valuation of Investments In October 2010 Zoom entered into an agreement with Zoom Technologies, Inc. (Nasdaq: ZOOM) in which Zoom Telephonics transferred its rights to the zoom.com domain name and certain trademark rights in exchange for 80,000 shares of Zoom Technologies common stock.  These shares had trading restrictions that ended January 18, 2012.  The Company values the marketable securities at market value in the financial statements.  The Company did not sell any Zoom Technologies shares in 2012 or the first half of 2013. The closing price of Zoom Technologies common stock decreased from $0.55 on December 31, 2012 to $0.25 on September 30, 2013.

Results of Operations

Summary. Net sales were $2.5 million for the third quarter ended September 30, 2013 (“Q3 2013”), down 25.8% from $3.4 million for the third quarter of 2012 (“Q3 2012”). Zoom reported a net loss of $252 thousand or $0.03 per share for the third quarter of 2013 compared to a net loss of $155 thousand or $0.02 per share for the third quarter of 2012. Net sales were $8.4 million for the nine months ended September 30, 2013, down 25.6% from $11.2 million for the nine months ended September 30, 2012. We had a net loss of $536 thousand for the nine months ended September 30, 2013 compared to a net loss of $480 thousand for the nine months ended September 30, 2012.  Loss per diluted share was $0.07 in the nine months ended September 30, 2013 compared to $0.07 for the nine months ended September 30, 2012.

Net Sales. Our total net sales for the third quarter of 2013 decreased $0.9 million or 25.8% from the third quarter of 2012, primarily due to continued decline in the dial-up modem market, increased cable modem competition in North America, and disappointing international sales.

Our total net sales for the first nine months of 2013 decreased $2.9 million or 25.6% from the first nine months of 2012, primarily due to increased cable modem competition in North America, continued decline in the dial-up modem market, and disappointing sales in the UK and international markets.

Geographically, our North American sales continued their dominant share of our overall sales, going from 91% of our net sales in the third quarter of 2012 to 95% in the third quarter of 2013.  Our second largest market, the UK, experienced a decline from 5% of our net sales in the third quarter of 2012 to 2% in the third quarter of 2013.  International sales outside the UK also declined from 4% of our net sales in the third quarter of 2012 to 3% of our net sales in the third quarter of  2013.

In the quarter ended September 30, 2013 three customers accounted for 68% of total net sales. In the first nine months of 2013, three customers accounted for 67% of the Company’s total net sales. Our net sales and operating income have fluctuated; and they could in the future fluctuate significantly due to changes in political or economic conditions or the loss, reduction of business, or less favorable terms for any of our significant customers.

Gross Profit. Gross profit was $640 thousand or 25.1% of net sales in the third quarter of  2013, down from $859 thousand or 25.0% of net sales in the third quarter of 2012.

Gross profit was $2.38 million for the first nine months of 2013, down $390 thousand from gross profit of $2.77 million for the first nine months of 2012. Our gross margin for the first nine months of 2013 was 28.4%, up from our gross margin of 24.6% for the first nine months of 2012, due primarily to lower standard costs for some of Zoom’s products.

Selling Expense. Selling expense was $335 thousand or 13.1% of net sales in the third quarter of 2013, down from $432 thousand or 12.6% of net sales in the third quarter of 2012. The decrease of $97 thousand was primarily due to reductions in retailer advertising costs, salaries, and commissions.  Selling expense was $1.16 million or 13.8% of net sales in the first nine months of 2013, down 20.6% from $1.46 million or 13.0% of net sales in the first nine months of 2012. The decrease of $302 thousand was primarily due to lower sales commissions, retailer advertising costs, freight, and salaries.

General and Administrative Expense. General and administrative expense was $314 thousand or 12.3% of net sales in the third quarter of 2013, up from $295 thousand or 8.6% of net sales in the third quarter of 2012. The increase of $19 thousand was primarily due to increases in legal costs relating to patents and trademarks. General and administrative expense was $1.01 million or 12.0% for the first nine months of 2013, up from $0.91 million or 8.1% for the first nine months of 2012. The increase of $99 thousand was primarily due to increased legal costs relating to patents and trademarks.

Research and Development Expense. Research and development expense was $226 thousand or 8.9% of net sales in the third quarter of 2013, down from $267 thousand or 7.8% of net sales in the third quarter of 2012. The $41 thousand reduction in research and development expenses was due primarily to decreased firmware consulting costs. Research and development expense was $698 thousand or 8.3% of net sales in the first nine months of 2013, down 17.8% from $849 thousand or 7.5% of net sales in the first nine months of 2012, due to decreased certification and firmware consulting costs.

Other Income (Expense). Other expense was $17 thousand in the third quarter of 2013 and was $20 thousand in the third quarter of 2012, primarily due to interest expense related to our bank credit line.

Net Income (Loss). The net loss was $252 thousand for the third quarter of 2013, compared to the net loss of $155 thousand for the third quarter of 2012.   The net loss was $536 thousand for the first nine months of 2013, compared to the net loss of $480 thousand for the first nine months of 2012.

Liquidity and Capital Resources

Zoom’s cash and cash equivalents balance on September 30, 2013 was $51 thousand, down $145 thousand from December 31, 2012, as a result of a $619 thousand decrease in bank debt and net loss of $536 thousand, partially offset by Zoom’s $570 thousand decrease in net accounts receivable and $249 thousand in funds from the rights offering.

On September 30, 2013 the Company had working capital of $2.6 million including $51 thousand in cash and cash equivalents.  On December 31, 2012 we had working capital of $2.9 million including $196 thousand in cash and cash equivalents. Our current ratio at September 30, 2013 was 2.6 compared to 2.3 at December 31, 2012.

To conserve cash and manage our liquidity, we have implemented cost-cutting initiatives including the reduction of employee headcount and overhead costs. On September 30, 2013 we had a headcount of 27 compared to 32 as of September 30, 2012. We plan to continue to assess our cost structure as it relates to our revenues and cash position, and we may make further reductions if the actions are deemed necessary.

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

On December 18, 2012, Zoom entered into a Financing Agreement with Rosenthal & Rosenthal, Inc. (the “Financing Agreement”). This Financing Agreement was filed with the SEC in an 8-K dated December 21, 2012.  The Financing Agreement provides for up to $1.75 million of revolving credit, subject to a borrowing base formula and other terms and conditions as specified in the Financing Agreement. The Financing Agreement has a two year term. Borrowings are secured by all of Zoom’s assets including Zoom’s intellectual property. The Financing Agreement contains several covenants, including a requirement that our tangible net worth and working capital each be not less than $2,500,000.

On September 30, 2013 Zoom was in compliance with the covenants of the Financing Agreement with Rosenthal & Rosenthal, Inc.

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

During the nine months ended September 30, 2013, there were no material changes to our capital commitments and contractual obligations from those disclosed in our Form 10-K for the year ended December 31, 2012.

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

            As of September 30, 2013 we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On February 6, 2013, Voice Integration Technologies filed a complaint against Zoom Telephonics alleging infringement of U.S. Patent No. 7,127,048 (the "048 Patent"), entitled "Systems and Methods for Integrating Analog Voice Service and Derived POTS Voice Service in a Digital Subscriber Line Environment." On July 1, 2013, this case was closed following the filing of a Stipulation of Dismissal with prejudice pursuant to a resolution of the dispute between Zoom and Voice Intergration Technololgies.

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

Other than as set forth below, there have not been any material changes from the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 2012.

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

We make many products and they typically use patented technology.  We attempt to license appropriate patents either directly or through our integrated circuit suppliers.  However, we are subject to costs and senior management distractions due to patent matters.  On October 15, 2012, Telecomm Innovations LLC filed a complaint against Zoom Telephonics and also filed complaints against many other companies including various dial-up modem producers and many fax machine producers.  The only named Zoom product in the complaint was Zoom’s Model 3095 dial-up modem, and we believe that this product has a license through Conexant for the two patents mentioned in the complaint.  However, other Zoom dial-up modem products may be subject to the patents asserted in the complaint, and a small percentage of these did not use Conexant chipsets.  Telecomm Innovations has recently discovered that there was a gap in the chain of title for the asserted patents and it may not have had standing at the time the complaint was filed.  We expect Telecomm to dismiss the complaint and then refile the claim with a purported correction to the chain of title.

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

ZOOM TELEPHONICS, INC.
(Registrant)

Date: November 14, 2013	By:	/s/ Frank B. Manning
Frank B. Manning, President, Chief Executive Officer and Acting Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.