Form 10-K
period 2013-12-31
Zoom Telephonics, Inc.
filed 2014-03-31
CIK 1467761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the common stock, $0.01 par value, of the registrant held by non-affiliates of the registrant as of June 30, 2013, based upon the last sale price of such stock on that date as reported by the OTC Bulletin Board, was $1,076,331.

The number of shares outstanding of the registrant's common stock, $0.01 par value, as of February 28, 2014 was 7,982,704 shares.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the definitive proxy statement for our 2014 annual meeting of stockholders, which is to be filed within 120 days after the end of the fiscal year ended December 31, 2013, are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III.

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

 Zoom Telephonics designs, produces, markets, sells, and supports broadband and dial-up modems, Wi-Fi® and Bluetooth® wireless products, and other communication-related products. Our primary objective is to build upon our position as a leading producer of Internet access devices sold through sales channels that include many of the largest US high-volume electronics retailers, and to take advantage of a number of trends in communications including higher data rates, increasing use of wireless technology for transmission of data, and increasing use of smartphones and tablets.

Broadband modems, especially cable modems, were Zoom’s highest revenue product category in 2012 and 2013.  In response to demand for faster connection speeds and increased modem functionality, we have invested and continue to invest resources to advance our broadband modem product line.

Cable modems provide a high-bandwidth connection to the Internet through a cable-TV cable that connects to compatible equipment that is typically at or near the cable service provider. We began shipping cable modems during 2000. Our cable modem customers in the U.S., our largest market, are primarily retailers.

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

Our dial-up modems connect personal computers and other devices to the local telephone line for transmission of data, fax, voice, and other information. Our dial-up modems enable personal computers and other devices to connect to other computers and networks, including the Internet, at top data speeds up to 56,000 bits per second.  Zoom’s sales of dial-up modems, our largest source of revenues prior from the mid-eighties through 2010, are expected to continue their decline due to their relatively slow data speed.  Dial-up modems accounted for 18% of Zoom’s sales in 2013.

Zoom’s product line also includes wireless products, including WiFi®-compatible wireless-N network products, Bluetooth® products, and wireless keyboards.  These products typically provide communication between devices that are within a quarter mile or less of each other, depending on the specific product.

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

Products

General

The vast majority of our products facilitate communication of data through the Internet. Our cable modems use the cable-TV cable and our DSL modems use the local telephone line to provide a high-speed link to the Internet. Our mobile broadband modems use a cellular service provider’s network to provide a high-speed link to the network.  Our dial-up modems link computers, point-of-purchase terminals, or other devices to each other through the traditional telephone network, sometimes using the Internet. Our wireless-N network products may communicate with a broadband modem for access to the Internet, and they may also be used for local area network communications.  Our new ZoomGuard® product line uses the Internet to connect wireless sensors and controls to users through the Internet.  Our modems and dialers typically connect to a single phone line in a home, office, or other location.  We do have some products, however, that do not facilitate communication of data through the Internet, including some of our Bluetooth  products.

Cable Modems

Each cable service provider has its own certification process, in which the cable service provider may require CableLabs® certification and may also require the service provider’s own company test and approval. We have obtained CableLabs® certification for our currently marketed cable modems. These cable modems have also received a number of cable service provider company certifications. The approval process has been and continues to be a significant barrier to entry, as are the strong relationships with cable service providers enjoyed by incumbent cable equipment providers like Arris Systems, the Motorola Home division of Google, Cisco Systems, and others.

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

During 2013 Zoom shipped two primary types of cable modems, both supporting DOCSIS 3.0; and one of these products also includes a built-in wireless-N router.  The DOCSIS 3.0 standard currently supports the highest cable modem speeds, and Comcast and some other large cable service providers are in the midst of a significant rollout of DOCSIS 3.0 modems and service.  In early 2014 Zoom received CableLabs certification for a third type of cable modem/router, one that has two phone ports for making voice calls.  Zoom intends to sell this product to cable service providers in North and Latin America, and Zoom may also sell this product through some U.S. retailers if Zoom achieves appropriate service provider certifications.  Zoom is also developing a high performance cable modem/router that includes 802.11ac wireless for high wireless speeds and good range.

DSL Modems

Our DSL modems incorporate the ADSL standards that are currently most popular worldwide, including ADSL2/2+, G.dmt, G.Lite, and ANSI T1.413 issue 2. In 2000 we designed and shipped our first DSL modems, an external USB model and an internal PCI model. Since then we have introduced many models, including our first model with a built-in wireless router in 2005. In 2006 Zoom began shipping a software Install Assistant with most of its DSL modems to simplify end-user installation.  In 2009 Zoom introduced DSL models with TR.69 and Annex M capability, and began volume shipments of a DSL modem with a built-in wireless-G router and VoIP.  In 2010 Zoom began shipping a line of DSL modems and modem/routers that use Broadcom IC technology to help achieve high performance per dollar of unit cost.  Zoom currently sells one type of ADSL modem, which has an integrated wireless-N 4-port router using Broadcom IC technology.

Mobile Broadband Modems and Routers

During the second half of 2009 Zoom began shipping its first mobile broadband products, mobile broadband modems and wireless-N routers.  Zoom’s mobile broadband modems currently support AT&T, T-Mobile, and the majority of cellular service providers worldwide who use the GSM standard for voice and data.  The primary alternative standard is CDMA, which is used by Verizon, Sprint, and other cellular service providers worldwide.  Zoom does not currently offer a modem for CDMA service providers.  Zoom’s mobile broadband wireless-N desk and travel routers allow someone to plug in a mobile broadband GSM or CDMA modem or phone for Internet access, and to share that Internet access with computers, phones, and other devices with wireless-G or wireless-N capability.  In late 2010 Zoom expanded its mobile broadband line to include a modem with a top download speed of 14.4 Mbps, and to include the We3G portable modem/router.  In 2012 Zoom began shipping a mobile broadband modem/router that includes a voice port into which someone can plug a telephone to make and receive voice calls.

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

In 1999 we acquired substantially all of the modem product and trademark assets of Hayes Microcomputer Products, Inc., an early leader in the modem industry. In July 2000 we acquired the trademark and product rights to Global Village products. Global Village was a modem brand for products used with Apple Macintosh computers. We now sell and market dial-up modems under the Zoom® and Hayes® names, and also sell them unbranded or under a private-label brand specific to a particular high-volume account.

Wireless Local Area Networking

In 2005 Zoom began shipping DSL modems with Wireless-G local area network capability.  In 2009 Zoom began shipping products that incorporate the extended range and higher data rate associated with the 802.11n wireless standard.  Those products currently include wireless-N adapters and routers, including the X7N which combines an ADSL modem and a wireless-N router.  Two of the wireless-N routers work with certain mobile broadband USB modems and smartphones, and a third wireless-N router includes a mobile broadband modem.  Our line also includes a mobile broadband modem/router combination with a voice port.

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

 Products for Markets outside North America

Products for countries outside the US often differ from a similar product for the US due to different regulatory requirements, country-specific phone jacks and AC power adapters, and language-related specifics. As a result, the introduction of new products into markets outside North America can be costly and time-consuming. In 1993 we introduced our first dial-up modem approved for selected Western European countries. Since then we have continued to expand our product offerings into markets outside North America. We have received regulatory approvals for, and are currently selling our products in a number of countries, including the USA, the UK, Spain, Canada, Vietnam, and some Latin American countries. We intend to continue to expand and enhance our product line for our existing markets and to seek approvals for the sale of our products in new countries.

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

Relatively few customers have accounted for a substantial portion of the Company’s revenues.  In 2013 three customers accounted for 69% of our total net sales, with our largest customer accounting for 51% of our net sales. At December 31, 2013, three customers accounted for 84% of our gross accounts receivable, with our largest customer representing 71% of our gross accounts receivable. During 2012 three customers accounted for 67% of the Company’s total net sales with our largest customer accounting for 54% of our net sales. At December 31, 2012, three customers accounted for 85% of our gross accounts receivable, with our largest customer representing 79% of our gross accounts receivable.

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

North American High-volume Retailers and Distributors

In North America we reach the retail market primarily through high-volume retailers. Our North American retailers include Best Buy, Fry’s Electronics, Micro Center, Staples, Wal-Mart, and many others including Amazon and other Web-focused retailers.

We sell significant quantities of our products through distributors, who often sell to corporate accounts, retailers, service providers, value-added resellers, equipment manufacturers, and other customers. Our North American distributors include customers D&H Distributing, Ingram Micro, and Tech Data.

Internet and Telephone Service Providers

In past years our sales have included DSL modems sold to DSL service providers in the U.S. and in some other countries. We plan to continue selling and supporting these customers. In addition, we will continue to offer some of our cable modem and mobile broadband products to service providers.

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

Sales, Marketing and Support

Our sales, marketing, and support are primarily managed from our headquarters in Boston, Massachusetts. In North America we sell our Zoom, Hayes, and private-label dial-up modem products through Zoom's sales force and through commissioned independent sales representatives managed and supported by our own staff. Most service providers are serviced by Zoom's sales force. North American technical support is primarily handled from our Boston headquarters. We also maintain a small sales and logistics team in the United Kingdom for the UK and other European countries.

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

Research and Development

Our research and development efforts are focused on developing new products, enhancing the capabilities of existing products, and reducing production costs. We have developed close collaborative relationships with certain of our ODM (Original Design Manufacturer) suppliers and component suppliers. We work with these partners and other sources to identify and respond to emerging technologies and market trends by developing products that address these trends. In addition, we purchase modems and other chipsets that incorporate sophisticated technology from third parties, thereby eliminating the need for us to develop this technology in-house. We also develop some products in-house, including some of our modems and our ZoomGuard product line.  All of our ZoomGuard sensor/control hardware and most of ZoomGuard’s firmware and user interface application software were developed in-house.

The Company’s costs on research and development were $1.2 million for 2012 and $0.9 million for 2013. As of December 31, 2013 we had 8 employees engaged primarily in research and development. Our research and development team performs electronics hardware design and layout, mechanical design, prototype construction and testing, component specification, firmware and software development, product testing, foreign and domestic regulatory approval efforts, end-user and internal documentation, and third-party software selection and testing.

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

We usually use one primary manufacturer for a given design. We sometimes maintain back-up production tooling at a second manufacturer for our highest-volume products. Our manufacturers are normally adequate to meet reasonable and properly planned production needs; but a fire, natural calamity, strike, financial problem, or other significant event at an assembler's facility could adversely affect our shipments and revenues. Currently our business is distributed among a number of suppliers. However, in 2013 one supplier provided 84% of our purchased inventory. The loss of a key supplier, or a material adverse change in a key supplier’s business or in our relationship with a key supplier, could materially and adversely harm our business.  Should such an event occur, this supplier is replaceable.

Our products include a large number of parts, most of which are available from multiple sources with varying lead times. However, most of our products include a sole-sourced chipset as the most critical component of the product. The vast majority of our cable and DSL modem chipsets come exclusively from Broadcom.  Our dial-up modem chipsets come exclusively from Conexant.   Serious problems at Broadcom or Conexant, including long chipset lead-times, would significantly reduce Zoom’s shipments.

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

Some of our primary competitors by product group include the following:

●
Cable modem competitors: Arris Systems, Cisco Systems (Linksys and Scientific Atlanta divisions), D-Link, Hon Hai Network Systems (formerly Ambit Microsystems), Netgear, SMC Networks, Technicolor and Ubee Interactive.

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

 Backlog

Our backlog on February 12, 2014 was $0.4 million, and on February 6, 2013 was $0.2 million. Many orders included in backlog may be canceled or rescheduled by customers without significant penalty. Backlog as of any particular date should not be relied upon as indicative of our net sales for any future period.

Employees

On December 31, 2013 we had a headcount of 28, including 25 full-time employees and 3 employees working less than 5 days per week, compared to 30 as of December 31, 2012.  On December 31, 2013, Zoom had 2 consultants, one in information systems and one in sales that were not included in our headcount.  As of February 28, 2014 we had 27 full-time and part-time employees and 1 part-time temporary employee.  Of the 28 Zoom employees on February 28, 2014, 9 were engaged in research and development and quality control, 4 were involved in manufacturing oversight, purchasing, assembly, packaging and shipping, 9 were engaged in sales, marketing and technical support, and the remaining 6 performed accounting, administrative, management information systems, and executive functions. As of February 28, 2014, Zoom had 2 consultants, one in information systems and one in sales that were not included in our headcount.  Zoom has implemented cost cutting measures including reducing our headcount and reducing the number of days that certain employees work.   None of our employees are represented by a labor union.  On February 28, 2014, Zoom had 19 dedicated manufacturing personnel in Mexico who are employees of our Mexican manufacturing service provider and 1 consultant in sales that was not included in our headcount.

Our Executive Officers

The names and biographical information of our current executive officers are set forth below:

Name	Age	Position with Zoom
Frank B. Manning	65	Chief Executive Officer, President, Chairman of the Board & Acting Chief Financial Officer
Terry Manning	62	Vice President of Sales and Marketing
Deena Randall	60	Vice President of Operations

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

ITEM 1B. – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

Since 1983 our headquarters has been near South Station in downtown Boston at 201 and 207 South Street. In December 2006, the Company sold its owned headquarters buildings in Boston, Massachusetts and leased back 25,200 square feet for two years expiring December 2008. In November 2008 the Company signed a lease amendment for its headquarters’ offices in Boston in the existing building to approximately 14,400 square feet for three years with a six month termination option starting July 1, 2010. In May 2010 we signed a second lease amendment extending the term of the lease to April 30, 2016 with a six month termination option starting December 1, 2011. In December 2011 we signed a third lease amendment reducing our leased space to 10,600 square feet effective June 1, 2012, with a corresponding decrease in lease expense.

In August 1996 we entered into a lease for a 77,428 square foot manufacturing and warehousing facility at 645 Summer Street, Boston, MA. The term of this lease expired in August 2006 and we began the planned move of our manufacturing and warehousing facility to Tijuana, Mexico. In August 2006 we signed a lease for a 35,575 square foot manufacturing and warehousing facility in Tijuana, Mexico with an initial lease term from October 2006 to May 2007, with five two-year options thereafter.  In February, 2007 we renegotiated the first renewal term and signed a one-year extension starting in May 2007, with five two-year options thereafter. We signed another one-year extension starting in May 2008.  In March 2009 we signed a one-year lease with one one-year option for a smaller facility for lower cost. In March 2011 we signed a one-year lease extension starting May 1, 2011, with three one-year renewal options thereafter. In April 2012 the Company exercised the first of three renewal options, with no change in lease cost. In February 2013 the Company exercised the second of three renewal options, with no increase in lease cost.

In September 2005 we entered into a two year office lease consisting of 2,400 square feet at 2 Kings Road, Fleet, Hants, U.K for our U.K. sales office.  In September 2007 the lease was continued on a month-to-month basis with a 3 month cancellation notice required by Zoom or the landlord. In September 2008 the lease was replaced by a lower cost Managed Office Service Agreement at Centaur House Ancells Road, Fleet, Hants, UK. We cancelled our Office Service Agreement effective October 31, 2011. Zoom currently has one employee in the U.K. who works from home and a commissioned sales representative for the UK and Ireland.

ITEM 3 – LEGAL PROCEEDINGS

On October 15, 2012 Telecomm Innovations LLC filed a complaint against Zoom Telephonics and at least 23 other companies including Dell Inc., various dial-up modem producers, and many fax machine producers.  The complaint related to dial-up modems and alleged that Zoom infringed upon Telecomm Innovation patents.  Zoom believed that it was licensed for these patents already through its modem chipset suppliers.  On January 22, 2014, a Stipulation of Dismissal was filed for the case and the case has been closed pursuant to a resolution of the dispute between Zoom and Telecomm Innovations.

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

On November 6, 2013 Innovative Wireless Solutions, LLC (“IWS”) filed a complaint against Zoom Telephonics alleging infringement of U.S. Patents Nos. 5,912,895,  6,327,264, and 6,587,473 all entitled “Information Network Access Apparatus and Methods of Communicating Information packets via Telephone Links.”  The Complaint asserts that Zoom sells products with “wireless access points and/or routers capable of connecting to an Ethernet network and an IEEE 802.11 wireless network to provide wireless Internet access.”  The case is in its early stages and a Scheduling conference is currently set for May 22, 2014.

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

Fiscal Year Ended December 31, 2013	High	Low
First Quarter	$0.60	$0.11
Second Quarter	$0.38	$0.14
Third Quarter	$0.32	$0.16
Fourth Quarter	$0.32	$0.11
Fiscal Year Ended December 31, 2012	High	Low
First Quarter	$0.28	$0.21
Second Quarter	$0.28	$0.05
Third Quarter	$0.26	$0.09
Fourth Quarter	$0.25	$0.05

As of February 14, 2014, there were 7,982,704 shares of our common stock outstanding and 151 holders of record of our common stock.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during 2013.

Dividend Policy

We have never declared or paid cash dividends on our capital stock and do not plan to pay any cash dividends in the foreseeable future. Our current policy is to retain all of our earnings to finance future growth.

Repurchases by the Company

During 2013 we did not repurchase any shares of our common stock on our own behalf or for any affiliated purchaser.

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

Overview

We derive our net sales primarily from sales of Internet-related communication products, principally broadband and dial-up modems and other communication products, to retailers, distributors, Internet Service Providers and Original Equipment Manufacturers. We sell our products through a direct sales force and through independent sales agents. Our employees are primarily located at our headquarters in Boston, Massachusetts and we have one employee located in the United Kingdom.  We are experienced in electronics hardware, firmware, and software design and test, regulatory certifications, product documentation, and packaging; and we use that experience in developing each product in-house or in partnership with suppliers who are typically based in Asia. Electronic assembly and testing of the Company’s products in accordance with our specifications is typically done in China.

Since 1983 our headquarters has been near South Station in downtown Boston at 201 and 207 South Street. In December 2006, the Company sold its owned headquarters buildings in Boston, Massachusetts and leased back 25,200 square feet for two years expiring December 2008. In November 2008 the Company signed a lease amendment for its headquarters’ offices in Boston in the existing building to approximately 14,400 square feet for three years with a six month termination option starting July 1, 2010. In May 2010 we signed a second lease amendment extending the term of the lease to April 30, 2016 with a six month termination option starting December 1, 2011. In December 2011 we signed a third lease amendment reducing our leased space to 10,600 square feet effective June 1, 2012, with a corresponding decrease in lease expense.

For many years we performed most of the final assembly, test, packaging, warehousing and distribution at a production and warehouse facility on Summer Street in Boston, Massachusetts, which had also engaged in firmware programming for some products. We moved most of our Summer Street operations to a dedicated 35,575 square foot facility in Tijuana, Mexico in October 2006.  We moved these operations to a 10,800 square foot facility in Tijuana, Mexico in March 2009.

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

In 2013 our net sales were $11.2 million, down 23.5% from 2012 net sales of $14.7 million.  The decrease in net sales was primarily due to decreases in broadband modem sales resulting from increased competition. Because of our significant customer concentration and our dependence on a small number of products for the majority of our sales, our net sales and operating results have fluctuated and in the future could continue to fluctuate significantly due to the loss, reduction of business, or less favorable terms for any of our significant customers, due to weakening demand for one or more of our most popular products, or due to changes in political or economic conditions.

In response to net losses, we have cut costs by reducing staffing and some overhead costs. Our total headcount of employees, including temporary workers, was reduced from 30 on December 31, 2012 to 28 on December 31, 2013. As of February 28, 2014 we had 27 full-time and part-time employees and 1 part-time temporary employee.  Of the 28 Zoom employees on February 28, 2014, 9 were engaged in research and development and quality control, 4 were involved in manufacturing oversight, purchasing, assembly, packaging and shipping, 9 were engaged in sales, marketing and technical support, and the remaining 6 performed accounting, administrative, management information systems, and executive functions. As of February 28, 2014, Zoom had 2 consultants, one in information systems and one in sales that were not included in our headcount.  Zoom has implemented cost cutting measures including reducing our headcount and reducing the number of days that certain employees work.   None of our employees is represented by a labor union.  On February 28, 2014, Zoom had 19 dedicated manufacturing personnel in Mexico who are employees of our Mexican manufacturing service provider and 1 consultant in sales that was not included in our headcount.

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

Product Returns. Products are returned by retail stores and distributors for inventory balancing, contractual stock rotation privileges, and warranty repair or replacements. We estimate the sales and cost value of expected future product returns of previously sold products. Our estimates for product returns are based on recent historical trends plus estimates for returns prompted by, among other things, announced stock rotations and announced customer store closings. Management reviews historical returns, current economic trends, and changes in customer demand and acceptance of our products when estimating sales return allowances. The estimate for future returns is recorded as a reserve against accounts receivable, a reduction in our net sales, and the corresponding change to inventory reserves and cost of sales. Product returns as a percentage of total shipments were 13.6% and 15.7%, respectively, for 2012 and 2013.

Price Protection Refunds. We have a policy of offering price protection to certain of our retailer and distributor customers for some or all their inventory. Under the price protection policies, when we reduce our prices for a product, the customer receives a credit for the difference between the original purchase price and our reduced price for their unsold inventory of that product. Our estimates for price protection refunds are based on a detailed understanding and tracking by customer and by sales program. Estimated price protection refunds are recorded in the same period as the announcement of a pricing change. Information from customer inventory-on-hand reports or from direct communications with the customers is used to estimate the refund, which is recorded as a reduction of net sales and a reserve against accounts receivable. Reductions in our net sales due to price protection were negligible in both 2012 and 2013.

Sales and Marketing Incentives. Many of our retailer customers require sales and marketing support funding, usually set as a percentage of our sales in their stores. The incentives were reported as reductions in our net sales and were $0.2 million in 2012 and $0.2 million in 2013.

Consumer Mail-In and In-Store Rebates.  Our estimates for consumer mail-in and in-store rebates are based on a detailed understanding and tracking by customer and sales program, supported by actual rebate claims processed by the rebate redemption centers plus an accrual for an estimated lag in processing at the redemption centers. The estimate for mail-in and in-store rebates is recorded as a reserve against accounts receivable and a reduction of net sales in the same period that the rebate obligation was triggered. Reductions in our net sales due to the consumer rebates were negligible in 2012 and $0.2 million in 2013.

To ensure that the sales, discounts, and marketing incentives are recorded in the proper period, we perform extensive tracking and documenting by customer, by period, and by type of marketing event. This tracking includes reconciliation to the accounts receivable records for deductions taken by our customers for these discounts and incentives.

Accounts Receivable Valuation. We establish accounts receivable valuation allowances equal to the above-discussed net sales adjustments for estimates of product returns, price protection refunds, consumer rebates, and general bad debt reserves. These allowances are reduced as actual credits are issued to the customer's accounts. Our bad-debt write-offs were negligible for both 2012 and 2013.

Inventory Valuation and Cost of Goods Sold.  Inventory is valued at the lower of cost, determined by the first-in, first-out method, or market. We review inventories for obsolete and slow moving products each quarter and make provisions based on our estimate of the probability that the material will not be consumed or that it will be sold below cost. Additional charges related to obsolete and slow-moving products were negligible in both 2012 and 2013.

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

As of December 31, 2013 the Company had federal net operating loss carry forwards of approximately $49,363,000 which are available to offset future taxable income. They are due to expire in varying amounts from 2018 to 2033. As of December 31, 2013 the Company had Massachusetts state net operating loss carry forwards of approximately $8,069,000 which are available to offset future taxable income. They are due to expire in varying amounts from 2014 through 2018.

Valuation of Investments.  In October 2010 the Company entered into an agreement with Zoom Technologies, Inc. (Nasdaq: ZOOM) in which the Company transferred its rights to the zoom.com domain name and certain trademark rights in exchange for 80,000 shares of Zoom Technologies common stock.  These shares had trading restrictions that expired on January 18, 2012.  The Company valued the marketable securities at market value in the financial statements. In the fourth quarter of 2013, Zoom Technologies, Inc. announced a reverse merger resulting in a 10:1 split so that the 80,000 shares became 8,000 shares.  In December 2013 the Company sold all 8,000 shares of Zoom Technologies, Inc. stock. The Company received proceeds of $40 thousand and reported a realized loss of $273 thousand in 2013.

Results of Operations

Zoom’s net sales of $11.2 million for the fiscal year ended December 31, 2013 (“FY 2013”) were down 23.5% from net sales of $14.7 million for FY 2012. Zoom’s net loss was $1.1 million for FY 2013 compared to a net loss of $0.7 million for FY 2012.  The higher net loss for FY 2013 was primarily due to a drop in gross profit due to lower sales.

The following table sets forth certain financial data as a percentage of net sales for the periods indicated.

	Years Ended December 31,
	2012	2013
Net sales	100.0%	100.0%
Cost of goods sold	75.3	72.4
Gross profit	24.7	27.6
Operating expense:
Selling	13.0	14.0
General and administration	8.5	11.7
Research and development	7.9	8.2
Total operating expenses	29.4	33.9
Operating profit (loss)	(4.6)	(6.3)
Other income (expense):
Other, net	(0.3)	(3.2)
Total other income (expense)	(0.3)	(3.2)
Income (loss) before income taxes	(5.0)	(9.4)
Income taxes (benefit)	0.0	0.0

NNet income (loss)	(5.0)%	(9.5)%

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

The following is a discussion of the major categories of our statement of operations, comparing the financial results for the year ended December 31, 2013 with the year ended December 31, 2012.

Net Sales. Our total net sales decreased year-over-year by $3.5 million or 23.5%. In 2013 and 2012 we primarily generated our sales by selling dial-up and broadband modems via retailers, distributors, and Internet Service Providers. Zoom sales of dial-up modems decreased $0.9 million or 30.8%. Our Broadband, Wireless and Other Products sales decreased year-over-year by $2.6 million or 21.7%, primarily due to increased competition.

As a result of decreased sales, Zoom focused on maintaining appropriate inventory levels. That includes reducing or canceling purchase requests, and pushing current purchase commitments out. We have also reviewed our obsolete inventory reserves. Zoom determines its inventory reserves for obsolete and slow moving products by reviewing for each Zoom product its past and forecast sales, open sales orders, inventory levels, planned product changes, and anticipated price drops.  Zoom takes a reserve if this data suggests that Zoom is likely to need to sell a product's inventory below its current inventory valuation in order to sell all of that product's inventory within the next 12 months.

	Year 2012 Sales $000	Year 2013 Sales $000	Change $000	Change %
dDial-up	$2,924	$2,025	$(899)	(30.8)%
Broadband, Wireless and Other Products	11,767	9,216	(2,551)	(21.7)%
Total Net Sales	$14,691	$11,241	$(3,450)	(23.5)%

 As shown in the table below our net sales in North America decreased to $10.5 million in 2013 from $13.4 million in 2012. The sales in North America continue to reflect a shift in sales from dial-up modems to cable modems and other broadband products. Our net sales in the UK were $0.3 million in 2013 compared to $0.5 million in 2012, a 40.1% decrease.  The sales decrease in the UK primarily reflects decreased sales of broadband products.  Our net sales in all other countries were $0.4 million in 2013 compared to $0.7 million in 2012, a 47.7% decrease. Of the $0.3 million decrease, $0.2 million were decreases in DSL product in Latin America and Western Europe.

	Year 2012 Sales $000	Year 2013 Sales $000	Change $000	Change %
NNorth America	$13,428	$10,542	$(2,886)	(21.5)%
UK	519	311	(208)	(40.1)%
All Other	744	389	(355)	(47.7)%
TTotal Net Sales	$14,691	$11,241	$(3,450)	(23.5)%

Relatively few customers have accounted for a substantial portion of the Company’s revenues.  In 2013 three customers accounted for 69% of our total net sales with our largest customer accounting for 51% of our net sales. At December 31, 2013, three customers accounted for 84% of our gross accounts receivable, with our largest customer representing 71% of our gross accounts receivable. During 2012 three customers accounted for 67% of the Company’s total net sales with our largest customer accounting for 54% of our net sales. At December 31, 2012, three customers accounted for 85% of our gross accounts receivable, with our largest customer representing 79% of our gross accounts receivable.

Because of our customer concentration, our net sales and operating income could fluctuate significantly due to changes in political or economic conditions or the loss, reduction of business, or less favorable terms for any of our significant customers.

Gross Profit. Our gross profit was $3.1 million in 2013 and $3.6 million in 2012. Our gross profit percentage of net sales increased to 27.6% in 2013 from 24.7% in 2012. The primary reason for the gross profit percentage increase was due to improved pricing for some key product suppliers.

Operating Expense. Total operating expense decreased by $505 thousand from $4.3 million in 2012 to $3.8 million in 2013. Total operating expense as a percentage of net sales increased from 29.4% in 2012 to 33.9% in 2013.  The table below illustrates the change in operating expense.

Operating Expense	Year 2012 Sales $000	% Net Sales	Year 2013 Sales $000	% Net Sales	Change $000	% Change
Selling expense	$1,907	13.0%	$1,573	14.0%	$(334)	(17.5)%
General and administrative expense	1,253	8.5%	1,316	11.7%	64	5.1%
Research and development expense	1,155	7.9%	920	8.2%	(235)	(20.5)%
TTotal operating expense	$4,314	29.4%	$3,809	33.9%	$(505)	(11.7)%

          Selling Expense. Selling expense decreased from $1.9 million in 2012 to $1.6 million in 2013. Selling expense as a percentage of net sales was 13.0% in 2012 and 14.0% in 2013. The $0.3 million decrease in selling expense was due primarily to lower sales-related variable costs.

   General and Administrative Expense. General and administrative expense was $1.3 million 2012 and $1.3 million in 2013. General and administrative expense as a percentage of net sales was 8.5% in 2012 and 11.7% in 2013.

   Research and Development Expense.  Research and development expense decreased from $1.2 million in 2012 to $0.9 million in 2013.  Research and development expense as a percentage of net sales increased from 7.9% in 2012 to 8.2% in 2013. The $0.2 million decrease in research and development expense was primarily due to significant decreases in consulting and certification costs.

   Other Income (Expense).  Other income (expense), net was $(354) thousand in 2013, consisting of realized loss of $(273) thousand on sale of 8,000 shares of Zoom Technologies, Inc. stock, $(68) thousand in interest expense, and $(13) thousand in miscellaneous other expense. Other income (expense), net was $(49) thousand in 2012, substantially all interest expense on loan agreements.

   Income Tax Expense (Benefit). We recorded income tax from our operations in Mexico, which was negligible in both 2012 and 2013.

Liquidity and Capital Resources

    On December 31, 2013 we had working capital of $2.3 million including $55 thousand in cash and cash equivalents.  On December 31, 2012 we had working capital of $2.9 million including $0.2 million in cash and cash equivalents. Our current ratio at December 31, 2013 was 2.8 compared to 2.3 at December 31, 2012.  The primary reasons for the improved current ratio were Zoom’s reduction in net inventory of $0.9 million during 2013 and decrease in bank debt of $0.6 million.

    To conserve cash and manage our liquidity, we have implemented cost-cutting initiatives including the reduction of employee headcount and overhead costs. On December 31, 2013 we had a headcount of 28 compared to 30 as of December 31, 2012. As of February 28, 2014 we had 27 full-time and part-time employees, 1 part-time temporary employee and 2 consultants, one in sales and one in information systems that was not included in our headcount.  We plan to continue to assess our cost structure as it relates to our revenues and cash position, and we may make further reductions if the actions are deemed necessary.

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

On December 18, 2012, we entered into a Financing Agreement with Rosenthal & Rosenthal, Inc. (the “Financing Agreement”). The Financing Agreement provides for up to $1.75 million of revolving credit, subject to a borrowing base formula and other terms and conditions as specified in the Financing Agreement. The Financing Agreement has a two year term. Borrowings are secured by all of our assets including our intellectual property. The Financing Agreement contains several covenants, including a requirement that we maintain tangible net worth of not less than $2.5 million and working capital of not less than $2.5 million. On March 25, 2014, we entered into an amendment to the Financing Agreement (the “Amendment”) with an effective date of January 1, 2013. The Amendment clarified the definition of current assets in the Financing Agreement, reduced the size of the revolving credit line to $1.25 million and revised the financial covenants such that we are required to maintain tangible net worth of not less than $2.0 million and working capital of not less than $1.75 million.

On December 19, 2012, we used a portion of the proceeds from the financing arrangement with Rosenthal & Rosenthal, Inc. to pay off our existing loan with Silicon Valley Bank.

The audit report issued by our independent registered public accounting firm for our financial statements for the fiscal year ended December 31, 2013 states that the auditing firm has substantial doubt in our ability to continue as a going concern due to the risk that we may not have sufficient cash and liquid assets at December 31, 2013 to cover our operating and capital requirements for the next twelve-month period; and if in that case sufficient cash cannot be obtained, we would have to substantially alter, or possibly even discontinue, operations.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
Over the next twelve months we may require additional funding if, for instance, we experience losses. We currently have a $1.25 million line of credit from which we can borrow, and this line is subject to covenants that must be met.  It is not certain whether all or part of this line of credit will be available to us as time passes; and other sources of financing may not be available to us on a timely basis if at all, or on terms acceptable to us. If we fail to obtain acceptable additional financing when needed, we may not have sufficient resources to fund our normal operations; and this would have a material adverse effect on our business.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

The audit report issued by our independent registered public accounting firm for our financial statements for the fiscal year ended December 31, 2013 states that the auditing firm has substantial doubt in our ability to continue as a going concern due to the risk that we may not have sufficient cash and liquid assets at December 31, 2013 to cover our operating and capital requirements for the next twelve-month period; and if in that case sufficient cash cannot be obtained, we would have to substantially alter, or possibly even discontinue, operations.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We may experience costs and senior management distractions due to patent-related litigation.

       Many of our products incorporate patented technology.  We attempt to license appropriate patents either directly or through our integrated circuit suppliers.  However, we are subject to costs and senior management distractions due to patent-related litigation On November 6, 2013 Innovative Wireless Solutions, LLC (“IWS”) filed a complaint against Zoom Telephonics alleging infringement of U.S. Patents Nos. 5,912,895,  6,327,264, and 6,587,473 all entitled “Information Network Access Apparatus and Methods of Communicating Information packets via Telephone Links.”  The Complaint asserts that Zoom sells products with “wireless access points and/or routers capable of connecting to an Ethernet network and an IEEE 802.11 wireless network to provide wireless Internet access.”  The case is in its early stages and a Scheduling conference is currently set for May 22, 2014.  Patent litigation matters are complex and time consuming and expose Zoom to potentially material obligations.  It is impossible to assess the potential cost and senior management distraction associated with patent litigation matters that are currently outstanding or may occur in the future.

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

The market for Internet access products and services has many competing technologies and the demand for certain of our products and services is declining.

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

Relatively few customers have accounted for a substantial portion of the Company’s revenues.  In 2013 three customers accounted for 69% of our total net sales with our largest customer accounting for 51% of our net sales. At December 31, 2013, three customers accounted for 84% of our gross accounts receivable, with our largest customer representing 71% of our gross accounts receivable. During 2012 three customers accounted for 67% of the Company’s total net sales, with our largest customer accounting for 54% of our net sales. At December 31, 2012, three customers accounted for 85% of our gross accounts receivable, with our largest customer representing 79% of our gross accounts receivable. Our customers generally do not enter into long-term agreements obligating them to purchase our products. We may not continue to receive significant revenues from any of these or from other large customers. Because of our significant customer concentration, our net sales and operating income could fluctuate significantly due to changes in political or economic conditions or the loss of, reduction of business with, or less favorable terms for any of our significant customers. A reduction or delay in orders from any of our significant customers, or a delay or default in payment by any significant customer could materially harm our business, results of operation and liquidity.

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

Currently our business is significantly dependent on our operations outside the United States, particularly sales and production of substantially all of our products. For the year 2013, sales outside North America were 6% of our net sales.  In addition, almost all of our manufacturing operations are now located outside of the United States.  The inherent risks of international operations could harm our business, results of operation, and liquidity. For instance, our manufacturing operations in Mexico are subject to the challenges and risks associated with international operations, including those related to integration of operations across different cultures and languages, currency risk, and economic, legal, political and regulatory risks. In addition, fluctuations in the currency exchange rates have had, and may continue to have, an adverse effect on our operating results. The types of risks faced in connection with international operations and sales include, among others: regulatory and communications requirements and policy changes; currency exchange rate fluctuations, including, as a result of the move of our manufacturing operations to Mexico, changes in value of the Mexican peso relative to the US dollar; favoritism toward local suppliers; delays in the rollout of broadband services by cable and DSL service providers outside of the United States; local language and technical support requirements; difficulties in inventory management, accounts receivable collection and the management of distributors or representatives; cultural differences; reduced control over staff and other difficulties in staffing and managing foreign operations; reduced protection for intellectual property rights in some countries; political and economic changes and disruptions; governmental currency controls; shipping costs; and import, export, and tariff regulations.  Almost all of our products are built in mainland China or Taiwan, so these products are subject to numerous risks including currency risk and economic, legal, political and regulatory risks.

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

The State of California and other states have implemented regulations requiring the use of highly efficient power cubes. These requirements affect many of our products and typically result in an increase of $0.20 to $0.70 in our cost to produce those products that use U.S. power cubes. This reduces our gross margin for those products. Additional new state regulations or other environmental regulations, including European regulations, may also impact our product costs or restrict our ability to ship certain products into Europe.

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

In addition to reliability and quality standards, the market acceptance of certain products and services is dependent upon the adoption of industry standards so that products from multiple manufacturers are able to communicate with each other. Standards are continuously being modified and replaced. As standards evolve, we may be required to modify our existing products or develop and support new versions of our products. The failure of our products to comply, or delays in compliance, with various existing and evolving industry standards could delay or interrupt volume production of our products, which could harm our business.

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

As of December 31, 2013 we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Judgments by management are also required in evaluating the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making this assessment, our management used the criteria set forth in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that as of December 31, 2013, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2013 that have materially or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

On March 25, 2014, we entered into an amendment to the Financing Agreement with Rosenthal & Rosenthal, Inc., (the “Amendment”) with an effective date of January 1, 2013. The Amendment clarified the definition of current assets in the Financing Agreement, reduced the size of the revolving credit line to $1.25 million and revised the financial covenants such that we are required to maintain tangible net worth of not less than $2.0 million and working capital of not less than $1.75 million. We would not have been in compliance with the financial covenants as of December 31, 2013 had the amendment not been completed.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item appears under the caption "Our Executive Officers" in Part 1, Item 1 -- Business, and under the captions "Election of Directors", "Board of Directors”, "Code of Ethics" and " Section 16(a) Beneficial Ownership Compliance " in our definitive proxy statement for our 2014 annual meeting of stockholders which will be filed with the SEC within 120 days after the close of our fiscal year, and is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

Information required by this item appears under the captions "Executive Compensation," and "Directors' Compensation", in our definitive proxy statement for our 2014 annual meeting of stockholders which will be filed with the SEC within 120 days after the close of our fiscal year, and is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We maintain a number of equity compensation plans for employees, officers, directors and others whose efforts contribute to our success. The table below sets forth certain information as of our fiscal year ended December 31, 2013 regarding the shares of our common stock available for grant or granted under stock option plans that (i) were approved by our stockholders, and (ii) were not approved by our stockholders.

Equity Compensation Plan Information.

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options	Weighted-Average Exercise Price Of Outstanding Options	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	2,585,000	$0.35	3,615,000

Equity compensation plans not approved by security holders	---	---	---
Total:	2,585,000	$0.35	3,615,000

(1)
Includes the 2009 Stock Option Plan and the 2009 Directors Stock Option Plan. These plans were approved by the shareholders at the 2010 annual meeting.  At the 2013 annual meeting, shareholders approved an increase to the total number of shares available for issuance for the 2009 Stock Option Plan.  The new number of shares is 5,500,000.  At the 2013 annual meeting, shareholders approved an increase to the total number of shares available for issuance for the 2009 Directors Stock Option Plan.  The new number of shares is 700,000.  The purposes of the 2009 Stock Option Plan are to attract and retain employees and provide an incentive for them to assist us in achieving our long-range performance goals, and to enable such employees to participate in our long-term growth.  The purposes of the 2009 Directors Stock Option Plan is to attract and retain non-employee directors and to enable such directors to participate in our long-term growth.  The 2009 Stock Option Plan and the 2009 Directors Stock Option Plan are administered by the Compensation Committee of the Board of Directors. All stock options granted under the 2009 Stock Option Plan and the 2009 Directors Stock Option Plan have been granted with an exercise price equal to at least the fair market value of the common stock on the date of grant.

The additional information required by this Item 12 of Form 10-K is hereby incorporated by reference to the information in our Definitive Proxy Statement for our 2014 annual meeting of Stockholders to be filed with the SEC within 120 days after the close of our fiscal year and is incorporated herein by reference.

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

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Marcum LLP served as our independent registered public accounting firm for fiscal years 2012 and 2013.  The table below shows the aggregate fees that the Company paid or accrued for the audit and other services provided by Marcum LLP for the fiscal years ended December 31, 2012 and December 31, 2013:

FEE CATEGORY	2012	2013
Audit fees (1)	$114,000	$114,000
Audit-related fees (2)	––	9,881
Tax fees (3)	––	––
Total fees	$114,000	$123,881
———————
(1)
Audit Fees. Consists of fees billed for professional services rendered for the audit of Zoom’s financial statements and review of the interim  financial statements included in quarterly reports and services that are normally provided in connection with statutory filings and engagements.

(2)
Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Zoom’s financial statements and are not reported under "Audit Fees".   For 2013, fees are related to a stock rights offering.

(3)	Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. Marcum LLP has not performed tax services for the Company.

All services rendered by Marcum LLP for fiscal years 2012 and 2013 were permissible under applicable laws and regulations, and were pre-approved by the Audit Committee.

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

	10.4	Zoom Telephonics, Inc. 2009 Stock Option Plan (incorporated by reference to Appendix B to the Definitive Proxy Statement filed with the Commission on April 30, 2013).* **

	10.5	Zoom Telephonics, Inc. 2009 Directors Stock Option Plan (incorporated by reference to Appendix C to the Definitive Proxy Statement filed with the Commission on April 30, 2013).* **

	10.6	Form of director option grant pursuant to Zoom Telephonics, Inc. 2009 Directors Stock Option Plan (incorporated by reference to Exhibit 4.3 to the Form 8-K dated December 16, 2009).* **

	10.7	Form of incentive stock option grant pursuant to Zoom Telephonics, Inc. 2009 Stock Option Plan (incorporated by reference to Exhibit 4.4 to the Form 8-K dated December 16, 2009).* **

10.8	Form of non-qualified stock option grant pursuant to Zoom Telephonics, Inc. 2009 Stock Option Plan (incorporated by reference to Exhibit 4.5 to the Form 8-K dated December 16, 2009).*

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

10.13	Severance Agreement between Zoom Telephonics, Inc. and Frank B. Manning (incorporated by reference to Exhibit 10.1 to the 10-Q filed on May 14, 2010)* **

10.14	Severance Agreement between Zoom Telephonics, Inc. and Deena Randall (incorporated by reference to Exhibit 10.3 to the 10-Q filed on May 14, 2010)* **

10.15	Severance Agreement between Zoom Telephonics, Inc. and Terry Manning (incorporated by reference to Exhibit 10.4 to the 10-Q filed on May 14, 2010)* **

10.16
Binding Letter Agreement by and between Jiangsu Leimone Electronics Co., Ltd., Zoom Technologies, Inc., Zoom Telephonics, Inc., Tianjin Tong Guang Group Digital Communication Co. Ltd, dated as of October 18, 2010 (incorporated by reference to Exhibit 10.1 to the 8-K dated October 22, 2010)*

10.17
License Agreement by and between Zoom Telephonics, Inc. and Jiangsu Leimone Electronics Co., Ltd., dated as of October 18, 2010 (incorporated by reference to Exhibit 10.1 to the 8-K dated October 22, 2010)*

10.18
Domain Assignment and Transfer Agreement by and between Zoom Telephonics, Inc. and Jiangsu Leimone Electronics Co., Ltd., dated as of October 18, 2010 (incorporated by reference to Exhibit 10.1 to the 8-K dated October 22, 2010)*

10.19
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

10.21	Loan and Security Agreement, dated April 10, 2012, between Zoom Telephonics, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Form 8-K dated April 13, 2012)*

10.22	Intellectual Property Security Agreement, dated April 10, 2012, between Zoom Telephonics, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.2 to the Form 8-K dated April 13, 2012)*

10.23	Financing Agreement, dated December 18, 2012, between Zoom Telephonics, Inc. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K dated December 21, 2012)*

10.24
Intellectual Property Security Agreement, dated December 18, 2012, between Zoom Telephonics, Inc. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K dated December 21, 2012)*

10.25	Amendment dated March 25, 2014, effective January 1, 2013, to Financing Agreement, dated December 18, 2012, between Zoom Telephonics, Inc. and Rosenthal & Rosenthal, Inc.

21.1	Subsidiaries

23.1	Independent Registered Public Accounting Firm’s Consent

31.1	CEO and CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO and CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ZOOM TELEPHONICS, INC.
(Registrant)

Date: March 31, 2014	By:	/s/ Frank B. Manning
Frank B. Manning, President, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank B. Manning	Principal Executive Officer, Principal Financial Officer and Chairman of the Board	March 31, 2014
Frank B. Manning

/s/ Peter R. Kramer	Director	March 31, 2014
Peter R. Kramer

/s/ Bernard Furman	Director	March 31, 2014
Bernard Furman

/s/ Robert Crowley	Director	March 31, 2014
Robert Crowley

/s/ Joseph Donovan	Director	March 31, 2014
Joseph Donovan

ZOOM TELEPHONICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders of
Zoom Telephonics, Inc:

We have audited the accompanying balance sheets of Zoom Telephonics, Inc. (the "Company") as of December 31, 2013 and 2012, and the related statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zoom Telephonics, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum LLP

MARCUM LLP Boston, Massachusetts March 31, 2014

ZOOM TELEPHONICS, INC.
 BALANCE SHEETS

	December 31,
	2012	2013
ASSETS
Current assets
Cash and cash equivalents	$195,704	$55,393
Marketable securities	44,000	––
Accounts receivable, net of allowances of $811,897 at December 31, 2012 and $640,456 at December 31, 2013	1,966,334	1,674,812
I Inventories	2,630,386	1,714,081
Prepaid expenses and other current assets	261,688	225,152
T Total current assets	5,098,112	3,669,438

Equipment, net	26,045	51,025

Total assets	$5,124,157	$3,720,463

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank debt	$910,807	$318,318
Accounts payable	931,607	693,546
Accrued expenses	379,841	322,410
Total current liabilities	2,222,255	1,334,274

TTotal liabilities	2,222,255	1,334,274

Commitments and Contingencies (Note 6)

SStockholders' equity Common stock, $0.01 par value:
a Authorized - 25,000,000 shares; issued and outstanding – 6,973,704 shares at December 31, 2012 and 7,982,704 shares at December 31, 2013	69,737	79,827
Additional paid-in capital	33,904,003	34,177,779
Accumulated deficit	(31,170,788)	(32,235,772)
Accumulated other comprehensive income (loss)	98,950	364.355
Total stockholders' equity	2,901,902	2,386,189
Total liabilities and stockholders' equity	$5,124,157	$3,720,463

See accompanying notes.

ZOOM TELEPHONICS, INC.
 STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2012 and 2013

	2012	2013
Net sales	$14,691,186	$11,241,164
Cost of goods sold	11,056,893	8,139,084
Gross profit	3,634,293	3,102,080

Operating expenses:
S Selling	1,906,711	1,572,632
General and administrative	1,252,654	1,316,402
Research and development	1,154,810	919,722
	4,314,175	3,808,756
Operating profit (loss)	(679,882)	(706,676)

Other:
I Interest income	112	39
Other income (expense), net	(49,180)	(354,403)
Total other income (expense), net	(49,068)	(354,364)

Income (loss) before income taxes	(728,950)	(1,061,040)

I Income taxes (benefit)	3,392	3,944

Net income (loss)	$(732,342)	$(1,064,984)

Other comprehensive income (loss):
Foreign currency translation adjustments	11,660	(7,504)
Unrealized gain (loss) for the period	(38,280)	272,909

Total comprehensive income (loss)	$(758,962)	$(799,579)

Basic and diluted net income (loss) per share	$(0.11)	$(0.14)

Weighted average common and common equivalent shares:
Basic and Diluted	6,973,704	7,363,482

 See accompanying notes.

ZOOM TELEPHONICS, INC.
 STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balance at January 1, 2012	6,973,704	$69,737	$33,864,793	$(30,438,446)	$125,570	$3,621,654

Net income (loss)	––	––	––	(732,342)	––	(732,342)
Total other comprehensive income (loss)	––	––	––	––	(26,620)	(26,620)
Stock based compensation	––	––	39,210	––	––	39,210
Balance at December 31, 2012	6,973,704	$69,737	$33,904,003	$(31,170,788)	$98,950	$2,901,902

Net income (loss)	––	––	––	(1,064,984)	––	(1,064,984)
Total other comprehensive income (loss)	––	––	––	––	265,405	265,405
Stock rights offering (net of issuance costs of $33,843)	1,009,000	10,090	238,587	––	––	248,677
Stock based compensation	––	––	35,189	––	––	35,189
Balance at December 31, 2013	7,982,704	$79,827	$34,177,779	$(32,235,772)	$364,355	$2,386,189

See accompanying notes.

ZOOM TELEPHONICS, INC.
 STATEMENTS OF CASH FLOWS
Years Ended December 31, 2012 and 2013

	2012	2013
Operating activities:
Net income (loss)	$(732,342)	$(1,064,984)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock based compensation	39,210	35,189
Depreciation and amortization	14,082	9,777
Provision for accounts receivable allowances	19,154	11,211
Provision for inventory reserves	(155,223)	(390,140)
Reclassification out of Accumulated Other Comprehensive Income (Loss)	––	272,909
Changes in operating assets and liabilities:
Accounts receivable	(580,500)	277,754
I Inventories	247,621	1,306,445
P Prepaid expense and other current assets	(73,771)	35,105
Accounts payable and accrued expenses	(117,458)	(297,325)
Net cash provided by (used in) operating activities	(1,339,227)	195,941

I Investing activities:
P Purchases of property, plant and equipment	(19,959)	(34,757)
Proceeds from sale of marketable securities	––	39,983
Net cash provided by (used in) investing activities	(19,959)	5,226

Financing activities:
Proceeds from stock rights offering (net of issuance costs)	––	248,677
Net funds (to) from bank credit lines	910,807	(592,489)
Net cash provided by (used in) financing activities	910,807	(343,812)

Effect of exchange rate changes on cash	(282)	2,334

Net change in cash	(448,661)	(140,311)

Cash and cash equivalents at beginning of year	644,365	195,704

Cash and cash equivalents at end of year	$195,704	$55,393

Supplemental disclosures of cash flow information:

Cash paid during the period for:
I Interest	$49,358	$68,128
I Income taxes	$3,392	$3,944

See accompanying notes.

ZOOM TELEPHONICS, INC.
Notes to Financial Statements
Years Ended December 31, 2012 and 2013

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

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results may differ from those estimates. Significant estimates made by the Company include: 1) allowance for doubtful accounts for accounts receivable (collectability and sales returns) and asset valuation allowance for deferred income tax assets; 2) write-downs of inventory for slow-moving and obsolete items, and market valuations;  and 3) stock based compensation.

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

(c)   Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market. Consigned inventory is held at third-party locations. The Company retains title to the inventory until purchased by the third-party. Consigned inventory, consisting of finished goods, was approximately $305,000 and $489,000 at December 31, 2013 and 2012, respectively.

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

	2012	2013
Weighted average shares outstanding – used to compute basic earnings (loss) per share	6,973,704	7,363,482
Net effect of dilutive potential common shares outstanding, based on the treasury stock method	––	––
Weighted average shares outstanding – used to compute diluted earnings (loss) per share	6,973,704	7,363,482

 Potential common shares for which inclusion would have the effect of increasing diluted earnings per share (i.e., anti-dilutive) are excluded from the computation. Options to purchase 2,585,000 shares of common stock at December 31, 2013 and 1,083,750 shares of common stock as of December 31, 2012 were outstanding, but not included in the computation of diluted earnings per share as their effect would be anti-dilutive.

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

When Zoom consigns inventory to a retailer, sales revenue for an item in that inventory is recognized when that item is sold to by the retailer to a customer. The item remains in Zoom inventory when it is consigned, and moves out of Zoom inventory when the item is sold by the retailer.

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

The Company accounts for point-of-sale taxes on a net basis.

(i)   Fair Value of Financial Instruments

The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

●	Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities. The Company has the ability to access.

●	Level 2 - Inputs are inputs (other than quoted prices included within Level 1) that are observable for the asset or liability, either directly or indirectly.

●
Level 3 - Inputs include unobservable inputs for the asset or liability and rely on management's own assumptions about the assumptions that market participants would use in pricing the asset or liability. (The unobservable inputs should be developed based on the best information available in the circumstances and may include the Company’s own data.)

Financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, bank debt, accounts payable, and accrued expenses. Due to the short term nature and payment terms associated with these instruments, except the marketable securities, their carrying amounts approximate fair value.  The fair value of the marketable securities is based on observable inputs that reflect quoted prices in an active market and is classified under Level 1 of the fair value hierarchy described above at December 31, 2013 and 2012.    Unrealized gains or losses resulting from changes in the fair value of marketable securities were charged or credited to “accumulated other comprehensive income,” until sale of these marketable securities in 2013.

(j)    Stock-Based Compensation

Compensation cost for awards is generally recognized over the required service period based on the estimated fair value of the awards on their grant date. Fair value is determined using the Black-Scholes option-pricing model.

(k)   Advertising Costs

Advertising costs are expensed as incurred and reported in selling expense in the accompanying statements of operations and comprehensive income (loss), and include costs of advertising, production, trade shows, and other activities designed to enhance demand for the Company's products. There are no deferred advertising costs in the accompanying balance sheets. The Company reported advertising costs of $300.5 thousand in 2012 and $247.5 thousand in 2013.

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

(m) Warranty Costs

The Company provides for the estimated costs that may be incurred under its standard warranty obligations, based on actual historical repair costs. The reserve for the provision for warranty costs was $52,683 and $38,098 at December 31, 2012 and 2013, respectively.

(n)  Shipping and Freight Costs

The Company records the expense associated with customer-delivery shipping and freight costs in selling expense. The Company reported shipping and freight costs of $234.6 thousand in 2012 and $191.7 thousand in 2013.

     (o) Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update on the reporting of amounts reclassified out of accumulated other comprehensive income, to improve the transparency of reporting. These reclassifications present the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income-but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. This standard update is effective for reporting periods beginning after December 15, 2012. As this guidance only revises the presentation and disclosures related to the reclassification of items out of accumulated other comprehensive income (loss), the Company’s adoption of this guidance did not affect it’s financial position, results of operations or cash flows.  See Note (15) – Reclassifications Out of Accumulated Other Comprehensive Income (Loss), which presents the disclosures required by this update.

(p)  Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform to the 2013 presentation. The reclassifications relate to the presentation of changes in accounts receivable and inventory on the statements of cash flows.

(q)  Contingencies

The Company reviews the status of its legal proceedings and records a provision for a liability when it is considered probable that both a liability has been incurred and the amount of the loss can be reasonably estimated. This review is updated periodically as additional information becomes available. If either or both of the criteria are not met, the Company reassesses whether there is at lease a reasonable possibility that a loss, or additional losses, may be incurred. If there is a reasonable possibility that a loss may be incurred, the Company discloses the estimate of the amount of the loss or range of losses, that the amount is not material, or that an estimate of loss cannot be made. The Company expenses its legal fees as incurred.

In assessing potential loss contingencies, the Company considers a number of factors, including those listed in the FASB’s Accounting Standards Codifications 450-20, Contingencies – Loss Contingencies, regarding assessing the probability of a loss and assessing whether a loss is reasonably estimable.

(3)           LIQUIDITY

On December 31, 2013 we had working capital of $2.3 million including $55 thousand in cash and cash equivalents.  On December 31, 2012 we had working capital of $2.9 million including $0.2 million in cash and cash equivalents. Our current ratio at December 31, 2013 was 2.8 compared to 2.3 at December 31, 2012.

In 2013, the Company’s operating activities used $0.1 million in cash, primarily due to a net loss of $1.1 million, offset by a $0.9 million decrease in inventory. In 2012, the Company’s operating activities used $1.3 million in cash, primarily to fund an increase of $0.7 million in gross receivables and a net loss of $0.7 million. In 2013, the Company’s net cash was used in financing activities to reduce bank debt by $0.6 million. Also in 2013, the Company increased net cash in financing activities by $0.2 million from the net proceeds of a rights offering completed in August 2013.  Under the rights offering, existing shareholders of the Company’s common stock were granted rights to purchase, at an offering price of $0.28 per share, one share of stock for each share held.  The rights offering resulted in the issuance of 1,009,000 shares of common stock. In 2012, the Company’s net cash provided by financing activities was $0.9 million resulting from an increase in bank debt.

To conserve cash and manage our liquidity, we have implemented cost-cutting initiatives including the reduction of employee headcount and overhead costs. On December 31, 2013 we had a headcount of 28 compared to 30 as of December 31, 2012. As of February 28, 2014 we had 27 full-time and part-time employees, 1 part-time temporary employee and 2 consultants, one in sales and one in IT that were not included in our headcount.  We plan to continue to assess our cost structure as it relates to our revenues and cash position, and we may make further reductions if the actions are deemed necessary.

On April 10, 2012 Zoom Telephonics, Inc. entered into a Loan and Security Agreement with Silicon Valley Bank (the “Loan Agreement”). This Loan Agreement was filed with the SEC in an 8-K dated April 13, 2012. The Loan Agreement provided for up to $1 million of revolving credit, subject to a borrowing base formula and other terms and conditions as specified in the Loan Agreement. The Loan Agreement had a one year term which was set to expire April 9, 2013. Borrowings were secured by all of Zoom’s assets including Zoom’s intellectual property. We used a portion of the proceeds from the financing arrangement with Rosenthal & Rosenthal, Inc., as described below, to pay off our existing loan of $879,047 with Silicon Valley Bank.  On December 19, 2012, the Loan Agreement with Silicon Valley Bank was terminated upon payment in full by us of all amounts owed under such agreement.

On December 18, 2012, Zoom Telephonics, Inc. (“Zoom”) entered into a Financing Agreement with Rosenthal & Rosenthal, Inc. (the “Financing Agreement”). This Loan Agreement was filed with the SEC in an 8-K dated December 21, 2012.  The Financing Agreement provides for up to $1.75 million of revolving credit, subject to a borrowing base formula and other terms and conditions as specified in the Financing Agreement. The Financing Agreement has a two year term. Borrowings are secured by all of Zoom’s assets including Zoom’s intellectual property. The Loan Agreement contained several covenants, including a requirement that we maintain a tangible net worth not less than $2.5 million and working capital not less than $2.5 million. On March 25, 2014, we entered into an amendment to the Financing Agreement (the “Amendment”) with an effective date of January 1, 2013. The Amendment clarified the definition of current assets in the Financing Agreement, reduced the size of the revolving credit line to $1.25 million and revised the financial covenants such that we are required to maintain tangible net worth of not less than $2.0 million and working capital of not less than $1.75 million.

There is substantial doubt in our ability to continue as a going concern due to the risk that we may not have sufficient cash and liquid assets at December 31, 2013 to cover our operating and capital requirements for the next twelve-month period; and if in that case sufficient cash cannot be obtained, we would have to substantially alter, or possibly even discontinue, operations.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

At December 31, 2013 the Company's total current assets were $3.7 million and current liabilities were $1.3 million, which included $0.3 million in bank debt. The Company did not have any long-term debt at December 31, 2013.

(4)           INVENTORIES

Inventories, net of reserves, consist of the following at December 31:

	2012	2013
Materials	$720,113	$440,723
FFinished goods (including $489,400 and $304,500 held by customers at December 31, 2012 and 2013, respectively)	1,910,273	1,273,358
TTotal	$2,630,386	$1,714,081

The Company reviews inventory for obsolete and slow moving products each quarter and makes provisions based on our estimate of the probability that the material will not be consumed or that it will be sold below cost. The reserve for the provision for slow moving and obsolete inventory was $750,764 and $360,624 at December 31, 2012 and 2013, respectively.

(5)           EQUIPMENT

Equipment consists of the following at December 31:

	2012	2013	Estimated Useful lives in years
Computer hardware and software	$190,339	$194,528	3
Machinery and equipment	254,533	254,533	5
Molds, tools and dies	42,460	78,257	5
Office furniture and fixtures	44,138	38,938	5
	531,470	566,256
Accumulated depreciation and amortization	(505,425)	(515,231)
Equipment and leasehold improvements, net	$26,045	$51,025

Depreciation expense for year ended	$14,082	$9,777

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

In August 1996 the Company entered into a lease for a 77,428 square feet manufacturing and warehousing facility at 645 Summer Street, Boston, MA. The term of this lease expired in August 2006 and the Company began the planned move of its manufacturing and warehousing facility to Tijuana, Mexico. In August 2006 the Company signed a lease for a 35,575 square foot manufacturing and warehousing facility in Tijuana, Mexico with an initial lease term from October 2006 to May 2007, with five two-year options thereafter.  In February 2007 the Company renegotiated the first renewal term and signed a one-year extension starting in May 2007, with five two-year options thereafter. The Company signed another one-year extension starting in May 2008.  In March 2009 the Company signed a one-year lease with one one-year option for a smaller facility for lower cost. In March 2011 the Company signed a one-year lease extension starting May 1, 2011, with three one-year renewal options thereafter. In April 2012 the Company exercised the first of three renewal options, with no change in lease cost.  In February 2013 the Company exercised the second of three renewal options, with no increase in lease cost.

In September 2005 the Company entered into a two year office lease consisting of 2,400 square feet at 2 Kings Road, Fleet, Hants, U.K. for its U.K. sales office.  In September 2007 the lease was continued on a month-to-month basis with a 3 month cancellation notice required by the Company or the landlord. In September 2008 the Company signed an Office Service Agreement, which is an office rental agreement, rather than a lease. The rent is paid monthly, with a three month cancellation notice period.  The Company cancelled its Office Service Agreement effective October 31, 2011. The Company has one U.K. employee that works from home.

Rent expense for all of the Company's leases was $295.8 thousand in 2012 and $277.2 thousand in 2013.

As of December 31, 2013, the Company's estimated future minimum committed rental payments, excluding executory costs, under the operating leases described above to their expiration or the earliest possible termination date, whichever is sooner, are $187.9 thousand for 2014. There are no future minimum committed rental payments that extend beyond 2014.

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

On October 15, 2012 Telecom innovations LLC files a complaint against Zoom Telephonics and at least 23 other companies including Dell Inc., various dial-up modem producers, and many fax machine produces. The complaint related to dial-up modems and alleged that Zoom infringed upon Telecomm Innovation patents. Zoom believed that it was licensed for these patents already through its modem chipset suppliers. On January22, 2014, a Stipulation of Dismissal was filed for the case and the case has been closed pursuant to a resolution of the dispute between Zoom and Telecomm Innovations.

On February 6, 2013 Voice Integration Technologies filed a complaintagainst Zoom Telephonics alleging infringement of U.S. Patent No. 7,127,048 (the "048 Patent"), entitled "Systems and Methods for Integrating Analog Voice Service and Derived POTS Voice Service in a Digital Subscriber Line Enviroment." On July 1, 2013, this case was closed following the filing of a stipulation of dismissal with prejudice persuant to a resolution of the dispute between Zoom and Voice Integration Technolgies.

On November 6, 2013 Innovative Wireless Solutions, LLC ("IWS") filed a complaint against Zoom Telephonics alleging infringement of U.S. Patens Nos. 5,912,895, 6,327,264, and 6,587,473 all entitled "Information Network Access Apparatus and Methods of Communicating Information packets via Telephone Links." The Complaint asserts that Zoom sells products with "wireless access points and/or routers capable of connecting to an Ethernet network and an IEEE 802.11 wireless network to provide wireless Internt access." The case is in its early stages and a Scheduling conference is currently set for May 22, 2014. Management is unable to reasonably estimate any potential outcome at this time.

(7)           STOCK OPTION PLANS

On December 10, 2009, the Company established two stock option plans.  The Board of Directors approved the two plans called the 2009 Stock Option Plan and the 2009 Directors Stock Option Plan and these plans received shareholder approval at the Company’s 2010 annual meeting.  In 2013, these plans received shareholder approval to increase the number of shares available for issuance in each plan.  The new number of authorized shares available for issuance is indicated below. Further, these plans are described below.

2009 Stock Option Plan

The 2009 Stock Option Plan is for officers and certain full-time and part-time employees of the Company. Non-employee directors of the Company are not entitled to participate under this plan. The 2009 Stock Option Plan provides for 5,500,000 shares of common stock for issuance upon the exercise of stock options granted under the plan. Under this plan, stock options are granted at the discretion of the Compensation Committee of the Board of Directors at an option price not less than the fair market value of the stock on the date of grant. The options are exercisable in accordance with terms specified by the Compensation Committee not to exceed ten years from the date of grant. Option activity under this plan follows.

	Number of shares	Weighted average exercise price
Balance as of January 1, 2012	970,000	$0.51
Granted	––	––
Exercised	––	––
Expired	––	––
Balance as of December 31, 2012	970,000	$0.51
Granted	1,505,000	$0.25
Exercised	––	––
Expired	(160,000)	0.25
Balance as of December 31, 2013	2,315,000	$0.35

There were no options granted in 2012.  The weighted average grant date fair value of options granted was $0.03 in 2013. The aggregate intinsic value of options outstanding was zero at December 31, 2013. The aggregate intrinsic fair value of exercisable options was zero at December 31, 2013.

The following table summarizes information about fixed stock options under the 2009 Stock Option Plan outstanding on December 31, 2013.

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.53	555,000	.11	$0.53	555,000	$0.53
$0.48	365,000	1.30	$0.48	365,000	$0.48
$0.25	1,395,000	4.10	$0.25	348,750	$0.25
$0.25 to 0.53	2,315,000	2.70	$0.35	1,268,750	$0.44

2009 Director Stock Option Plan

On December 10, 2009 the Company established the 2009 Director Stock Option Plan (the "Directors Plan"). The Directors Plan was established for all directors of the Company except for any director who is a full-time employee or full-time officer of the Company. The option price is the fair market value of the common stock on the date the option is granted. There are 700,000 shares authorized for issuance under the Directors Plan. Each option expires five years from the grant date. Option activity under this plan follows.

	Number of shares	Weighted average exercise price
Balance as of January 1, 2012	150,000	0.38
Granted	60,000	0.26
Exercised	––	––
Expired	––	––
Balance as of December 31, 2012	210,000	0.35
Granted	60,000	0.18
Exercised	––	––
Expired	––	––
Balance as of December 31, 2013	270,000	$0.31

The weighted average grant date fair value of options granted was $0.12 in 2012 and $0.06 in 2013. The aggregate intinsic value of options outstanding was zero at December 31, 2013. The aggregate intrinsic fair value of exercisable options was zero at December 31, 2013.

The following table summarizes information about fixed stock options under the Directors Plan on December 31, 2013.

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.16-0.20	60,000	4.40	$0.18	60,000	$0.18

$0.25-0.26	60,000	3.40	$0.26	60,000	$0.26

$0.27-0.41	60,000	1.40	$0.34	60,000	$0.34

$0.35-0.36	60,000	2.40	$0.36	60,000	$0.36

$0.53	30,000	1.00	$0.53	30,000	$0.53
$0.16-0.53	270,000	2.7	$0.35	270,000	$0.31

The Black-Scholes range of assumptions for the Zoom Telephonics’ options for 2013 and 2012 are shown below:

Assumptions	2009 Stock Option Plan and the 2009 Directors Stock Option Plan

Expected life	2.75 (yrs) - 3.5 (yrs)

Expected volatility	49.23% - 67.08%

Risk-free interest rate	0.35% - 1.88%

Expected dividend yield	0.00%

The unrecognized stock based compensation expense related to non-vested stock awards was approximately $11 thousand as of December 31, 2013.  This amount will be recognized through the first quarter of 2015.

(8)         INCOME TAXES

Income tax expense (benefit) consists of:

	Current	Deferred	Total
Year Ended December 31, 2012:
US federal	$––	$––	$––
S State and local	––	––	––
F Foreign	3,392	––	3,392
	$3,392	$––	$3,392
Year Ended December 31, 2013:
US federal	$––	$––	$––
S State and local	––	––	––
F Foreign	3,944	––	3,944
	$3,944	$––	$3,944

A reconciliation of the expected income tax expense or benefit to actual follows:

	2012	2013
Computed "expected" US tax (benefit) at Federal statutory rate	$(248,996)	$(362,095)
Change resulting from:
State and local income taxes, net of federal income tax benefit	––	––
Foreign income taxes	3,392	3,944
Valuation allowance	235,607	(126,339)
Non––deductible items	14,456	11,390
Expired State Net Operating Losses	––	477,044
Change in estimate for prior years’ provisions	(1,067)	––
Income tax expense (benefit)	$3,392	$3,944

Temporary differences at December 31 follow:

	2012	2013
Deferred income tax assets:
Inventories	$333,315	$165,225
Accounts receivable	292,846	235,207
Intangible assets	96,791	25,738
Accrued expenses	60,397	44,112
Net operating loss and tax credit carry forwards	17,792,110	17,977,742
Plant and equipment	15,378	15,018
Stock compensation	88,059	89,515
Other – investment impairments	127,855	127,855
Total deferred income tax assets	18,806,751	18,680,412
Valuation allowance	(18,806,751)	(18,680,412)
Net deferred tax assets	$––	$––

As of December 31, 2013 the Company had federal net operating loss carry forwards of approximately $49,363,000 which are available to offset future taxable income. They are due to expire in varying amounts from 2018 to 2033. As of December 31, 2013, the Company had Massachusetts state net operating loss carry forwards of approximately $8,069,000 which are available to offset future taxable income. They are due to expire in varying amounts from 2014 through 2018.

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

Effective January 1, 2007, the Company adopted the provisions of a new standard which provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon adoption and in subsequent periods. Upon the adoption, and at December 31, 2013 and 2012, the Company did not have any uncertain tax positions. No interest and penalties related to uncertain tax positions were accrued at December 31, 2013 and 2012.

The Company files income tax returns in the United States and the United Kingdom. Years subsequent to 2009 are open for U.S. Federal and state income tax reporting and years subsequent to 2007 are open in the United Kingdom.

The Company has not provided for U.S. income taxes related to undistributed earnings from its foreign operations at December 31, 2013, as the Company considers these earnings to be permanently reinvested.  Determination of the additional income taxes and applicable withholding that would be payable on the remittance of such undistributed earnings is not practicable because such liability, if any, is dependent upon circumstances existing if and when the Company no longer considers all or a portion of such undistributed earnings to be permanently reinvested.

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

Relatively few customers have accounted for a substantial portion of the Company’s revenues.  In 2013 three customers accounted for 69% of our total net sales with our largest customer accounting for 51% of our net sales. At December 31, 2013, three customers accounted for 84% of our gross accounts receivable, with our largest customer representing 71% of our gross accounts receivable. During 2012 three customers accounted for 67% of the Company’s total net sales with our largest customer accounting for 54% of our net sales. At December 31, 2012, three customers accounted for 85% of our gross accounts receivable, with our largest customer representing 79% of our gross accounts receivable

The Company’s customers generally do not enter into long-term agreements obligating them to purchase products. The Company may not continue to receive significant revenues from any of these or from other large customers. A reduction or delay in orders from any of the Company’s significant customers, or a delay or default in payment by any significant customer could materially harm the Company’s business and prospects. Because of the Company’s significant customer concentration, its net sales and operating income (loss) could fluctuate significantly due to changes in political or economic conditions, or the loss, reduction of business, or less favorable terms for any of the Company's significant customers.

(10)        SEGMENT AND GEOGRAPHIC INFORMATION

The Company's operations are classified as one reportable segment. Substantially all of the Company's operations and long-lived assets reside primarily in the United States. Net sales information follows:

	2012	Percent	2013	Percent
United States	$13,424,789	91%	$10,541,921	94%
Outside United States	1,266,397	9%	699,243	6%
Total	$14,691,186	100%	$11,241,164	100%

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

In 2013 the Company had one supplier that provided 84% of the Company's purchased inventory. The loss of their services or a material adverse change in their business or in the Company’s relationship could materially and adversely harm the Company’s business.

 (12)         RETIREMENT PLAN

The Company has a 401(k) retirement savings plan for employees. Under the plan, the Company matches 25% of an employee's contribution, up to a maximum of $350 per employee per year. Company matching contributions charged to expense in 2012 and 2013 were $5,164 and $4,779, respectively.

(13)         VALUATION OF MARKETABLE SECURITIES

In October 2010 Zoom Telephonics, Inc. entered into an agreement with Zoom Technologies, Inc. (Nasdaq: ZOOM) in which Zoom Telephonics transferred its rights to the zoom.com domain name and certain trademark rights in exchange for 80,000 shares of Zoom Technologies common stock.  These shares had trading restrictions that ended January 18, 2012.  The Company values the marketable securities at market value in the financial statements. The Company did not sell any Zoom Technologies shares in 2012. In the fourth quarter of 2013, Zoom Technologies, Inc. announced a reverse merger resulting in a 10:1 split so that the 80,000 shares became 8,000 shares.  In December 2013 the Company sold all 8,000 shares of Zoom Technologies, Inc. stock. The Company received proceeds of $40 thousand and reported a realized loss of $273 thousand in 2013.

(14)         BANK CREDIT LINES

On April 10, 2012 Zoom Telephonics, Inc. entered into a Loan and Security Agreement with Silicon Valley Bank (the “Loan Agreement”). This Loan Agreement was filed with the SEC in an 8-K dated April 13, 2012. The Loan Agreement provides for up to $1 million of revolving credit, subject to a borrowing base formula and other terms and conditions as specified in the Loan Agreement. The Company’s most recent charge for the month of September was an annualized interest rate of 11.125%, but this may change (or decrease) depending on Zoom’s balance sheet as specified in the Loan Agreement. Our outstanding bank debt at September 30, 2012 was $796,000. The Loan Agreement has a one year term which expires April 9, 2013. Borrowings are secured by all of Zoom’s assets including Zoom’s intellectual property. We used a portion of the proceeds from the financing arrangement with Rosenthal & Rosenthal, Inc., as described below, to pay off our existing loan of $879,047 with Silicon Valley Bank.  On December 19, 2012, the Loan Agreement with Silicon Valley Bank was terminated upon payment in full by us of all amounts owed under such agreement.

On December 18, 2012, we entered into a Financing Agreement with Rosenthal & Rosenthal, Inc. (the “Financing Agreement”). The Financing Agreement provides for up to $1.75 million of revolving credit, subject to a borrowing base formula and other terms and conditions as specified in the Financing Agreement. The Financing Agreement has a two year term. Borrowings are secured by all of our assets including our intellectual property. The Loan Agreement contained several covenants, including a requirement that we maintain a tangible net worth not less than $2.5 million and working capital not less than $2.5 million. On March 25, 2014, we entered into an amendment to the Financing Amendment (the “Amendment”) with an effective date of January 1, 2013. The Amendment clarified the definition of current assets in the Financing Agreement, reduced the size of the revolving credit line to $1.25 million and revised the financial covenants such that we are required to maintain tangible net worth of not less than $2.0 million and working capital of not less than $1.75 million.

(15)         RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	2012	2013
Accumulated Other Comprehensive Income (Loss) Components

Foreign currency translations:
Balance at beginning of period	$360,199	$371,859
Current period currency translation adjustments	11,660	(7,504)
Balance at end of period	$371,859	$364,355

Marketable securities available for sale:
Balance at beginning of period	$(234,629)	$(272,909)
Current period comprehensive income (loss)	(38,280)	(19,983)
Amounts reclassified on sales of marketable securities	––	292,892
Balance at end of period	$(272,909)	$––

Accumulated Other Comprehensive Income (Loss) end of period	$98,950	$364,355

(16)         SUBSEQUENT EVENTS

Management of the Company has reviewed subsequent events from December 31, 2013 through the date of filing and concluded that there were no subsequent events requiring adjustment to or disclosure in these financial statements.

EXHIBIT INDEX

(a)		Financial Statements, Schedules and Exhibits:

	(1),(2)	The financial statements and required schedules are indexed on page 26.

	10.25	Amendment dated March 25, 2014, effective January 1, 2013, to Financing Agreement, dated December 18, 2012, between Zoom Telephonics, Inc. and Rosenthal & Rosenthal, Inc.

	21.	Subsidiaries

	23.1	Independent Registered Accounting Firm’s Consent

	31.1	CEO and CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	CEO and CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002