Form 10-Q
period 2014-03-31
Zoom Telephonics, Inc.
filed 2014-05-15
CIK 1467761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of March 31, 2014, was 7,982,704 shares.

ZOOM TELEPHONICS, INC.
INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ZOOM TELEPHONICS, INC.
Condensed Balance Sheets (Unaudited)

ASSETS	March 31, 2014	December 31, 2013
Current assets
Cash and cash equivalents	$39,314	$55,393
Accounts receivable, net of allowances of $571,177 at March 31, 2014 and $640,456 at December 31, 2013	1,861,014	1,674,812
Inventories	1,867,938	1,714,081
Prepaid expenses and other current assets	242,876	225,152
Total current assets	4,011,142	3,669,438

Equipment, net	48,736	51,025
Total assets	$4,059,878	$3,720,463

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank debt	$455,409	$318,318
Accounts payable	949,437	693,546
Accrued expenses	299,767	322,410
Total current liabilities	1,704,613	1,334,274

Total liabilities	1,704,613	1,334,274

Stockholders' equity
Common stock, $0.01 par value:
Authorized - 25,000,000 shares; issued and outstanding – 7,982,704 shares at March 31, 2014 and December 31, 2013, respectively	79,827	79,827
Additional paid-in capital	34,183,549	34,177,779
Accumulated deficit	(32,272,828)	(32,235,772)
Accumulated other comprehensive income( loss)	364,717	364,355
Total stockholders' equity	2,355,265	2,386,189
Total liabilities and stockholders' equity	$4,059,878	$3,720,463

See accompanying notes.

ZOOM TELEPHONICS, INC.
Condensed Statements of Operations and
Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net sales	$3,146,345	$2,817,599
Cost of goods sold	2,213,878	2,113,631
Gross profit	932,467	703,968

Operating expenses:
Selling	352,780	422,665
General and administrative	292,552	339,534
Research and development	308,667	258,512
	953,999	1,020,711
Operating profit (loss)	(21,532)	(316,743)

Other income (expense) :
Interest income	7	9
Other, net	(14,200)	(16,328)
Total other income (expense), net	(14,193)	(16,319)

Income (loss) before income taxes	(35,725)	(333,062)

Income taxes (benefit)	1,331	512

Net income (loss)	$(37,056)	$(333,574)

Other comprehensive income (loss):
Foreign currency translation adjustments	362	(9,955)
Unrealized gain (loss) for the period	––	12,800

Net comprehensive income (loss)	$(36,694)	$(330,729)

Net income (loss) per share:
Basic and Diluted	$(0.00)	$(0.05)

Weighted average common and common equivalent shares:
Basic and Diluted	7,982,704	6,973,704

See accompanying notes.

ZOOM TELEPHONICS, INC.
Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net income (loss)	$(37,056)	$(333,574)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,289	3,023
Stock based compensation	5,770	10,892
Provision for accounts receivable allowances	10,011	(44,465)
Provision for inventory reserves	(34,266)	(372,445)
Changes in operating assets and liabilities:
Accounts receivable	(196,149)	491,198
Inventories	(119,591)	330,835
Prepaid expenses and other assets	(17,685)	12,752
Accounts payable and accrued expenses	233,277	30,082
Net cash provided by (used in) operating activities	(153,400)	128,298

Investing activities:
Additions to property, plant and equipment	––	(19,414)
Net cash provided by (used in) investing activities	––	(19,414)

Financing activities:
Net funds received from (paid to) bank credit lines	137,091	(111,097)
Net cash provided by (used in) financing activities	137,091	(111,097)

Effect of exchange rate changes on cash	230	1,217

Net change in cash	(16,079)	(996)

Cash and cash equivalents at beginning of period	55,393	195,704

Cash and cash equivalents at end of period	$39,314	$194,708

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$14,374	$17,236
Income taxes	$1,331	$512

See accompanying notes.

ZOOM TELEPHONICS, INC.
Notes to Condensed Financial Statements

(Unaudited)

(1) Summary of Significant Accounting Policies

The accompanying financial statements are unaudited. However, the condensed balance sheet as of December 31, 2013 was derived from audited financial statements. In the opinion of management, the accompanying financial statements include all adjustments to present fairly the financial position, results of operations and cash flows of the Company.  The adjustments are of a normal, recurring nature.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year. The Company has evaluated subsequent events from March 31, 2014 through the date of this filing and determined that there are no such events requiring recognition or disclosure in the financial statements.

The condensed financial statements of the Company presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2013 included in the Company's 2013 Annual Report on Form 10-K.

(a)  Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform to the 2014 presentation. The reclassifications relate to the presentation of changes in accounts receivable and inventory on the statements of cash flows. The reclassifications do not change the balance sheet or statement of operations.

 (2) Liquidity

Zoom’s cash and cash equivalents balance on March 31, 2014 was $39 thousand, down $16 thousand from December 31, 2013.  Zoom’s maximum available line of credit was $1.25 million on March 31, 2014, and bank debt outstanding under this line of credit was $455 thousand.  Zoom’s $0.1 million increase in bank debt and $0.2 million increase in other current liabilities in Q1 2014 increased cash, while a $0.2 million increase in net accounts receivable and $0.2 million increase in net inventory decreased cash.

On March 31, 2014 the Company had working capital of $2.3 million including $39 thousand in cash and cash equivalents.  On December 31, 2013 we had working capital of $2.3 million including $55 thousand in cash and cash equivalents. Our current ratio at March 31, 2014 was 2.4 compared to 2.8 at December 31, 2013.

On December 18, 2012, we entered into a Financing Agreement with Rosenthal & Rosenthal, Inc. (the “Financing Agreement”). The Financing Agreement provided for up to $1.75 million of revolving credit, subject to a borrowing base formula and other terms and conditions as specified in the Financing Agreement. The Financing Agreement has a two year term. Borrowings are secured by all of our assets including our intellectual property. The Loan Agreement contained several covenants, including a requirement that we maintain a tangible net worth not less than $2.5 million and working capital not less than $2.5 million. On March 25, 2014, we entered into an amendment to the Financing Agreement (the “Amendment”) with an effective date of January 1, 2013.  The Amendment clarified the definition of current assets in the Financing Agreement, reduced the size of the revolving credit line to $1.25 million, and revised the financial covenants so that Zoom is required to maintain tangible net worth of not less than $2.0 million and working capital of not less than $1.75 million.

The Company is continuing to develop new products and to take other measures to increase sales.  Increasing sales typically results in increased inventory and higher accounts receivable, both of which reduce cash.  Zoom has one significant account who buys from Zoom on a consignment basis.  Consigned inventory tends to result in the slowest payment to Zoom, since Zoom is only paid after the consigned inventory is sold by Zoom’s customer.

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

 (3) Inventories

Inventories consist of :	March 31, 2014	December 31, 2013
Materials	$347,876	$440,723
Work in process	16,372	––
Finished goods (including $231,700 and $304,500 held by customers at March 31, 2014 and December 31, 2013, respectively)	1,503,690	1,273,358
Total	$1,867,938	$1,714,081

(4) Contingencies

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

On October 15, 2012 Telecomm Innovations LLC filed a complaint against Zoom Telephonics and at least 23 other companies including Dell Inc., various dial-up modem producers, and many fax machine producers.  The complaint was related to dial-up modems and alleged that Zoom infringed upon Telecomm Innovation patents.  Zoom believed that it was licensed for these patents already through its modem chipset suppliers.  On January 22, 2014, a Stipulation of Dismissal was filed for the case and the case has been closed pursuant to a resolution of the dispute between Zoom and Telecomm Innovations. The closing of the case did not materially affect the Company's business, financial position, results of operations or cash flows.

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

(5) Segment and Geographic Information

The Company’s operations are classified as one reportable segment. The Company’s net sales by geographic region follow:

	Three Months		Three Months
	Ended		Ended
	March 31, 2014	% of Total	March 31, 2013	% of Total
North America	$3,075,782	98%	$2,572,673	91%
UK	35,411	1%	144,220	5%
All Other	35,152	1%	100,706	4%
Total	$3,146,345	100%	$2,817,599	100%

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

Relatively few customers have accounted for a substantial portion of the Company’s revenues.  In the first quarter of 2014, three customers accounted for 73% of our total net sales with our largest customer accounting for 56% of our net sales. In the first quarter of 2013, three customers accounted for 63% of the Company’s total net sales with our largest customer accounting for 45% of our net sales.  One customer accounted for 73% of net accounts receivable on March 31, 2014.

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

(8) Bank Credit Lines

On December 18, 2012, we entered into a Financing Agreement with Rosenthal & Rosenthal, Inc. (the “Financing Agreement”). The Financing Agreement provided for up to $1.75 million of revolving credit, subject to a borrowing base formula and other terms and conditions as specified in the Financing Agreement. The Financing Agreement has a two year term. Borrowings are secured by all of our assets including our intellectual property. The Loan Agreement contained several covenants, including a requirement that we maintain a tangible net worth not less than $2.5 million and working capital not less than $2.5 million. On March 25, 2014, we entered into an amendment to the Financing Agreement (the “Amendment”) with an effective date of January 1, 2013.  The Amendment clarified the definition of current assets in the Financing Agreement, reduced the size of the revolving credit line to $1.25 million, and revised the financial covenants such that we are required to maintain tangible net worth of not less than $2.0 million and working capital of not less than $1.75 million.

On March 31, 2014 Zoom was in compliance with the covenants of the Financing Agreement with Rosenthal & Rosenthal, Inc.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the safe harbor statement and the risk factors contained in Item IA of Part II of this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 31, 2014 and in our other filings with the SEC. Readers should also be cautioned that results of any reported period are often not indicative of results for any future period.

Overview

We derive our net sales primarily from sales of Internet-related communication products, principally broadband and dial-up modems and other communication products, to retailers, distributors, Internet Service Providers and Original Equipment Manufacturers. We sell our products through a direct sales force and through independent sales agents. All but two of our employees are located at our headquarters in Boston, Massachusetts.  We are experienced in electronics hardware, firmware, and software design and test, regulatory certifications, product documentation, and packaging; and we use that experience in developing each product in-house or in partnership with suppliers who are typically based in Asia. Electronic assembly and testing of the Company’s products in accordance with our specifications is typically done at the product’s manufacturing facility in China.

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

Generally our gross margin for a given product depends on a number of factors including the type of customer to whom we are selling. The gross margin for retailers tends to be higher than for some of our other customers; but the sales, support, returns, and overhead costs associated with retailers also tend to be higher. Zoom’s sales to certain countries are currently handled by a single master distributor for that country who handles the support and marketing costs within the country. Gross margin for sales to these master distributors tends to be low, since lower pricing to these distributors helps them to cover the support and marketing costs for their country.

In most but not all years our sales have declined. In response, we have cut costs by reducing staffing and some overhead costs. Our total headcount was reduced from 30 on March 31, 2013 to 27 on March 31, 2014. As of May 6, 2014, Zoom had 26 employees and one temporary employee. Of the 27 included in our headcount on May 6, 2014, 9 were engaged in research and development and quality control, 5 were involved in manufacturing oversight, purchasing, assembly, packaging and shipping, 8 were engaged in sales, marketing, technical support, and the remaining 5 performed accounting, administrative and executive functions. Zoom has implemented cost cutting measures including reducing our headcount and reducing the number of days that certain employees work. As a result, Zoom currently has 16 full-time employees and 11 employees working less than 5 days per week. Our dedicated manufacturing personnel in Mexico are employees of our Mexican manufacturing service provider and not included in our headcount.  On March 31, 2014, Zoom had one consultant in sales and one consultant in information systems that was not included in our headcount.

Zoom’s cash balance on March 31, 2014 was $39 thousand, down $16 thousand from December 31, 2013.  Zoom’s maximum available line of credit was $1.25 million on March 31, 2014, and bank debt outstanding under this line of credit was $455 thousand.  Zoom’s $0.1 million increase in bank debt and $0.2 million increase in other current liabilities in Q1 2014 increased cash, while a $0.2 million increase in net accounts receivable and $0.2 million increase in net inventory decreased cash.

On March 31, 2014 the Company had working capital of $2.3 million including $39 thousand in cash and cash equivalents.  On December 31, 2013 we had working capital of $2.3 million including $55 thousand in cash and cash equivalents. Our current ratio at March 31, 2014 was 2.4 compared to 2.8 at December 31, 2013.

On December 18, 2012, we entered into a Financing Agreement with Rosenthal & Rosenthal, Inc. (the “Financing Agreement”). The Financing Agreement provided for up to $1.75 million of revolving credit, subject to a borrowing base formula and other terms and conditions as specified in the Financing Agreement. The Financing Agreement has a two year term. Borrowings are secured by all of our assets including our intellectual property. On March 25, 2014, we entered into an amendment to the Financing Agreement (the “Amendment”) with an effective date of January 1, 2013.  The Amendment clarified the definition of current assets in the Financing Agreement, reduced the size of the revolving credit line to $1.25 million, and revised the financial covenants such that we are required to maintain tangible net worth of not less than $2.0 million and working capital of not less than $1.75 million.

On March 31, 2014 Zoom was in compliance with the covenants of the Financing Agreement with Rosenthal & Rosenthal, Inc.

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

Product Returns. Products are returned by retail stores and distributors for inventory balancing, contractual stock rotation privileges, and warranty repair or replacements. We estimate the sales and cost value of expected future product returns of previously sold products. Our estimates for product returns are based on recent historical trends plus estimates for returns prompted by, among other things, announced stock rotations and announced customer store closings. Management reviews historical returns, current economic trends, and changes in customer demand and acceptance of our products when estimating sales return allowances. The estimate for future returns is recorded as a reserve against accounts receivable, a reduction in our net sales, and the corresponding change to inventory reserves and cost of sales. Product returns as a percentage of total shipments were 11.9% and 16.3% for the first quarter of 2014 and 2013, respectively.

Price Protection Refunds. We have a policy of offering price protection to certain of our retailer and distributor customers for some or all their inventory. Under the price protection policies, when we reduce our prices for a product, the customer receives a credit for the difference between the original purchase price and our reduced price for their unsold inventory of that product. Our estimates for price protection refunds are based on a detailed understanding and tracking by customer and by sales program. Estimated price protection refunds are recorded in the same period as the announcement of a pricing change. Information from customer inventory-on-hand reports or from direct communications with the customers is used to estimate the refund, which is recorded as a reduction of net sales and a reserve against accounts receivable. Reductions in our net sales due to price protection were negligible in both the first quarter of 2014 and the first quarter of 2013.

Sales and Marketing Incentives. Many of our retailer customers require sales and marketing support funding, usually set as a percentage of our sales in their stores. The incentives were reported as reductions in our net sales and were $37 thousand in the first quarter of 2014 and $51 thousand in the first quarter of 2013.

Consumer Mail-In and In-Store Rebates. Our estimates for consumer mail-in and in-store rebates are based on a detailed understanding and tracking by customer and sales program, supported by actual rebate claims processed by the rebate redemption centers plus an accrual for an estimated lag in processing at the redemption centers. The estimate for mail-in and in-store rebates is recorded as a reserve against accounts receivable and a reduction of net sales in the same period that the rebate obligation was triggered. Reductions in our net sales due to the consumer rebates were $74 thousand in the first quarter of 2014 and negligible in the first quarter of 2013.

To ensure that the sales, discounts, and marketing incentives are recorded in the proper period, we perform extensive tracking and documenting by customer, by period, and by type of marketing event. This tracking includes reconciliation to the accounts receivable records for deductions taken by our customers for these discounts and incentives.

Accounts Receivable Valuation. We establish accounts receivable valuation allowances equal to the above-discussed net sales adjustments for estimates of product returns, price protection refunds, consumer rebates, and general bad debt reserves. These allowances are reduced as actual credits are issued to the customer's accounts. Our bad-debt write-offs were negligible in both the first quarter of 2014 and the first quarter of 2013.

Inventory Valuation and Cost of Goods Sold. Inventory is valued at the lower of cost, determined by the first-in, first-out method, or market. We review inventories for obsolete slow moving products each quarter and make provisions based on our estimate of the probability that the material will not be consumed or that it will be sold below cost. Additional charges to inventory reserves related to obsolete and slow-moving products were negligible in both the first quarter of 2014 and the first quarter of 2013.

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

Results of Operations

Summary. Net sales were $3.1 million for our first quarter ended March 31, 2014, up 11.6% from $2.8 million in the first quarter of 2013.  Zoom reported a net loss of $37 thousand or $0.00 per share for the first quarter of 2014 (“Q1 2014”), compared to Zoom’s net loss of $334 thousand or $0.05 per share for the first quarter of 2013 (“Q1 2013”).

Net Sales. Our total net sales for the first quarter of 2014 increased $329 thousand or 11.6% from the first quarter of 2013, primarily due to sales increases in North America, offset by declines in the international and UK markets. Geographically, our North American sales continue to maintain their dominant share of our overall sales, going from 91% of our net sales in Q1 2013 to 98% in Q1 2014.  Our second largest market, the UK, experienced a significant decline from 5% of our net sales in Q1 2013 to 1% in Q1 2014.

In the first quarter of 2014, three customers accounted for 73% of our total net sales with our largest customer accounting for 56% of our net sales. In the first quarter of 2013, three customers accounted for 63% of the Company’s total net sales with our largest customer accounting for 45% of our net sales. Because of our significant customer concentration, our net sales and operating income has fluctuated and could in the future fluctuate significantly due to changes in political or economic conditions or the loss, reduction of business, or less favorable terms for any of our significant customers.

Gross Profit. Gross profit was $932 thousand or 29.6% of net sales in Q1 2014, versus $704 thousand or 25.0% of net sales in Q1 2013.  The increases in gross profit was due to increased sales, which lowered the overhead per unit, and to reductions in the unit cost of some products.

Selling Expense. Selling expense was $353 thousand or 11.2% of net sales in the first quarter of 2014 compared to $423 thousand or 15.0% of net sales in the first quarter of 2013.  The decrease in selling expense is due primarily to decreases in salary and salary-related benefit costs.

General and Administrative Expense. General and administrative expense was $292 thousand or 9.3% of net sales in the first quarter of 2014, down from $340 thousand or 12.1% of net sales in the first quarter of 2013. Most of the decrease was in personnel reductions as a result of reduced work weeks for many employees.

Research and Development Expense. Research and development expense was $309 thousand or 9.8% of net sales in the first quarter of 2014 and $259 thousand or 9.2% of net sales in the first quarter of 2013.  An increase in product certification costs was a significant contributor to the $50 thousand increase from Q1 2013 to Q1 2014.

Other Income (Expense). Other income (expense), net was $(14) thousand in the first quarter of 2014, and $(16) thousand in the first quarter of 2013, consisting primarily of interest expense related to the line of credit agreement.

Liquidity and Capital Resources

Zoom’s cash balance on March 31, 2014 was $39 thousand, down $16 thousand from December 31, 2013.  Zoom’s maximum available line of credit was $1.25 million on March 31, 2014, of which bank debt outstanding under this line of credit was $455 thousand.  Zoom’s $0.1 million increase in bank debt and $0.2 million increase in other current liabilities in Q1 2014 increased cash, while a $0.2 million increase in net accounts receivable and $0.2 million increase in net inventory decreased cash.

On March 31, 2014 the Company had working capital of $2.3 million including $39 thousand in cash and cash equivalents.  On December 31, 2013 we had working capital of $2.3 million including $55 thousand in cash and cash equivalents. Our current ratio at March 31, 2014 was 2.4 compared to 2.8 at December 31, 2013.

To conserve cash and manage our liquidity, we have for years implemented cost-cutting initiatives including the reduction of employee headcount and overhead costs. On March 31, 2014 we had 27 employees, down from 30 employees on March 31, 2013.  We plan to continue to assess our cost structure as it relates to our revenues and cash position, and we may make further reductions if appropriate.

On December 18, 2012, we entered into a Financing Agreement with Rosenthal & Rosenthal, Inc. (the “Financing Agreement”). The Financing Agreement provided for up to $1.75 million of revolving credit, subject to a borrowing base formula and other terms and conditions as specified in the Financing Agreement. The Financing Agreement has a two year term. Borrowings are secured by all of our assets including our intellectual property.  On March 25, 2014, we entered into an amendment to the Financing Agreement (the “Amendment”) with an effective date of January 1, 2013.  The Amendment clarified the definition of current assets in the Financing Agreement, reduced the size of the revolving credit line to $1.25 million and revised the financial covenants such that we are required to maintain tangible net worth of not less than $2.0 million and working capital of not less than $1.75 million.

On March 31, 2014 Zoom was in compliance with the covenants of the Financing Agreement with Rosenthal & Rosenthal, Inc.

The Company is continuing to develop new products and to take other measures to increase sales.  Increasing sales typically result in increased inventory and higher accounts receivable, both of which reduce cash.  Zoom has one significant customer who buy from Zoom on a consignment basis.  Consigned inventory tends to result in the slowest payment to Zoom, since Zoom is only paid after the consigned inventory is sold by Zoom’s customer.

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

Commitments

During the three months ended March 31, 2014, there were no material changes to our capital commitments and contractual obligations from those disclosed in our Form 10-K for the year ended December 31, 2013.

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

In some cases, you can identify forward-looking statements by terms such as "may," "will, " "should," "could," "would," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential" and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in our future financial results include those discussed in the risk factors set forth in Item 1A of Part II below as well as those discussed elsewhere in this report, in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 31, 2014 and in our other filings with the SEC.

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

As of March 31, 2014 we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1A.	RISK FACTORS

This report contains forward-looking statements that involve risks and uncertainties, such as statements of our objectives, expectations and intentions. The cautionary statements made in this report are applicable to all forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 31, 2014, as well as those discussed in this report and in our other filings with the SEC.

Other than as set forth below, there have not been any material changes from the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

We will probably require additional funding, which may be difficult to obtain on favorable terms, if at all.

Over the next twelve months we will probably require additional funding. We currently have a line of credit of up to $1.25 million from which we can borrow, and this line is subject to covenants that must be met.  It is not certain whether all or part of this line of credit will be available to us in the future; and other sources of financing may not be available to us on a timely basis if at all, or on terms acceptable to us. If we fail to obtain acceptable additional financing when needed, we may not have sufficient resources to fund our normal operations; and this would have a material adverse effect on our business.

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

Relatively few customers have accounted for a substantial portion of the Company’s revenues.  In Q1 2014 three customers accounted for 73% of our total net sales, with our largest customer accounting for 56% of our net sales.  One customer accounted for 73% of our net accounts receivable on March 31, 2014.  In 2013 three customers accounted for 69% of our total net sales with our largest customer accounting for 51% of our net sales. At December 31, 2013, three customers accounted for 84% of our gross accounts receivable, with our largest customer representing 71% of our gross accounts receivable. Our customers generally do not enter into long-term agreements obligating them to purchase our products. We may not continue to receive significant revenues from any of these or from other large customers. Because of our significant customer concentration, our net sales and operating income could fluctuate significantly due to changes in political or economic conditions or the loss of, reduction of business with, or less favorable terms for any of our significant customers. A reduction or delay in orders from any of our significant customers, or a delay or default in payment by any significant customer could materially harm our business, results of operation and liquidity.

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

ZOOM TELEPHONICS, INC. (Registrant)

Date: May 15, 2014	By:	/s/ Frank B. Manning
Frank B. Manning, President, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.