Form 10-Q
period 2014-06-30
Zoom Telephonics, Inc.
filed 2014-08-14
CIK 1467761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of June 30, 2014, was 7,982,704 shares.

ZOOM TELEPHONICS, INC.
INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ZOOM TELEPHONICS, INC.
Condensed Balance Sheets (Unaudited)

ASSETS	June 30, 2014	December 31, 2013
Current assets
Cash and cash equivalents	$53,684	$55,393
Accounts receivable, net of allowances of $484,767 at June 30, 2014 and $640,456 at December 31, 2013	1,527,516	1,674,812
Inventories	2,447,065	1,714,081
Prepaid expenses and other current assets	256,597	225,152
Total current assets	4,284,862	3,669,438

Equipment, net	47,549	51,025
Total assets	$4,332,411	$3,720,463

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank debt	$960,273	$318,318
Accounts payable	866,239	693,546
Accrued expenses	251,959	322,410
Total current liabilities	2,078,471	1,334,274

Total liabilities	2,078,471	1,334,274

Stockholders' equity
Common stock, $0.01 par value:
Authorized - 25,000,000 shares; issued and outstanding – 7,982,704 shares at June 30, 2014 and December 31, 2013, respectively	79,827	79,827
Additional paid-in capital	34,187,162	34,177,779
Accumulated deficit	(32,379,509)	(32,235,772)
Accumulated other comprehensive income ( loss)	366,460	364,355
Total stockholders' equity	2,253,940	2,386,189
Total liabilities and stockholders' equity	$4,332,411	$3,720,463

See accompanying notes.

ZOOM TELEPHONICS, INC.
Condensed Statements of Operations and
Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net sales	$2,640,702	$2,999,019	$5,787,047	$5,816,618
Cost of goods sold	1,841,012	1,964,785	4,054,890	4,078,416
Gross profit	799,690	1,034,234	1,732,157	1,738,202

Operating expenses:
Selling	355,055	400,094	707,834	822,759
General and administrative	238,109	354,346	530,662	693,880
Research and development	290,213	213,606	598,879	472,118
	883,377	968,046	1,837,375	1,988,757

Operating profit (loss)	(83,687)	66,188	(105,218)	(250,555)

Other:
Interest income	9	17	16	26
Other, net	(20,293)	(15,797)	(34,494)	(32,126)
Total other income (expense), net	(20,284)	(15,780)	(34,478)	(32,100)

Income (loss) before income taxes	(103,971)	50,408	(139,696)	(282,655)

Income taxes (benefit)	2,711	1,016	4,041	1,527

Net income (loss)	$(106,682)	$49,392	$(143,737)	$(284,182)

Other comprehensive income (loss):
Foreign currency translation adjustments	1,743	1,896	2,105	(8,059)
Unrealized gain (loss) for the period	––	(24,000)	––	(11,200)

Net comprehensive income (loss)	$(104,939)	$27,288	$(141,632)	$(303,441)

Basic and diluted net income (loss) per share	$(0.01)	$0.01	$(0.02)	$(0.04)

Weighted average common and common equivalent shares:
Basic and diluted	7,982,704	6,973,704	7,982,704	6,973,704

See accompanying notes.

ZOOM TELEPHONICS, INC.
Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities:
Net income (loss)	$(143,737)	$(284,182)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,556	5,230
Stock based compensation	9,383	20,918
Provision for accounts receivable allowances	(723)	(4,683)
Provision for inventory reserves	37,730	13,899
Changes in operating assets and liabilities:
Accounts receivable	148,523	70,042
Inventories	(770,714)	466,418
Prepaid expenses and other assets	(31,257)	13,539
Accounts payable and accrued expenses	102,395	(253,572)
Net cash provided by (used in) operating activities	(643,844)	47,609

Investing activities:
Additions to property, plant and equipment	(1,080)	(30,543)
Net cash provided by (used in) investing activities	(1,080)	(30,543)

Financing activities:
Net funds received from (paid to) bank credit lines	641,955	(168,315)
Net cash provided by (used in) financing activities	641,955	(168,315)

Effect of exchange rate changes on cash	1,260	28

Net change in cash	(1,709)	(151,221)

Cash and cash equivalents at beginning of period	55,393	195,704

Cash and cash equivalents at end of period	$53,684	$44,483

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$34,279	$35,403
Income taxes	$4,041	$1,527

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year. The Company has evaluated subsequent events from June 30, 2014 through the date of this filing and determined that there are no such events requiring recognition or disclosure in the financial statements.

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

 (2) Liquidity

Zoom’s cash balance on June 30, 2014 was $54 thousand, down slightly from $55 thousand on December 31, 2013.  Zoom’s maximum available line of credit was $1.25 million on June 30, 2014, and bank debt outstanding under this line of credit was $960 thousand.  Zoom’s net inventory increased $0.7 million to $2.4 million from December 31, 2013 to June 30, 2014 due to reduced retailer promotions, thus reducing sales of one of Zoom’s top products, and also due to an intentional increase in cable modem inventory to safeguard against a threatened dock strike.  This increase in inventory and the $144 thousand loss for the first half of 2014 were the primary reasons for a $0.6 million increase in bank debt from December 31, 2013 to $960 thousand at June 30, 2014.

On June 30, 2014 the Company had working capital of $2.2 million including $54 thousand in cash and cash equivalents.  On December 31, 2013 we had working capital of $2.3 million including $55 thousand in cash and cash equivalents. Our current ratio at June 30, 2014 was 2.1 compared to 2.8 at December 31, 2013.

On December 18, 2012, the Company entered into a Financing Agreement with Rosenthal & Rosenthal, Inc. (the “Financing Agreement”). The Financing Agreement provided for up to $1.75 million of revolving credit, subject to a borrowing base formula and other terms and conditions as specified in the Financing Agreement. The Financing Agreement continues until November 30, 2014 and from year to year thereafter, unless sooner terminated by either party as specified in the Financing Agreement. Borrowings are secured by all of the Company assets including intellectual property. The Loan Agreement contained several covenants, including a requirement that the Company maintain tangible net worth of not less than $2.5 million and working capital of not less than $2.5 million. On March 25, 2014, the Company entered into an amendment to the Financing Agreement (the “Amendment”) with an effective date of January 1, 2013.  The Amendment clarified the definition of current assets in the Financing Agreement, reduced the size of the revolving credit line to $1.25 million, and revised the financial covenants so that Zoom is required to maintain tangible net worth of not less than $2.0 million and working capital of not less than $1.75 million.

The Company is continuing to develop new products and to take other measures to increase sales.  Increasing sales typically results in increased inventory and higher accounts receivable, both of which reduce cash. Zoom believes that its financial resources and line of credit are sufficient to fund operations for the foreseeable future if Zoom management's sales and operating profit expectations are met.

 (3) Inventories

Inventories consist of :	June 30, 2014	December 31, 2013
Materials	$300,025	$440,723
Work in process	87,300	––
Finished goods (including $78,500 and $304,500 held by customers at June 30, 2014 and December 31, 2013, respectively)	2,059,740	1,273,358
Total	$2,447,065	$1,714,081

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

On October 15, 2012, Telecomm Innovations LLC filed a complaint against Zoom Telephonics and at least 23 other companies including Dell Inc., various dial-up modem producers, and many fax machine producers.  The complaint was related to dial-up modems and alleged that Zoom infringed upon Telecomm Innovation patents.  Zoom believed that it was licensed for these patents already through its modem chipset suppliers.  On January 22, 2014, a Stipulation of Dismissal was filed for the case and the case has been closed pursuant to a resolution of the dispute between Zoom and Telecomm Innovations.  The closing of the case did not materially affect the Company’s business, financial position, results of operations or cash flows.

                On November 6, 2013, Innovative Wireless Solutions, LLC (“IWS”) filed a complaint against Zoom Telephonics alleging infringement of U.S. Patents Nos. 5,912,895,  6,327,264, and 6,587,473 all entitled “Information Network Access Apparatus and Methods of Communicating Information packets via Telephone Links.”  The Complaint asserts that Zoom sells products with “wireless access points and/or routers capable of connecting to an Ethernet network and an IEEE 802.11 wireless network to provide wireless Internet access.”  The case is in its early stages and a Scheduling Order was recently issued in the case.  Management is unable to reasonably estimate any potential outcome at this time.

(5) Segment and Geographic Information

The Company’s operations are classified as one reportable segment. The Company’s net sales by geographic region follow:

	Three Months		Three Months		Six Months		Six Months
	Ended		Ended		Ended		Ended
	June 30, 2014	% of Total	June 30, 2013	% of Total	June 30, 2014	% of Total	June 30, 2013	% of Total
North America	$2,521,144	95%	$2,762,556	92%	$5,596,925	97%	$5,335,229	92%
UK	53,399	2%	78,584	3%	88,810	1%	222,804	4%
All Other	66,159	3%	157,879	5%	101,312	2%	258,585	4%
Total	$2,640,702	100%	$2,999,019	100%	$5,787,047	100%	$5,816,618	100%

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

Relatively few customers have accounted for a substantial portion of the Company’s revenues.  In the second quarter of 2014, three customers accounted for 78% of our total net sales with our largest customer accounting for 56% of our net sales. In the first six months of 2014, three customers accounted for 74% of the Company’s total net sales with our largest customer accounting for 56% of our net sales. At June 30, 2014, three customers accounted for 86% of our gross accounts receivable, with our largest customer representing 63% of our gross accounts receivable. In the second quarter of 2013, three customers accounted for 73% of our net sales with our largest customer accounting for 54% of our net sales. In the first six months of 2013, three customers accounted for 66% of our total net sales with our largest customer accounting for 49% of our net sales. At December 31, 2013, three customers accounted for 84% of our gross accounts receivable, with our largest customer representing 71% of our gross accounts receivable.

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

(8)  Bank Credit Lines

On December 18, 2012, the Company entered into a Financing Agreement with Rosenthal & Rosenthal, Inc. (the “Financing Agreement”). The Financing Agreement provided for up to $1.75 million of revolving credit, subject to a borrowing base formula and other terms and conditions as specified in the Financing Agreement. The Financing Agreement continues until November 30, 2014 and from year to year thereafter, unless sooner terminated by either party as specified in the Financing Agreement. Borrowings are secured by all of the Company assets including intellectual property. The Loan Agreement contained several covenants, including a requirement that the Company maintain tangible net worth of not less than $2.5 million and working capital of not less than $2.5 million. On March 25, 2014, the Company entered into an amendment to the Financing Agreement (the “Amendment”) with an effective date of January 1, 2013.  The Amendment clarified the definition of current assets in the Financing Agreement, reduced the size of the revolving credit line to $1.25 million, and revised the financial covenants so that Zoom is required to maintain tangible net worth of not less than $2.0 million and working capital of not less than $1.75 million.

On June 30, 2014 Zoom was in compliance with the covenants of the Financing Agreement with Rosenthal & Rosenthal, Inc.

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

In most but not all years our sales have declined. In response, we have cut costs by reducing staffing and some overhead costs. Our total headcount was reduced from 28 on June 30, 2013 to 27 on June 30, 2014. As of July 30, 2014, Zoom had 26 employees and one temporary employee. Of the 27 included in our headcount on July 30, 2014, 9 were engaged in research and development and quality control, 5 were involved in manufacturing oversight, purchasing, assembly, packaging and shipping, 8 were engaged in sales, marketing, technical support, and the remaining 5 performed accounting, administrative and executive functions. Zoom has implemented cost cutting measures including reducing our headcount and reducing the number of days that certain employees work. As a result, Zoom currently has 16 full-time employees and 11 employees working less than 5 days per week, typically 4 days per week. Our dedicated manufacturing personnel in Mexico are employees of our Mexican manufacturing service provider and not included in our headcount.  On June 30, 2014, Zoom had one consultant in sales and one consultant in information systems that was not included in our headcount.

Zoom’s cash balance on June 30, 2014 was $54 thousand, down slightly from $55 thousand on December 31, 2013.  Zoom’s maximum available line of credit was $1.25 million on June 30, 2014, and bank debt outstanding under this line of credit was $960 thousand.  Zoom’s net inventory increased $0.7 million to $2.4 million from December 31, 2013 to June 30, 2014 due to reduced retailer promotions, thus reducing sales of one of Zoom’s top products, and also due to an intentional increase in cable modem inventory to safeguard against a threatened dock strike.  This increase in inventory and the $144 thousand loss for the first half of 2014 were the primary reasons for a $0.6 million increase in bank debt from December 31, 2013 to $960 thousand at June 30, 2014.

On June 30, 2014 the Company had working capital of $2.2 million including $54 thousand in cash and cash equivalents.  On December 31, 2013 we had working capital of $2.3 million including $55 thousand in cash and cash equivalents. Our current ratio at June 30, 2014 was 2.1 compared to 2.8 at December 31, 2013.

On December 18, 2012, the Company entered into a Financing Agreement with Rosenthal & Rosenthal, Inc. (the “Financing Agreement”). The Financing Agreement provided for up to $1.75 million of revolving credit, subject to a borrowing base formula and other terms and conditions as specified in the Financing Agreement. The Financing Agreement continues until November 30, 2014 and from year to year thereafter, unless sooner terminated by either party as specified in the Financing Agreement. Borrowings are secured by all of the Company assets including intellectual property. On March 25, 2014, the Company entered into an amendment to the Financing Agreement (the “Amendment”) with an effective date of January 1, 2013.  The Amendment clarified the definition of current assets in the Financing Agreement, reduced the size of the revolving credit line to $1.25 million, and revised the financial covenants such that we are required to maintain tangible net worth of not less than $2.0 million and working capital of not less than $1.75 million.

On June 30, 2014 Zoom was in compliance with the covenants of the Financing Agreement with Rosenthal & Rosenthal, Inc.

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

Product Returns. Products are returned by retail stores and distributors for inventory balancing, contractual stock rotation privileges, and warranty repair or replacements. We estimate the sales and cost value of expected future product returns of previously sold products. Our estimates for product returns are based on recent historical trends plus estimates for returns prompted by, among other things, announced stock rotations and announced customer store closings. Management reviews historical returns, current economic trends, and changes in customer demand and acceptance of our products when estimating sales return allowances. The estimate for future returns is recorded as a reserve against accounts receivable, a reduction in our net sales, and the corresponding change to inventory reserves and cost of sales. Product returns as a percentage of total shipments were 12.7% and 13.0% for the second quarter of 2014 and 2013, respectively.

Price Protection Refunds. We have a policy of offering price protection to certain of our retailer and distributor customers. Under the price protection policies, when we reduce our prices for a product, the customer receives a credit for the difference between the original purchase price and our reduced price for their unsold inventory of that product. Our estimates for price protection refunds are based on a detailed understanding and tracking by customer and by sales program. Estimated price protection refunds are recorded in the same period as the announcement of a pricing change. Information from customer inventory-on-hand reports or from direct communications with the customers is used to estimate the refund, which is recorded as a reduction of net sales and a reserve against accounts receivable. Reductions in our net sales due to price protection were negligible in both the second quarter of 2014 and the second quarter of 2013.

Sales and Marketing Incentives. Many of our retailer customers require sales and marketing support funding, usually set as a percentage of our sales in their stores. The incentives were reported as reductions in our net sales and were $20 thousand in the second quarter of 2014 and $40 thousand in the second quarter of 2013.

Consumer Mail-In and In-Store Rebates. Our estimates for consumer mail-in and in-store rebates are based on a detailed understanding and tracking by customer and sales program, supported by actual rebate claims processed by the rebate redemption centers plus an accrual for an estimated lag in processing at the redemption centers. The estimate for mail-in and in-store rebates is recorded as a reserve against accounts receivable and a reduction of net sales in the same period that the rebate obligation was triggered. Reductions in our net sales due to the consumer rebates were $57 thousand in the second quarter of 2014 and $28 thousand in the second quarter of 2013.

To ensure that the sales, discounts, and marketing incentives are recorded in the proper period, we perform extensive tracking and documenting by customer, by period, and by type of marketing event. This tracking includes reconciliation to the accounts receivable records for deductions taken by our customers for these discounts and incentives.

Accounts Receivable Valuation. We establish accounts receivable valuation allowances equal to the above-discussed net sales adjustments for estimates of product returns, price protection refunds, consumer rebates, and general bad debt reserves. These allowances are reduced as actual credits are issued to the customer's accounts. Our bad-debt write-offs were negligible in both the second quarter of 2014 and the second quarter of 2013.

Inventory Valuation and Cost of Goods Sold. Inventory is valued at the lower of cost, determined by the first-in, first-out method, or market. We review inventories for obsolete slow moving products each quarter and make provisions based on our estimate of the probability that the material will not be consumed or that it will be sold below cost. Additional charges to inventory reserves related to obsolete and slow-moving products were $26 thousand in the second quarter of 2014 and negligible in the second quarter of 2013.

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

Valuation of Investments In October 2010 Zoom Telephonics, Inc. entered into an agreement with Zoom Technologies, Inc. (Nasdaq: ZOOM) in which Zoom Telephonics transferred its rights to the zoom.com domain name and certain trademark rights in exchange for 80,000 shares of Zoom Technologies common stock.  These shares had trading restrictions that ended January 18, 2012.  The Company valued the marketable securities at market value in the financial statements.  In the fourth quarter of 2013, Zoom Technologies, Inc. announced a reverse merger resulting in a 10:1 split so that the 80,000 shares became 8,000 shares.  In December 2013 the Company sold all 8,000 shares of Zoom Technologies, Inc. stock. The Company received proceeds of $40 thousand and reported a realized loss of $273 thousand in 2013.

Results of Operations

Summary. Net sales were $2.6 million for the second quarter ended June 30, 2014 (“Q2 2014”), down 11.9% from $3.0 million for the second quarter of 2013 (“Q2 2013”). Zoom reported a net loss of $107 thousand or $0.01 per share for Q2 2014 compared to net income of $49 thousand or $0.01 per share for Q2 2013. Net sales were $5.79 million for the six months ended June 30, 2014, down slightly from $5.82 million for the six months ended June 30, 2013. We had a net loss of $144 thousand for the six months ended June 30, 2014 compared to a net loss of $284 thousand for the six months ended June 30, 2013.  Loss per diluted share was $0.02 in the six months ended June 30, 2014 compared to $0.04 for the six months ended June 30, 2013.

Net Sales. Our total net sales for the second quarter of 2014 decreased $358 thousand or 11.9% from the second quarter of 2013, primarily due to lower sales for our dial-up, cable, and mobile broadband product categories.

Our total net sales for the first half of 2014 decreased $30 thousand or 0.5% from the first half of 2013, primarily due to lower sales for our dial-up and mobile broadband product categories, offset by increase in sales of our cable modem products.

Geographically, our North American sales continued their dominant share of our overall sales, going from 92% of our net sales in Q2 2013 to 95% in Q2 2014.  Our second largest market, the UK, continued to decline from 3% of our net sales in Q2 2013 to 2% in Q2 2014.  International sales outside the UK also declined from 5% of our net sales in Q2 2013 to 3% of our net sales in Q2 2014.

In the second quarter of 2014, three customers accounted for 78% of our total net sales with our largest customer accounting for 56% of our net sales. In the first six months of 2014, three customers accounted for 74% of the Company’s total net sales with our largest customer accounting for 56% of our net sales. Our net sales and operating income have fluctuated; and they could in the future fluctuate significantly due to changes in political or economic conditions or the loss, reduction of business, or less favorable terms for any of our significant customers.

Gross Profit. Gross profit was $0.80 million or 30.3% of net sales in Q2 2014, down from $1.03 million or 34.5% of net sales in Q2 2013.  In Q2 2013 favorable resolution of a supplier pricing dispute added approximately 6.5% to Zoom’s gross margin; and Q2 2013 margins also benefitted from higher revenues than Q2 2014.

Gross profit was $1.73 million for the first 6 months of 2014, down slightly from gross profit of $1.74 million for the first 6 months of 2013. Our gross margin for the first 6 months of 2014 was 29.9%, unchanged from our gross margin for the first 6 months of 2013.

Selling Expense. Selling expense was $355 thousand or 13.4% of net sales in the second quarter of 2014, down from $400 thousand or 13.3% of net sales in the second quarter of 2013. The decrease of $45 thousand was primarily due to lower promotional expenses and salaries, offset by increase in freight expenses.  Selling expense was $708 thousand or 12.2% of net sales in the first half of 2014, down 14.0% from $823 thousand or 14.1% of net sales in the first half of 2013. The decrease of $115 thousand was primarily due to lower salaries and promotional expenses, offset by increase in freight expenses.

General and Administrative Expense. General and administrative expense was $238 thousand or 9.0% of net sales in the second quarter of 2014, down from $354 thousand or 11.8% of net sales in the second quarter of 2013. The decrease of $116 thousand was primarily due to decreases in salaries, legal fees, and outside services. General and administrative expense was $531 thousand or 9.2% for the first half of 2014, down from $694 thousand or 11.9 % for the first half of 2013.  The decrease of $163 thousand was primarily due to decreases in salaries, outside services, and legal costs.

Research and Development Expense. Research and development expense was $290 thousand or 11.0% of net sales in the second quarter of 2014 and $214 thousand or 7.1% of net sales in the second quarter of 2013.  The increase of $77 thousand was due primarily to increased product certification costs and salary cost for new R&D employees. Research and development expense was $599 thousand or 10.3% of net sales in the first half of 2014, up 26.8% from $472 thousand or 8.1% of net sales in the first half of 2013.  The increase of $127 thousand was due primarily to increased product certification costs and salary cost for new R&D employees, offset by decreases in consulting and outside service cost.

Other Income (Expense). Other expense was $20 thousand in the second quarter of 2014 and was $16 thousand in the second quarter of 2013, primarily due to interest expense related to our bank credit line. Other expense for the first half of 2014 was $34 thousand and was $32 thousand in the first half of 2013, again the expense in both periods primarily due to interest expense.

Net Income (Loss). The net loss was $107 thousand for the second quarter of 2014, compared to net income of $49 thousand for the second quarter of 2013.  Zoom’s decrease in sales and gross profit was partially offset by a decrease in overall expenses.  The net loss was $144 thousand for the first half of 2014, compared to a net loss of $284 thousand for the first half of 2013. The reduction in loss is attributable to reduction in operating expenses year over year.

Liquidity and Capital Resources

Zoom’s cash balance on June 30, 2014 was $54 thousand, down slightly from $55 thousand on December 31, 2013.  Zoom’s maximum available line of credit was $1.25 million on June 30, 2014, and bank debt outstanding under this line of credit was $960 thousand.  Zoom’s net inventory rose $0.7 million to $2.4 million from December 31, 2013 to June 30, 2014 due to reduced retailer promotions, thus reducing sales of one of Zoom’s top products, and also due to an intentional increase in cable modem inventory to safeguard against a threatened dock strike.  This increase in inventory and the $144 thousand loss for the first half of 2014 were the primary reasons for a $0.6 million increase in bank debt from December 31, 2013 to $960 thousand at June 30, 2014.

On June 30, 2014 the Company had working capital of $2.2 million including $54 thousand in cash and cash equivalents.  On December 31, 2013 we had working capital of $2.3 million including $55 thousand in cash and cash equivalents. Our current ratio at June 30, 2014 was 2.1 compared to 2.8 at December 31, 2013.

To conserve cash and manage our liquidity, we have implemented cost-cutting initiatives including the reduction of employee headcount and overhead costs. On June 30, 2014 we had a headcount of 27 compared to 28 as of June 30, 2013. Two contractors, one in sales and one in information systems were not included in our headcount.  We plan to continue to assess our cost structure as it relates to our revenues and cash position, and we may make further reductions if the actions are deemed necessary.

On December 18, 2012, the Company entered into a Financing Agreement with Rosenthal & Rosenthal, Inc. (the “Financing Agreement”). The Financing Agreement provided for up to $1.75 million of revolving credit, subject to a borrowing base formula and other terms and conditions as specified in the Financing Agreement. The Financing Agreement continues until November 30, 2014 and from year to year thereafter, unless sooner terminated by either party as specified in the Financing Agreement. Borrowings are secured by all of the Company assets including intellectual property. On March 25, 2014, the Company entered into an amendment to the Financing Agreement (the “Amendment”) with an effective date of January 1, 2013.  The Amendment clarified the definition of current assets in the Financing Agreement, reduced the size of the revolving credit line to $1.25 million, and revised the financial covenants such that we are required to maintain tangible net worth of not less than $2.0 million and working capital of not less than $1.75 million.

On June 30, 2013 Zoom was in compliance with the covenants of the Financing Agreement with Rosenthal & Rosenthal, Inc.

The Company is continuing to develop new products and to take other measures to increase sales.  Increasing sales typically results in increased inventory and higher accounts receivable, both of which reduce cash. Zoom believes that its financial resources and line of credit are sufficient to fund operations for the foreseeable future if Zoom management's sales and operating profit expectations are met.

Commitments

During the six months ended June 30, 2014, there were no material changes to our capital commitments and contractual obligations from those disclosed in our Form 10-K for the year ended December 31, 2013.

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

            As of June 30, 2014 we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

Over the next twelve months we may require additional funding. We currently have a line of credit of up to $1.25 million from which we can borrow, and this line is subject to covenants that must be met.  It is not certain whether all or part of this line of credit will be available to us in the future; and other sources of financing may not be available to us on a timely basis if at all, or on terms acceptable to us. If we fail to obtain acceptable additional financing when needed, we may not have sufficient resources to fund our normal operations; and this would have a material adverse effect on our business.

We may experience costs and senior management distractions due to patent-related matters.

Many of our products incorporate patented technology.  We attempt to license appropriate patents either directly or through our integrated circuit suppliers.  However, we are subject to costs and senior management distractions due to patent-related litigation. On November 6, 2013, Innovative Wireless Solutions, LLC (“IWS”) filed a complaint against Zoom Telephonics alleging infringement of U.S. Patents Nos. 5,912,895,  6,327,264, and 6,587,473 all entitled “Information Network Access Apparatus and Methods of Communicating Information packets via Telephone Links.”  The Complaint asserts that Zoom sells products with “wireless access points and/or routers capable of connecting to an Ethernet network and an IEEE 802.11 wireless network to provide wireless Internet access.”  The case is in its early stages and a Scheduling Order was recently issued in the case.  Management is unable to reasonably estimate any potential outcome at this time.  Patent litigation matters are complex and time consuming and expose Zoom to potentially material obligations.  It is impossible to assess the potential cost and senior management distraction associated with patent litigation matters that are currently outstanding or may occur in the future.

Our reliance on a small number of customers for a large portion of our revenues could materially harm our business and prospects.

Relatively few customers have accounted for a substantial portion of the Company’s revenues.  In the second quarter of 2014, three customers accounted for 78% of our total net sales with our largest customer accounting for 56% of our net sales. In the first six months of 2014, three customers accounted for 74% of the Company’s total net sales with our largest customer accounting for 56% of our net sales. At June 30, 2014, three customers accounted for 86% of our gross accounts receivable, with our largest customer representing 63% of our gross accounts receivable. In the second quarter of 2013, three customers accounted for 73% of our net sales with our largest customer accounting for 54% of our net sales. In the first six months of 2013, three customers accounted for 66% of our total net sales with our largest customer accounting for 49% of our net sales. At December 31, 2013, three customers accounted for 84% of our gross accounts receivable, with our largest customer representing 71% of our gross accounts receivable. Our customers generally do not enter into long-term agreements obligating them to purchase our products. We may not continue to receive significant revenues from any of these or from other large customers. Because of our significant customer concentration, our net sales and operating income could fluctuate significantly due to changes in political or economic conditions or the loss of, reduction of business with, or less favorable terms for any of our significant customers. A reduction or delay in orders from any of our significant customers, or a delay or default in payment by any significant customer could materially harm our business, results of operation and liquidity.

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

ZOOM TELEPHONICS, INC. (Registrant)

Date: August 14, 2014	By:	/s/ Frank B. Manning
Frank B. Manning, President, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.