Form 10-Q
period 2014-09-30
Zoom Telephonics, Inc.
filed 2014-11-14
CIK 1467761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q
______________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of September 30, 2014, was 7,982,704 shares.

ZOOM TELEPHONICS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ZOOM TELEPHONICS, INC.
Condensed Balance Sheets (Unaudited)

ASSETS	September 30, 2014	December 31, 2013
Current assets
Cash and cash equivalents	$206,416	$55,393
Accounts receivable, net of allowances of $444,039 at September 30, 2014 and $640,456 at December 31, 2013	1,997,928	1,674,812
Inventories	1,425,747	1,714,081
Prepaid expenses and other current assets	258,726	225,152
Total current assets	3,888,817	3,669,438

Equipment, net	49,577	51,025
Total assets	$3,938,394	$3,720,463

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank debt	$689,375	$318,318
Accounts payable	698,477	693,546
Accrued expenses	276,261	322,410
Total current liabilities	1,664,113	1,334,274

Total liabilities	1,664,113	1,334,274

Stockholders' equity
Common stock, $0.01 par value:
Authorized - 25,000,000 shares; issued and outstanding – 7,982,704 shares at September 30, 2014 and December 31, 2013, respectively	79,827	79,827
Additional paid-in capital	34,189,475	34,177,779
Accumulated deficit	(32,357,142)	(32,235,772)
Accumulated other comprehensive income (loss)	362,121	364,355
Total stockholders' equity	2,274,281	2,386,189
Total liabilities and stockholders' equity	$3,938,394	$3,720,463

See accompanying notes.

ZOOM TELEPHONICS, INC.
Condensed Statements of Operations and
Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net sales	$3,404,026	$2,547,028	$9,191,073	$8,363,646
Cost of goods sold	2,479,624	1,907,052	6,534,514	5,985,468
Gross profit	924,402	639,976	2,656,559	2,378,178

Operating expenses:
Selling	352,900	334,756	1,060,736	1,157,515
General and administrative	257,645	313,723	788,307	1,007,603
Research and development	265,393	225,820	864,272	697,938
	875,938	874,299	2,713,315	2,863,056

Operating profit (loss)	48,464	(234,323)	(56,754)	(484,878)

Other income (expense):
Interest income	7	7	23	33
Other, net	(24,306)	(16,625)	(58,800)	(48,751)
Total other income (expense), net	(24,299)	(16,618)	(58,777)	(48,718)

Income (loss) before income taxes	24,165	(250,941)	(115,531)	(533,596)

Income taxes (benefit)	1,797	1,207	5,839	2,734

Net income (loss)	$22,368	$(252,148)	$(121,370)	$(536,330)

Other comprehensive income (loss):
Foreign currency translation adjustments	(4,339)	2,527	(2,234)	(5,532)
Unrealized gain (loss) for the period	––	(12,800)	––	(24,000)

Total comprehensive income (loss)	$18,029	$(262,421)	$(123,604)	$(565,862)

Basic and diluted net income (loss) per share	$0.00	$(0.03)	$(0.02)	$(0.07)

Weighted average common and common equivalent shares:
Basic and diluted	7,982,704	7,517,012	7,982,704	7,155,472

See accompanying notes.

ZOOM TELEPHONICS, INC.
Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net income (loss)	$(121,370)	$(536,330)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,784	7,464
Stock based compensation	11,696	29,595
Provision for accounts receivable allowances	844	(7,149)
Provision for inventory reserves	86,846	10,365
Changes in operating assets and liabilities:
Accounts receivable	(325,118)	574,521
Inventories	201,488	71,672
Prepaid expenses and other assets	(34,085)	63,178
Accounts payable and accrued expenses	(41,612)	43,265
Net cash provided by (used in) operating activities	(214,527)	256,581

Investing activities:

Additions to property, plant and equipment	(5,336)	(33,232)
Net cash provided by (used in) investing activities	(5,336)	(33,232)

Financing activities:
Net funds received from (paid to) bank credit lines	371,057	(618,343)
Proceeds from stock rights offering (net of issuance costs)	––	248,678
Net cash provided by (used in) financing activities	371,057	(369,665)

Effect of exchange rate changes on cash	(171)	1,407

Net change in cash	151,023	(144,909)

Cash and cash equivalents at beginning of period	55,393	195,704

Cash and cash equivalents at end of period	$206,416	$50,795

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$58,201	$51,610
Income taxes	$5,839	$2,734

See accompanying notes.

ZOOM TELEPHONICS, INC.
Notes to Condensed Financial Statements

(Unaudited)

(1) Summary of Significant Accounting Policies

The accompanying financial statements are unaudited. However, the condensed balance sheet as of December 31, 2013 was derived from audited financial statements. In the opinion of management, the accompanying financial statements include all adjustments to present fairly the financial position, results of operations and cash flows of Zoom Telephonics, Inc. (“the Company”).  The adjustments are of a normal, recurring nature.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year. The Company has evaluated subsequent events from September 30, 2014 through the date of this filing and determined that there are no such events requiring recognition or disclosure in the financial statements.

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

(a)  Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform to the 2014 presentation. The reclassifications relate to the presentation of changes in accounts receivable and inventory on the statements of cash flows. The reclassifications do not change the balance sheet, statement of operations, or total cash flows from operations.

 (2) Liquidity

Zoom’s cash balance on September 30, 2014 was $206 thousand, up $151 thousand from December 31, 2013.  A $371 thousand increase in bank debt and $288 thousand decrease in net inventory increased cash, and a $323 thousand increase in net accounts receivable and a net loss of $121 thousand decreased cash.

On September 30, 2014 Zoom had bank debt of $689 thousand, an unused line of credit of $561 thousand, and working capital of $2.2 million. On December 31, 2013 we had working capital of $2.3 million including $55 thousand in cash and cash equivalents. Our current ratio at September 30, 2014 was 2.3 compared to 2.8 at December 31, 2013.

On December 18, 2012, the Company entered into a Financing Agreement with Rosenthal & Rosenthal, Inc. (the “Financing Agreement”). The Financing Agreement provided for up to $1.75 million of revolving credit, subject to a borrowing base formula and other terms and conditions as specified in the Financing Agreement. The Financing Agreement continues until November 30, 2014 and from year to year thereafter, unless sooner terminated by either party as specified in the Financing Agreement. The Lender shall have the right to terminate the Financing Agreement at any time by giving the Company sixty days prior written notice. Borrowings are secured by all of the Company assets including intellectual property. The Loan Agreement contained several covenants, including a requirement that the Company maintain tangible net worth of not less than $2.5 million and working capital of not less than $2.5 million. On March 25, 2014, the Company entered into an amendment to the Financing Agreement (the “Amendment”) with an effective date of January 1, 2013.  The Amendment clarified the definition of current assets in the Financing Agreement, reduced the size of the revolving credit line to $1.25 million, and revised the financial covenants so that Zoom is required to maintain tangible net worth of not less than $2.0 million and working capital of not less than $1.75 million.

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

 (3) Inventories

Inventories consist of :	September 30, 2014	December 31, 2013
Materials	$269,070	$440,723
Work in process	21,764	––
Finished goods (including $82,700 and $304,500 held by customers at September 30, 2014 and December 31, 2013, respectively)	1,134,913	1,273,358
Total	$1,425,747	$1,714,081

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

                On November 6, 2013, Innovative Wireless Solutions, LLC (“IWS”) filed a complaint against Zoom Telephonics alleging infringement of U.S. Patents Nos. 5,912,895, 6,327,264, and 6,587,473 all entitled “Information Network Access Apparatus and Methods of Communicating Information packets via Telephone Links.”  The Complaint asserts that Zoom sells products with “wireless access points and/or routers capable of connecting to an Ethernet network and an IEEE 802.11 wireless network to provide wireless Internet access.”  The case is in its early stages and discovery is ongoing.  Management is unable to reasonably estimate any potential outcome at this time.

 (5) Segment and Geographic Information

The Company’s operations are classified as one reportable segment. The Company’s net sales by geographic region follow:

	Three Months		Three Months		Nine Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30, 2014	% of Total	September 30, 2013	% of Total	September 30, 2014	% of Total	September 30, 2013	% of Total
North America	$3,325,678	98%	$2,426,296	95%	$8,922,604	97%	$7,761,524	93%
UK	51,587	1%	48,714	2%	140,396	2%	271,518	3%
All Other	26,761	1%	72,018	3%	128,073	1%	330,604	4%
Total	$3,404,026	100%	$2,547,028	100%	$9,191,073	100%	$8,363,646	100%

(6) Customer Concentrations

The Company sells its products primarily through high-volume retailers and distributors, Internet service providers, value-added resellers, PC system integrators, and original equipment manufacturers ("OEMs"). The Company supports its major accounts in their efforts to offer a well-chosen selection of attractive products and to maintain appropriate inventory levels.

Relatively few customers have accounted for a substantial portion of the Company’s revenues.  In the third quarter of 2014, three customers accounted for 72% of our total net sales with our largest customer accounting for 51% of our net sales. In the first nine months of 2014, three customers accounted for 73% of the Company’s total net sales with our largest customer accounting for 54% of our net sales. At September 30, 2014 three customers accounted for 88% of our gross accounts receivable, with our largest customer representing 65% of our gross accounts receivable. In the third quarter of 2013, three customers accounted for 68% of our net sales with our largest customer accounting for 47% of our net sales. In the first nine months of 2013, three customers accounted for 67% of our total net sales with our largest customer accounting for 49% of our net sales. At September 30, 2013 three customers accounted for 83% of our gross accounts receivable, with our largest customer representing 68% of our gross accounts receivable.

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

 (8)  Bank Credit Lines

On December 18, 2012, the Company entered into a Financing Agreement with Rosenthal & Rosenthal, Inc. (the “Financing Agreement”). The Financing Agreement provided for up to $1.75 million of revolving credit, subject to a borrowing base formula and other terms and conditions as specified in the Financing Agreement. The Financing Agreement continues until November 30, 2014 and from year to year thereafter, unless sooner terminated by either party as specified in the Financing Agreement. The Lender shall have the right to terminate the Financing Agreement at any time by giving the Company sixty days prior written notice. Borrowings are secured by all of the Company assets including intellectual property. The Loan Agreement contained several covenants, including a requirement that the Company maintain tangible net worth of not less than $2.5 million and working capital of not less than $2.5 million. On March 25, 2014, the Company entered into an amendment to the Financing Agreement (the “Amendment”) with an effective date of January 1, 2013.  The Amendment clarified the definition of current assets in the Financing Agreement, reduced the size of the revolving credit line to $1.25 million, and revised the financial covenants so that Zoom is required to maintain tangible net worth of not less than $2.0 million and working capital of not less than $1.75 million.

On September 30, 2014 Zoom was in compliance with the covenants of the Financing Agreement with Rosenthal & Rosenthal, Inc.

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

In recent years we have experienced losses. In response to these losses, we have cut costs by reducing staffing and some overhead costs. Our total headcount was reduced from 27 on September 30, 2013 to 26 on September 30, 2014. As of November 3, 2014, Zoom had 25 full-time and part-time employees. Of the 25 included in our headcount on November 3, 2014, nine were engaged in research and development and quality control. Four were involved in operations, which manages production, inventory, purchasing, warehousing, freight, invoicing, shipping, collections, and returns.  Seven were engaged in sales, marketing, and customer support.  The remaining five performed executive, accounting, administrative, and management information systems functions.  Zoom has implemented cost cutting measures including reducing our headcount and reducing the number of days that certain employees work. As a result, Zoom currently has 17 full-time employees and 8 employees working less than 5 days per week, typically 4 days per week. Our dedicated manufacturing personnel in Tijuana, Mexico are employees of our Mexican manufacturing service provider and not included in our headcount.  On September 30, 2014, Zoom had one consultant in sales and one consultant in information systems, neither of whom is included in our headcount.

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

On September 30, 2014 Zoom was in compliance with the covenants of the Financing Agreement with Rosenthal & Rosenthal, Inc.

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

Revenue (Net Sales) Recognition. We primarily sell hardware products to our customers. The hardware products include cable modems, dial-up modems, DSL modems, mobile broadband products, and wireless and wired networking equipment.

We derive our net sales primarily from the sales of hardware products to four types of customers:

●	retailers of Internet access products,

●	distributors of Internet access products,

●	Internet service providers, and

●	original equipment manufacturers (OEMs)

We recognize hardware net sales for our customers at the point when the customers take legal ownership of the delivered products. Legal ownership passes from Zoom to the customer based on the contractual delivery point specified in signed contracts and purchase orders, which are both used extensively. Many of our customer contracts or purchase orders specify delivery at the shipping destination. We verify the delivery date on all significant FOB destination shipments made during the last 10 business days of each quarter.

Our net sales of hardware include reductions resulting from certain events which are characteristic of the sales of hardware to retailers of Internet access products. These events are product returns, certain sales and marketing incentives, price protection refunds, and consumer mail-in and in-store rebates. Each of these is accounted for as a reduction of net sales based on detailed management estimates, which are reconciled to actual customer or end-consumer credits on a monthly or quarterly basis.

When Zoom consigns inventory to a retailer, sales revenue for an item in that inventory is recognized when that item is sold by the retailer to a customer. The item remains in Zoom inventory when it is consigned, and moves out of Zoom inventory when the item is sold by the retailer.

Product Returns. Products are returned by retail stores and distributors for inventory balancing, contractual stock rotation privileges, and warranty repair or replacements. We estimate the sales and cost value of expected future product returns of previously sold products. Our estimates for product returns are based on recent historical trends plus estimates for returns prompted by, among other things, announced stock rotations and announced customer store closings. Management reviews historical returns, current economic trends, and changes in customer demand and acceptance of our products when estimating sales return allowances. The estimate for future returns is recorded as a reserve against accounts receivable, a reduction in our net sales, and the corresponding change to inventory reserves and cost of sales. Product returns as a percentage of total shipments were 10.0% and 17.3% for the third quarter of 2014 and 2013, respectively.

Price Protection Refunds. We have a policy of offering price protection to certain of our retailer and distributor customers. Under the price protection policies, when we reduce our prices for a product, the customer receives a credit for the difference between the original purchase price and our reduced price for their unsold inventory of that product. Our estimates for price protection refunds are based on a detailed understanding and tracking by customer and by sales program. Estimated price protection refunds are recorded in the same period as the announcement of a pricing change. Information from customer inventory-on-hand reports or from direct communications with the customers is used to estimate the refund, which is recorded as a reduction of net sales and a reserve against accounts receivable. Reductions in our net sales due to price protection were negligible in both the third quarter of 2014 and the third quarter of 2013.

Sales and Marketing Incentives. Many of our retailer customers require sales and marketing support funding, usually set as a percentage of our sales in their stores. The incentives were reported as reductions in our net sales and were $29 thousand in the third quarter of 2014 and $50 thousand in the third quarter of 2013.

Consumer Mail-In and In-Store Rebates. Our estimates for consumer mail-in and in-store rebates are based on a detailed understanding and tracking by customer and sales program, supported by actual rebate claims processed by the rebate redemption centers plus an accrual for an estimated lag in processing at the redemption centers. The estimate for mail-in and in-store rebates is recorded as a reserve against accounts receivable and a reduction of net sales in the same period that the rebate obligation was triggered. Reductions in our net sales due to the consumer rebates were $32 thousand in the third quarter of 2014 and $52 thousand in the third quarter of 2013.

To ensure that the sales, discounts, and marketing incentives are recorded in the proper period, we perform extensive tracking and documenting by customer, by period, and by type of marketing event. This tracking includes reconciliation to the accounts receivable records for deductions taken by our customers for these discounts and incentives.

Accounts Receivable Valuation. We establish accounts receivable valuation allowances equal to the above-discussed net sales adjustments for estimates of product returns, price protection refunds, consumer rebates, and general bad debt reserves. These allowances are reduced as actual credits are issued to the customer's accounts. Our bad-debt write-offs were negligible in both the third quarter of 2014 and the third quarter of 2013.

Inventory Valuation and Cost of Goods Sold. Inventory is valued at the lower of cost, determined by the first-in, first-out method, or market. We review inventories for obsolete and slow moving products each quarter and make provisions based on our estimate of the probability that the material will not be consumed or that it will be sold below cost. Additional charges to inventory reserves related to obsolete and slow-moving products were $49 thousand in the third quarter of 2014 and negligible in the third quarter of 2013.

Valuation and Impairment of Deferred Tax Assets. As part of the process of preparing our financial statements, we estimate our income tax expense and deferred income tax position. This process involves the estimation of our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not likely, we establish a valuation allowance. Changes in the valuation allowance are reflected in the statement of operations.

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

Results of Operations

Summary. Net sales were $3.4 million for the third quarter ended September 30, 2014 (“Q3 2014”), up 33.6% from $2.5 million for the third quarter of 2013 (“Q3 2013”). Zoom reported a net profit of $22 thousand or $0.00 per share for the third quarter of 2014 compared to a net loss of $252 thousand or $(0.03) per share for the third quarter of 2013. Net sales were $9.2 million for the nine months ended September 30, 2014, up 9.9% from $8.3 million for the nine months ended September 30, 2013. We had a net loss of $121 thousand for the nine months ended September 30, 2014 compared to a net loss of $536 thousand for the nine months ended September 30, 2013.  Loss per share was $0.02 in the nine months ended September 30, 2014 compared to $0.07 for the nine months ended September 30, 2013.

Net Sales. Our total net sales for the third quarter of 2014 increased $0.9 million or 33.6% from the third quarter of 2013, primarily due to increased cable modem demand in North America.  Sales outside North America declined from 5% of net sales in Q3 2013 to 2% of net sales in Q3 2014.

Our total net sales for the first nine months of 2014 increased $0.8 million or 9.9% from the first nine months of 2013, primarily due to increased cable modem sales in North America, partially offset by ongoing declines in the dial-up modem market and in our overall sales outside North America.

Geographically, our North American sales continued their dominant share of our overall sales, going from 95% of our net sales in the third quarter of 2013 to 98% in the third quarter of 2014.  Our second largest market, the UK, experienced a decline from 2% of our net sales in the third quarter of 2013 to 1% in the third quarter of 2014.  International sales outside the UK also declined from 3% of our net sales in the third quarter of 2013 to 1% of our net sales in the third quarter of 2014.

In the third quarter of 2014, three customers accounted for 72% of our total net sales with our largest customer accounting for 51% of our net sales. In the first nine months of 2014, three customers accounted for 73% of the Company’s total net sales with our largest customer accounting for 54% of our net sales. Our net sales and operating income have fluctuated; and they could in the future fluctuate significantly due to changes in political or economic conditions or the loss, reduction of business, or less favorable terms for any of our significant customers.

Gross Profit. Gross profit was $924 thousand or 27.2% of net sales in the third quarter of  2014, up from $640 thousand or 25.1% of net sales in the third quarter of 2013.

Gross profit was $2.66 million for the first nine months of 2014, up $278 thousand from gross profit of $2.38 million for the first nine months of 2013. Our gross margin for the first nine months of 2014 was 28.9%, up slightly from our gross margin of 28.4% for the first nine months of 2013.

Selling Expense. Selling expense was $353 thousand or 10.4% of net sales in the third quarter of 2014, up 5.4% from $335 thousand or 13.1% of net sales in the third quarter of 2013. The increase of $18 thousand was primarily due to increases in variable selling expenses related to increased sales.  Selling expense was $1.06 million or 11.5% of net sales in the first nine months of 2014, down 8.4% from $1.16 million or 13.8% of net sales in the first nine months of 2013. The decrease of $97 thousand was primarily due to lower salaries, partially offset by increases in variable selling expenses.

General and Administrative Expense. General and administrative expense was $258 thousand or 7.6% of net sales in the third quarter of 2014, down 17.9% from $314 thousand or 12.3% of net sales in the third quarter of 2013. The decrease of $56 thousand was primarily due to reduced headcount. General and administrative expense was $0.79 million or 8.6% for the first nine months of 2014, down 21.8% from $1.01 million or 12.0% for the first nine months of 2013. The decrease of $219 thousand was primarily due to lower salaries, outside services, and legal costs.

Research and Development Expense. Research and development expense was $265 thousand or 7.8% of net sales in the third quarter of 2014, up 17.5% from $226 thousand or 8.9% of net sales in the third quarter of 2013. The $39 thousand increase in research and development expenses was primarily due to increased headcount to support new product development. Research and development expense was $864 thousand or 9.4% of net sales in the first nine months of 2014, up 23.8% from $698 thousand or 8.3% of net sales in the first nine months of 2013, due to increased certification costs and salaries, partially offset by decreases in firmware consulting and outside services.

Operating Profit (Loss). Operating income was $48 thousand in the third quarter of 2014 versus a loss of $234 thousand in the third quarter of 2013, with the improvement primarily due to a gross profit increase of $284 thousand.  Operating loss for the first nine months of 2014 was $57 thousand versus an operating loss of $485 thousand for the first nine months of 2013, with the improvement primarily due to a $278 thousand increase in gross profit and a $151 thousand decrease in operating expenses.

Other Income (Expense). Other expense was $24 thousand in the third quarter of 2014 and was $17 thousand in the third quarter of 2013, primarily due to interest expense related to our bank credit line.

Net Income (Loss). The net profit was $22 thousand for the third quarter of 2014, compared to a net loss of $252 thousand for the third quarter of 2013.   The net loss was $121 thousand for the first nine months of 2014, compared to the net loss of $536 thousand for the first nine months of 2013.

Liquidity and Capital Resources

Zoom’s cash and cash equivalents balance on September 30, 2014 was $206 thousand, up $151 thousand from December 31, 2013.  During the first 9 months of 2014 a $371 thousand increase in bank debt and $288 thousand decrease in net inventory increased cash, and a $323 thousand increase in net accounts receivable and a net loss of $121 thousand decreased cash.  On September 30, 2014 Zoom had bank debt of $689 thousand, an unused line of credit of $561 thousand, and working capital of $2.2 million. Our current ratio at September 30, 2014 was 2.3 compared to 2.8 at December 31, 2013.

To conserve cash and manage our liquidity, we have implemented cost-cutting initiatives including the reduction of employee headcount and overhead costs. On September 30, 2014 we had a headcount of 26 compared to 27 as of September 30, 2013. Two contractors, one in sales and one in information systems were not included in our headcount.  We plan to continue to assess our cost structure as it relates to our revenues and cash position, and we may make further reductions if the actions are deemed necessary.

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

On September 30, 2014 Zoom was in compliance with the covenants of the Financing Agreement with Rosenthal & Rosenthal, Inc.

The Company is continuing to develop new products and to take other measures to increase sales.  Increasing sales typically results in increased inventory and higher accounts receivable, both of which reduce cash.

Commitments

During the nine months ended September 30, 2014, there were no material changes to our capital commitments and contractual obligations from those disclosed in our Form 10-K for the year ended December 31, 2013.

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

            As of September 30, 2014 we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

Over the next twelve months we may require additional funding. We currently have a line of credit of up to $1.25 million from which we can borrow, and this line is subject to covenants that must be met.  It is not certain whether all or part of this line of credit will be available to us in the future; and other sources of financing may not be available to us on a timely basis if at all, or on terms acceptable to us. If we fail to obtain acceptable funding when needed, we may not have sufficient resources to fund our normal operations; and this would have a material adverse effect on our business.

We may experience costs and senior management distractions due to patent-related matters.

Many of our products incorporate patented technology.  We attempt to license appropriate patents either directly or through our integrated circuit suppliers.  However, we are subject to costs and senior management distractions due to patent-related litigation. On November 6, 2013, Innovative Wireless Solutions, LLC (“IWS”) filed a complaint against Zoom Telephonics alleging infringement of U.S. Patents Nos. 5,912,895,  6,327,264, and 6,587,473 all entitled “Information Network Access Apparatus and Methods of Communicating Information packets via Telephone Links.”  The Complaint asserts that Zoom sells products with “wireless access points and/or routers capable of connecting to an Ethernet network and an IEEE 802.11 wireless network to provide wireless Internet access.”  The case is in its early stages and discovery is ongoing.  Management is unable to reasonably estimate any potential outcome at this time.  Patent litigation matters are complex and time consuming and expose Zoom to potentially material obligations.  It is impossible to assess the potential cost and senior management distraction associated with patent litigation matters that are currently outstanding or may occur in the future.

Our reliance on a small number of customers for a large portion of our revenues could materially harm our business and prospects.

Relatively few customers have accounted for a substantial portion of the Company’s revenues.  In the third quarter of 2014, three customers accounted for 72% of our total net sales with our largest customer accounting for 51% of our net sales. In the first nine months of 2014, three customers accounted for 73% of the Company’s total net sales with our largest customer accounting for 54% of our net sales. At September 30, 2014, three customers accounted for 88% of our gross accounts receivable, with our largest customer representing 65% of our gross accounts receivable. In the third quarter of 2013, three customers accounted for 68% of our net sales with our largest customer accounting for 47% of our net sales. In the first nine months of 2013, three customers accounted for 67% of our total net sales with our largest customer accounting for 49% of our net sales. At December 31, 2013, three customers accounted for 84% of our gross accounts receivable, with our largest customer representing 71% of our gross accounts receivable. Our customers generally do not enter into long-term agreements obligating them to purchase our products. We may not continue to receive significant revenues from any of these or from other large customers. Because of our significant customer concentration, our net sales and operating income could fluctuate significantly due to changes in political or economic conditions or the loss of, reduction of business with, or less favorable terms for any of our significant customers. A reduction or delay in orders from any of our significant customers, or a delay or default in payment by any significant customer could materially harm our business, results of operation and liquidity.

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

ZOOM TELEPHONICS, INC. (Registrant)

Date: November 14, 2014	By:	/s/ Frank B. Manning
Frank B. Manning, President, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.