Form 10-K
period 2014-12-31
Zoom Telephonics, Inc.
filed 2015-03-24
CIK 1467761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the common stock, $0.01 par value, of the registrant held by non-affiliates of the registrant as of June 30, 2014, based upon the last sale price of such stock on that date as reported by the OTC Bulletin Board, was $948,994.

The number of shares outstanding of the registrant's common stock, $0.01 par value, as of February 28, 2015 was 7,982,704 shares.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the definitive proxy statement for our 2015 annual meeting of stockholders, which is to be filed within 120 days after the end of the fiscal year ended December 31, 2014, are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
_______________________________________

Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial terms, any statements of plans or objectives of management for future operations, any statements concerning proposed new products or licensing or collaborative arrangements, any statements regarding future economic or performance, any statement of assumptions underlying any of the foregoing.  These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to statements regarding:

●	the sufficiency of our capital resources;

●	the availability of debt and equity financing;

●	potential costs and senior management distraction associated with patent-related legal proceedings;

●	product liability claims related to Connected Home products could harm our competitive position, results of operation and financial condition;

●	market acceptance of our products and services;

●	our reliance on a limited number of customers for a large portion of our revenue;

●	our reliance on sole-sourced manufacturers and component producers for a substantial percentage of our products;

●	fluctuations in foreign currency exchange rates that may adversely affect our business;

●	the uncertainty in global economic conditions;

●	our reliance on an outsourcing partner in Mexico and their potential capacity constraints;

●	the decline of the dial-up modem market;

●	our ability to succeed in broadband modem markets;

●	the development of new competitive technologies, products and services to meet customer demand;

●	our ability to succeed in markets outside the USA;

●	our ability to manage inventory levels and product returns;

●	the anticipated development and expansion of our existing technologies, markets and sales channels;

●	investment in resources for product design for foreign markets;

●	approvals, certifications and clearances for our products and services;

●	our ability to satisfy certain indemnification obligations;

●	business strategies;

●	general economic conditions; and

●	trends relating to our results of operations.

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

Broadband modems, especially cable modems, were Zoom’s highest revenue product category in 2013 and 2014.  In response to demand for faster connection speeds and increased modem functionality, we have invested and continue to invest resources to advance our broadband modem product line.

Cable modems provide a high-bandwidth connection to the Internet through a cable-TV cable that connects to compatible equipment that is typically managed by the cable service provider. We began shipping cable modems during the year 2000. Our cable modem customers in the U.S., our largest market, are primarily retailers.

Our Asymmetric Digital Subscriber Line modems, known as ADSL modems or DSL modems, provide a high-bandwidth connection to the Internet through a telephone line that typically connects to compatible DSL equipment that is typically managed by the DSL service provider. Through the years Zoom® has shipped a broad line of DSL modems. Zoom’s primary DSL product today includes a DSL modem and a wireless-N router.

During the second half of 2009 Zoom began shipping mobile broadband products, which provide or distribute a high-speed connection to the Internet that uses a cellular phone service provider’s network.  Zoom’s product line includes mobile broadband modems, mobile broadband routers, and mobile broadband modem/router combinations.

Our dial-up modems connect personal computers and other devices to the local telephone line for transmission of data, fax, voice, and other information. Our dial-up modems enable personal computers and other devices to connect to other computers and networks, including the Internet, at top data speeds up to 56,000 bits per second.  Zoom’s sales of dial-up modems, our largest source of revenues from the mid-eighties through 2010, are expected to continue their decline due to their relatively slow data speed.  Dial-up modems accounted for 18% of Zoom’s sales in 2013 and 13% in 2014.

Zoom’s product line also includes wireless products, including WiFi®-compatible wireless-N network products and Bluetooth® products.  These products typically provide communication between devices that are within a quarter mile or less of each other, depending on the specific product.

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

Products

General

The vast majority of our products facilitate communication of data through the Internet. Our cable modems use the cable-TV cable and our DSL modems use the local telephone line to provide a high-speed link to the Internet. Our mobile broadband modems use a cellular service provider’s network to provide a high-speed link to the network.  Our dial-up modems link computers, point-of-purchase terminals, or other devices to each other through the traditional telephone network, sometimes using the Internet. Our wireless-N network products may communicate with a broadband modem for access to the Internet, and they may also be used for local area network communications.  Our new Connected Home products will connect wireless sensors and controls to users through the Internet.  We do have some products, however, that do not facilitate communication of data through the Internet, including some of our Bluetooth  products.

Cable Modems

We have obtained CableLabs® certification for our currently marketed cable modems, and these cable modems have also received a number of cable service provider certifications. The lengthy, expensive, and technically challenging certification process has been and continues to be a significant barrier to entry.

Zoom sells cable modems to electronics retailers and cable service providers. Sales through the retail channel have been handicapped by a number of factors, including the fact that most cable service providers offer cable modems with their service and the fact that some cable service providers, the largest of whom is currently the fourth largest service provider Charter, have not provided a monthly savings to a customer who purchases his own modem rather than renting it from the cable service provider.  However, Zoom has significant cable modem sales through retailers, often to end-users who want to eliminate a monthly cable modem rental charge from their service provider.

During 2014 Zoom’s cable modem revenues were primarily from three types of cable modems, all supporting DOCSIS 3.0 with 8 downstream channels and 4 upstream channels.  One of these products was a cable modem bridge, one included an N300 wireless-N router, and one included an AC1900 wireless-AC router.  Zoom continues to develop cable modem products, and Zoom anticipates introducing DOCSIS 3.0 cable modems with 16 downstream channels to provide higher speeds and more flexibility for the cable service providers.

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

Mobile Broadband Modems and Routers

During the second half of 2009 Zoom began shipping its first mobile broadband products, mobile broadband modems and wireless-N routers.  Zoom’s mobile broadband modems currently support AT&T, T-Mobile, and the majority of cellular service providers worldwide who use the GSM standard for voice and data.  The primary alternative standard is CDMA, which is used by Verizon, Sprint, and other cellular service providers worldwide.  Zoom does not currently offer a modem for CDMA service providers.  Zoom’s mobile broadband wireless-N desk and travel routers allow someone to plug in a mobile broadband GSM or CDMA modem or phone for Internet access, and to share that Internet access with computers, phones, and other devices with wireless-G or wireless-N capability.  In late 2010 Zoom expanded its mobile broadband line to include a modem with a top download speed of 14.4 Mbps, and to include the We3G portable modem/router.  In 2012 Zoom began shipping a mobile broadband modem/router that includes a voice port into which someone can plug a telephone to make and receive voice calls.  Zoom’s sales of mobile broadband modems and routers are currently small, but Zoom is working on new products that could significantly increase Zoom’s mobile broadand product sales.  Some of those products are expected to be certified by major service providers, and some will include the ability to sense things like temperature, humidity, and motion.

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

Wireless Local Area Networking

In 2005 Zoom began shipping DSL modems with Wireless-G local area network capability.  In 2009 Zoom began shipping products that incorporate the extended range and higher data rate associated with the 802.11n wireless standard.  Those products currently include wireless-N adapters and routers, and in some cases the wireless router is integrated with a cable modem or DSL modem as discussed above.  Two of the wireless-N routers work with certain mobile broadband USB modems and smartphones, and a third wireless-N router includes a mobile broadband modem.  Our line also includes a mobile broadband modem/router combination with a voice port.

Bluetooth® Modems and Adapters

In 2003 we began shipping a Bluetooth modem, a Bluetooth USB adapter, and a Bluetooth PC Card adapter. Bluetooth is a wire-elimination technology that is often used by mobile phone and computer products. In 2006 and later years we expanded our Bluetooth product line to include Bluetooth audio products, thumbnail-size USB adapters, and wireless keyboards.

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

Wireless Connected Home Products

“Connected Home” products typically allow monitoring and/or control of sensors and actuators in the home through a smartphone or some other Internet-connected device.  Zoom has developed significant technology in this area, but Zoom still does not ship this type of product in volume.  Zoom remains committed to this area, and expects to ship Connected Home products in 2015.  Zoom believes that there is significant potential for this type of product, but that there will be significant competition and risk.  Zoom hopes to sell to some of its existing customers and to new customers.

 Products for Markets outside North America

Products for countries outside the US often differ from a similar product for the US due to different regulatory requirements, country-specific phone jacks and AC power adapters, and language-related specifics. As a result, the introduction of new products into markets outside North America can be costly and time-consuming. In 1993 we introduced our first dial-up modem approved for selected Western European countries. Since then we have continued to expand our product offerings into markets outside North America. We have received regulatory approvals for, and are currently selling our products in a number of countries, including the USA, the UK, Spain, Canada, Vietnam, and some Latin American countries. We intend to continue to expand and enhance our product line for our existing markets and to seek approvals for the sale of new products outside the USA.  However, we expect that the vast majority of our sales will continue to be in North America in 2015 and beyond.

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

Relatively few customers have accounted for a substantial portion of the Company’s revenues.  In 2014 three customers accounted for 74% of our total net sales, with our largest customer accounting for 53% of our net sales. At December 31, 2014, three customers accounted for 92% of our gross accounts receivable, with our largest customer representing 64% of our gross accounts receivable. In 2013 three customers accounted for 69% of the Company’s total net sales with our largest customer accounting for 51% of our net sales. At December 31, 2013, three customers accounted for 84% of our gross accounts receivable, with our largest customer representing 71% of our gross accounts receivable.

Distributors and Retailers outside North America

In markets outside North America we sell and ship our products primarily to distributors, retailers, and service providers. Our European high-volume retailers include Amazon, eBuyer, Media Markt, and others.  We believe sales growth outside North America will continue to require substantial additional investments of resources for product design and testing, regulatory approvals, native-language instruction manuals and software, packaging, sales support, and technical support. We have made this investment in the past for many countries, and we expect to make this investment for some countries and products in the future.

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

Sales, Marketing and Support

Our sales, marketing, and support are primarily managed from our headquarters in Boston, Massachusetts. In North America we sell our Zoom, Hayes, and private-label dial-up modem products through Zoom's sales force and through commissioned independent sales representatives managed and supported by our own staff. Most service providers are serviced by Zoom's sales force. Worldwide technical support is primarily handled from our Boston headquarters.  In 2014 we closed our UK office to cut expenses, but we continue to have a sales agent based in the UK.

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

Research and Development

Our research and development efforts are focused on developing new products, enhancing the capabilities of existing products, and reducing production costs. We have developed close collaborative relationships with certain of our ODM (Original Design Manufacturer) suppliers and component suppliers. We work with these partners and other sources to identify and respond to emerging technologies and market trends by developing products that address these trends. In addition, we purchase modems and other chipsets that incorporate sophisticated technology from third parties, thereby eliminating the need for us to develop this technology in-house. We also develop some products in-house, including some of our modems and our Connected Home product line.

The Company’s costs on research and development were $0.9 million for 2013 and $1.1 million for 2014. As of December 31, 2014 we had 8 employees engaged primarily in research and development. Our research and development team performs electronics hardware design and layout, mechanical design, prototype construction and testing, component specification, firmware and software development, product testing, foreign and domestic regulatory approval efforts, end-user and internal documentation, and third-party software selection and testing.

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

We usually use one primary manufacturer for a given design. We sometimes maintain back-up production tooling at a second manufacturer for our highest-volume products. Our manufacturers are normally adequate to meet reasonable and properly planned production needs; but a fire, natural calamity, strike, financial problem, or other significant event at an assembler's facility could adversely affect our shipments and revenues. Currently our business is distributed among a number of suppliers. However, in 2014 one supplier provided 86% of our purchased inventory. The loss of a key supplier, or a material adverse change in a key supplier’s business or in our relationship with a key supplier, could materially and adversely harm our business.  Should such an event occur, this supplier is replaceable.

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

We are also subject to price fluctuations in our cost of goods. Our costs may increase if component shortages develop, lead-times stretch out, fuel costs rise, or significant delays develop due to labor-related issues.

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

 Backlog

Our backlog on February 11, 2015 was $0.4 million, and on February 12, 2014 was $0.4 million. Many orders included in backlog may be canceled or rescheduled by customers without significant penalty. Backlog as of any particular date should not be relied upon as indicative of our net sales for any future period.

Employees

On December 31, 2014 we had 24 employees, 17 full-time, 5 who typically work four days per week, and 2 who typically work three days per week.  On December 31, 2013, we had 28 employees, 14 full-time, 11 who typically worked four days per week, and 3 who typically worked three days per week.  On December 31, 2014, Zoom had 2 consultants, one in information systems and one in sales, who were not included in our headcount.  As of February 27, 2015 we had 24 full-time and part-time employees.  Of the 24 Zoom employees on February 27, 2015, 8 were engaged in research and development and quality control, 4 were involved in manufacturing oversight, purchasing, assembly, packaging and shipping, 7 were engaged in sales, marketing and technical support, and the remaining 5 performed accounting, administrative, management information systems, and executive functions. As of February 27, 2015, Zoom had 2 consultants, one in information systems and one in sales, who were not included in our headcount.  Zoom has implemented cost cutting measures including reducing our headcount and reducing the number of days that certain employees work.   None of our employees is represented by a labor union.  On February 27, 2015, Zoom had 17 dedicated manufacturing personnel in Mexico who are employees of our Mexican manufacturing service provider and are not included in our headcount.

Our Executive Officers

The names and biographical information of our current executive officers are set forth below:

Name	Age	Position with Zoom
Frank B. Manning	66	Chief Executive Officer, President, Chairman of the Board & Acting Chief Financial Officer
Terry Manning	63	Vice President of Sales and Marketing
Deena Randall	61	Vice President of Operations

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

Terry J. Manning joined us in 1984 and served as corporate communications director from 1984 until 1989, when he became the director of  sales and marketing. Terry Manning is Frank Manning's brother. Terry Manning earned his BA degree from Washington University in St. Louis in 1974 and his MPPA degree from the University of Missouri at St. Louis in 1977.

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

In August 2006 we signed a lease for a 35,575 square foot manufacturing and warehousing facility in Tijuana, Mexico with an initial lease term from October 2006 to May 2007, with five two-year options thereafter.  In February, 2007 we renegotiated the first renewal term and signed a one-year extension starting in May 2007, with five two-year options thereafter. We signed another one-year extension starting in May 2008.  In March 2009 we signed a one-year lease with one one-year option for a smaller facility for lower cost. In March 2011 we signed a one-year lease extension starting May 1, 2011, with three one-year renewal options thereafter. In April 2012 the Company exercised the first of three renewal options, with no significant change in lease cost. In February 2013 the Company exercised the second of three renewal options, with no significant increase in lease cost.  In November 2014 we cancelled our existing lease and signed a one-year lease with five one-year renewal options thereafter for an adjacent 11,390 square foot facility.

In September 2005 we entered into a two year office lease consisting of 2,400 square feet at 2 Kings Road, Fleet, Hants, U.K for our U.K. sales office.  In September 2007 the lease was continued on a month-to-month basis with a 3 month cancellation notice required by Zoom or the landlord. In September 2008 the lease was replaced by a lower cost Managed Office Service Agreement at Centaur House Ancells Road, Fleet, Hants, UK. We cancelled our Office Service Agreement effective October 31, 2011. Zoom closed the U.K. sales office in October 2014 and Zoom now has an independent sales representative for the UK and Ireland.

ITEM 3 – LEGAL PROCEEDINGS

On November 6, 2013, Innovative Wireless Solutions, LLC ("IWS") filed a complaint against the Company alleging infringement of U.S. Patents Nos. 5,912,895, 6,327,264, and 6,587,473, all entitled "Information Network Access Apparatus and Methods of Communicating Information packets via Telephone Links." Final Judgment of Non-Infringement in Zoom’s favor was entered on March 20, 2015 in the IWS matter, so that matter is no longer pending.

On November 14, 2014, Concinnitas, LLC and Mr. George W. Hindman (collectively "Concinnitas") filed a complaint against the Company alleging infringement of U.S. Patent No. 7,805,542 (“the ’542 patent”) titled "“Mobile United Attached in a Mobile Environment that Fully Restricts Access to Data Received via Wireless Signal to a Separate Computer in the Mobile Environment.” The Complaint asserts that the Company sells "products and/or systems (including at least the [wireless router model no.] 4530)" that infringe the '542 patent. The case is in its early stages and a scheduling conference has been set for the end of March 2015.

On January 30, 2015, Wetro LAN LLC ("Wetro LAN") filed a complaint against the Company alleging infringement of U.S. Patent No. 6,795,918 (“the ’918 patent”). The ’918 patent is titled “Service Level Computer Security.” Wetro LAN alleges that the Company’s wireless routers, including its Model 4501 Wireless-N Router, infringe the '918 patent. The case is in its early stages and the Company plans on responding to the Complaint shortly.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the OTCQB under the symbol "ZMTP". The following table sets forth, for the periods indicated, the high and low sale prices per share of common stock, as reported by the OTC Bulletin Board.

Fiscal Year Ended December 31, 2014	High	Low
First Quarter	$0.14	$0.11
Second Quarter	$0.20	$0.13
Third Quarter	$0.28	$0.14
Fourth Quarter	$0.25	$0.14

Fiscal Year Ended December 31, 2013	High	Low
First Quarter	$0.60	$0.11
Second Quarter	$0.38	$0.14
Third Quarter	$0.32	$0.16
Fourth Quarter	$0.32	$0.11

As of February 13, 2015, there were 7,982,704 shares of our common stock outstanding and 149 holders of record of our common stock.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during 2014.

Dividend Policy

We have never declared or paid cash dividends on our capital stock and do not plan to pay any cash dividends in the foreseeable future. Our current policy is to retain all of our earnings to finance future growth.

Repurchases by the Company

During 2014 we did not repurchase any shares of our common stock on our own behalf or for any affiliated purchaser.

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

For many years we performed most of the final assembly, test, packaging, warehousing and distribution at a production and warehouse facility on Summer Street in Boston, Massachusetts, which had also engaged in firmware programming for some products. We moved most of our Summer Street operations to a dedicated 35,575 square foot facility in Tijuana, Mexico in October 2006.  We moved these operations to a 10,800 square foot facility in Tijuana, Mexico in March 2009. In November 2014 we cancelled our existing lease and signed a one-year lease with five one-year renewal options thereafter for an adjacent 11,390 square foot facility.

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

Generally our gross margin for a given product depends on a number of factors including the type of customer to whom we are selling. The gross margin for retailers tends to be higher than for some of our other customers; but the sales, support, returns, and overhead costs associated with retailers also tend to be higher. Zoom’s sales to certain countries are currently handled by a single master distributor for each country, who handles the support and marketing costs within the country. Gross margin for sales to these master distributors tends to be low, since lower pricing to these distributors helps them to cover the support and marketing costs for their country.

In 2014 our net sales were $11.9 million, up 5.9% from 2013 net sales of $11.2 million.  The increase in net sales was primarily due to increases in cable modem sales, reduced by decreases in dial-up modem sales. Because of our significant customer concentration and our dependence on a small number of products for the majority of our sales, our net sales and operating results have fluctuated and in the future could continue to fluctuate significantly.

For many years we have cut costs by reducing staffing and some overhead costs. On December 31, 2014 we had 24 employees, 17 full-time, 5 who typically work four days per week, and 2 who typically work three days per week.  On December 31, 2013, we had 28 employees, 14 full-time, 11 who typically worked four days per week and 3 who typically worked three days per week.  On December 31, 2014, Zoom had 2 consultants, one in information systems and one in sales, who were not included in our headcount.  As of February 27, 2015 we had 24 full-time and part-time employees.  Of the 24 Zoom employees on February 27, 2015, 8 were engaged in research and development and quality control, 4 were involved in manufacturing oversight, purchasing, assembly, packaging and shipping, 7 were engaged in sales, marketing and technical support, and the remaining 5 performed accounting, administrative, management information systems, and executive functions. As of February 27, 2015, Zoom had 2 consultants, one in information systems and one in sales, who were not included in our headcount.  Zoom has implemented cost cutting measures including reducing our headcount and reducing the number of days that certain employees work.   None of our employees is represented by a labor union.  On February 27, 2015, Zoom had 17 dedicated manufacturing personnel in Mexico who are employees of our Mexican manufacturing service provider and are not included in our headcount.

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

Revenue (Net Sales) Recognition. We primarily sell hardware products to our customers. The hardware products include dial-up modems, DSL modems, cable modems, and local area networking equipment.

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

Product Returns. Products are returned by retail stores and distributors for inventory balancing, contractual stock rotation privileges, and warranty repair or replacements. We estimate the sales and cost value of expected future product returns of previously sold products. Our estimates for product returns are based on recent historical trends plus estimates for returns prompted by, among other things, announced stock rotations and announced customer store closings. Management reviews historical returns, current economic trends, and changes in customer demand and acceptance of our products when estimating sales return allowances. The estimate for future returns is recorded as a reserve against accounts receivable, a reduction in our net sales, and the corresponding change to inventory reserves and cost of sales. Product returns as a percentage of total shipments were 15.7% and 11.5%, respectively, for 2013 and 2014.

Price Protection Refunds. We have a policy of offering price protection to certain of our retailer and distributor customers for some or all their inventory. Under the price protection policies, when we reduce our prices for a product, the customer receives a credit for the difference between the original purchase price and our reduced price for their unsold inventory of that product. Our estimates for price protection refunds are based on a detailed understanding and tracking by customer and by sales program. Estimated price protection refunds are recorded in the same period as the announcement of a pricing change. Information from customer inventory-on-hand reports or from direct communications with the customers is used to estimate the refund, which is recorded as a reduction of net sales and a reserve against accounts receivable. Reductions in our net sales due to price protection were negligible in both 2013 and 2014.

Sales and Marketing Incentives. Many of our retailer customers require sales and marketing support funding, usually set as a percentage of our sales in their stores. The incentives were reported as reductions in our net sales and were $166 thousand in 2013 and $96 thousand in 2014.

Consumer Mail-In and In-Store Rebates.  Our estimates for consumer mail-in and in-store rebates are based on a detailed understanding and tracking by customer and sales program, supported by actual rebate claims processed by the rebate redemption centers plus an accrual for an estimated lag in processing at the redemption centers. The estimate for mail-in and in-store rebates is recorded as a reserve against accounts receivable and a reduction of net sales in the same period that the rebate obligation was triggered. Reductions in our net sales due to the rebates were $175 thousand in 2013 and $180 thousand in 2014.

To ensure that the sales, discounts, and marketing incentives are recorded in the proper period, we perform extensive tracking and documenting by customer, by period, and by type of marketing event. This tracking includes reconciliation to the accounts receivable records for deductions taken by our customers for these discounts and incentives.

Accounts Receivable Valuation. We establish accounts receivable valuation allowances equal to the above-discussed net sales adjustments for estimates of product returns, price protection refunds, consumer rebates, and general bad debt reserves. These allowances are reduced as actual credits are issued to the customer's accounts. Our bad-debt write-offs were negligible for both 2013 and 2014.

Inventory Valuation and Cost of Goods Sold.  Inventory is valued at the lower of cost, determined by the first-in, first-out method, or market. We review inventories for obsolete and slow moving products each quarter and make provisions based on our estimate of the probability that the material will not be consumed or that it will be sold below cost. Additional charges related to obsolete and slow-moving products were negligible in 2013 and $ 82 thousand in 2014.

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

As of December 31, 2014 the Company had federal net operating loss carry forwards of approximately $49,650,000 which are available to offset future taxable income. They are due to expire in varying amounts from 2018 to 2034. As of December 31, 2014, the Company had Massachusetts state net operating loss carry forwards of approximately $4,054,000 which are available to offset future taxable income. They are due to expire in varying amounts from 2031 through 2034.

Valuation of Investments.  In October 2010 the Company entered into an agreement with Zoom Technologies, Inc. (Nasdaq: ZOOM) in which the Company transferred its rights to the zoom.com domain name and certain trademark rights in exchange for shares of Zoom Technologies common stock.  The Company valued the marketable securities at market value in the financial statements. In December 2013 the Company sold all shares of Zoom Technologies, Inc. stock. The Company received proceeds of $40 thousand and reported a realized loss of $273 thousand in 2013.

Results of Operations

Zoom’s net sales of $11.9 million for the fiscal year ended December 31, 2014 (“FY 2014”) were up 5.9% from net sales of $11.2 million for FY 2013. Zoom’s net comprehensive loss was $242 thousand for FY 2014 compared to a net comprehensive loss of $800 thousand for FY 2013.  The lower net loss for FY 2014 was primarily due to gross profit improvement, partially due to higher sales, and lower expenses, as well as other income recognized when we closed the U.K. sales office in October 2014.

The following table sets forth certain financial data as a percentage of net sales for the periods indicated.

	Years Ended December 31,
	2013	2014
Net sales	100.0%	100.0%
Cost of goods sold	72.4	70.7
Gross profit	27.6	29.3
Operating expense:
Selling	14.0	12.2
General and administration	11.7	8.8
Research and development	8.2	9.5
Total operating expenses	33.9	30.5
Operating profit (loss)	(6.3)	(1.2)
Other income (expense):
Other, net	(3.2)	2.3
Total other income (expense)	(3.2)	2.3
Income (loss) before income taxes	(9.4)	1.1
Income taxes (benefit)	0.0	0.1

Net income (loss)	(9.5)%	1.0%

 Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

The following is a discussion of the major categories of our statement of operations, comparing the financial results for the year ended December 31, 2014 with the year ended December 31, 2013.

Net Sales. Our total net sales increased year-over-year by $660 thousand or 5.9%. In 2014 and 2013 we primarily generated our sales by selling broadband and dial-up modems via retailers, distributors, and Internet Service Providers. Zoom sales of broadband modems increased $1.3 million or 15.8%. Our Dial-up modem, Wireless and Other Products sales decreased year-over-year by $664 thousand or 23.3%, due to market changes and increased competition.

Zoom focuses on maintaining appropriate inventory levels. We have also reviewed our obsolete inventory reserve. Zoom determines its inventory reserve for obsolete and slow moving products by reviewing for each Zoom product its past and forecast sales, open sales orders, customer inventory levels, planned product changes, and anticipated price drops.  Zoom takes a reserve if this data suggests that Zoom is likely to need to sell a product's inventory below its current inventory cost in order to sell all of the product's inventory within the next 12 months.

	Year 2013 Sales $000	Year 2014 Sales $000	Change $000	Change %
Dial-up	$2,025	$1,537	$(488)	(24.1)%
Broadband, Wireless and Other Products	9,216	10,364	1,148	12.5%
Total Net Sales	$11,241	$11,901	$660	5.9%

 As shown in the table below our net sales in North America increased to $11.6 million in 2014 from $10.5 million in 2013. The sales in North America continue to reflect a shift in sales from dial-up modems to cable modems and other broadband products. Our net sales in the UK were $0.2 million in 2014 compared to $0.3 million in 2013, a 43.1% decrease.  The sales decrease in the UK primarily reflects decreased sales of broadband products.  Our net sales in all other countries were $0.2 million in 2014 compared to $0.4 million in 2013, a 58.7% decrease.  Generally Zoom’s lower sales outside North America reflect the fact that cable modems are sold successfully through retailers in the USA but not in most countries outside the USA, due primarily to variations in government rules.

	Year 2013 Sales $000	Year 2014 Sales $000	Change $000	Change %
North America	$10,542	$11,564	$1,022	9.7%
UK	311	177	(134)	(43.1)%
All Other	389	160	(229)	(58.7)%
Total Net Sales	$11,241	$11,901	$660	5.9%

Relatively few customers have accounted for a substantial portion of the Company’s revenues.  In 2014 three customers accounted for 74% of our total net sales, with our largest customer accounting for 53% of our net sales. At December 31, 2014, three customers accounted for 92% of our gross accounts receivable, with our largest customer representing 64% of our gross accounts receivable. In 2013 three customers accounted for 69% of the Company’s total net sales with our largest customer accounting for 51% of our net sales. At December 31, 2013, three customers accounted for 84% of our gross accounts receivable, with our largest customer representing 71% of our gross accounts receivable.

Because of our customer concentration, our net sales and operating income could fluctuate significantly due to changes in political or economic conditions or the loss, reduction of business, or less favorable terms for any of our significant customers.

Gross Profit. Our gross profit was $3.5 million in 2014 and $3.1 million in 2013. Our gross profit percentage of net sales increased to 29.3% in 2014 from 27.6% in 2013. Gross profit improved primarily due to higher sales, and gross margin improved primarily due to lower unit product costs and higher sales

Operating Expense. Total operating expense decreased by $178 thousand from $3.8 million in 2013 to $3.6 million in 2014. Total operating expense as a percentage of net sales decreased from 33.9% in 2013 to 30.5% in 2014.  The table below illustrates the change in operating expense.

Operating Expense	Year 2013 Sales $000	% Net Sales	Year 2014 Sales $000	% Net Sales	Change $000	% Change
Selling expense	$1,573	14.0%	$1,446	12.2%	$(127)	(8.0)%
General and administrative expense	1,316	11.7%	1,052	8.8%	(264)	(20.1)%
Research and development expense	920	8.2%	1,133	9.5%	213	23.2%
Total operating expense	$3,809	33.9%	$3,631	30.5%	$(178)	(4.7)%

Selling Expense. Selling expense decreased from $1.6 million in 2013 to $1.4 million in 2014. Selling expense as a percentage of net sales was 14.0% in 2013 and 12.2% in 2014. The $127 thousand decrease in selling expense was due primarily to reduced headcount in the United Kingdom.

General and Administrative Expense. General and administrative expense was $1.3 million in 2013 and $1.1 million in 2014. General and administrative expense as a percentage of net sales was 11.7% in 2013 and 8.8% in 2014. The $264 thousand decrease in general and administration expense was due to reduced headcount.

Research and Development Expense.  Research and development expense increased from $0.9 million in 2013 to $1.1 million in 2014.  Research and development expense as a percentage of net sales increased from 8.2% in 2013 to 9.5% in 2014. The $213 thousand increase in research and development expense was primarily due to increased product development costs and higher certification costs.

Other Income (Expense).  Other income (expense), net was $269 thousand in 2014, primarily due to recognition of foreign currency translation gains of $361 thousand previously reported as accumulated other comprehensive income in Stockholders Equity section of Balance Sheet, $(77) thousand in interest expense, and $(15) thousand in miscellaneous expense. Other income (expense), net was $(354) thousand in 2013, consisting of realized loss of $(273) thousand on sale of 8,000 shares of Zoom Technologies, Inc. stock, $(68) thousand in interest expense, and $(13) thousand in miscellaneous other expense.

Income Tax Expense (Benefit). We recorded income tax from our operations in Mexico, which was negligible in both 2013 and 2014.

Liquidity and Capital Resources

On December 31, 2014 we had working capital of $2.1 million including $138 thousand in cash and cash equivalents.  On December 31, 2013 we had working capital of $2.3 million including $55 thousand in cash and cash equivalents. Our current ratio at December 31, 2014 was 2.1 compared to 2.8 at December 31, 2013.  The primary reasons for the change in current ratio were Zoom’s increase in bank debt of $522 thousand, offset by an increase in net receivables of $136 thousand.

To conserve cash and manage our liquidity, we have implemented cost-cutting initiatives including the reduction of employee headcount and overhead costs. On December 31, 2014 we had a headcount of 24 compared to 28 as of December 31, 2013. As of February 27, 2015 we had 24 full-time and part-time employees, and 2 consultants, one in sales and one in information systems that was not included in our headcount.  We plan to continue to assess our cost structure as it relates to our revenues and cash position, and we may make further reductions if the actions are deemed necessary.

On December 18, 2012, the Company entered into a Financing Agreement with Rosenthal & Rosenthal, Inc. (the “Financing Agreement”). The Financing Agreement provided for up to $1.75 million of revolving credit, subject to a borrowing base formula and other terms and conditions as specified in the Financing Agreement. The Financing Agreement continued until November 30, 2014 and from year to year thereafter, unless sooner terminated by either party as specified in the Financing Agreement. The Lender shall have the right to terminate the Financing Agreement at any time by giving the Company sixty days’ prior written notice. Borrowings are secured by all of the Company assets including intellectual property. The Loan Agreement contained several covenants, including a requirement that the Company maintain tangible net worth of not less than $2.5 million and working capital of not less than $2.5 million. On March 25, 2014, the Company entered into an amendment to the Financing Agreement (the “Amendment”) with an effective date of January 1, 2013.  The Amendment clarified the definition of current assets in the Financing Agreement, reduced the size of the revolving credit line to $1.25 million, and revised the financial covenants so that Zoom is required to maintain tangible net worth of not less than $2.0 million and working capital of not less than $1.75 million.

On December 31, 2014 Zoom was in compliance with the covenants of the Financing Agreement with Rosenthal & Rosenthal, Inc.

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

Over the next twelve months we may require additional funding if, for instance, we experience losses or make a strategic decision that requires additional funding. We currently have a $1.25 million line of credit from which we can borrow, and this line is subject to covenants that must be met.  It is not certain whether all or part of this line of credit will be available to us as time passes; and other sources of financing may not be available to us on a timely basis if at all, or on terms acceptable to us. If we fail to obtain acceptable additional financing when needed, we may not have sufficient resources to fund our normal operations; and this would have a material adverse effect on our business.

We may experience costs and senior management distractions due to patent-related litigation.

Many of our products incorporate patented technology.  We attempt to license appropriate patents either directly or through our integrated circuit suppliers.  However, we are subject to costs and senior management distractions due to patent-related litigation.

On November 6, 2013, Innovative Wireless Solutions, LLC ("IWS") filed a complaint against the Company alleging infringement of U.S. Patents Nos. 5,912,895, 6,327,264, and 6,587,473, all entitled "Information Network Access Apparatus and Methods of Communicating Information packets via Telephone Links." Final Judgment of Non-Infringement in Zoom’s favor was entered on March 20, 2015 in the IWS matter, so that matter is no longer pending.

On November 14, 2014, Concinnitas, LLC and Mr. George W. Hindman (collectively "Concinnitas") filed a complaint against the Company alleging infringement of U.S. Patent No. 7,805,542 (“the ’542 patent”) titled "“Mobile United Attached in a Mobile Environment that Fully Restricts Access to Data Received via Wireless Signal to a Separate Computer in the Mobile Environment.” The Complaint asserts that the Company sells "products and/or systems (including at least the [wireless router model no.] 4530)" that infringe the '542 patent. The case is in its early stages and a scheduling conference has been set for the end of March 2015.

On January 30, 2015, Wetro LAN LLC ("Wetro LAN") filed a complaint against the Company alleging infringement of U.S. Patent No. 6,795,918 (“the ’918 patent”). The ’918 patent is titled “Service Level Computer Security.” Wetro LAN alleges that the Company’s wireless routers, including its Model 4501 Wireless-N Router, infringe the '918 patent. The case is in its early stages and the Company plans on responding to the Complaint shortly.

Product liability claims related to future Connected Home products could harm our competitive position, results of operations and financial condition.

We plan to introduce products that may be used to monitor for threats such as fire, flooding, break-ins, medical emergencies, and other threats; to allow remote control of our Connected Home products and attached electrical devices; and to cause actions including alerts and sirens in certain situations.  If our products fail to provide accurate and timely information or to operate as designed, our customers could assert claims against us for product liability. Litigation with respect to product liability claims, regardless of any outcome, could result in substantial cost to us, divert management’s attention from operations and decrease market acceptance of our products. While we intend to carry product liability insurance, we cannot give any assurance that our current or future insurance coverage will be sufficient to cover all possible liabilities. Further, we can give no assurance that adequate insurance will be available to us or that such insurance may be maintained at a reasonable cost to us. A successful claim brought against us, or any claim or product recall that results in negative publicity about us, could harm our competitive position, results of operations and financial condition.

The market for Internet access products and services has many competing technologies and the demand for certain of our products and services is declining.

Industry analysts believe that the market for our dial-up modems is likely to continue to decline. If we are unable to grow demand for our broadband modems or other products, we may be unable to sustain or grow our business.

The market for high-speed communications products and services has a number of competing technologies. For instance, Internet access can be achieved by using a standard telephone line with an appropriate modem and dial-up or DSL service; using a cable TV line with a cable modem and cable modem service; or using a mobile broadband modem and mobile broadband service. We currently sell products that include all these technologies. The introduction of new products by competitors, market acceptance of competing products based on new or alternative technologies, or the emergence of new industry standards have in the past rendered and could continue to render our products less competitive or even obsolete.

Our reliance on a small number of customers for a large portion of our revenues could materially harm our business and prospects.

Relatively few customers have accounted for a substantial portion of the Company’s revenues.  In 2014 three customers accounted for 74% of our total net sales, with our largest customer accounting for 53% of our net sales. At December 31, 2014, three customers accounted for 92% of our gross accounts receivable, with our largest customer representing 64% of our gross accounts receivable. In 2013 three customers accounted for 69% of the Company’s total net sales with our largest customer accounting for 51% of our net sales. At December 31, 2013, three customers accounted for 84% of our gross accounts receivable, with our largest customer representing 71% of our gross accounts receivable. Our customers generally do not enter into long-term agreements obligating them to purchase our products. We may not continue to receive significant revenues from any of these or from other large customers. Because of our significant customer concentration, our net sales and operating income could fluctuate significantly due to changes in political or economic conditions or the loss of, reduction of business with, or less favorable terms for any of our significant customers. A reduction or delay in orders from any of our significant customers, or a delay or default in payment by any significant customer could materially harm our business, results of operation and liquidity.

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

The dial-up modem industry has been characterized by declining unit volumes due primarily to broadband as an alternative method for accessing the Internet. We expect that sales of dial-up modems will continue to decline.  If we fail to replace declining revenue from the sales of dial-up modems with the sales of our other products, including our broadband modems, our business, results of operation and liquidity will be harmed.  The significance of this threat has declined as our sales of dial-up modems have declined.  In 2014 dial-up modems represented 13% of our net sales.

We believe that our future success will depend in large part on our ability to more successfully penetrate the broadband modem markets, which have been challenging markets, with significant barriers to entry.

With the shrinking of the dial-up modem market, we believe that our future success will depend in large part on our ability to penetrate the broadband modem markets including cable, DSL, and mobile broadband. These markets have significant barriers to entry. Although some cable, DSL, and mobile broadband modems are sold at retail, the high volume purchasers of these modems are concentrated in a relatively few large cable, telephone, and mobile broadband service providers which offer broadband modem services to their customers. These customers, particularly cable and mobile broadband services providers, also have extensive and varied certification processes for modems to be approved for use on their network. These certifications are expensive and time consuming, and they continue to evolve. Successfully penetrating the broadband modem market therefore presents a number of challenges including: the current limited retail market for broadband modems; the relatively small number of cable, telecommunications and Internet service provider customers that make up the bulk of the market for broadband modems in certain countries, including the United States; the significant bargaining power of these large volume purchasers; the time consuming, expensive, uncertain and varied certification process of the various cable service providers; the savings if any offered to customers who use their own modem instead of one supplied by the service provider; and the strong relationships with cable service providers enjoyed by incumbent cable equipment providers like Motorola and Cisco.

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

Currently our business is significantly dependent on our operations outside the United States, particularly the production of substantially all of our products. For the year 2014, sales outside North America were only 3% of our net sales.  However, almost all of our manufacturing operations are now located outside of the United States.  The inherent risks of international operations could harm our business, results of operation, and liquidity. For instance, our manufacturing operations in Mexico are subject to the challenges and risks associated with international operations, including those related to integration of operations across different cultures and languages, and economic, legal, political and regulatory risks. In addition, fluctuations in the currency exchange rates have had, and may continue to have, an adverse effect on our operating results. The types of risks faced in connection with international operations and sales include, among others: regulatory and communications requirements and policy changes; currency exchange rate fluctuations, including changes in value of the Mexican peso relative to the US dollar; favoritism toward local suppliers;; local language and technical support requirements; difficulties in inventory management, accounts receivable collection and the management of distributors or representatives; cultural differences; reduced control over staff and other difficulties in staffing and managing foreign operations; reduced protection for intellectual property rights in some countries; political and economic changes and disruptions; governmental currency controls; shipping costs; strikes and work slowdowns at ports or other locations in the supply path; and import, export, and tariff regulations.  Almost all of our products are built in mainland China or Taiwan, so these products are subject to numerous risks including currency risk and economic, legal, political and regulatory risks.

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

We are subject to the following risks because of our reliance on third party manufacturers: reduced management and control of component purchases; reduced control over delivery schedules, quality assurance, manufacturing yields, and labor practices; lack of adequate capacity during periods of excess demand; limited warranties on products supplied to us; potential increases in prices; interruption of supplies from assemblers as a result of a fire, natural calamity, strike or other significant event; and misappropriation of our intellectual property.

Our cable modem sales may be significantly reduced due to long lead-times.

Cable modems represented 82% of Zoom’s net sales in 2014.  These products have experienced long lead-times due to certain component production lead-times of up to 20 weeks and due to manufacturer-related delays, and these long lead times may significantly reduce our potential sales.

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

In the past, environmental regulations have increased our manufacturing costs and caused us to modify products. New state, US, or other regulations may in the future impact our product costs or restrict our ability to ship certain products into certain regions.

Changes in current or future laws or governmental regulations and industry standards that negatively impact our products, services and technologies could harm our business.

The jurisdiction of the Federal Communications Commission, or the FCC, extends to the entire United States communications industry including our customers and their products and services that incorporate our products. Our products are also required to meet the regulatory requirements of other countries throughout the world where our products and services are sold. Obtaining government certifications is time-consuming and costly. In the past, we have encountered delays in the introduction of our products, such as our cable modems, as a result of government certifications. We may face further delays if we are unable to comply with governmental regulations. Delays caused by the time it takes to comply with regulatory requirements may result in cancellations or postponements of product orders or purchases by our customers, which would harm our business.

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

The market price of our common stock could fluctuate significantly for many reasons, including, without limitation: as a result of the risk factors listed in this annual report on Form 10-K; actual or anticipated fluctuations in our operating results; regulatory changes that could impact our business; and general economic and industry conditions. Shares of our common stock are quoted on the OTCQB. The lack of an active market may impair the ability of holders of our common stock to sell their shares of common stock at the time they wish to sell them or at a price that they consider reasonable. The lack of an active market may also reduce the fair market value of the shares of our common stock.

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

As of December 31, 2014 we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Judgments by management are also required in evaluating the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014.  In making this assessment, our management used the criteria set forth in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that as of December 31, 2014, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2014 that have materially or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

On March 25, 2014, we entered into an amendment to the Financing Agreement with Rosenthal & Rosenthal, Inc. (the “Amendment”), with an effective date of January 1, 2013.  The Amendment clarified the definition of current assets used in the Financing Agreement, reduced the size of the revolving credit line to $1.25 million and revised the financial covenants such that we are required to maintain tangible net worth of not less than $2.0 million and working capital of not less than $1.75 million.  We would not have been in compliance with the financial covenants as of December 31, 2013 had the amendment not been completed.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item appears under the caption "Our Executive Officers" in Part 1, Item 1 -- Business, and under the captions "Election of Directors", "Board of Directors”, "Code of Ethics" and " Section 16(a) Beneficial Ownership Compliance " in our definitive proxy statement for our 2015 annual meeting of stockholders which will be filed with the SEC within 120 days after the close of our fiscal year, and is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

Information required by this item appears under the captions "Executive Compensation," and "Directors' Compensation", in our definitive proxy statement for our 2015 annual meeting of stockholders which will be filed with the SEC within 120 days after the close of our fiscal year, and is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We maintain a number of equity compensation plans for employees, officers, directors and others whose efforts contribute to our success. The table below sets forth certain information as of our fiscal year ended December 31, 2014 regarding the shares of our common stock available for grant or granted under stock option plans that (i) were approved by our stockholders, and (ii) were not approved by our stockholders.

Equity Compensation Plan Information.

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options	Weighted-Average Exercise Price Of Outstanding Options	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	1,855,500	$0.29	4,344,500

Equity compensation plans not approved by security holders	---	---	---
Total:	1,855,500	$0.29	4,344,500

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

The additional information required by this Item 12 of Form 10-K is hereby incorporated by reference to the information in our Definitive Proxy Statement for our 2015 annual meeting of Stockholders to be filed with the SEC within 120 days after the close of our fiscal year and is incorporated herein by reference.

ITEM 13 – CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Any information required by this item may appear under the caption "Certain Relationships and Related Transactions" and “Board of Directors” in our Definitive Proxy Statement for our 2015 annual meeting of Stockholders to be filed with the SEC within 120 days after the close of our fiscal year and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Marcum LLP served as our independent registered public accounting firm for fiscal years 2013 and 2014.  The table below shows the aggregate fees that the Company paid or accrued for the audit and other services provided by Marcum LLP for the fiscal years ended December 31, 2013 and December 31, 2014:

FEE CATEGORY	2013	2014
Audit fees (1)	$114,000	$116,280
Audit-related fees (2)	9,881	––
Tax fees (3)	––	––
Total fees	$123,881	$116,280
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

All services rendered by Marcum LLP for fiscal years 2013 and 2014 were permissible under applicable laws and regulations, and were pre-approved by the Audit Committee.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES *

(a) Financial Statements, Schedules and Exhibits:

(1),(2) The financial statements and required schedules are indexed on page F-1.

(3) Exhibits required by the Exhibit Table of Item 601 of SEC Regulation S-K. (Exhibit numbers refer to numbers in the Exhibit Table of Item 601.)

Exhibit No.	Description
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

ZOOM TELEPHONICS, INC.
(Registrant)

Date: March 24, 2015	By:	/s/ Frank B. Manning
Frank B. Manning, President, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank B. Manning	Principal Executive Officer,	March 24, 2015
Frank B. Manning	Principal Financial Officer and Chairman of the Board

/s/ Peter R. Kramer	Director	March 24, 2015
Peter R. Kramer

/s/ Robert Crowley	Director	March 24, 2015
Robert Crowley

/s/ Joseph Donovan	Director	March 24, 2015
Joseph Donovan

ZOOM TELEPHONICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Stockholders
of Zoom Telephonics, Inc.

We have audited the accompanying balance sheets of Zoom Telephonics, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zoom Telephonics, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

MARCUM LLP
Boston, Massachusetts
March 24, 2015

ZOOM TELEPHONICS, INC.
 BALANCE SHEETS

	December 31,
	2013	2014
ASSETS
Current assets
Cash and cash equivalents	$55,393	$137,637
Accounts receivable, net of allowances of $640,456 at December 31, 2013 and $381,234 at December 31, 2014	1,674,812	1,811,006
Inventories	1,714,081	1,724,507
Prepaid expenses and other current assets	225,152	270,263
Total current assets	3,669,438	3,943,413

Equipment, net	51,025	67,142

Total assets	$3,720,463	$4,010,555

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank debt	$318,318	$840,585
Accounts payable	693,546	726,627
Accrued expenses	322,410	284,736
Total current liabilities	1,334,274	1,851,948

Total liabilities	1,334,274	1,851,948

Commitments and Contingencies (Note 6)

Stockholders' equity
Common stock, $0.01 par value:
Authorized - 25,000,000 shares; issued and outstanding – 7,982,704 shares at December 31, 2013 and 2014	79,827	79,827
Additional paid-in capital	34,177,779	34,192,066
Accumulated deficit	(32,235,772)	(32,113,286)
Accumulated other comprehensive income (loss)	364,355	––
Total stockholders' equity	2,386,189	2,158,607
Total liabilities and stockholders' equity	$3,720,463	$4,010,555

See accompanying notes.

ZOOM TELEPHONICS, INC.
 STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2013 and 2014

	2013	2014
Net sales	$11,241,164	$11,901,339
Cost of goods sold	8,139,084	8,409,665
Gross profit	3,102,080	3,491,674

Operating expenses:
Selling	1,572,632	1,446,110
General and administrative	1,316,402	1,052,326
Research and development	919,722	1,132,791
	3,808,756	3,631,227
Operating profit (loss)	(706,676)	(139,553)

Other :
Interest income	39	33
Other income (expense), net	(354,403)	269,086
Total other income (expense), net	(354,364)	269,119

Income (loss) before income taxes	(1,061,040)	129,566

Income taxes (benefit)	3,944	7,080

Net income (loss)	$(1,064,984)	$122,486

Other comprehensive income (loss):
Foreign currency translation adjustments	(7,504)	(3,621)
Foreign currency translation recognition upon reclassification from accumulated other comprehensive income	––	(360,734)
Unrealized gain (loss) for the period	272,909	––

Total comprehensive income (loss)	$(799,579)	$(241,869)

Basic and diluted net income (loss) per share	$(0.14)	$0.02

Weighted average common and common equivalent shares:
Basic and Diluted	7,363,482	7,982,704

 See accompanying notes.

ZOOM TELEPHONICS, INC.
 STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid In		Accumulated Other Comprehensive Income
	Shares	Amount	Capital	Accumulated Deficit	(Loss)	Total

Balance at January 1, 2013	6,973,704	$69,737	$33,904,003	$(31,170,788)	$98,950	$2,901,902

Net income (loss)	––	––	––	(1,064,984)	––	(1,064,984)
Total other comprehensive income (loss)	––	––	––	––	265,405	265,405
Stock rights offering (net of issuance costs of $33,843)	1,009,000	10,090	238,587	––	––	248,677
Stock based compensation	––	––	35,189	––	––	35,189
Balance at December 31, 2013	7,982,704	$79,827	$34,177,779	$(32,235,772)	$364,355	$2,386,189

Net income (loss)	––	––	––	122,486	––	122,486
Total other comprehensive income (loss)	––	––	––	––	(364,355)	(364,355)
Stock based compensation	––	––	14,287	––	––	14,287
Balance at December 31, 2014	7,982,704	$79,827	$34,192,066	$(32,113,286)	$––	$2,158,607

 See accompanying notes.

ZOOM TELEPHONICS, INC.
 STATEMENTS OF CASH FLOWS
Years Ended December 31, 2013 and 2014

	2013	2014
Operating activities:
Net income (loss)	$(1,064,984)	$122,486

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock based compensation	35,189	14,287
Depreciation and amortization	9,777	9,048
Provision for accounts receivable allowances	(1,579)	574
Provision for inventory reserves	15,936	81,843
Reclassification out of Accumulated Other Comprehensive Income (Loss)	272,909	(360,734)
Changes in operating assets and liabilities:
Accounts receivable	290,544	(136,768)
Inventories	900,369	(92,269)
Prepaid expense and other current assets	35,105	(45,111)
Accounts payable and accrued expenses	(297,325)	(4,593)
Net cash provided by (used in) operating activities	195,941	(411,237)

Investing activities:
Purchases of property, plant and equipment	(34,757)	(25,165)
Proceeds from sale of marketable securities	39,983	––
Net cash provided by (used in) investing activities	5,226	(25,165)

Financing activities:
Proceeds from stock rights offering (net of issuance costs)	248,677	––
Net funds (to) from bank credit lines	(592,489)	522,267
Net cash provided by (used in) financing activities	(343,812)	522,267

Effect of exchange rate changes on cash	2,334	(3,621)

Net change in cash	(140,311)	82,244

Cash and cash equivalents at beginning of year	195,704	55,393

Cash and cash equivalents at end of year	$55,393	$137,637

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$68,128	$77,225
Income taxes	$3,944	$7,080

See accompanying notes.

ZOOM TELEPHONICS, INC.
Notes to Financial Statements
Years Ended December 31, 2013 and 2014

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

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results may differ from those estimates. Significant estimates made by the Company include: 1) allowance for doubtful accounts for accounts receivable (collectability and sales returns) and asset valuation allowance for deferred income tax assets; 2) write-downs of inventory for slow-moving and obsolete items, and market valuations; 3) and stock based compensation.

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

(c)   Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market. Consigned inventory is held at third-party locations. The Company retains title to the inventory until purchased by the third-party. Consigned inventory, consisting of finished goods, was approximately $86,000 and $305,000 at December 31, 2014 and 2013, respectively.

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

	2013	2014
Weighted average shares outstanding – used to compute basic earnings (loss) per share	7,363,482	7,982,704
Net effect of dilutive potential common shares outstanding, based on the treasury stock method	––	––
Weighted average shares outstanding – used to compute diluted earnings (loss) per share	7,363,482	7,982,704

 Potential common shares for which inclusion would have the effect of increasing diluted earnings per share (i.e., anti-dilutive) are excluded from the computation. Options to purchase 1,855,500 shares of common stock at December 31, 2014 and 2,585,000 shares of common stock as of December 31, 2013 were outstanding, but not included in the computation of diluted earnings per share as their effect would be anti-dilutive.

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

The estimates for product returns are based on recent historical trends plus estimates for returns prompted by announced stock rotations, announced customer store closings, etc. Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of the Company's products when evaluating the adequacy of sales return allowances. Product return reserves were $535.2 thousand and $354.0 thousand at December 31, 2013 and 2014, respectively. The Company's estimates for price protection refunds require a detailed understanding and tracking by customer, by sales program. Estimated price protection refunds are recorded in the same period as the announcement of a pricing change. Information from customer inventory-on-hand reports or from direct communications with the customers is used to estimate the refund, which is recorded as a reserve against accounts receivable and a reduction of current period revenue. Price protection reserves were $10.7 thousand and $0 at December 31, 2013 and 2014, respectively. The Company's estimates for consumer mail-in rebates are comprised of actual rebate claims processed by the rebate redemption centers plus an accrual for an estimated lag in processing. The Company's estimates for store rebates are comprised of actual credit requests from the eligible customers. Rebate reserves were $40.7 thousand and $0 at December 31, 2013 and 2014, respectively. Additionally, sales and marketing incentive reserves were $41.7 thousand and $15.2 thousand at December 31, 2013 and 2014, respectively. The Company’s allowance for doubtful accounts was approximately $12 thousand at both December 31, 2013 and 2014.

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

Financial instruments consist of cash and cash equivalents, accounts receivable, bank debt, accounts payable, and accrued expenses. Due to the short term nature and payment terms associated with these instruments, their carrying amounts approximate fair value.

(j)    Stock-Based Compensation

Compensation cost for awards is generally recognized over the required service period based on the estimated fair value of the awards on their grant date. Fair value is determined using the Black-Scholes option-pricing model.

(k)   Advertising Costs

Advertising costs are expensed as incurred and reported in selling expense in the accompanying statements of operations and comprehensive income (loss), and include costs of advertising, production, trade shows, and other activities designed to enhance demand for the Company's products. There are no deferred advertising costs in the accompanying balance sheets. The Company reported advertising costs of $247.5 thousand in 2013 and $255.0 thousand in 2014.

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

The Company considers the local currency to be the functional currency for its U.K. branch. Assets and liabilities denominated in foreign currencies are translated using the exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments resulting from this process are charged or credited to “accumulated other comprehensive income.” During Q4 2014 Zoom Telephonics closed its UK office. This required the recognition of foreign currency translation gains that had previously been recorded as accumulated other comprehensive income. Zoom reported $361 thousand of other income in operations and a reduction in accumulated other comprehensive income of $361 thousand, resulting in zero impact to net comprehensive income. The associated balance sheet adjustment similarly had zero effect on total Stockholders’ Equity.

(m) Warranty Costs

The Company provides for the estimated costs that may be incurred under its standard warranty obligations, based on actual historical repair costs. The reserve for the provision for warranty costs was $38,098 and $25,069 at December 31, 2013 and 2014, respectively.

(n)  Shipping and Freight Costs

The Company records the expense associated with customer-delivery shipping and freight costs in selling expense. The Company reported shipping and freight costs of $191.7 thousand in 2013 and $232.1 thousand in 2014.

(o)  Recently Issued Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU")
No. 2014-15, "Presentation of Financial Statements —Going Concern" This standard requires management to evaluate for each annual and interim reporting period whether it is probable that the reporting entity will not be able to meet its obligations as they become due within one year after the date that the financial statements are issued. If the entity is in such a position, the standard provides for certain disclosures depending on whether or not the entity will be able to successfully mitigate its going concern status. This guidance is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early application is permitted. The Company does not expect a material impact to the Company's financial condition, results of operations or cash flows from the adoption of this guidance.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers," which will replace most existing revenue recognition guidance in generally accepted accounting principles in the United States of America. The core principle of this ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. This ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. This ASU will be effective for the Company beginning January 1, 2017, including interim periods in 2017, and allows for both retrospective and prospective methods of adoption. The Company is in the process of determining method of adoption and assessing the impact of this ASU on its consolidated financial statements.

(p)  Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform to the 2014 presentation. The reclassifications relate to the presentation of changes in accounts receivable and inventory on the statements of cash flows.

(q)  Contingencies

The Company reviews the status of its legal proceedings and records a provision for a liability when it is considered probable that both a liability has been incurred and the amount of the loss can be reasonably estimated.  This review is updated periodically as additional information becomes available. If either or both of the criteria are not met, the Company reassesses whether there is at least a reasonable possibility that a loss, or additional losses, may be incurred.  If there is a reasonable possibility that a loss may be incurred, the Company discloses the estimate of the amount of the loss or range of losses, that the amount is not material, or that an estimate of the loss cannot be made. The Company expenses its legal fees as incurred.

In assessing potential loss contingencies, the Company considers a number of factors, including those listed in the FASB’s Accounting Standards Codification  450-20, Contingencies – Loss Contingencies , regarding assessing the probability of a loss and assessing whether a loss is reasonably estimable.

(3)           LIQUIDITY

On December 31, 2014 we had working capital of $2.1 million including $138 thousand in cash and cash equivalents.  On December 31, 2013 we had working capital of $2.3 million including $55 thousand in cash and cash equivalents. Our current ratio at December 31, 2014 was 2.1 compared to 2.8 at December 31, 2013.

In 2014, the Company’s operating activities used $411 thousand in cash, primarily due to $361 thousand recognized foreign currency gains previously reported in Accumulated Other Comprehensive Income on the Balance Sheets, and $137 thousand increase in accounts receivable. In 2013, the Company’s operating activities used $0.1 million in cash, primarily due to a net loss of $1.1 million, offset by a $0.9 million decrease in inventory. In 2013, the Company’s net cash was used in financing activities to reduce bank debt by $0.6 million. Also in 2013, the Company increased net cash in financing activities by $0.2 million from the net proceeds of a rights offering completed in August 2013.  Under the rights offering, existing shareholders of the Company’s common stock were granted rights to purchase, at an offering price of $0.28 per share, one share of stock for each share held.  The rights offering resulted in the issuance of 1,009,000 shares of common stock.

To conserve cash and manage our liquidity, we have implemented cost-cutting initiatives including the reduction of employee headcount and overhead costs. On December 31, 2014 we had a headcount of 24 compared to 28 as of December 31, 2013. As of February 27, 2015 we had 24 full-time and part-time employees, and 2 consultants, one in sales and one in information systems that was not included in our headcount.  We plan to continue to assess our cost structure as it relates to our revenues and cash position, and we may make further reductions if the actions are deemed necessary.

On December 18, 2012, the Company entered into a Financing Agreement with Rosenthal & Rosenthal, Inc. (the“Financing Agreement”). The Financing Agreement provided for up to $1.75 million of revolving credit, subject to aborrowing base formula and other terms and conditions as specified in the Financing Agreement. The Financing Agreement continues until November 30, 2014 and from year to year thereafter, unless sooner terminated by either party as specified in the Financing Agreement. The Lender shall have the right to terminate the Financing Agreement at any time by giving the Company sixty days’ prior written notice. Borrowings are secured by all of the Company assets including intellectual property. The Loan Agreement contained several covenants, including a requirement that the Company maintain tangible net worth of not less than $2.5 million and working capital of not less than $2.5 million. On March 25, 2014, the Company entered into an amendment to the Financing Agreement (the “Amendment”) with an effective date of January 1, 2013.  The Amendment clarified the definition of current assets in the Financing Agreement, reduced the size of the revolving credit line to $1.25 million, and revised the financial covenants so that Zoom is required to maintain tangible net worth of not less than $2.0 million and working capital of not less than $1.75 million.

On December 31, 2014 Zoom was in compliance with the covenants of the Financing Agreement with Rosenthal & Rosenthal, Inc.

At December 31, 2014 the Company's total current assets were $3.9 million and current liabilities were $1.9 million, which included $0.8 million in bank debt. The Company did not have any long-term debt at December 31, 2014.

The Company believes that cash generated from operating activities, together with funds available under its bank credit line, are expected, under current conditions, to be sufficient to finance the Company’s planned operations for at least the next twelve months.

(4)           INVENTORIES

Inventories, net of reserves, consist of the following at December 31:

	2013	2014
Materials	$440,723	$332,804
Finished goods (including $304,500 and $85,600 held by customers at December 31, 2013 and 2014, respectively)	1,273,358	1,391,703
Total	$1,714,081	$1,724,507

The Company reviews inventory for obsolete and slow moving products each quarter and makes provisions based on our estimate of the probability that the material will not be consumed or that it will be sold below cost. The reserve for the provision for slow moving and obsolete inventory was $360,624 and $279,388 at December 31, 2013 and 2014, respectively.

 (5)           EQUIPMENT

Equipment consists of the following at December 31:

	2013	2014	Estimated Useful lives in years
Computer hardware and software	$194,528	$196,070	3
Machinery and equipment	254,533	258,446	5
Molds, tools and dies	78,257	96,557	5
Office furniture and fixtures	38,938	38,938	5
	566,256	590,011
Accumulated depreciation and amortization	(515,231)	(522,869)
Equipment and leasehold improvements, net	$51,025	$67,142

Depreciation expense for year ended	$9,777	$9,048

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

In August 2006 the Company signed a lease for a 35,575 square foot manufacturing and warehousing facility in Tijuana, Mexico with an initial lease term from October 2006 to May 2007, with five two-year options thereafter.  In February 2007 the Company renegotiated the first renewal term and signed a one-year extension starting in May 2007, with five two-year options thereafter. The Company signed another one-year extension starting in May 2008.  In March 2009 the Company signed a one-year lease with one one-year option for a smaller facility for lower cost. In March 2011 the Company signed a one-year lease extension starting May 1, 2011, with three one-year renewal options thereafter. In April 2012 the Company exercised the first of three renewal options, with no significant change in lease cost. In February 2013 the Company exercised the second of three renewal options, with no significant increase in lease cost.  In November 2014 we cancelled our existing lease and signed a one-year lease with five one-year renewal options thereafter for an adjacent 11,390 square foot facility.

In September 2005 the Company entered into a two year office lease consisting of 2,400 square feet at 2 Kings Road, Fleet, Hants, U.K. for its U.K. sales office.  In September 2007 the lease was continued on a month-to-month basis with a 3 month cancellation notice required by the Company or the landlord. In September 2008 the Company signed an Office Service Agreement, which is an office rental agreement, rather than a lease. We cancelled our Office Service Agreement effective October 31, 2011. Zoom closed the U.K. sales office in October 2014 and now has an independent sales representative for the U.K. and Ireland.

Rent expense for all of the Company's leases was $277.2 thousand in 2013 and $313.4 thousand in 2014.

As of December 31, 2014, the Company's estimated future minimum committed rental payments, excluding executory costs, under the operating leases described above to their expiration or the earliest possible termination date, whichever is sooner, are $227.2 thousand for 2015.  There are no future minimum committed rental payments that extend beyond 2015.

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

On November 6, 2013, Innovative Wireless Solutions, LLC ("IWS") filed a complaint against the Company alleging infringement of U.S. Patents Nos. 5,912,895, 6,327,264, and 6,587,473, all entitled "Information Network Access Apparatus and Methods of Communicating Information packets via Telephone Links." Final Judgment of Non-Infringement in Zoom’s favor was entered on March 20, 2015 in the IWS matter, so that matter is no longer pending.

On November 14, 2014, Concinnitas, LLC and Mr. George W. Hindman (collectively "Concinnitas") filed a complaint against the Company alleging infringement of U.S. Patent No. 7,805,542 (“the ’542 patent”) titled "“Mobile United Attached in a Mobile Environment that Fully Restricts Access to Data Received via Wireless Signal to a Separate Computer in the Mobile Environment.” The Complaint asserts that the Company sells "products and/or systems (including at least the [wireless router model no.] 4530)" that infringe the '542 patent. The case is in its early stages and a scheduling conference has been set for the end of March 2015.

On January 30, 2015, Wetro LAN LLC ("Wetro LAN") filed a complaint against the Company alleging infringement of U.S. Patent No. 6,795,918 (“the ’918 patent”). The ’918 patent is titled “Service Level Computer Security.” Wetro LAN alleges that the Company’s wireless routers, including its Model 4501 Wireless-N Router, infringe the '918 patent. The case is in its early stages and the Company plans on responding to the Complaint shortly.

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

	Number of shares	Weighted average exercise price
Balance as of January 1, 2013	970,000	$0.51
Granted	1,505,000	0.25
Exercised	––	––
Expired	(160,000)	0.25
Balance as of December 31, 2013	2,315,000	$0.35
Granted	50,000	$0.12
Exercised	––	––
Expired	(674,500)	0.49
Balance as of December 31, 2014	1,690,500	$0.29

The weighted average grant date fair value of options granted was $0.03 in 2013.  The weighted average grant datefair value of options granted was $0.04 in 2014.  The aggregate intrinsic value of options outstanding was zero at December31, 2014 and 2013.  The aggregate intrinsic value of exercisable options was zero at December 31, 2014 and 2013.

The following table summarizes information about fixed stock options under the 2009 Stock Option Plan outstanding on December 31, 2014.

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.48	345,500	1.20	$0.48	345,500	$0.48
$0.25	1,295,000	3.10	$0.25	971,250	$0.25
$0.12	50,000	4.10	$0.12	12,500	$0.12
$0.12 to 0.48	1,690,500	2.74	$0.29	1,329,250	$0.32

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

	Number of shares	Weighted average exercise price
Balance as of January 1, 2013	210,000	0.35
Granted	60,000	0.18
Exercised	––	––
Expired	––	––
Balance as of December 31, 2013	270,000	0.31
Granted	60,000	0.13
Exercised	––	––
Expired	(165,000)	––
Balance as of December 31, 2014	165,000	$0.24

The weighted average grant date fair value of options granted was $0.06 in 2013 and $0.04 in 2014.  The aggregate intrinsic value of options outstanding was zero at December 31, 2014 and 2013.  The aggregate intrinsic value of exercisable options was nominal at December 31, 2014 and 2013.

The following table summarizes information about fixed stock options under the Directors Plan on December 31, 2014.

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.12-0.14	45,000	4.32	$0.13	30,000	$0.13

$0.16-0.20	30,000	3.30	$0.18	30,000	$0.18

$0.25-0.26	30,000	2.30	$0.26	30,000	$0.26

$0.27-0.41	30,000	.40	$0.34	30,000	$0.34

$0.35-0.36	30,000	1.30	$0.36	30,000	$0.36
$0.12-0.41	165,000	2.5	$0.24	165,000	$0.24

The Black-Scholes range of assumptions for the Zoom Telephonics’ options for 2014 and 2013 are shown below:

Assumptions	2009 Stock Option Plan and the 2009 Directors Stock Option Plan

Expected life	2.75 (yrs) - 3.5 (yrs)

Expected volatility	48.32% - 67.08%

Risk-free interest rate	0.35% - 1.88%

Expected dividend yield	0.00%

The unrecognized stock based compensation expense related to non-vested stock awards was approximately $1 thousand as of December 31, 2014.  This amount will be recognized through the first quarter of 2016.

(8)         INCOME TAXES

Income tax expense (benefit) consists of:

	Current	Deferred	Total
Year Ended December 31, 2013:
US federal	$––	$––	$––
State and local	––	––	––
Foreign	3,944	––	3,944
	$3,944	$––	$3,944
Year Ended December 31, 2014:
US federal	$––	$––	$––
State and local	––	––	––
Foreign	7,080	––	7,080
	$7,080	$––	$7,080

A reconciliation of the expected income tax expense or benefit to actual follows:

	2013	2014
Computed "expected" US tax (benefit) at Federal statutory rate	$(362,095)	$41,645
Change resulting from:
State and local income taxes, net of federal income tax benefit	––	––
Valuation allowance	(126,339)	(281,039)
Non––deductible items	15,334	12,063
Expired State Net Operating Losses	477,044	234,411
Income tax expense (benefit)	$3,944	$7,080

Temporary differences at December 31 follow:

	2013	2014
Deferred income tax assets:
Inventories	$165,225	$132,511
Accounts receivable	235,207	143,780
Intangible assets	25,738	––
Accrued expenses	44,112	36,621
Net operating loss and tax credit carry forwards	17,977,742	17,863,473
Plant and equipment	15,018	4,629
Stock compensation	89,515	90,504
Other – investment impairments	127,855	127,855
Total deferred income tax assets	18,680,412	18,399,373
Valuation allowance	(18,680,412)	(18,399,373)
Net deferred tax assets	$––	$––

As of December 31, 2014 the Company had federal net operating loss carry forwards of approximately $49,650,000 which are available to offset future taxable income. They are due to expire in varying amounts from 2018 to 2034. As of December 31, 2014, the Company had Massachusetts state net operating loss carry forwards of approximately $4,054,000 which are available to offset future taxable income. They are due to expire in varying amounts from 2031 through 2034.

Effective January 1, 2007, the Company adopted the provisions of a new standard which provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon adoption and in subsequent periods. Upon the adoption, and at December 31, 2014 and 2013, the Company did not have any uncertain tax positions. No interest and penalties related to uncertain tax positions were accrued at December 31, 2014 and 2013.

The Company files income tax returns in the United States and the United Kingdom. Years subsequent to 2010 are open for U.S. Federal and state income tax reporting and years subsequent to 2009 are open in the United Kingdom.

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

Relatively few customers have accounted for a substantial portion of the Company’s revenues.  In 2014 three customers accounted for 74% of our total net sales, with our largest customer accounting for 53% of our net sales. At December 31, 2014, three customers accounted for 92% of our gross accounts receivable, with our largest customer representing 64% of our gross accounts receivable. In 2013 three customers accounted for 69% of the Company’s total net sales with our largest customer accounting for 51% of our net sales. At December 31, 2013, three customers accounted for 84% of our gross accounts receivable, with our largest customer representing 71% of our gross accounts receivable.

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

(10)        SEGMENT AND GEOGRAPHIC INFORMATION

The Company's operations are classified as one reportable segment. Substantially all of the Company's operations and long-lived assets reside primarily in the United States. Net sales information follows:

	2013	Percent	2014	Percent
United States	$10,541,921	94%	$11,563,956	97%
Outside United States	699,243	6%	337,383	3%
Total	$11,241,164	100%	$11,901,339	100%

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

In 2014 the Company had one supplier that provided 86% of the Company's purchased inventory. The loss of their services or a material adverse change in their business or in the Company’s relationship could materially and adversely harm the Company’s business.

 (12)         RETIREMENT PLAN

The Company has a 401(k) retirement savings plan for employees. Under the plan, the Company matches 25% of an employee's contribution, up to a maximum of $350 per employee per year. Company matching contributions charged to expense in 2013 and 2014 were $4,779 and $4,682, respectively.

(13)         VALUATION OF MARKETABLE SECURITIES

In October 2010 Zoom Telephonics, Inc. entered into an agreement with Zoom Technologies, Inc. (Nasdaq: ZOOM) in which Zoom Telephonics transferred its rights to the zoom.com domain name and certain trademark rights in exchange for shares of Zoom Technologies common stock.  The Company valued the marketable securities at market value in the financial statements. In December 2013 the Company sold all shares of Zoom Technologies, Inc. stock. The Company received proceeds of $40 thousand and reported a realized loss of $273 thousand in 2013.

(14)         BANK CREDIT LINES

On December 18, 2012, the Company entered into a Financing Agreement with Rosenthal & Rosenthal, Inc. (the“Financing Agreement”). The Financing Agreement provided for up to $1.75 million of revolving credit, subject to aborrowing base formula and other terms and conditions as specified in the Financing Agreement. The Financing Agreement continued until November 30, 2014 and from year to year thereafter, unless sooner terminated by either party as specified in the Financing Agreement. The Lender shall have the right to terminate the Financing Agreement at any time by giving the Company sixty days’ prior written notice.  Borrowings are secured by all of the Company assets including intellectual property. The Loan Agreement contained several covenants, including a requirement that the Company maintain tangible net worth of not less than $2.5 million and working capital of not less than $2.5 million. On March 25, 2014, the Company entered into an amendment to the Financing Agreement (the “Amendment”) with an effective date of January 1, 2013.  The Amendment clarified the definition of current assets in the Financing Agreement, reduced the size of the revolving credit line to $1.25 million, and revised the financial covenants so that Zoom is required to maintain tangible net worth of not less than $2.0 million and working capital of not less than $1.75 million.

On December 31, 2014 Zoom was in compliance with the covenants of the Financing Agreement with Rosenthal & Rosenthal, Inc.

(15)         RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	2013	2014
Accumulated Other Comprehensive Income (Loss) Components :

Foreign currency translations:
Balance at beginning of period	$371,859	$364,355
Current period currency translation adjustments	(7,504)	(3,621)
Amounts reclassified on closing of U.K. branch in Q4, 2014	––	(360,734)
Balance at end of period	$364,355	$––

Marketable securities available for sale:
Balance at beginning of period	$(272,909)	$––
Current period comprehensive income (loss)	(19,983)	––
Amounts reclassified on sales of marketable securities	292,892	––
Balance at end of period	$––	$––

Accumulated Other Comprehensive Income (Loss) end of period	$364,355	$––

(16)         SUBSEQUENT EVENTS

Management of the Company has reviewed subsequent events from December 31, 2014 through the date of filing and concluded that there were no subsequent events requiring adjustment to or disclosure in these financial statements.

EXHIBIT INDEX

(a) Financial Statements, Schedules and Exhibits:
(1),(2) The financial statements and required schedules are indexed on page 26.

Exhibit No.	Description

21	Subsidiaries

23.1	Independent Registered Accounting Firm’s Consent

31.1	CEO and CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO and CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002