Form 10-Q
period 2015-03-31
Zoom Telephonics, Inc.
filed 2015-05-11
CIK 1467761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

__________________________________________________________________
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

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of March 31, 2015, was 7,995,204 shares.

ZOOM TELEPHONICS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ZOOM TELEPHONICS, INC.
Condensed Balance Sheets (Unaudited)

ASSETS	March 31, 2015	December 31, 2014
Current assets
Cash and cash equivalents	$64,581	$137,637
Accounts receivable, net of allowances of $373,332 at March 31, 2015 and $381,234 at December 31, 2014	1,579,526	1,811,006
Inventories	1,630,017	1,724,507
Prepaid expenses and other current assets	250,560	270,263
Total current assets	3,524,684	3,943,413

Other assets	110,000	-
Equipment, net	66,852	67,142
Total assets	$3,701,536	$4,010,555

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank debt	$468,871	$840,585
Accounts payable	801,714	726,627
Accrued expenses	263,982	284,736
Total current liabilities	1,534,567	1,851,948

Total liabilities	1,534,567	1,851,948

Stockholders' equity
Common stock, $0.01 par value:
Authorized - 25,000,000 shares; issued and outstanding – 7,995,204 shares at March 31, 2015 and 7,982,704 shares at December 31, 2014	79,952	79,827
Additional paid-in capital	34,195,733	34,192,066
Accumulated deficit	(32,108,716)	(32,113,286)
Total stockholders' equity	2,166,969	2,158,607
Total liabilities and stockholders' equity	$3,701,536	$4,010,555

See accompanying notes.

ZOOM TELEPHONICS, INC.
Condensed Statements of Operations and
Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net sales	$3,059,448	$3,146,345
Cost of goods sold	2,102,582	2,213,878
Gross profit	956,866	932,467

Operating expenses:
Selling	408,601	352,780
General and administrative	249,455	292,552
Research and development	271,162	308,667
	929,218	953,999
Operating profit (loss)	27,648	(21,532)

Other income (expense) :
Interest income	6	7
Other, net	(23,084)	(14,200)
Total other income (expense), net	(23,078)	(14,193)

Income (loss) before income taxes	4,570	(35,725)

Income taxes (benefit)	––	1,331

Net income (loss)	$4,570	$(37,056)

Other comprehensive income (loss):
Foreign currency translation adjustments	––	362

Net comprehensive income (loss)	$4,570	$(36,694)

Net income (loss) per share:
Basic and Diluted	$0.00	$(0.00)

Weighted average common and common equivalent shares:
Basic	7,985,204	7,982,704
Diluted	7,999,371	7,982,704

See accompanying notes.

ZOOM TELEPHONICS, INC.
Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net income (loss)	$4,570	$(37,056)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,128	2,289
Stock based compensation	2,292	5,770
Provision for accounts receivable allowances	(2,089)	995
Provision for inventory reserves	(13,751)	12,150
Changes in operating assets and liabilities:
Accounts receivable	233,569	(187,133)
Inventories	108,241	(166,007)
Prepaid expenses and other assets	(90,297)	(17,685)
Accounts payable and accrued expenses	54,334	233,277
Net cash provided by (used in) operating activities	303,997	(153,400)

Investing activities:
Additions to equipment	(6,838)	––
Net cash provided by (used in) investing activities	(6,838)	––

Financing activities:
Net funds received from (paid to) bank credit lines	(371,715)	137,091
Funds received from stock option exercise	1,500	––
Net cash provided by (used in) financing activities	(370,215)	137,091

Effect of exchange rate changes on cash	––	230

Net change in cash	(73,056)	(16,079)

Cash and cash equivalents at beginning of period	137,637	55,393

Cash and cash equivalents at end of period	$64,581	$39,314

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$22,067	$14,374
Income taxes	$––	$1,331

See accompanying notes.

ZOOM TELEPHONICS, INC.
Notes to Condensed Financial Statements

(Unaudited)

(1) Summary of Significant Accounting Policies

The accompanying financial statements are unaudited. However, the condensed balance sheet as of December 31, 2014 was derived from audited financial statements. In the opinion of management, the accompanying financial statements include all adjustments to present fairly the financial position, results of operations and cash flows Zoom Telephonics, Inc. ( “the Company” or “Zoom”).  The adjustments are of a normal, recurring nature.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year. The Company has evaluated subsequent events from March 31, 2015 through the date of this filing and determined that there are no such events requiring recognition or disclosure in the financial statements.

The financial statements of the Company presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2014 included in the Company's 2014 Annual Report on Form 10-K.

(a)  Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform to the 2015 presentation. The reclassifications relate to the presentation of changes in accounts receivable and inventory on the statements of cash flows. The reclassifications do not change the balance sheet, statement of operations, or total cash flows from operations.

(b)  Recently Issued Accounting Pronouncements

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

(2) Liquidity

Zoom’s cash and cash equivalents balance on March 31, 2015 was $65 thousand, down $73 thousand from December 31, 2014.  Zoom’s maximum available line of credit was $1.25 million on March 31, 2015, of which bank debt outstanding under this line of credit was $469 thousand.  Zoom’s $372 thousand decrease of which bank debt and $90 thousand increase in prepaid expenses decreased cash, while a $231 thousand decrease in net accounts receivable, $94 thousand  decrease in net inventory, and $75 thousand increase in accounts payable increased cash.

On March 31, 2015 the Company had working capital of $2.0 million including $65 thousand in cash and cash equivalents.  On December 31, 2014 we had working capital of $2.1 million including $138 thousand in cash and cash equivalents. Our current ratio at March 31, 2015 was 2.4 compared to 2.1 at December 31, 2014.

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

On March 31, 2015 Zoom was in compliance with the covenants of the Financing Agreement with Rosenthal & Rosenthal, Inc.

At March 31, 2015 the Company's total current assets were $3.5 million, and current liabilities including $0.5 million bank debt were $1.5 million. The Company did not have any long-term debt at March 31, 2015.

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

 (3) Inventories

Inventories consist of :	March 31, 2015	December 31, 2014
Materials	$510,946	$332,804
Work in process	207,515	––
Finished goods (including $113,500 and $85,600 held by customers at March 31, 2015 and December 31, 2014, respectively)	911,556	1,391,703
Total	$1,630,017	$1,724,507

The Company reviews inventory for obsolete and slow moving products each quarter and makes provisions based on our estimate of the probability that the material will not be consumed or that it will be sold below cost. The reserve for the provision for slow moving and obsolete inventory was $265,637 and $279,388 at March 31, 2015 and December 31, 2014, respectively.

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

On November 14, 2014, Concinnitas, LLC and Mr. George W. Hindman (collectively "Concinnitas") filed a complaint against the Company alleging infringement of U.S. Patent No. 7,805,542 (“the ’542 patent”) titled "“Mobile United Attached in a Mobile Environment that Fully Restricts Access to Data Received via Wireless Signal to a Separate Computer in the Mobile Environment.” The Complaint asserts that the Company sells "products and/or systems (including at least the [wireless router model no.] 4530)" that infringe the '542 patent. The case is in the early stages of discovery and a trial date has been set for April 11, 2016.

On January 30, 2015, Wetro LAN LLC ("Wetro LAN") filed a complaint against the Company alleging infringement of U.S. Patent No. 6,795,918 (“the ’918 patent”). The ’918 patent is titled “Service Level Computer Security.” Wetro LAN alleges that the Company’s wireless routers, including its Model 4501 Wireless-N Router, infringe the '918 patent. The case is in its early stages and a date for the scheduling conference has not yet been set.

 (5) Segment and Geographic Information

The Company’s operations are classified as one reportable segment. The Company’s net sales by geographic region follow:

	Three Months Ended March 31, 2015	% of Total	Three Months Ended March 31, 2014	% of Total
North America	$3,008,495	98%	$3,075,782	98%
Outside North America	50,953	2%	70,563	2%
Total	$3,059,448	100%	$3,146,345	100%

(6) Customer Concentrations

The Company sells its products primarily through high-volume retailers and distributors, Internet service providers, value-added resellers, PC system integrators, and original equipment manufacturers ("OEMs"). The Company supports its major accounts in their efforts to offer a well-chosen selection of attractive products and to maintain appropriate inventory levels.

Relatively few customers have accounted for a substantial portion of the Company’s revenues.  In the first quarter of 2015, three customers accounted for 70% of our total net sales with our largest customer accounting for 40% of our net sales. In the first quarter of 2014, three customers accounted for 73% of the Company’s total net sales with our largest customer accounting for 56% of our net sales.  At March 31, 2015, three customers accounted for 87% of our gross accounts receivable, with our largest customer representing 62% of our gross accounts receivable.

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

(7) Bank Credit Lines

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

On March 31, 2015 Zoom was in compliance with the covenants of the Financing Agreement with Rosenthal & Rosenthal, Inc.

At March 31, 2015 the Company's total current assets were $3.5 million, and current liabilities including $0.5 million bank debt were $1.5 million. The Company did not have any long-term debt at March 31, 2015.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the safe harbor statement and the risk factors contained in Item IA of Part II of this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 24, 2015 and in our other filings with the SEC. Readers should also be cautioned that results of any reported period are often not indicative of results for any future period.

Overview

We derive our net sales primarily from sales of Internet-related communication products, principally broadband and dial-up modems and other communication products, to retailers, distributors, Internet Service Providers and Original Equipment Manufacturers. We sell our products through a direct sales force and through independent sales agents. All of our employees are located at our headquarters in Boston, Massachusetts and we have one sales consultant located in the United Kingdom.  We are experienced in electronics hardware, firmware, and software design and test, regulatory certifications, product documentation, and packaging; and we use that experience in developing each product in-house or in partnership with suppliers who are typically based in Asia. Electronic assembly and testing of the Company’s products in accordance with our specifications is typically done in China.

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

In recent years we have experienced losses. Zoom has implemented cost cutting measures including reducing our headcount and reducing the number of days that certain employees work.   On March 31, 2015 we had 24 employees, 17 full-time, 5 who typically work four days per week, and 2 who typically work three days per week.  On March 31, 2014, we had 27 employees, 13 full-time, 11 who typically worked four days per week and 3 who typically worked three days per week.  On March 31, 2015, Zoom had 2 consultants, one in information systems and one in sales, who were not included in our headcount.  As of May 6, 2015 we had 24 full-time and part-time employees.  Of the 24 Zoom employees on May 6, 2015, 8 were engaged in research and development and quality control, 4 were involved in manufacturing oversight, purchasing, assembly, packaging and shipping, 7 were engaged in sales, marketing and technical support, and the remaining 5 performed accounting, administrative and executive functions. As of May 6, 2015, Zoom had 2 consultants, one in information systems and one in sales, who were not included in our headcount.  None of our employees is represented by a labor union.  On May 6, 2015, Zoom had 17 dedicated manufacturing personnel in Mexico who are employees of our Mexican manufacturing service provider and are not included in our headcount.

On March 31, 2015 the Company had working capital of $2.0 million including $65 thousand in cash and cash equivalents.  On December 31, 2014 we had working capital of $2.1 million including $138 thousand in cash and cash equivalents. Our current ratio at March 31, 2015 was 2.4 compared to 2.1 at December 31, 2014.

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

On March 31, 2015 Zoom was in compliance with the covenants of the Financing Agreement with Rosenthal & Rosenthal, Inc.

At March 31, 2015 the Company's total current assets were $3.5 million, and current liabilities including $0.5 million bank debt were $1.5 million. The Company did not have any long-term debt at March 31, 2015.

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

Product Returns. Products are returned by retail stores and distributors for inventory balancing, contractual stock rotation privileges, and warranty repair or replacements. We estimate the sales and cost value of expected future product returns of previously sold products. Our estimates for product returns are based on recent historical trends plus estimates for returns prompted by, among other things, announced stock rotations and announced customer store closings. Management reviews historical returns, current economic trends, and changes in customer demand and acceptance of our products when estimating sales return allowances. The estimate for future returns is recorded as a reserve against accounts receivable, a reduction in our net sales, and the corresponding change to inventory reserves and cost of sales. Product returns as a percentage of total shipments were 10.3% and 11.9% for the first quarter of 2015 and 2014, respectively.

Price Protection Refunds. We have a policy of offering price protection to certain of our retailer and distributor customers for some or all their inventory. Under the price protection policies, when we reduce our prices for a product, the customer receives a credit for the difference between the original purchase price and our reduced price for their unsold inventory of that product. Our estimates for price protection refunds are based on a detailed understanding and tracking by customer and by sales program. Estimated price protection refunds are recorded in the same period as the announcement of a pricing change. Information from customer inventory-on-hand reports or from direct communications with the customers is used to estimate the refund, which is recorded as a reduction of net sales and a reserve against accounts receivable. Reductions in our net sales due to price protection were negligible in both the first quarter of 2015 and the first quarter of 2014.

Sales and Marketing Incentives. Many of our retailer customers require sales and marketing support funding, usually set as a percentage of our sales in their stores. The incentives were reported as reductions in our net sales and were $7 thousand in the first quarter of 2015 and $37 thousand in the first quarter of 2014.

Consumer Mail-In and In-Store Rebates. Our estimates for consumer mail-in and in-store rebates are based on a detailed understanding and tracking by customer and sales program, supported by actual rebate claims processed by the rebate redemption centers plus an accrual for an estimated lag in processing at the redemption centers. The estimate for mail-in and in-store rebates is recorded as a reserve against accounts receivable and a reduction of net sales in the same period that the rebate obligation was triggered. Reductions in our net sales due to the rebates were $10 thousand in the first quarter of 2015 and $74 thousand in the first quarter of 2014.

To ensure that the sales, discounts, and marketing incentives are recorded in the proper period, we perform extensive tracking and documenting by customer, by period, and by type of marketing event. This tracking includes reconciliation to the accounts receivable records for deductions taken by our customers for these discounts and incentives.

Accounts Receivable Valuation. We establish accounts receivable valuation allowances equal to the above-discussed net sales adjustments for estimates of product returns, price protection refunds, consumer rebates, and general bad debt reserves. These allowances are reduced as actual credits are issued to the customer's accounts. Our bad-debt write-offs were negligible in both the first quarter of 2015 and the first quarter of 2014.

Inventory Valuation and Cost of Goods Sold. Inventory is valued at the lower of cost, determined by the first-in, first-out method, or market. We review inventories for obsolete slow moving products each quarter and make provisions based on our estimate of the probability that the material will not be consumed or that it will be sold below cost. Additional charges to inventory reserves related to obsolete and slow-moving products were negligible in both the first quarter of 2015 and the first quarter of 2014. Additionally, material product certification costs on new products are capitalized and amortized over the expected period of value of the respective products.

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

Results of Operations

Summary. Net sales were $3.06 million for the first quarter ended March 31, 2015 (“Q1 2015”), down slightly from $3.15 million for the first quarter ended March 31, 2014 (“Q1 2014”).  Zoom reported net income of $5 thousand or $0.00 per share for Q1 2015, an improvement over Zoom’s net loss of $37 thousand or $0.00 per share for Q1 2014.

Net Sales. Our total net sales for the first quarter of 2015 decreased $87 thousand or 2.8% from the first quarter of 2014,  due to sales decreases in both North America and outside North America. Geographically, our North American sales continue to maintain their dominant share of our overall sales, going from 97.8% of our net sales in Q1 2014 to 98.3% in Q1 2015.  International and UK sales continue to struggle.

In the first quarter of 2015, three customers accounted for 70% of our total net sales with our largest customer accounting for 40% of our net sales. In the first quarter of 2014, three customers accounted for 73% of the Company’s total net sales with our largest customer accounting for 56% of our net sales. Because of our significant customer concentration, our net sales and operating income has fluctuated and could in the future fluctuate significantly due to changes in political or economic conditions or the loss, reduction of business, or less favorable terms for any of our significant customers.

Gross Profit. Gross profit was $957 thousand or 31.3% of net sales in Q1 2015, versus $932 thousand or 29.6% of net sales in Q1 2014.  The increase in gross profit and gross margin was due to reductions in marketing and rebate incentive program costs from Q1 2014 to Q1 2015.

Selling Expense. Selling expense was $409 thousand or 13.4% of net sales in the first quarter of 2015 compared to $353 thousand or 11.2% of net sales in the first quarter of 2014.  The increase in selling expense was primarily due to increased advertising expenses.

General and Administrative Expense. General and administrative expense was $249 thousand or 8.2% of net sales in the first quarter of 2015, down from $292 thousand or 9.3% of net sales in the first quarter of 2014. The decrease of $43 thousand is primarily due to decreased legal costs, and reductions in salary and salary related benefit costs.

Research and Development Expense. Research and development expense was $271 thousand or 8.9% of net sales in the first quarter of 2015 and $309 thousand or 9.8% of net sales in the first quarter of 2014.  This was a $38 thousand decrease from Q1 2014 to Q1 2015.

Other Income (Expense). Other expense was $23 thousand in the first quarter of 2015 and $14 thousand in the first quarter of 2014, consisting primarily of interest expense related to the line of credit agreement.

Liquidity and Capital Resources

Zoom’s cash and cash equivalents balance on March 31, 2015 was $65 thousand, down $73 thousand from December 31, 2014.  Zoom’s maximum available line of credit was $1.25 million on March 31, 2015, of which bank debt outstanding under this line of credit was $469 thousand.  Zoom’s $372 thousand decrease in bank debt and $90 thousand increase in prepaid expenses decreased cash, while a $231 thousand decrease in net accounts receivable, $94 thousand  decrease in net inventory, and $75 thousand increase in accounts payable increased cash.

On March 31, 2015 the Company had working capital of $2.0 million including $65 thousand in cash and cash equivalents.  On December 31, 2014 we had working capital of $2.1 million including $138 thousand in cash and cash equivalents. Our current ratio at March 31, 2015 was 2.4 compared to 2.1 at December 31, 2014.

On December 18, 2012, we entered into a Financing Agreement with Rosenthal & Rosenthal, Inc. (the “Financing Agreement”). The Financing Agreement provided for up to $1.75 million of revolving credit, subject to a borrowing base formula and other terms and conditions as specified in the Financing Agreement. The Financing Agreement has a two year term. Borrowings are secured by all of our assets including our intellectual property. The Loan Agreement contained several covenants, including a requirement that we maintain tangible net worth of not less than $2.5 million and working capital of not less than $2.5 million. On March 25, 2014, we entered into an amendment to the Financing Agreement (the “Amendment”) with an effective date of January 1, 2013.  The Amendment clarified the definition of current assets in the Financing Agreement, reduced the size of the revolving credit line to $1.25 million, and revised the financial covenants so that Zoom is required to maintain tangible net worth of not less than $2.0 million and working capital of not less than $1.75 million.

On March 31, 2015 Zoom was in compliance with the covenants of the Financing Agreement with Rosenthal & Rosenthal, Inc.

At March 31, 2015 the Company's total current assets were $3.5 million, and current liabilities including $0.5 million bank debt were $1.5 million. The Company did not have any long-term debt at March 31, 2015.

Commitments

During the three months ended March 31, 2015, there were no material changes to our capital commitments and contractual obligations from those disclosed in our Form 10-K for the year ended December 31, 2014.

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

In some cases, you can identify forward-looking statements by terms such as "may," "will, " "should," "could," "would," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential" and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in our future financial results include those discussed in the risk factors set forth in Item 1A of Part II below as well as those discussed elsewhere in this report, in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 24, 2015 and in our other filings with the SEC.

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

As of March 31, 2015 we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1A.	RISK FACTORS

This report contains forward-looking statements that involve risks and uncertainties, such as statements of our objectives, expectations and intentions. The cautionary statements made in this report are applicable to all forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 24, 2015, as well as those discussed in this report and in our other filings with the SEC.

Other than as set forth below, there have not been any material changes from the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

On November 14, 2014, Concinnitas, LLC and Mr. George W. Hindman (collectively "Concinnitas") filed a complaint against the Company alleging infringement of U.S. Patent No. 7,805,542 (“the ’542 patent”) titled "“Mobile United Attached in a Mobile Environment that Fully Restricts Access to Data Received via Wireless Signal to a Separate Computer in the Mobile Environment.” The Complaint asserts that the Company sells "products and/or systems (including at least the [wireless router model no.] 4530)" that infringe the '542 patent. The case is in the early stages of discovery and a trial date has been set for April 11, 2016.

On January 30, 2015, Wetro LAN LLC ("Wetro LAN") filed a complaint against the Company alleging infringement of U.S. Patent No. 6,795,918 (“the ’918 patent”). The ’918 patent is titled “Service Level Computer Security.” Wetro LAN alleges that the Company’s wireless routers, including its Model 4501 Wireless-N Router, infringe the '918 patent. The case is in its early stages and a date for the scheduling conference has not yet been set.

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

Relatively few customers have accounted for a substantial portion of the Company’s revenues.  In the first quarter of 2015, three customers accounted for 70% of our total net sales with our largest customer accounting for 40% of our net sales. In the first quarter of 2014, three customers accounted for 73% of the Company’s total net sales with our largest customer accounting for 56% of our net sales.  At March 31, 2015, three customers accounted for 87% of our gross accounts receivable, with our largest customer representing 62% of our gross accounts receivable.

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

ZOOM TELEPHONICS, INC. (Registrant)

Date: May 11, 2015	By:	/s/ Frank B. Manning
Frank B. Manning, President, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.