Form 10-Q
period 2015-06-30
Zoom Telephonics, Inc.
filed 2015-08-13
CIK 1467761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q
______________

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of June 30, 2015, was 8,021,854 shares.

ZOOM TELEPHONICS, INC.
INDEX

Part I. - Financial Information

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

ZOOM TELEPHONICS, INC.
Condensed Balance Sheets (Unaudited)

ASSETS	June 30, 2015	December 31, 2014
Current assets
Cash and cash equivalents	$252,348	$137,637
Accounts receivable, net of allowances of $451,328 at June 30, 2015 and $381,234 at December 31, 2014	1,253,650	1,811,006
Inventories	2,206,430	1,724,507
Prepaid expenses and other current assets	247,989	270,263
Total current assets	3,960,417	3,943,413

Other assets	236,666	––
Equipment, net	62,256	67,142
Total assets	$4,259,339	$4,010,555

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank debt	$1,039,228	$840,585
Accounts payable	921,868	726,627
Accrued expenses	222,385	284,736
Total current liabilities	2,183,481	1,851,948

Total liabilities	2,183,481	1,851,948

Stockholders' equity
Common stock, $0.01 par value:
Authorized - 25,000,000 shares; issued and outstanding – 8,021,854 shares at June 30, 2015 and 7,982,704 shares at December 31, 2014	80,219	79,827
Additional paid-in capital	34,210,031	34,192,066
Accumulated deficit	(32,214,392)	(32,113,286)
Total stockholders' equity	2,075,858	2,158,607
Total liabilities and stockholders' equity	$4,259,339	$4,010,555

See accompanying notes.

ZOOM TELEPHONICS, INC.
Condensed Statements of Operations and
Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net sales	$2,592,295	$2,640,702	$5,651,744	$5,787,047
Cost of goods sold	1,740,342	1,841,012	3,842,925	4,054,890
Gross profit	851,953	799,690	1,808,819	1,732,157

Operating expenses:
Selling	384,191	355,055	792,792	707,834
General and administrative	254,274	238,109	503,729	530,662
Research and development	292,599	290,213	563,761	598,879
	931,064	883,377	1,860,282	1,837,375

Operating profit (loss)	(79,111)	(83,687)	(51,463)	(105,218)

Other:
Interest income	9	9	15	16
Other, net	(22,795)	(20,293)	(45,879)	(34,494)
Total other income (expense), net	(22,786)	(20,284)	(45,864)	(34,478)

Income (loss) before income taxes	(101,897)	(103,971)	(97,327)	(139,696)

Income taxes (benefit)	3,779	2,711	3,779	4,041

Net income (loss)	$(105,676)	$(106,682)	$(101,106)	$(143,737)

Other comprehensive income (loss):
Foreign currency translation adjustments	––	1,743	––	2,105

Net comprehensive income (loss)	$(105,676)	$(104,939)	$(101,106)	$(141,632)

Basic and diluted net income (loss) per share	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average common and common equivalent shares:
Basic and diluted	7,996,905	7,982,704	7,991,087	7,982,704

See accompanying notes.

ZOOM TELEPHONICS, INC.
Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net income (loss)	$(101,106)	$(143,737)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	22,370	4,556
Stock based compensation	9,294	9,383
Provision for accounts receivable allowances	(3,082)	(723)
Provision for inventory reserves	(22,388)	37,730
Changes in operating assets and liabilities:
Accounts receivable	560,438	148,523
Inventories	(459,535)	(770,714)
Prepaid expenses and other assets	(222,726)	(31,257)
Accounts payable and accrued expenses	132,890	102,395
Net cash provided by (used in) operating activities	(83,845)	(643,844)

Investing activities:
Additions to property, plant and equipment	(9,150)	(1,080)
Net cash provided by (used in) investing activities	(9,150)	(1,080)

Financing activities:
Net funds received from (paid to) bank credit lines	198,643	641,955
Funds received from stock option exercise	9,063	––
Net cash provided by (used in) financing activities	207,706	641,955

Effect of exchange rate changes on cash	––	1,260

Net change in cash	114,711	(1,709)

Cash and cash equivalents at beginning of period	137,637	55,393

Cash and cash equivalents at end of period	$252,348	$53,684

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$45,013	$34,279
Income taxes	$3,779	$4,041

See accompanying notes.

ZOOM TELEPHONICS, INC.
Notes to Condensed Financial Statements

(Unaudited)

(1) Summary of Significant Accounting Policies

The accompanying financial statements are unaudited. However, the condensed balance sheet as of December 31, 2014 was derived from audited financial statements. In the opinion of management, the accompanying financial statements include all adjustments to present fairly the financial position, results of operations and cash flows Zoom Telephonics, Inc. (“the Company”, “Zoom”, or “our”).  The adjustments are of a normal, recurring nature.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year. The Company has evaluated subsequent events from June 30, 2015 through the date of this filing and determined that there are no such events requiring recognition or disclosure in the financial statements.

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

 (a)  Recently Issued Accounting Pronouncements

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

In June 2015, the FASB issued ASU No. 2015-10, "Technical Corrections and Improvements.” ASU 2015-10 clarifies various topics in the FASB Accounting Standards Codification. ASU 2015-10 is effective for the interim and annual periods ending after December 15, 2015. Early adoption is permitted. The Company does not expect a material impact to the Company’s financial condition, results of operations or cash flows from the adoption of this guidance.

 (2) Liquidity

Zoom’s cash and cash equivalents balance on June 30, 2015 was $252 thousand, up $115 thousand from December 31, 2014.  Zoom’s maximum available line of credit was $1.25 million on June 30, 2015, of which bank debt outstanding under this line of credit was $1.04 million.  Zoom’s $557 thousand decrease in net accounts receivable and $199 thousand increase in bank debt increased cash, while a $482 thousand increase in net inventory, and net loss of $101 thousand decreased cash.

On June 30, 2015 the Company had working capital of $1.8 million including $252 thousand in cash and cash equivalents.  On December 31, 2014 we had working capital of $2.1 million including $138 thousand in cash and cash equivalents. Our current ratio at June 30, 2015 was 1.8 compared to 2.1 at December 31, 2014.

On December 18, 2012, the Company entered into a Financing Agreement with Rosenthal & Rosenthal, Inc. (the “Financing Agreement”). The Financing Agreement provided for up to $1.75 million of revolving credit, subject to a borrowing base formula and other terms and conditions as specified in the Financing Agreement. The Financing Agreement continued until November 30, 2014 and automatically renews from year to year thereafter, unless sooner terminated by either party as specified in the Financing Agreement.  The Lender shall have the right to terminate the Financing Agreement at any time by giving the Company sixty days’ prior written notice.  Borrowings are secured by all of the Company assets including intellectual property. The Loan Agreement contained several covenants, including a requirement that the Company maintain tangible net worth of not less than $2.5 million and working capital of not less than $2.5 million. On March 25, 2014, the Company entered into an amendment to the Financing Agreement (the “Amendment”) with an effective date of January 1, 2013.  The Amendment clarified the definition of current assets in the Financing Agreement, reduced the size of the revolving credit line to $1.25 million, and revised the financial covenants so that Zoom is required to maintain tangible net worth of not less than $2.0 million and working capital of not less than $1.75 million.

The Company is required to calculate its covenant compliance on a quarterly basis. As of June 30, 2015, the Company was in compliance with its working capital covenant, but was not in compliance with its tangible net worth covenant. The covenant requires that the Company maintain tangible net worth of not less than $2.0 million. At June 30, 2015, the Company’s tangible net worth was approximately $1.839 million, $161 thousand less than the $2.0 million required to meet the requirement. The Company has received a waiver of such covenant for the period ending June 30, 2015.

At June 30, 2015 the Company's total current assets were $4.0 million, and current liabilities including $1.0 million bank debt were $2.2 million. The Company did not have any long-term debt at June 30, 2015.

The Company is continuing to develop new products and to take other measures to increase sales.  In addition, on May 18, 2015 Zoom announced licensing of the Motorola trademark for cable modems in North America for 5 years starting January 1, 2016.  The Company believes that this is likely to dramatically increase sales.  Increasing sales typically results in increased inventory and higher accounts receivable, both of which reduce cash. Zoom expects to raise funds in anticipation of this sales growth.  Zoom believes that these funds, existing financial resources and line of credit will be sufficient to fund operations for the foreseeable future if Zoom management's sales and operating profit expectations are met.

 (3) Inventories

Inventories consist of :	June 30, 2015	December 31, 2014
Materials	$667,363	$332,804
Work in process	62,641	––
Finished goods (including $97,800 and $85,600 held by customers at June 30, 2015 and December 31, 2014, respectively)	1,476,426	1,391,703
Total	$2,206,430	$1,724,507

The Company reviews inventory for obsolete and slow moving products each quarter and makes provisions based on our estimate of the probability that the material will not be consumed or that it will be sold below cost. The reserve for the provision for slow moving and obsolete inventory was $257,000 and $279,388 at June 30, 2015 and December 31, 2014, respectively.

(4) Commitments and Contingencies

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

On November 14, 2014, Concinnitas, LLC and Mr. George W. Hindman (collectively "Concinnitas") filed a complaint against the Company alleging infringement of U.S. Patent No. 7,805,542 (“the ’542 patent”) titled "“Mobile United Attached in a Mobile Environment that Fully Restricts Access to Data Received via Wireless Signal to a Separate Computer in the Mobile Environment.” The Complaint asserts that the Company sells "products and/or systems (including at least the [wireless router model no.] 4530)" that infringe the '542 patent. Concinnitas and the Company have executed a settlement agreement and the parties expect to soon file papers with the Court to dismiss this case.

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

On May 14, 2015, Zoom entered into a License Agreement with Motorola Mobility LLC (the “License Agreement”). The License Agreement provides Zoom with an exclusive license to use certain trademarks owned by Motorola Trademark Holdings, LLC. for the manufacture, sale and marketing of consumer cable modem products in the United States and Canada through certain authorized sales channels. The License Agreement has a five year term beginning January 1, 2016 through December 31, 2020.

In connection with the License Agreement Zoom has agreed to pay Motorola Mobility a one-time set-up fee due prior to January 1, 2016 and royalty based on net sales during the term of the License Agreement. The License Agreement provides for minimum annual royalty payments during the term. Zoom and Motorola mobility also agreed to other terms and conditions including quality provisions designed to protect the Motorola brand.

 (5) Segment and Geographic Information

The Company’s operations are classified as one reportable segment. The Company’s net sales by geographic region follow:

	Three Months		Three Months		Six Months		Six Months
	Ended		Ended		Ended		Ended
	June 30,	% of	June 30,	% of	June 30,	% of	June 30,	% of
	2015	Total	2014	Total	2015	Total	2014	Total
North America	$2,539,986	98%	$2,521,144	95%	$5,548,482	98%	$5,596,925	97%
Outside North America	52,309	2%	119,558	5%	103,262	2%	190,122	3%
Total	$2,592,295	100%	$2,640,702	100%	$5,651,744	100%	$5,787,047	100%

(6) Customer Concentrations

The Company sells its products primarily through high-volume retailers and distributors, Internet service providers, value-added resellers, PC system integrators, and original equipment manufacturers ("OEMs"). The Company supports its major accounts in their efforts to offer a well-chosen selection of attractive products and to maintain appropriate inventory levels.

Relatively few customers have accounted for a substantial portion of the Company’s revenues.  In the second quarter of 2015, three customers accounted for 76% of our total net sales with our largest customer accounting for 45% of our net sales. In the first six months of 2015, three customers accounted for 75% of the Company’s total net sales with our largest customer accounting for 45% of our net sales. At June 30, 2015, three customers accounted for 88% of our gross accounts receivable, with our largest customer representing 58% of our gross accounts receivable. In the second quarter of 2014, three customers accounted for 78% of our net sales with our largest customer accounting for 56% of our net sales. In the first six months of 2014, three customers accounted for 74% of our total net sales with our largest customer accounting for 56% of our net sales. At December 31, 2014, three customers accounted for 92% of our gross accounts receivable, with our largest customer representing 64% of our gross accounts receivable.

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

(7) Bank Credit Lines

On December 18, 2012, the Company entered into a Financing Agreement with Rosenthal & Rosenthal, Inc. (the “Financing Agreement”). The Financing Agreement provided for up to $1.75 million of revolving credit, subject to a borrowing base formula and other terms and conditions as specified in the Financing Agreement. The Financing Agreement continued until November 30, 2014 and automatically renews from year to year thereafter, unless sooner terminated by either party as specified in the Financing Agreement. The Lender shall have the right to terminate the Financing Agreement at any time by giving the Company sixty days’ prior written notice. Borrowings are secured by all of the Company assets including intellectual property. The Loan Agreement contained several covenants, including a requirement that the Company maintain tangible net worth of not less than $2.5 million and working capital of not less than $2.5 million. On March 25, 2014, the Company entered into an amendment to the Financing Agreement (the “Amendment”) with an effective date of January 1, 2013.  The Amendment clarified the definition of current assets in the Financing Agreement, reduced the size of the revolving credit line to $1.25 million, and revised the financial covenants so that Zoom is required to maintain tangible net worth of not less than $2.0 million and working capital of not less than $1.75 million.

The Company is required to calculate its covenant compliance on a quarterly basis. As of June 30, 2015, the Company was in compliance with its working capital covenant, but was not in compliance with its tangible net worth covenant. The covenant requires that the Company maintain tangible net worth of not less than $2.0 million. At June 30, 2015, the Company’s tangible net worth was approximately $1.839 million, $161 thousand less than the $2.0 million required to meet the requirement. The Company has received a waiver of such covenant for the period ending June 30, 2015.

At June 30, 2015 the Company's total current assets were $4.0 million, and current liabilities including $1.0 million bank debt were $2.2 million. The Company did not have any long-term debt at June 30, 2015.

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

Overview

We derive our net sales primarily from sales of Internet-related communication products including cable modem products, other broadband products, dial-up modems, and other communication products.  We sell these product to retailers, distributors, Internet Service Providers and Original Equipment Manufacturers. We sell our products through a direct sales force and through independent sales agents. All of our employees are located at our headquarters in Boston, Massachusetts and we have one sales consultant located in the United Kingdom.  We are experienced in electronics hardware, firmware, and software design and test, regulatory certifications, product documentation, and packaging; and we use that experience in developing each product in-house or in partnership with suppliers who are typically based in Asia. Electronic assembly and testing of the Company’s products in accordance with our specifications is typically done in China.

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

In recent years our net sales have been fairly flat. In response, we have cut costs by reducing staffing and some overhead costs.  Our total headcount was reduced from 27 on June 30, 2014 to 25 on June 30, 2015.  On June 30, 2015 we had 25 employees, 18 full-time, 5 who typically work four days per week, and 2 who typically work three days per week.  On June 30, 2014, we had 27 employees, 13 full-time, 11 who typically worked four days per week and 3 who typically worked three days per week.  On June 30, 2015, Zoom had 2 consultants, one in information systems and one in sales, who were not included in our headcount.  As of July 30, 2015 we had 25 full-time and part-time employees.  Of the 25 Zoom employees on July 30, 2015, 9 were engaged in research and development and quality control, 4 were involved in manufacturing oversight, purchasing, assembly, packaging and shipping, 7 were engaged in sales, marketing and technical support, and the remaining 5 performed accounting, administrative and executive functions. As of July 30, 2015, Zoom had 2 consultants, one in information systems and one in sales, who were not included in our headcount.  None of our employees is represented by a labor union.  On July 30, 2015, Zoom had 17 dedicated manufacturing personnel in Mexico who are employees of our Mexican manufacturing service provider and are not included in our headcount.

           On June 30, 2015 the Company had working capital of $1.8 million including $252 thousand in cash and cash equivalents.  On December 31, 2014 we had working capital of $2.1 million including $138 thousand in cash and cash equivalents. Our current ratio at June 30, 2015 was 1.8 compared to 2.1 at December 31, 2014.

On December 18, 2012, the Company entered into a Financing Agreement with Rosenthal & Rosenthal, Inc. (the “Financing Agreement”). The Financing Agreement provided for up to $1.75 million of revolving credit, subject to a borrowing base formula and other terms and conditions as specified in the Financing Agreement. The Financing Agreement continued until November 30, 2014 and automatically renews from year to year thereafter, unless sooner terminated by either party as specified in the Financing Agreement. Borrowings are secured by all of the Company assets including intellectual property. On March 25, 2014, the Company entered into an amendment to the Financing Agreement (the “Amendment”) with an effective date of January 1, 2013.  The Amendment clarified the definition of current assets in the Financing Agreement, reduced the size of the revolving credit line to $1.25 million, and revised the financial covenants such that we are required to maintain tangible net worth of not less than $2.0 million and working capital of not less than $1.75 million.

The Company is required to calculate its covenant compliance on a quarterly basis. As of June 30, 2015, the Company was in compliance with its working capital covenant, but was not in compliance with its tangible net worth covenant. The covenant requires that the Company maintain tangible net worth of not less than $2.0 million. At June 30, 2015, the Company’s tangible net worth was approximately $1.839 million, $161 thousand less than the $2.0 million required to meet the requirement. The Company has received a waiver of such covenant for the period ending June 30, 2015.

At June 30, 2015 the Company's total current assets were $4.0 million, and current liabilities including $1.0 million bank debt were $2.2 million. The Company did not have any long-term debt at June 30, 2015.

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

Product Returns. Products are returned by retail stores and distributors for inventory balancing, contractual stock rotation privileges, and warranty repair or replacements. We estimate the sales and cost value of expected future product returns of previously sold products. Our estimates for product returns are based on recent historical trends plus estimates for returns prompted by, among other things, announced stock rotations and announced customer store closings. Management reviews historical returns, current economic trends, and changes in customer demand and acceptance of our products when estimating sales return allowances. The estimate for future returns is recorded as a reserve against accounts receivable, a reduction in our net sales, and the corresponding change to inventory reserves and cost of sales. Product returns as a percentage of total shipments were 15.8% and 12.7% for the second quarter of 2015 and 2014, respectively.

Price Protection Refunds. We have a policy of offering price protection to certain of our retailer and distributor customers for some or all their inventory. Under the price protection policies, when we reduce our prices for a product, the customer receives a credit for the difference between the original purchase price and our reduced price for their unsold inventory of that product. Our estimates for price protection refunds are based on a detailed understanding and tracking by customer and by sales program. Estimated price protection refunds are recorded in the same period as the announcement of a pricing change. Information from customer inventory-on-hand reports or from direct communications with the customers is used to estimate the refund, which is recorded as a reduction of net sales and a reserve against accounts receivable. Reductions in our net sales due to price protection were negligible in both the second quarter of 2015 and the second quarter of 2014.

Sales and Marketing Incentives. Many of our retailer customers require sales and marketing support funding, usually set as a percentage of our sales in their stores. The incentives were reported as reductions in our net sales and were $24 thousand in the second quarter of 2015 and $20 thousand in the second quarter of 2014.

Consumer Mail-In and In-Store Rebates. Our estimates for consumer mail-in and in-store rebates are based on a detailed understanding and tracking by customer and sales program, supported by actual rebate claims processed by the rebate redemption centers plus an accrual for an estimated lag in processing at the redemption centers. The estimate for mail-in and in-store rebates is recorded as a reserve against accounts receivable and a reduction of net sales in the same period that the rebate obligation was triggered. Reductions in our net sales due to consumer rebates were $46 thousand in the second quarter of 2015 and $57 thousand in the second quarter of 2014.

To ensure that the sales, discounts, and marketing incentives are recorded in the proper period, we perform extensive tracking and documenting by customer, by period, and by type of marketing event. This tracking includes reconciliation to the accounts receivable records for deductions taken by our customers for these discounts and incentives.

Accounts Receivable Valuation. We establish accounts receivable valuation allowances equal to the above-discussed net sales adjustments for estimates of product returns, price protection refunds, consumer rebates, and general bad debt reserves. These allowances are reduced as actual credits are issued to the customer's accounts. Our bad-debt write-offs were negligible in both the second quarter of 2015 and the second quarter of 2014.

Inventory Valuation and Cost of Goods Sold. Inventory is valued at the lower of cost, determined by the first-in, first-out method, or market. We review inventories for obsolete slow moving products each quarter and make provisions based on our estimate of the probability that the material will not be consumed or that it will be sold below cost. Additional charges to inventory reserves related to obsolete and slow-moving products were negligible in the second quarter of 2015 and $26 thousand in the second quarter of 2014. Additionally, material product certification costs on new products are capitalized and amortized over the expected period of value of the respective products.

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

Results of Operations

Summary. Net sales were $2.59 million for the second quarter ended June 30, 2015 (“Q2 2015”), down 1.8% from $2.64 million for the second quarter of 2014 (“Q2 2014”). Zoom reported a net loss of $106 thousand or $0.01 per share for Q2 2015 compared to net loss of $107 thousand or $0.01 per share for Q2 2014. Net sales were $5.65 million for the six months ended June 30, 2015, down 2.3% from $5.79 million for the six months ended June 30, 2014. We had a net loss of $101 thousand for the six months ended June 30, 2015 compared to a net loss of $144 thousand for the six months ended June 30, 2014.  Loss per diluted share was $0.01 in the six months ended June 30, 2015 compared to $0.02 for the six months ended June 30, 2014.

Net Sales. Our total net sales for the second quarter of 2015 decreased $48 thousand or 1.8% from the second quarter of 2014, primarily due to lower sales for our dial-up, offset by increases in cable, and mobile broadband product categories.

Our total net sales for the first half of 2015 decreased $135 thousand or 2.3% from the first half of 2014, primarily due to lower sales for our dial-up and mobile broadband product categories, offset by increase in sales of our cable modem products.

Geographically, our North American sales continued their dominant share of our overall sales, going from 95% of our net sales in Q2 2014 to 98% in Q2 2015.  Sales outside North America declined from 5% of our net sales in Q2 2014 to 2% in Q2 2015.

In the second quarter of 2015, three customers accounted for 76% of our total net sales with our largest customer accounting for 45% of our net sales. In the first six months of 2015, three customers accounted for 75% of the Company’s total net sales with our largest customer accounting for 45% of our net sales. In the second quarter of 2014, three customers accounted for 78% of our net sales with our largest customer accounting for 56% of our net sales. In the first six months of 2014, three customers accounted for 74% of our total net sales with our largest customer accounting for 56% of our net sales.

Gross Profit. Gross profit was $852 thousand or 32.9% of net sales in Q2 2015, up from $800 thousand or 30.3% of net sales in Q2 2014.  Improvement in gross margin benefited from success in lowering the cost for one cable modem product.

Gross profit was $1.81 million for the first 6 months of 2015, up from gross profit of $1.73 million for the first 6 months of 2014. Our gross margin for the first 6 months of 2015 was 32.0%, up from our gross margin of 29.9% for the first 6 months of 2014.

Selling Expense. Selling expense was $384 thousand or 14.8% of net sales in the second quarter of 2015, up from $355 thousand or 13.4% of net sales in the second quarter of 2014. The increase of $29 thousand was primarily due increased advertising costs, partially offset by decreases in salary and commission expenses.  Selling expense was $793 thousand or 14.0% of net sales in the first half of 2015, up 12.0% from $708 thousand or 12.2% of net sales in the first half of 2014. The increase of $85 thousand was primarily due to increases in advertising expenses, offset by lower salaries and commission expenses.

General and Administrative Expense. General and administrative expense was $254 thousand or 9.8% of net sales in the second quarter of 2015, up from $238 thousand or 9.0% of net sales in the second quarter of 2014. The increase of $16 thousand was primarily due to increases in outside services and consulting costs. General and administrative expense was $504 thousand or 8.9% for the first half of 2015, down from $531 thousand or 9.2 % for the first half of 2014.  The decrease of $27 thousand was primarily due to decreases in salaries, reduced by an increase in outside services.

Research and Development Expense. Research and development expense was $293 thousand or 11.3% of net sales in the second quarter of 2015, up slightly from $290 thousand or 11.0% of net sales in the second quarter of 2014.  Research and development expense was $564 thousand or 10.0% of net sales in the first half of 2015, down 5.9% from $599 thousand or 10.3% of net sales in the first half of 2014.  The decrease of $35 thousand was due primarily to decreased product certification and salary costs, offset by increases in R&D material design costs.

Other Income (Expense). Other expense was $23 thousand in the second quarter of 2015 and $20 thousand in the second quarter of 2014, primarily due to interest expense related to our bank credit line. Other expense for the first half of 2015 was $46 thousand and $34 thousand in the first half of 2014, primarily due to interest expense in both periods.

Net Income (Loss). The net loss was $106 thousand for the second quarter of 2015, compared to net loss of $107 thousand for the second quarter of 2014. Zoom’s increase in gross profit partially offsets an increase in overall operating expenses.  The net loss was $101 thousand for the first half of 2015, compared to a net loss of $144 thousand for the first half of 2014.

Liquidity and Capital Resources

Zoom’s cash and cash equivalents balance on June 30, 2015 was $252 thousand, up $115 thousand from December 31, 2014.  Zoom’s maximum available line of credit was $1.25 million on June 30, 2015, of which bank debt outstanding under this line of credit was $1.04 million.  Zoom’s $557 thousand decrease in net accounts receivable and $199 thousand increase in bank debt increased cash, while a $482 thousand increase in net inventory, and net loss of $101 thousand decreased cash

 On June 30, 2015 the Company had working capital of $1.8 million including $252 thousand in cash and cash equivalents.  On December 31, 2014 we had working capital of $2.1 million including $138 thousand in cash and cash equivalents. Our current ratio at June 30, 2015 was 1.8 compared to 2.1 at December 31, 2014.

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

The Company is required to calculate its covenant compliance on a quarterly basis. As of June 30, 2015, the Company was in compliance with its working capital covenant, but was not in compliance with its tangible net worth covenant. The covenant requires that the Company maintain tangible net worth of not less than $2.0 million. At June 30, 2015, the Company’s tangible net worth was approximately $1.839 million, $161 thousand less than the $2.0 million required to meet the requirement. The Company has received a waiver of such covenant for the period ending June 30, 2015.

At June 30, 2015 the Company's total current assets were $4.0 million, and current liabilities including $1.0 million bank debt were $2.2 million. The Company did not have any long-term debt at June 30, 2015.

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

            As of June 30, 2015 we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

Our recent license agreement with Motorola has risks, including risks associated with our ability to successfully generate Motorola sales that are large enough to make our Motorola business profitable after we pay the minimum annual royalty payments required by the license agreement.  Our failure to successfully increase Motorola sales would have an adverse affect on our liquidity and financial results.

In May 2015 Zoom entered into an agreement to license the Motorola brand trademark for use with cable modem products in North America for five years starting with shipments January 2016.  In connection with this opportunity Zoom has an aggressive plan to introduce new Motorola brand cable modems and gateways in North America in early 2016.  Our product development plan will increase our costs and may result in cost overruns and delays.  If our sales of Motorola brand products do not meet our forecasts, this may result in excess inventory and a shortage of cash.  In addition, the license agreement includes substantial minimum annual royalty payments due by Zoom.  If we are unable to sell a sufficient number of Motorola brand products to offset these minimum royalty payments, our net income and cash position will be reduced and we may experience losses.

We may require additional funding, which may be difficult to obtain on favorable terms, if at all.

Over the next twelve months we may require additional funding if, for instance, we buy inventory and develop products in anticipation of significant Motorola sales, or if we experience losses. We currently have a $1.25 million line of credit from which we can borrow, and this line is subject to covenants that must be met.  It is not certain whether all or part of this line of credit will be available to us as time passes; and other sources of financing may not be available to us on a timely basis if at all, or on terms acceptable to us. If we fail to obtain acceptable additional financing when needed, we may not have sufficient resources to fund our normal operations; and this would have a material adverse effect on our business.

We may experience costs and senior management distractions due to patent-related matters.

Many of our products incorporate patented technology.  We attempt to license appropriate patents either directly or through our integrated circuit suppliers.  However, we are subject to costs and senior management distractions due to patent-related litigation.

On November 14, 2014, Concinnitas, LLC and Mr. George W. Hindman (collectively "Concinnitas") filed a complaint against the Company alleging infringement of U.S. Patent No. 7,805,542 (“the ’542 patent”) titled "“Mobile United Attached in a Mobile Environment that Fully Restricts Access to Data Received via Wireless Signal to a Separate Computer in the Mobile Environment.” The Complaint asserts that the Company sells "products and/or systems (including at least the [wireless router model no.] 4530)" that infringe the '542 patent. Concinnitas and the Company have executed a settlement agreement and the parties expect to soon file papers with the Court to dismiss this case.

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

Relatively few customers have accounted for a substantial portion of the Company’s revenues.  In the second quarter of 2015, three customers accounted for 76% of our total net sales with our largest customer accounting for 45% of our net sales. In the first six months of 2015, three customers accounted for 75% of the Company’s total net sales with our largest customer accounting for 45% of our net sales. At June 30, 2015, three customers accounted for 88% of our gross accounts receivable, with our largest customer representing 58% of our gross accounts receivable. In the second quarter of 2014, three customers accounted for 78% of our net sales with our largest customer accounting for 56% of our net sales. In the first six months of 2014, three customers accounted for 74% of our total net sales with our largest customer accounting for 56% of our net sales. At December 31, 2014, three customers accounted for 92% of our gross accounts receivable, with our largest customer representing 64% of our gross accounts receivable.

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

ZOOM TELEPHONICS, INC.
(Registrant)

Date: August 13, 2015	By:	/s/ Frank B. Manning
Frank B. Manning, President, Chief Executive Officer and Acting Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.