Form 10-Q
period 2015-09-30
Zoom Telephonics, Inc.
filed 2015-11-13
CIK 1467761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________

FORM 10-Q
______________

(Mark One)
  ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of September 30, 2015, was 13,271,303 shares.

ZOOM TELEPHONICS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ZOOM TELEPHONICS, INC.
Condensed Balance Sheets
(Unaudited)

ASSETS	September 30, 2015	December 31, 2014
Current assets
Cash and cash equivalents	$2,516,254	$137,637
Accounts receivable, net of allowances of $394,370 at September 30, 2015 and $381,234 at December 31, 2014	1,960,607	1,811,006
Inventories	1,387,809	1,724,507
Prepaid expenses and other current assets	463,792	270,263
Total current assets	6,328,462	3,943,413

Other assets	393,886	––
Equipment, net	89,846	67,142
Total assets	$6,812,194	$4,010,555

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank debt	$––	$840,585
Accounts payable	775,356	726,627
Accrued expenses	268,977	284,736
Total current liabilities	1,044,333	1,851,948

Total liabilities	1,044,333	1,851,948

Stockholders' equity
Common stock, $0.01 par value:
Authorized - 25,000,000 shares; issued and outstanding – 13,271,303 shares at September 30, 2015 and 7,982,704 shares at December 31, 2014	132,713	79,827
Additional paid-in capital	37,857,405	34,192,066
Accumulated deficit	(32,222,257)	(32,113,286)
Total stockholders' equity	5,767,861	2,158,607
Total liabilities and stockholders' equity	$6,812,194	$4,010,555

See accompanying notes.

ZOOM TELEPHONICS, INC.
Condensed Statements of Operations and
Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net sales	$3,367,838	$3,404,026	$9,019,582	$9,191,073
Cost of goods sold	2,267,235	2,479,624	6,110,159	6,534,514
Gross profit	1,100,603	924,402	2,909,423	2,656,559

Operating expenses:
Selling	418,017	352,900	1,210,809	1,060,736
General and administrative	306,827	257,645	810,556	788,307
Research and development	354,252	265,393	918,014	864,272
	1,079,096	875,938	2,939,379	2,713,315

Operating profit (loss)	21,507	48,464	(29,956)	(56,754)

Other income (expense):
Interest income	16	7	31	23
Other, net	(27,410)	(24,306)	(73,289)	(58,800)
Total other income (expense), net	(27,394)	(24,299)	(73,258)	(58,777)

Income (loss) before income taxes	(5,887)	24,165	(103,214)	(115,531)

Income taxes (benefit)	1,978	1,797	5,757	5,839

Net income (loss)	$(7,865)	$22,368	$(108,971)	$(121,370)

Other comprehensive income (loss):
Foreign currency translation adjustments	––	(4,339)	––	(2,234)

Total comprehensive income (loss)	$(7,865)	$18,029	$(108,971)	$(123,604)

Basic and diluted net income (loss) per share	$0.00	$0.00	$(0.01)	$(0.02)

Weighted average common and common equivalent shares:
Basic and diluted	8,519,051	7,982,704	8,167,187	7,982,704

See accompanying notes.

ZOOM TELEPHONICS, INC.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities:
Net income (loss)	$(108,971)	$(121,370)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	58,724	6,784
Stock based compensation	48,839	11,696
Provision for accounts receivable allowances	34	844
Provision for inventory reserves	22,913	86,846
Changes in operating assets and liabilities:
Accounts receivable	(149,635)	(325,118)
Inventories	313,785	201,488
Prepaid expenses and other assets	(623,529)	(34,085)
Accounts payable and accrued expenses	32,970	(41,612)
Net cash provided by (used in) operating activities	(404,870)	(214,527)

Investing activities:

Additions to equipment	(45,314)	(5,336)
Net cash provided by (used in) investing activities	(45,314)	(5,336)

Financing activities:
Net funds received from (paid to) bank credit lines	(840,585)	371,057
Proceeds from stock option exercise	19,425	––
Proceeds from private placement offering (net of issuance costs)	3,421,001	––
Proceeds from stock rights offering (net of issuance costs)	228,960	––
Net cash provided by (used in) financing activities	2,828,801	371,057

Effect of exchange rate changes on cash	––	(171)

Net change in cash	2,378,617	151,023

Cash and cash equivalents at beginning of period	137,637	55,393

Cash and cash equivalents at end of period	$2,516,254	$206,416

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$72,360	$58,201
Income taxes	$5,757	$5,839

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year. The Company has evaluated subsequent events from September 30, 2015 through the date of this filing and other than the amendment listed in Note 7, Bank Credit Lines, determined that there are no other events requiring recognition or disclosure in the financial statements.

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

In August 2015, the Financial Accounting Standards Board, (“FASB”) issued the Accounting Standards Update (“ASU”) No. 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”.  The amendments in this Update defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASC 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  The Company does not expect a material impact to the Company's financial condition, results of operations or cash flows from the adoption of this guidance.

 (2) Liquidity

Zoom’s cash balance on September 30, 2015 was $2.52 million compared to $138 thousand on December 31, 2014.  The Company raised approximately $3.65 million net in Q3 2015 from a $3.42 million private placement in September, whereby the Company sold an aggregate of 4,909,999 shares of common stock and a $229 thousand rights offering in July.  Zoom’s cash balance was also augmented by a $337 thousand decrease in net inventory. These increases were offset by a pay-down in the outstanding bank debt of $841 thousand, a $150 thousand increase in net accounts receivable and an overall net 9-month loss of $109 thousand.  As of September 30, 2015 Zoom had no bank debt, an available line of credit of $1.25 million, working capital of $5.28 million, and a current ratio of 6.1.

The Company is continuing to develop new products and to take other measures to increase sales.  In addition, on May 18, 2015, Zoom announced licensing of the Motorola trademark for cable modems and gateways for the USA and Canada for 5 years starting January 1, 2016.  The Company believes that this is likely to increase sales.  Increasing sales typically results in increased inventory and higher accounts receivable, both of which reduce cash. In order to support this anticipated sales growth, Zoom raised approximately $3.65 million net in Q3 2015.  Zoom believes that its existing financial resources along with its existing line of credit, with its maximum credit increased as planned, will be sufficient to fund operations for the foreseeable future if Zoom management's sales and operating profit expectations are met.

 (3) Inventories

Inventories consist of:	September 30, 2015	December 31, 2014
Materials	$468,578	$332,804
Work in process	22,383	––
Finished goods (including $142,600 and $85,600 held by customers at September 30, 2015 and December 31, 2014, respectively)	896,848	1,391,703
Total	$1,387,809	$1,724,507

The Company reviews inventory for obsolete and slow moving products each quarter and makes provisions based on our estimate of the probability that the material will not be consumed or that it will be sold below cost. The allowance for slow moving and obsolete inventory was $249,130 and $279,388 at September 30, 2015 and December 31, 2014, respectively.

 (4) Commitments and Contingencies

The Company is party to various lawsuits and administrative proceedings arising in the ordinary course of business. The Company evaluates such lawsuits and proceedings on a case-by-case basis, and its policy is to vigorously contest any such claims, which it believes, are without merit. The Company's management believes that the ultimate resolution of such matters will not materially and adversely affect the Company's business, financial position, results of operations or cash flows.

On November 14, 2014, Concinnitas, LLC and Mr. George W. Hindman (collectively "Concinnitas") filed a complaint against the Company alleging infringement of U.S. Patent No. 7,805,542 (“the ’542 patent”) titled "“Mobile United Attached in a Mobile Environment that Fully Restricts Access to Data Received via Wireless Signal to a Separate Computer in the Mobile Environment.” The Complaint asserts that the Company sells "products and/or systems (including at least the [wireless router model no.] 4530)" that infringe the '542 patent. Concinnitas and the Company have executed a settlement agreement.  On August 13, 2015, this case was closed following an order of dismissal with prejudice pursuant to a resolution of the dispute between Zoom and Concinnitas, LLC.

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

On May 14, 2015, Zoom entered into a License Agreement with Motorola Mobility LLC (the “License Agreement”).  The License Agreement provides Zoom with an exclusive license to use certain trademarks owned by Motorola Trademark Holdings, LLC. for the manufacture, sale and marketing of consumer cable modem products in the United States and Canada through certain authorized sales channels. The License Agreement has a five-year term beginning January 1, 2016 through December 31, 2020.

In connection with the License Agreement Zoom has agreed to pay Motorola Mobility a one-time set-up fee due prior to January 1, 2016 and a royalty based on net sales during the term of the License Agreement.  The License Agreement provides for significant minimum annual royalty payments during the term.  Zoom and Motorola Mobility also agreed to other terms and conditions including quality provisions designed to protect the Motorola brand.

In order to facilitate Zoom’s current and planned increase in production demand, driven in part by the launch of Motorola branded products, Zoom has committed with North American Production Sharing, Inc. (“NAPS”) to extend its existing lease used in connection with the Production Sharing Agreement (“PSA”) entered into between Zoom and NAPS.  The extension term is December 1, 2015 through November 30, 2018.  Also, the parties will lease additional space adjacent to its current space, which will double Zoom’s existing production capacity.  The term of the new lease for additional space will run from March 1, 2016 through November 30, 2018 with early access granted as of December 1, 2015.

 (5) Segment and Geographic Information

The Company’s operations are classified as one reportable segment. The Company’s net sales by geographic region follow:

	Three Months		Three Months		Nine Months		Nine Months
	Ended	% of	Ended	% of	Ended	% of	Ended	% of
	September 30, 2015	Total	September 30, 2014	Total	September 30, 2015	Total	September 30, 2014	Total
North America	$3,295,501	98%	$3,325,678	98%	$8,843,983	98%	$8,922,604	97%
Outside North America	72,337	2%	78,348	2%	175,599	2%	268,469	3%
Total	$3,367,838	100%	$3,404,026	100%	$9,019,582	100%	$9,191,073	100%

(6) Customer Concentrations

The Company sells its products primarily through high-volume retailers and distributors, Internet service providers, value-added resellers, PC system integrators, and original equipment manufacturers ("OEMs"). The Company supports its major accounts in their efforts to offer a well-chosen selection of attractive products and to maintain appropriate inventory levels.

Relatively few customers have accounted for a substantial portion of the Company’s revenues.  In the third quarter of 2015, three customers accounted for 79% of our total net sales with our largest customer accounting for 48% of our net sales. In the first nine months of 2015, three customers accounted for 77% of the Company’s total net sales with our largest customer accounting for 46% of our net sales. At September 30, 2015, three customers accounted for 90% of our gross accounts receivable, with our largest customer representing 61% of our gross accounts receivable. In the third quarter of 2014, three customers accounted for 72% of our net sales with our largest customer accounting for 51% of our net sales. In the first nine months of 2014, three customers accounted for 73% of our total net sales with our largest customer accounting for 54% of our net sales. At September 30, 2014 three customers accounted for 88% of our gross accounts receivable, with our largest customer representing 65% of our gross accounts receivable.

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

On October 29, 2015, subsequent to the close of the quarter, the Company entered into a second amendment to the Financing Agreement (the “Second Amendment”).  Retroactive to October 1, 2015, the Second Amendment eliminated $2,500 in monthly charges for the Financing Agreement.  Effective December 1, 2015, the Second Amendment reduces the effective rate of interest to 2.25% plus an amount equal to the higher of prime rate or 3.25%.

The Company is required to calculate its covenant compliance on a quarterly basis. As of September 30, 2015, the Company was in compliance with both its working capital and tangible net worth covenants. At September 30, 2015, the Company’s tangible net worth was approximately $5.4 million, while the Company’s working capital was approximately $5.3 million.

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

Overview

We derive our net sales primarily from sales of broadband communication products including cable modems, cable modem/routers, dial-up modems, and other communication products.  We sell these products to retailers, distributors, Internet Service Providers and Original Equipment Manufacturers. We sell our products through a direct sales force and through independent sales agents. All of our employees are located at our headquarters in Boston, Massachusetts and we have one sales consultant located in the United Kingdom.  We are experienced in electronics hardware, firmware, software design, test, regulatory certifications, product documentation, and packaging; we use that experience in developing each product in-house or in partnership with suppliers who are typically based in Asia. Electronic assembly and testing of the Company’s products in accordance with our specifications is typically done in China.

Since 1983 our headquarters has been near South Station in downtown Boston at 201 and 207 South Street. In December 2006, the Company sold its owned headquarters buildings in Boston, Massachusetts and leased back 25,200 square feet for two years expiring December 2008. In November 2008, the Company signed a lease amendment for its headquarters’ offices in Boston in the existing building to approximately 14,400 square feet for three years with a six-month termination option starting July 1, 2010. In May 2010 we signed a second lease amendment extending the term of the lease to April 30, 2016 with a six-month termination option starting December 1, 2011. In December 2011 we signed a third lease amendment reducing our leased space to 10,600 square feet effective June 1, 2012, with a corresponding decrease in lease expense.

For many years we performed most of the final assembly, test, packaging, warehousing and distribution at a production and warehouse facility on Summer Street in Boston, Massachusetts, which had also engaged in firmware programming for some products. We moved most of our Summer Street operations to a dedicated 35,575 square foot facility in Tijuana, Mexico in October 2006.  We moved these operations to a 10,800 square foot facility in Tijuana, Mexico in March 2009. In November 2014 we cancelled our existing lease and signed a one-year lease with five one-year renewal options thereafter for an adjacent 11,390 square foot facility.  In September 2015, Zoom extended the term of the lease from December 1, 2015 through November 30, 2018.  In September 2015, Zoom also signed a new lease for additional space in the adjacent building, which will double our existing capacity.  The term of the lease is from March 1, 2016 through November 30, 2018 with early access granted as of December 1, 2015.

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

Our total headcount was reduced from 26 on September 30, 2014 to 25 on September 30, 2015. As of October 28, 2015, Zoom had 26 full-time and part-time employees the increase coming from the hiring of Philip Frank, Board Director, as Chief Financial Officer. Of the 26 included in our headcount on October 28, 2015, nine were engaged in research and development and quality control. Four were involved in operations, which manages production, inventory, purchasing, warehousing, freight, invoicing, shipping, collections, and returns.  Seven were engaged in sales, marketing, and customer support.  The remaining six performed executive, accounting, administrative, and management information systems functions.  Zoom currently has 19 full-time employees and 7 employees working less than 5 days per week, typically 4 days per week. Our dedicated manufacturing personnel in Tijuana, Mexico are employees of our Mexican manufacturing service provider and not included in our headcount.  On September 30, 2015, Zoom had one consultant in sales and one consultant in information systems, neither of whom is included in our headcount.

Zoom’s cash balance on September 30, 2015 was $2.52 million compared to $138 thousand on December 31, 2014.  The company raised approximately $3.65 million net in Q3 2015 from a $3.42 million private placement in September and a $229 thousand rights offering in July.  Zoom’s cash balance was also augmented by a $337 thousand decrease in net inventory. These increases were offset by a pay-down of the outstanding bank debt of $841 thousand, a $150 thousand increase in net accounts receivable and an overall net 9-month loss of $109 thousand.  As of September 30, 2015 Zoom had no bank debt, an available line of credit of $1.25 million, working capital of $5.28 million, and a current ratio of 6.1.

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

On October 29, 2015, subsequent to the close of the quarter, the Company entered into a second amendment to the Financing Agreement (the “Second Amendment”).  Retroactive to October 1, 2015, the Second Amendment eliminated $2,500 in monthly charges for the Financing Agreement.  Effective December 1, 2015, the Second Amendment reduces the effective rate of interest to 2.25% plus an amount equal to the higher of prime rate or 3.25%.

The Company is required to calculate its covenant compliance on a quarterly basis. As of September 30, 2015, the Company was in compliance with both its working capital and tangible net worth covenants. At September 30, 2015, the Company’s tangible net worth was approximately $5.4 million, while the Company’s working capital was approximately $5.3 million.

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

We derive our net sales primarily from the sales of hardware products to four types of customers:

•	retailers of Internet access products,

•	distributors of Internet access products,

•	Internet service providers, and

•	original equipment manufacturers (OEMs)

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

Product Returns. Products are returned by retail stores and distributors for inventory balancing, contractual stock rotation privileges, and warranty repair or replacements. We estimate the sales and cost value of expected future product returns of previously sold products. Our estimates for product returns are based on recent historical trends plus estimates for returns prompted by, among other things, announced stock rotations and announced customer store closings. Management reviews historical returns, current economic trends, and changes in customer demand and acceptance of our products when estimating sales return allowances. The estimate for future returns is recorded as a reserve against accounts receivable, a reduction in our net sales, and the corresponding change to inventory reserves and cost of sales. Product returns as a percentage of total shipments were 10.0% and 10.5% for the third quarter of 2015 and 2014, respectively.

Price Protection Refunds. We have a policy of offering price protection to certain of our retailer and distributor customers. Under the price protection policies, when we reduce our prices for a product, the customer receives a credit for the difference between the original purchase price and our reduced price for their unsold inventory of that product. Our estimates for price protection refunds are based on a detailed understanding and tracking by customer and by sales program. Estimated price protection refunds are recorded in the same period as the announcement of a pricing change. Information from customer inventory-on-hand reports or from direct communications with the customers is used to estimate the refund, which is recorded as a reduction of net sales and a reserve against accounts receivable. Reductions in our net sales due to price protection were negligible in both the third quarter of 2015 and the third quarter of 2014.

Sales and Marketing Incentives. Many of our retailer customers require sales and marketing support funding, usually set as a percentage of our sales in their stores. The incentives were reported as reductions in our net sales and were $14 thousand in the third quarter of 2015 and $29 thousand in the third quarter of 2014.

Consumer Mail-In and In-Store Rebates. Our estimates for consumer mail-in and in-store rebates are based on a detailed understanding and tracking by customer and sales program, supported by actual rebate claims processed by the rebate redemption centers plus an accrual for an estimated lag in processing at the redemption centers. The estimate for mail-in and in-store rebates is recorded as a reserve against accounts receivable and a reduction of net sales in the same period that the rebate obligation was triggered. Reductions in our net sales due to the consumer rebates were negligible in the third quarter of 2015 and $32 thousand in the third quarter of 2014.

To ensure that the sales, discounts, and marketing incentives are recorded in the proper period, we perform extensive tracking and documenting by customer, by period, and by type of marketing event. This tracking includes reconciliation to the accounts receivable records for deductions taken by our customers for these discounts and incentives.

Accounts Receivable Valuation. We establish accounts receivable valuation allowances equal to the above-discussed net sales adjustments for estimates of product returns, price protection refunds, consumer rebates, and general bad debt reserves. These allowances are reduced as actual credits are issued to the customer's accounts. Our bad-debt write-offs were negligible in both the third quarter of 2015 and the third quarter of 2014.

Inventory Valuation and Cost of Goods Sold. Inventory is valued at the lower of cost, determined by the first-in, first-out method, or market. We review inventories for obsolete slow moving products each quarter and make provisions based on our estimate of the probability that the material will not be consumed or that it will be sold below cost. Additional charges to inventory reserves related to obsolete and slow-moving products were $45 thousand in the third quarter of 2015 and $49 thousand in the third quarter of 2014. Additionally, material product certification costs on new products are capitalized and amortized over the expected period of value of the respective products.

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

Significant management judgment is required in determining our provision for income taxes and any valuation allowances. We have recorded a 100% valuation allowance against our deferred income tax assets. It is management's estimate that, after considering all of the available objective evidence, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized. If we establish a record of continuing profitability, at some point we will be required to reduce the valuation allowance and recognize an equal income tax benefit, which will increase net income in that period.

As of December 31, 2014 the Company had federal net operating loss carry forwards of approximately $49.65 million, which are available to offset future taxable income. They are due to expire in varying amounts from 2018 to 2034. As of December 31, 2014, the Company had Massachusetts state net operating loss carry forwards of approximately $4.05 million, which are available to offset future taxable income. They are due to expire in varying amounts from 2031 through 2034.

Results of Operations

Summary. Net sales were $3.37 million for the third quarter ended September 30, 2015 (“Q3 2015”), down 1.1% from $3.40 million for Q3 2014.  Zoom reported a net loss of $8 thousand for Q3 2015 compared to a net profit of $22 thousand for Q3 2014. Zoom’s net sales of $9.02 million for the first nine months of 2015 were down 1.9% from net sales of $9.19 million for the first nine months of 2014. Zoom’s net loss was $109 thousand for the first nine months of 2015, down from a net loss of $121 thousand for the first nine months of 2014.

Net Sales. Our total net sales for the third quarter of 2015 decreased slightly from the third quarter of 2014, primarily due to continued decline in international markets. Our total net sales for the first nine months of 2015 decreased a modest $172 thousand or 1.9% from the first nine months of 2014.

Geographically, our North American sales continued their dominant share of our overall sales, holding stead at 98% of our net sales in the third quarter of 2015 and 98% in the third quarter of 2014.  Sales outside North America remained at 2% of our net sales in both the third quarter of 2015 and the third quarter of 2014.

In the third quarter of 2015, three customers accounted for 79% of our total net sales with our largest customer accounting for 48% of our net sales. In the first nine months of 2015, three customers accounted for 77% of the Company’s total net sales with our largest customer accounting for 46% of our net sales. At September 30, 2015, three customers accounted for 90% of our gross accounts receivable, with our largest customer representing 61% of our gross accounts receivable. In the third quarter of 2014, three customers accounted for 72% of our net sales with our largest customer accounting for 51% of our net sales. In the first nine months of 2014, three customers accounted for 73% of our total net sales with our largest customer accounting for 54% of our net sales. At September 30, 2014 three customers accounted for 88% of our gross accounts receivable, with our largest customer representing 65% of our gross accounts receivable.

Gross Profit. Gross profit was $1.10 million or 32.7% of net sales in Q3 2015, up from $0.92 million or 27.2% of net sales in Q3 2014.  Q3 2015 margins benefited from reduced product costs as Zoom introduced new lower-cost models of certain high-volume cable modem types. Zoom’s gross profit increased $252 thousand to $2.91 million for the first nine months of 2015 due primarily to reduced product costs for some cable modem products.

Selling Expense. Selling expense was $418 thousand or 12.4% of net sales in the third quarter of 2015, up 18.5% from $353 thousand or 10.4% of net sales in the third quarter of 2014. The increase of $65 thousand was primarily due to increased search advertising costs.  Selling expense was $1.21 million or 13.4% of net sales in the first nine months of 2015, up 14.1% from $1.06 million or 11.5% of net sales in the first nine months of 2014. The increase of $150 thousand was primarily due to considerably greater search advertising expenses in 2015.

General and Administrative Expense. General and administrative expense was $307 thousand or 9.1% of net sales in the third quarter of 2015, up 19.1% from $258 thousand or 7.6% of net sales in the third quarter of 2014. The increase of $49 thousand was primarily due to increases in stock option expenses and investor relations services. General and administrative expense was $0.81 million or 9.0% of net sales for the first nine months of 2015, up 2.8% from $0.79 million or 8.6% of net sales for the first nine months of 2014. The increase of $22 thousand was primarily due to increased stock option expenses and increased investor relations services.

Research and Development Expense. Research and development expense was $354 thousand or 10.5% of net sales in the third quarter of 2015, up 33.5% from $265 thousand or 7.8% of net sales in the third quarter of 2014. The $89 thousand increase in research and development expenses was primarily due to increased engineering personnel costs and industrial design costs.  Research and development expense was $918 thousand or 10.2% of net sales in the first nine months of 2015, up 6.2% from $864 thousand or 9.4% of net sales in the first nine months of 2014. The increase of $54 thousand was primarily due to increased engineering personnel costs and industrial design costs.

Operating Profit (Loss). Operating income was $22 thousand in the third quarter of 2015 versus operating income of $48 thousand in the third quarter of 2014, with an increase in gross profit of $176 thousand due to margin improvement offset by increased operating expenses of $203 thousand.  Operating loss for the first nine months of 2015 was $30 thousand versus an operating loss of $57 thousand for the first nine months of 2014, with the $253 thousand increase in gross profit offset by operating expense increases of $226 thousand.

Other Income (Expense). Other expense was $27 thousand in the third quarter of 2015 and was $24 thousand in the third quarter of 2014 due to interest expense related to our bank credit line. Other expense was $73 thousand in the first nine months of 2015 and was $59 thousand in the first nine months quarter of 2014 also due to interest expense related to our bank credit line.

Net Income (Loss). The net loss was $8 thousand for the third quarter of 2015, compared to a net profit of $22 thousand for the third quarter of 2014. The net loss was $109 thousand for the first nine months of 2015, compared to the net loss of $121 thousand for the first nine months of 2014.

Liquidity and Capital Resources

Zoom’s cash balance on September 30, 2015 was $2.52 million compared to $138 thousand on December 31, 2014.  The Company raised approximately $3.65 million net in Q3 2015 from a $3.42 million private placement in September and a $229 thousand rights offering in July.  Zoom’s cash balance was also augmented by a $337 thousand decrease in net inventory. These increases were offset by a pay-down in the outstanding bank debt of $841 thousand, a $150 thousand increase in net accounts receivable and an overall net 9-month loss of $109 thousand.  As of September 30, 2015 Zoom had no bank debt, an available line of credit of $1.25 million, working capital of $5.28 million, and a current ratio of 6.1.

The Company is continuing to develop new products and to take other measures to increase sales.  In addition, on May 18, 2015, Zoom announced licensing of the Motorola trademark for cable modems and gateways for the USA and Canada for 5 years starting January 1, 2016.  The Company believes that this is likely to increase sales.  Increasing sales typically results in increased inventory and higher accounts receivable, both of which reduce cash. In order to support this anticipated sales growth, Zoom raised approximately $3.65 million net in Q3 2015.  Zoom believes that its existing financial resources along with its existing line of credit, with its maximum credit increased as planned, will be sufficient to fund operations for the foreseeable future if Zoom management's sales and operating profit expectations are met.

Commitments

During the nine months ended September 30, 2015, other than commitments listed in footnote 4 to the attached financial statements, there were no material changes to our capital commitments and contractual obligations from those disclosed in our Form 10-K for the year ended December 31, 2014.

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

            As of September 30, 2015 we carried out an evaluation, under the supervision and with the participation of our management including both our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

In May 2015 Zoom entered into an agreement to license the Motorola brand trademark for use with cable modem products in North America for five years starting with shipments January 2016.  In connection with this opportunity Zoom has an aggressive plan to introduce new Motorola brand cable modems and gateways in North America in early 2016.  Our product development plan will increase our costs and may result in cost overruns and delays.  If our sales of Motorola brand products do not meet our forecasts, this may result in excess inventory and a shortage of cash.  In addition, the license agreement includes significant minimum annual royalty payments due by Zoom.  If we are unable to sell a sufficient number of Motorola brand products to offset these minimum royalty payments, our net income and cash position will be reduced and we may experience losses.

We may require additional funding, which may be difficult to obtain on favorable terms, if at all.

Over the next twelve months we may require additional funding if, for instance, we buy inventory and develop products in anticipation of significant Motorola sales, or if we experience losses. We currently have a $1.25 million line of credit from which we can borrow, and this line is subject to covenants that must be met and that may be terminated by the lender at any time upon sixty days prior notice.  It is not certain whether all or part of this line of credit will be available to us in the future; and other sources of financing may not be available to us on a timely basis if at all, or on terms acceptable to us. If we fail to obtain acceptable additional financing when needed, we may not have sufficient resources to fund our normal operations; and this would have a material adverse effect on our business.

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

Relatively few customers have accounted for a substantial portion of the Company’s revenues.  In the third quarter of 2015, three customers accounted for 79% of our total net sales with our largest customer accounting for 48% of our net sales. In the first nine months of 2015, three customers accounted for 77% of the Company’s total net sales with our largest customer accounting for 46% of our net sales. At September 30, 2015, three customers accounted for 90% of our gross accounts receivable, with our largest customer representing 61% of our gross accounts receivable. In the third quarter of 2014, three customers accounted for 72% of our net sales with our largest customer accounting for 51% of our net sales. In the first nine months of 2014, three customers accounted for 73% of our total net sales with our largest customer accounting for 54% of our net sales. At September 30, 2014 three customers accounted for 88% of our gross accounts receivable, with our largest customer representing 65% of our gross accounts receivable.

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

Our business will be harmed if Charter Communications acquires Time Warner Cable and Bright House Networks and extends its policy of not offering customers a savings when customers supply their own cable modem.

In applying for FCC approval of its proposed acquisition of Time Warner Cable and Bright House Networks, Charter Communications has stated that it will extend its practice of charging a single price for cable modem leasing and Internet service to the newly-acquired cable systems.  In its public filings, Charter has stated that it currently has about 4.8 million residential customers.  Charter has also stated that if the proposed transactions are consummated, Charter will acquire about 10.8 million residential customers from Time Warner Cable and about 2.5 million residential and business customers from Bright House Networks.  Zoom has filed an action at the FCC which asks that the FCC deny Charter’s application for the proposed acquisitions or, if the acquisitions are approved, that they be conditioned on offering cable modems and Internet service separately at individually stated prices.  Charter’s policy eliminates one of the major incentives for purchasing a cable modem, and thereby threatens cable modem sales by retailers and threatens Zoom as a supplier to these retailers. We believe our sales of cable modems will be significantly reduced if Charter is permitted to acquire Time Warner Cable and Bright House without having to change its cable modem pricing policies

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description
10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2015)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ZOOM TELEPHONICS, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZOOM TELEPHONICS, INC. (Registrant)

Date: November 13, 2015	By:	/s/ Frank B. Manning
Frank B. Manning, President (Principal Executive Officer)

Date: November 13, 2015	By:	/s/ PHILIP FRANK
Philip Frank, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.