Form 10-K
period 2015-12-31
Zoom Telephonics, Inc.
filed 2016-03-15
CIK 1467761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the common stock, $0.01 par value, of the registrant held by non-affiliates of the registrant as of June 30, 2015, based upon the last sale price of such stock on that date as reported by the OTCQB, was $10,642,122.

The number of shares outstanding of the registrant's common stock, $0.01 par value, as of February 29, 2016 was 13,580,303 shares.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the definitive proxy statement for our 2016 annual meeting of stockholders, which is to be filed within 120 days after the end of the fiscal year ended December 31, 2015, are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
_______________________________________

Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial terms, any statements of plans or objectives of management for future operations, any statements concerning proposed new products or licensing or collaborative arrangements, any statements regarding future economic or performance, any statement of assumptions underlying any of the foregoing.  These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to statements regarding:

●	our ability to generate sales of Motorola branded products sufficient to make that portion of our business profitable;

●	the sufficiency of our capital resources and the availability of debt and equity financing;

●	potential costs and senior management distraction associated with patent-related legal proceedings;

●	our reliance on a limited number of customers for a large portion of our revenue;

●	the effect of changes in cable service providers’ policy of offering discounts when customers supply their own modem;

●	product liability claims related to Connected Home products could harm our competitive position, results of operation and financial condition;

●	the effect of competing technologies and the potential decline in the demand for our products;

●	our reliance on sole-sourced manufacturers and component producers for a substantial percentage of our products;

●	fluctuations in foreign currency exchange rates that may adversely affect our business;

●	the uncertainty in global economic conditions;

●	our reliance on an outsourcing partner in Mexico;

●	our ability to succeed in the competitive broadband modem market;

●	the development of new competitive technologies, products and services to meet customer demand;

●	our ability to succeed in markets outside the US;

●	our ability to manage inventory levels and product returns;

●	our ability to produce sufficient quantities of quality products due to reliance on third party manufacturers;

●	the impact of long lead times for cable modem production;

●	the impact of competition on demand for our products and services;

●	the impact of changes in environmental and other regulations and on our ability to obtain necessary certifications for our products and services;

●	changes in laws or governmental regulations and industry standards impacting our products;

●	our reliance on the continued service of our Chief Executive Officer and other key employees; and

●	our ability to protect our intellectual property and operate without infringing the intellectual property of others.

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

PART I

ITEM 1 – BUSINESS

Overview

As used in the Annual Report on Form 10-K, the terms “we,” “us,” “our,” "Zoom” and the “Company” mean Zoom Telephonics, Inc. and its wholly owned subsidiary MTRLC LLC.

            Zoom Telephonics designs, produces, markets, sells, and supports Internet access and other communications-related products including cable modems, cable modem / routers, mobile broadband modems, Asymmetrical Digital Subscriber Line (“ADSL” or commonly “DSL”) modems, and dial-up modems. Our primary objective is to build upon our position as a leading producer of Internet access devices sold through sales channels that include many of the largest United States (“USA” or “US”) high-volume electronics retailers, and to take advantage of a number of trends in communications including higher data rates, increasing use of wireless technology for transmission of data, and increasing use of smartphones, tablets, and streaming media.

Broadband modems, especially cable modems, were Zoom’s highest revenue product category in both 2015 and 2014.  In response to demand for faster connection speeds and increased modem functionality, we have invested and continue to invest resources to advance our broadband modem product line.

Cable modems provide a high-bandwidth connection to the Internet through a cable that connects to the cable service provider’s managed broadband network. We began shipping cable modems in 2000. Our primary means of distribution to end-users in the US, our primary market, is through national retailers and distributors.  We have been selling cable modem products under the Zoom brand, and beginning in 2016 we have started offering cable modem products under the Motorola brand in the US and Canada.

Our mobile broadband products provide a high-bandwidth connection to the Internet through access to a mobile service provider’s mobile broadband network.  Zoom’s product line includes mobile broadband modems, mobile broadband routers, and mobile broadband modem/router combinations.

Our DSL modems provide a high-bandwidth connection to the Internet through a telephone line that typically connects to compatible DSL equipment that is typically managed by the DSL service provider. In past years Zoom has shipped a broad line of DSL modems. Zoom’s primary DSL product today includes a DSL modem and a 802.11n (“wireless-N”) router.

Our dial-up modems connect personal computers and other devices to the local telephone line for transmission of data, fax, voice, and other information. Our dial-up modems enable personal computers and other devices to connect to other computers and networks, including the Internet, at top data speeds up to 56,000 bits per second.  Zoom’s sales of dial-up modems, our largest source of revenues from the mid-eighties through 2010, are expected to continue their decline due to the ongoing adoption of broadband access.  Dial-up modems accounted for only 10.7% of Zoom’s sales in 2015 compared to 13.0% of Zoom’s sales in 2014.

Zoom’s product line also includes wireless products, including WiFi®-compatible wireless-N broadband gateways.  These products typically provide wireless communication between devices that are within a quarter mile or less of each other, depending on the specific product.

We are incorporated in Delaware under the name Zoom Telephonics, Inc.  Zoom Telephonics, Inc. was originally incorporated in New York in 1977 and changed its state of incorporation to Delaware in 1993.  MTRLC LLC, a wholly owned subsidiary of Zoom Telephonics, Inc., is a limited liability company organized in Delaware that focuses on the sale of our Motorola brand products. Our principal executive offices are located at 207 South Street, Boston, MA 02111, and our telephone number is (617) 423-1072.  Our Web site is at www.zoomtel.com.  Our common stock is traded on the Over-The-Counter market (“OTCQB”) under the symbol ZMTP.

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

Products

General

The vast majority of our products facilitate communication of data through the Internet. Our cable modems use the cable-TV cable and our DSL modems use the local telephone line to provide a high-speed link to the Internet. Our mobile broadband modems and our coming mobile broadband routers and sensors connect to the Internet through a mobile service provider’s mobile broadband network.  Our dial-up modems link computers, point-of-purchase terminals, or other devices to each other or the Internet through the traditional telephone network. Our router products may communicate with a broadband modem for access to the Internet, and they may also be used for local area network communications.  Our new Connected Home products will connect wireless sensors and controls to users through the Internet.

Cable Modems

We have obtained CableLabs® certification for our currently marketed cable modems, and these cable modems have also received a number of cable service provider certifications. The lengthy, expensive, and technically challenging certification process has been, and continues to be, a significant barrier to entry.

Zoom sells cable modems to end-users through retailers and cable service providers. While sales through the retail channel have been significant, they have been handicapped by the fact that all cable service providers offer cable modems directly with their service.  Our view is that cable service providers are required to separately state the non-subsidized rental fees of carrier-provided modems and to eliminate this fee if the consumer chooses to provide the modem.  Some cable service providers have not complied with these requirements, thereby hindering consumer choice and the retail modem market.  Nevertheless, Zoom has significant cable modem sales through retailers, often to end-users who want to eliminate a monthly cable modem rental charge from their cable service provider.

During 2015 Zoom’s cable modem revenues were primarily from four types of cable modems, all supporting Data Over Cable Service Interface Specification (“DOCSIS”) 3.0 with either 16 or 8 downstream channels and 4 upstream channels (“16x4” or “8x4”).  One product was an 8x4 cable modem bridge, one was a 16x4 cable modem bridge, one was an 8x4 cable modem gateway that included an N300 wireless-N router, and one was n 8x4 cable modem gateway that included an 802.11ac (“wireless-AC”) AC1900 router.  Zoom continues to develop cable modem products as technology within the cable service provider becomes updated for new generations of advanced products.

In May 2015 Zoom entered into an agreement to license certain Motorola trademarks from Motorola Trademark Holdings, LLC (“Motorola”) for cable modem products.  From January 1, 2016 through December 31, 2020 we are authorized to manufacture, sell and market consumer cable modem products through certain authorized sales channels using the Motorola trademarks.   The agreement includes numerous requirements intended to assure the quality and reputation of Motorola brand products.  In January 2016 Zoom, through its MTRLC LLC subsidiary, began shipping cable modems under the Motorola brand.  Zoom will also continue to ship Zoom brand cable modems, but these will be distinctly different from our Motorola brand cable modem products.

DSL Modems

Our DSL modems incorporate the ADSL standards that are currently most popular worldwide, including ADSL2/2+, G.dmt, G.Lite, and ANSI T1.413 issue 2.  Zoom currently sells one type of ADSL modem, which has an integrated wireless-N 4-port router using Broadcom Integrated Circuit (“IC”) technology.

Mobile Broadband Modems and Routers

During the second half of 2009 Zoom began shipping its first mobile broadband or “cellular” products, mobile broadband modems and wireless-N routers.  Zoom’s mobile broadband modems currently support AT&T, T-Mobile, and the majority of cellular service providers worldwide who use the Global System for Mobile Communications (“GSM”) standard for voice and data.   Zoom’s mobile broadband wireless-N desk and travel routers allow someone to plug in a mobile broadband GSM phone for Internet access, and to share that Internet access with computers, phones, and other devices with wireless-G or wireless-N capability.  In late 2010 Zoom expanded its mobile broadband line to include a modem with a top download speed of 14.4 Mbps, and to include the We3G portable modem/router.  In 2012 Zoom began shipping a mobile broadband modem/router that includes a voice port into which someone can plug a telephone to make and receive voice calls.  Zoom’s sales of mobile broadband modems and routers are currently small, but Zoom plans to ship new mobile broadband modems, routers, and multi-sensor products that could significantly increase Zoom’s mobile broadband product sales.  Zoom recently received AT&T certification for four cellular modems, and Zoom plans to focus on mobile broadband products that will typically be certified by AT&T, Verizon and other cellular service providers.

Dial-Up Modems

We have a broad line of dial-up modems with top data speeds up to 56,000 bps, available in external and internal models. Many of our external modems are designed to work with almost any terminal, computer, or operating system including Windows, Apple, Linux, and others. Personal Computer (“PC”) oriented internal modems are designed primarily for installation into the Peripheral Component Interconnect (“PCI”) slot, PCI-E slot, or PC card slot of IBM PC-compatibles. Embedded internal modems are designed to be embedded in PCs dedicated for a specific application, such as point-of-purchase terminals, kiosks, and set-top boxes.  We sell and market dial-up modems under the Zoom® and Hayes® brands, as well as selling unbranded or private labeled modems for some specific high-volume accounts.

Wireless Local Area Networking

In 2005 Zoom began shipping DSL modems with the 802.11g (“wireless-G”) standard. Starting in 2009, Zoom began shipping products that incorporate the extended range and higher data rate associated with the wireless-N and then later the wireless-AC wireless standards.  These products include wireless adapters and routers, as well as wireless routers integrated with a cable modems or DSL modems as discussed above.  Two of the wireless-N routers work with certain mobile broadband Universal Serial Bus (“USB”) modems and smartphones, and a third wireless-N router includes a mobile broadband modem.  Our line also includes a mobile broadband modem/router combination with a voice port.

Wireless Connected Home Products

“Connected Home” products typically allow monitoring and/or control of sensors and actuators in the home through a smartphone or some other Internet-connected device.  Zoom has developed significant technology in this area, but does not currently ship this type of product in volume.  Zoom remains committed to this area, and hopes to ship one or more Connected Home products in 2016.  Zoom believes that there is significant potential and market momentum for this type of product, but that there will be significant competition and risk.

 Products for Markets outside North America

Products for countries outside the US often differ from a similar product for the US due to different regulatory and certification requirements, country-specific phone jacks and AC power adapters, and language-related specifics. As a result, the introduction of new products into markets outside North America can be costly and time-consuming. In 1993 we introduced our first dial-up modem approved for selected Western European countries. Since then we have continued to expand our product offerings into markets outside North America. We have received regulatory certifications for, and are currently selling our products in a number of countries, including the US, the United Kingdom (“UK”), Spain, Canada, Vietnam, and some Latin American countries. We intend to continue to expand and enhance our product line for our existing markets and to seek certifications for the sale of new products outside the US.  However, the vast majority of our sales were in North America in 2015 and we expect that trend to continue in the near term.

Sales Channels

General

We sell our products primarily through high-volume retailers and distributors, Internet service providers, service providers, value-added resellers, PC system integrators, and Original Equipment Manufacturers ("OEMs"). We support our major accounts in their efforts to discern strategic directions in the market, to maintain appropriate inventory levels, and to offer a balanced selection of attractive products.

Relatively few customers have accounted for a substantial portion of the Company’s revenues.  In 2015 three customers accounted for 77% of the Company’s total net sales with our largest customer accounting for 46% of our net sales. At December 31, 2015, three customers accounted for 93% of our gross accounts receivable, with our largest customer representing 67% of our gross accounts receivable. In 2014 three customers accounted for 74% of our total net sales, with our largest customer accounting for 53% of our net sales. At December 31, 2014, three customers accounted for 92% of our gross accounts receivable, with our largest customer representing 64% of our gross accounts receivable.

Distributors and Retailers outside North America

In markets outside North America we sell and ship our products primarily to distributors.  We believe that sales growth outside North America will continue to require substantial additional investments of resources for product design and testing, regulatory certifications, native-language instruction manuals and software, packaging, sales support, and technical support. We have made this investment in the past for many countries, and we expect to make this investment for some countries and products in the future.   However, we anticipate that the vast majority of our sales in 2016 will come from the US, largely because the US has an unusually robust retail cable modem market.

North American High-volume Retailers and Distributors

In North America we reach the retail market primarily through high-volume retailers. Our North American retailers include Best Buy, Micro Center, Staples, Wal-Mart, and many others including Amazon and other Web-focused retailers.

We sell significant quantities of our products through distributors, who often sell to corporate accounts, retailers, service providers, value-added resellers, equipment manufacturers, and other customers. Our North American distributors include customers D&H Distributing, Ingram Micro, and Tech Data.

Internet and Telephone Service Providers

In past years our sales have included DSL modems sold to DSL service providers in the US and in some other countries. We plan to continue selling and supporting these customers. In addition, we will continue to offer some of our cable modem and mobile broadband products to service providers.

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

Sales, Marketing & Support

Our sales, marketing, and support are primarily managed from our headquarters in Boston, Massachusetts. In North America we sell our Zoom, Motorola, Hayes, and private-label dial-up modem products through Zoom's sales force and through commissioned independent sales representatives managed and supported by our own staff. Most service providers are serviced by Zoom's sales force. Worldwide technical support is primarily handled from our Boston headquarters.

We believe that Zoom, Motorola, Hayes, and Global Village are widely recognized brand names. We build upon our brand equity in a variety of ways, including cooperative advertising, product packaging, Web advertising, trade shows, and public relations.

We attempt to develop quality products that are user-friendly and require minimal support. We typically support our claims of quality with product warranties of one to two years, depending upon the product. To address the needs of end-users and resellers who require assistance, we have our own staff of technical support specialists.  They provide telephone support five days per week in English and Spanish. Our technical support specialists also maintain a significant Internet support facility that includes email, firmware and software downloads, and the SmartFacts™ Q&A search engine.

Research & Development

Our research and development efforts are focused on developing new products, enhancing the capabilities of existing products, and reducing production costs. We have developed close collaborative relationships with certain of our Original Design Manufacturer (“ODM”) suppliers and component suppliers. We work with these partners and other sources to identify and respond to emerging technologies and market trends by developing products that address these trends. In addition, we purchase modems and other chipsets that incorporate sophisticated technology from third parties, thereby eliminating the need for us to develop this technology in-house. We do however develop products in-house, including some modems and our Connected Home product line.

The Company’s costs on research and development were $1.3 million for 2015 and $1.1 million for 2014. As of December 31, 2015 we had 9 employees engaged primarily in research and development. Our research and development team performs electronics hardware design and layout, mechanical design, prototype construction and testing, component specification, firmware and software development, product testing, foreign and domestic regulatory certification efforts, end-user and internal documentation, and third-party software selection and testing.

Manufacturing & Suppliers

Our products are currently designed for high-volume automated assembly to help assure reduced costs, rapid market entry, short lead times, and reliability.  High-volume assembly typically occurs in China or Taiwan.  Our contract manufacturers and original design manufacturers typically obtain some or all of the material required to assemble the products based upon a Zoom Telephonics Approved Vendor List and Parts List. Our manufacturers typically insert parts onto the printed circuit board, with most parts automatically inserted by machine, solder the circuit board, and test the completed assemblies. The contract manufacturer sometimes performs final packaging. For the US and many other markets, packaging is often performed at our facilities in North America, allowing us to tailor the packaging and its contents for our customers immediately before shipping. This facility performs warehousing, shipping, quality control, finishing and some software updates from time to time.  We also perform circuit design, circuit board layout, and strategic component sourcing at our Boston headquarters. Wherever the product is built, our quality systems are used to help assure that the product meets our specifications.

Our North American facility is currently located in Tijuana, Mexico.  From time to time we experience certain challenges associated with the Tijuana facility, specifically relating to bringing products across the border between the US and Mexico.   We believe that this facility assists us in cost-effectively providing rapid response to the needs of our US customers.

Historically we have used one primary manufacturer for a given design. We sometimes maintain back-up production tooling at a second manufacturer for our highest-volume products. Our manufacturers are normally adequate to meet reasonable and properly planned production needs; but a fire, natural calamity, strike, financial problem, or other significant event at an assembler's facility could adversely affect our shipments and revenues. In 2015, our business was distributed between two primary cable modem suppliers.  As of the end of 2015, these two suppliers counted together provided 85% of our purchased inventory.  The loss of a key supplier, or a material adverse change in a key supplier’s business or in our relationship with a key supplier, could materially and adversely harm our business.

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

We are also subject to the Restriction of Hazardous Substances Directive (“RoHS”) and Consumer Electronics Control (“CEC”) rules discussed above, which affect component sourcing, product manufacturing, sales, and marketing.

Competition

The Internet access and networking industries are intensely competitive and characterized by aggressive pricing practices, continually changing customer demand patterns, rapid technological advances, and emerging industry standards. These characteristics result in frequent introductions of new products with added capabilities and features, and continuous improvements in the relative functionality and price of modems and other communications products. Our operating results and our ability to compete could be adversely affected if we are unable to:

●	successfully and accurately anticipate customer demand;

●	manage our product transitions, inventory levels, and manufacturing processes efficiently;

●	distribute or introduce our products quickly in response to customer demand and technological advances;

●	differentiate our products from those of our competitors; or

●	otherwise compete successfully in the markets for our products.

Some of our primary competitors by product group include the following:

●	Cable modem competitors: ARRIS, Belkin / Linksys, D-Link, Hon Hai Network Systems (formerly Ambit Microsystems), Netgear, SMC Networks, Technicolor, TP-Link and Ubee Interactive.

●	Dial-up modem competitors: Best Data, Hiro, Lite-On, Trendnet and US Robotics.

●
DSL modem competitors: ARRIS, 3Com, Actiontec, Airties, Asus, Aztech, Best Data, Belkin / Linksys, D-Link, Huawei, Netgear, Sagemcom (formerly Sagem), Siemens (formerly Efficient Networks), Techicolor, TP-Link, Westell, Xavi, and ZyXEL Communications.

●	Mobile broadband competitors: Cradlepoint, D-Link, Huawei, Netgear, Novatel Wireless, Sierra Wireless, and ZTE.

●	Networking competitors: Belkin / Linksys, Buffalo, D-Link, Netgear, TP-Link and Trendnet.

Many of our competitors and potential competitors have more extensive financial, engineering, product development, manufacturing, and marketing resources than we do.

The principal competitive factors in our industry include the following:

●	product performance, features, reliability and service;

●	price;

●	brand image;

●	product availability and lead times;

●	size and stability of operations;

●	breadth of product line and shelf space;

●	sales and distribution capability;

●	technical support and service;

●	product documentation and product warranties;

●	relationships with providers of broadband access services; and

●	certifications evidencing compliance with various requirements.

We believe we are able to provide a competitive mix of the above factors for our products, particularly when they are sold through retailers, computer product distributors, small to medium sized Internet service providers, and system integrators. We are less successful in selling directly to large telephone companies and other large providers of broadband access services.

Cable, DSL, and mobile broadband modems transmit data at significantly faster speeds than dial-up modems. Cable, DSL and mobile broadband, however, typically require a more expensive Internet access service. In addition, the use of DSL and cable modems is currently impeded by a number of technical and infrastructure limitations. We began shipping both cable and DSL modems in the year 2000. We have had some success in selling to smaller phone companies and to Internet service providers, but we have not sold significant quantities to large service providers.

Successfully penetrating the broadband modem market presents a number of challenges, including:

● The current limited retail market for broadband modems;

● The relatively small number of cable, telecommunications and Internet service providers that make up the majority of the market for broadband modems in the US, our largest market;

● The significant bargaining power and market dominance of these large volume purchasers;

● The time-consuming, expensive and uncertain certification processes of the various cable and DSL service providers; and

● The strong relationships with service providers enjoyed by some incumbent equipment providers, including ARRIS for cable modems and Huawei for DSL and mobile broadband modems.

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

In May 2015 we entered into an agreement to license certain Motorola brand trademarks for consumer cable modem products in the US and Canada through certain authorized sales channels using such trademarks beginning January 1, 2016 through December 31, 2020.

Backlog

Our backlog on February 29, 2016 was $0.4 million, and on February 28, 2015 was $0.5 million. Many orders included in backlog may be canceled or rescheduled by customers without significant penalty. Backlog as of any particular date should not be relied upon as indicative of our net sales for any future period.

Employees

As of February 29, 2016, Zoom had 32 full-time and part-time employees. Ten employees were engaged in research and development and quality control. Five employees were involved in operations, which manages production, inventory, purchasing, warehousing, freight, invoicing, shipping, collections, and returns.  Ten employees were engaged in sales, marketing, and customer support.  The remaining seven employees performed executive, accounting, administrative, and management information systems functions.  Zoom currently has 27 full-time employees and 5 employees working less than 5 days per week, typically 4 days per week. Our dedicated personnel in Tijuana, Mexico are employees of our Mexican service provider and not included in our headcount.  On February 29, 2016, Zoom had one consultant in sales and one consultant in information systems, neither of whom is included in our headcount.

Executive Officers

The names and biographical information of our current executive officers are set forth below:

Name	Age	Position with Zoom
Frank B. Manning	67	Chief Executive Officer, President, & Chairman of the Board
Terry Manning	64	Vice President of Sales and Marketing
Deena Randall	62	Vice President of Operations
Philip Frank	44	Chief Financial Officer & Director

Frank B. Manning is a co-founder of our company. Mr. Manning has been our president, chief executive officer, and a Director since May 1977. He has served as our chairman of the board since 1986. He earned his BS, MS and PhD degrees in Electrical Engineering from the Massachusetts Institute of Technology, where he was a National Science Foundation Fellow. From 1998 through late 2006 Mr. Manning was also a director of the Massachusetts Technology Development Corporation, a public purpose venture capital firm that invests in seed and early-stage technology companies in Massachusetts. Mr. Manning is the brother of Terry Manning, our vice president of sales and marketing. From 1999 to 2005 Mr. Frank Manning was a Director of Intermute, a company that Zoom co-founded and that was sold to Trend Micro Inc., a subsidiary of Trend Micro Japan. Mr. Manning was a Director of Unity Business Networks, a hosted VoIP service provider, from Zoom's investment in July 2007 until Unity’s acquisition in October 2009. From its inception until November 2010 Mr. Manning was also a director of Zoom Technologies, Inc. Mr. Manning’s extensive experience as our President and Chief Executive Officer, as well as his overall experience and professional skills in electronics and business, enable him to capably serve multiple roles at Zoom including President, Chief Executive Officer and Chairman of Zoom’s Board of Directors.

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

Philip Frank has been a Director of Zoom since September 22, 2015.  On October 14, 2015, Mr. Frank joined Zoom as Chief Financial Officer.  Mr. Frank is a technology executive with over 20 years of experience.  For the past ten years he worked for the Nokia Corporation’s Networks business, formerly Nokia Siemens Networks, based in London, UK.  At Nokia Networks, Mr. Frank was most recently the Global Head of Corporate Development and M&A.  Earlier in his career Mr. Frank was an executive with AT&T Wireless as well as having worked with global advisory firms Diamond Technology Partners and Accenture.  He received a Masters in Business Administration from the University of Michigan Ross School of Business.

ITEM 1A. – RISK FACTORS

The disclosure under the heading “Risk Factors” contained in Item 7 of this Annual Report on Form 10-K is incorporated by reference in this Item 1A.

ITEM 1B. – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

Since 1983 our headquarters has been near South Station in downtown Boston at 207 South Street. Our current lease for this facility expires on April 30, 2016.  We also lease a facility in Tijuana, Mexico.  In November 2014 we signed a one-year lease with five one-year renewal options thereafter for an 11,390 square foot facility in Tijuana, Mexico.  In September 2015, Zoom extended the term of the lease from December 1, 2015 through November 30, 2018.  In September 2015, Zoom also signed a new lease for additional space in the adjacent building, which doubles our existing capacity.  The term of the lease is from March 1, 2016 through November 30, 2018 with early access granted as of December 1, 2015.

ITEM 3 – LEGAL PROCEEDINGS

On January 30, 2015, Wetro LAN LLC ("Wetro LAN") filed a complaint against the Company alleging infringement of U.S. Patent No. 6,795,918 (“the ’918 patent”). The ’918 patent is titled “Service Level Computer Security.” Wetro LAN alleges that the Company’s wireless routers, including its Model 4501 Wireless-N Router, infringe the '918 patent. The case is in its early stages and on March 15th,  2016 the trial date was set by the judge for April 17, 2017.

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

PART II

ITEM 5 – MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the OTCQB under the symbol "ZMTP". The following table sets forth, for the periods indicated, the high and low sale prices per share of common stock, as reported by the OTCQB.

Fiscal Year Ended December 31, 2015	High	Low
First Quarter	$0.25	$0.16
Second Quarter	$1.07	$0.16
Third Quarter	$1.54	$0.70
Fourth Quarter	$2.43	$1.32
Fiscal Year Ended December 31, 2014	High	Low
First Quarter	$0.14	$0.11
Second Quarter	$0.20	$0.13
Third Quarter	$0.28	$0.14
Fourth Quarter	$0.25	$0.14

As of February 29, 2016, there were 13,580,303 shares of our common stock outstanding and 142 holders of record of our common stock.

Recent Sales of Unregistered Securities

On September 25, 2015, we entered into Subscription Agreements with accredited investors pursuant to which we sold an aggregate of 4,909,999 shares of our common stock at a purchase price of $0.70 per share.  The aggregate offering price was $3,437,000.

The shares of common stock issued in the transaction are restricted securities and may be sold only pursuant to Rule 144 or in another transaction exempt from the registration requirements under the Securities Act of 1933.  Pursuant to the terms of the Subscription Agreements, we are required to file a registration statement with the Securities and Exchange Commission to register for resale the shares of common stock sold in the offering.

The securities offered, issued and sold pursuant to the private placement were issued without registration and are subject to restrictions under the Securities Act of 1933, as amended, and the securities laws of certain states, in reliance on the private offering exemptions contained in Section 4(2) of the Securities Act of 1933 and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws as a transaction not involving a public offering.

Dividend Policy

We have never declared or paid cash dividends on our capital stock and do not plan to pay any cash dividends in the foreseeable future. Our current policy is to retain all of our earnings to finance future growth.

Repurchases by the Company

During 2015 we did not repurchase any shares of our common stock on our own behalf or for any affiliated purchaser.

Equity Compensation Plan Information

The information required by this Item 5 regarding securities authorized for issuance under our equity compensation plans is set forth in Part III, Item 12 of this report.

ITEM 6 – SELECTED FINANCIAL DATA

Not required.

ITEM 7 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements included elsewhere in this report and the information described under the caption "Risk Factors" below. Readers should also be cautioned that results of any reported period are often not indicative of results for any future period.

Overview

We derive our net sales primarily from sales of Internet access and other communications-related products, including cable modems, cable modem / routers, DSL modems and dial-up modems to retailers, distributors, Internet Service Providers and Original Equipment Manufacturers. We sell our products through a direct sales force and through independent sales agents. Our employees are located at our headquarters in Boston, Massachusetts.  We are experienced in electronics hardware, firmware, and software design and test, regulatory certifications, product documentation, and packaging; and we use that experience in developing each product in-house or in partnership with suppliers who are typically based in Asia. Electronic assembly and testing of the Company’s products in accordance with our specifications is typically done in Asia.

Since 1983 our headquarters has been near South Station in downtown Boston at 207 South Street. Our current lease for this facility expires on April 30, 2016.  We also lease a facility in Tijuana, Mexico. In November 2014 we signed a one-year lease with five one-year renewal options thereafter for a 11,390 square foot facility in Tijuana Mexico.  In September 2015, Zoom extended the term of the lease from December 1, 2015 through November 30, 2018.  In September 2015, Zoom also signed a new lease for additional space in the adjacent building, which doubles our existing capacity.  The term of the lease is from March 1, 2016 through November 30, 2018 with early access granted as of December 1, 2015.

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

As of February 29, 2016, Zoom had 32 full-time and part-time employees. Ten employees were engaged in research and development and quality control. Five employees were involved in operations, which manages production, inventory, purchasing, warehousing, freight, invoicing, shipping, collections, and returns.  Ten employees were engaged in sales, marketing, and customer support.  The remaining seven employees performed executive, accounting, administrative, and management information systems functions.  Zoom currently has 27 full-time  employees and 5 employees working less than 5 days per week, typically 4 days per week. Our dedicated personnel in Tijuana, Mexico are employees of our Mexican service provider and not included in our headcount.  On February 29, 2016, Zoom had one consultant in sales and one consultant in information systems, neither of whom is included in our headcount.

Critical Accounting Policies and Estimates

Following is a discussion of what we view as our more significant accounting policies and estimates. As described below, management judgments and estimates must be made and used in connection with the preparation of our consolidated financial statements. We have identified areas where material differences could result in the amount and timing of our net sales, costs, and expenses for any period if we had made different judgments or used different estimates.

Revenue Recognition.  We primarily sell hardware products to our customers. The hardware products include dial-up modems, DSL modems, cable modems, voice over IP products, and wireless and wired networking equipment.

We derive our net sales primarily from the sales of hardware products to four types of customers:

●	computer peripherals retailers,

●	computer product distributors,

●	Internet service providers, and

●	original equipment manufacturers.

We recognize hardware net sales for our customers at the point when the customers take legal ownership of the delivered products. Legal ownership passes from Zoom to the customer based on the contractual Free on Board (“FOB”) point specified in signed contracts and purchase orders, which are both used extensively. Many of our customer contracts or purchase orders specify FOB destination. We verify the delivery date on all significant FOB destination shipments made during the last 10 business days of each quarter.

Our net sales of hardware include reductions resulting from certain events that are characteristic of the sales of hardware to retailers of computer peripherals. These events are product returns, certain sales and marketing incentives, price protection refunds, and consumer mail-in and in-store rebates. Each of these is accounted for as a reduction of net sales based on detailed management estimates, which are reconciled to actual customer or end-consumer credits on a monthly or quarterly basis.

               Product Returns. Products are returned by retail stores and distributors for inventory balancing, contractual stock rotation privileges, and warranty repair or replacements. We estimate the sales and cost value of expected future product returns of previously sold products. Our estimates for product returns are based on recent historical trends plus estimates for returns prompted by, among other things, announced stock rotations and announced customer store closings. Management reviews historical returns, current economic trends, and changes in customer demand and acceptance of our products when estimating sales return allowances. The estimate for future returns is recorded as a reserve against accounts receivable, a reduction in our net sales, and the corresponding change to inventory reserves and cost of sales. Product returns as a percentage of total shipments were 12.2% and 11.5%, respectively, for 2015 and 2014.

Price Protection Refunds. We have a policy of offering price protection to certain of our retailer and distributor customers for some or all their inventory. Under the price protection policies, when we reduce our prices for a product, the customer receives a credit for the difference between the original purchase price and our reduced price for their unsold inventory of that product. Our estimates for price protection refunds are based on a detailed understanding and tracking by customer and by sales program. Estimated price protection refunds are recorded in the same period as the announcement of a pricing change. Information from customer inventory-on-hand reports or from direct communications with the customers is used to estimate the refund, which is recorded as a reduction of net sales and a reserve against accounts receivable. Reductions in our net sales due to price protection were $132 thousand in 2015 and $67 thousand in 2014.

Sales and Marketing Incentives. Many of our retailer customers require sales and marketing support funding, usually set as a percentage of our sales in their stores. The incentives were reported as reductions in our net sales and were $56 thousand in 2015 and $96 thousand in 2014.

Consumer Mail-In and In-Store Rebates.  Our estimates for consumer mail-in and in-store rebates are based on a detailed understanding and tracking by customer and sales program, supported by actual rebate claims processed by the rebate redemption centers plus an accrual for an estimated lag in processing at the redemption centers. The estimate for mail-in and in-store rebates is recorded as a reserve against accounts receivable and a reduction of net sales in the same period that the rebate obligation was triggered. Reductions in our net sales due to the rebates were $100 thousand in 2015 and $180 thousand in 2014.

To ensure that the sales, discounts, and marketing incentives are recorded in the proper period, we perform extensive tracking and documenting by customer, by period, and by type of marketing event. This tracking includes reconciliation to the accounts receivable records for deductions taken by our customers for these discounts and incentives.

Accounts Receivable Valuation. We establish accounts receivable valuation allowances equal to the above-discussed net sales adjustments for estimates of product returns, price protection refunds, consumer rebates, and general bad debt reserves. These allowances are reduced as actual credits are issued to the customer's accounts. Our bad-debt write-offs were negligible for both 2015 and 2014.

Inventory Valuation and Cost of Goods Sold.  Inventory is valued at the lower of cost, determined by the first-in, first-out method, or market. We review inventories for obsolete and slow moving products each quarter and make provisions based on our estimate of the probability that the material will not be consumed or that it will be sold below cost. Additional charges related to obsolete and slow-moving products were $18 thousand in 2015 and $82 thousand in 2014.

Valuation and Impairment of Deferred Tax Assets. As part of the process of preparing our consolidated financial statements we estimate our income tax expense and deferred income tax position. This process involves the estimation of our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not likely, we establish a valuation allowance. Changes in the valuation allowance are reflected in the statement of operations.

Significant management judgment is required in determining our provision for income taxes and any valuation allowances. We have recorded a 100% valuation allowance against our deferred income tax assets. It is management's estimate that, after considering all of the available objective evidence, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized. If we establish a record of continuing profitability, at some point we will be required to reduce the valuation allowance and recognize an equal income tax benefit that will increase net income in that period(s).

As of December 31, 2015 the Company had federal net operating loss carry forwards of approximately $50,691,000 some or all of which should be available to offset future taxable income if it occurs. These net operating loss carry forwards are due to expire in varying amounts from 2018 to 2035. As of December 31, 2015 the Company had Massachusetts state net operating loss carry forwards of approximately $5,097,000 that are available to offset future taxable income. They are due to expire in varying amounts from 2031 through 2035.

Results of Operations

Zoom’s net sales of $10.8 million for the fiscal year ended December 31, 2015 (“FY 2015”) were down 9.3% from net sales of $11.9 million for the fical year ended December 31, 2014 (“FY 2014”). Zoom reported a net loss of $833 thousand for FY 2015 compared to a net profit of $122 thousand for FY 2014. Gross margin was $3.4 million for FY 2015, down $89 thousand from $3.5 million for FY 2014. Gross margin improved to 31.5% in FY 2015 from 29.3% in FY 2014 as a result of supplier optimization resulting in reduced product costs for our core cable modem products.  These improved product costs helped offset the effect of sales declines on overall gross margin in FY 2015 when compared to FY 2014.

The following table sets forth certain financial data as a percentage of net sales for the periods indicated.

	Years Ended December 31,
	2014	2015
Net sales	100.0%	100.0%
Cost of goods sold	70.7	68.5
Gross profit	29.3	31.5
Operating expense:
Selling	12.2	14.6
General and administration	8.8	11.4
Research and development	9.5	12.4
Total operating expenses	30.5	38.4
Operating profit (loss)	(1.2)	(6.9)
Other income (expense):
Other, net	2.3	(0.8)
Total other income (expense)	2.3	(0.8)
Income (loss) before income taxes	1.1	(7.7)
Income taxes (benefit)	0.1	0.1

Net income (loss)	1.0%	(7.7)%

 Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

The following is a discussion of the major categories of our consolidated statement of operations, comparing the consolidated financial results for the year ended December 31, 2015 with the year ended December 31, 2014.

Net Sales. Our total net sales decreased year-over-year by $1.1 million or 9.3%. In both 2015 and 2014 we primarily generated our sales by selling broadband and dial-up modems via retailers, distributors, and Internet Service Providers. Zoom sales of Dial-up modems decreased $380 thousand or 24.8%. Our Broadband modems, Wireless and Other Products sales decreased year-over-year by $731 thousand or 7.1%. Decreases in sales were driven by continued shift in sales of older dial-up modems to cable modems and other broadband technologies as well as ongoing competition in the broadband categories.

Zoom focuses on maintaining appropriate inventory levels. We have also reviewed our obsolete inventory reserve. Zoom determines its inventory reserve for obsolete and slow moving products by reviewing for each Zoom product its past and forecasted sales, open sales orders, customer inventory levels, planned product changes, and anticipated price drops.  Zoom takes a reserve if this data suggests that Zoom is likely to need to sell a product's inventory below its current inventory cost in order to sell the product’s entire inventory within the next 12 months.

	Year 2014 Sales $000	Year 2015 Sales $000	Change $000	Change %
Dial-up	$1,537	$1,157	$(380)	(24.8)%
Broadband, Wireless and Other Products	10,364	9,633	(731)	(7.1)%
Total Net Sales	$11,901	$10,790	$(1,111)	(9.3)%

 As shown in the table below our net sales in North America decreased $1.0 million to $10.6 million in 2015 from $11.6 million in 2014. The sales in North America continue to reflect a shift in sales from dial-up modems to cable modems and other broadband products. Our net sales outside of North America were $0.2 million in 2015 compared to $0.3 million in 2014, a 40.1% decrease.    Generally Zoom’s lower sales outside North America reflect the fact that cable modems are sold successfully through retailers in the US but not in most countries outside the US, due primarily to variations in government regulations.

	Year 2014 Sales $000	Year 2015 Sales $000	Change $000	Change %
North America	$11,564	$10,588	$(976)	(8.4)%
Outside North America	337	202	(135)	(40.1)%
Total Net Sales	$11,901	$10,790	$(1,111)	(9.3)%

Relatively few customers have accounted for a substantial portion of the Company’s revenues.  In 2015 three customers accounted for 77% of the Company’s total net sales with our largest customer accounting for 46% of our net sales. At December 31, 2015, three customers accounted for 93% of our gross accounts receivable, with our largest customer representing 67% of our gross accounts receivable. In 2014 three customers accounted for 74% of our total net sales, with our largest customer accounting for 53% of our net sales. At December 31, 2014, three customers accounted for 92% of our gross accounts receivable, with our largest customer representing 64% of our gross accounts receivable.

Because of our customer concentration, our net sales and operating income could fluctuate significantly due to changes in political or economic conditions or the loss, reduction of business, or less favorable terms for any of our significant customers.

Gross Profit. Gross profit was $3.4 million for FY 2015, down $89 thousand from $3.5 million for FY 2014. Gross margin improved to 31.5% in FY 2015 from 29.3% in FY 2014 as a result of reduced product costs for our core cable modem products.

Operating Expense. Total operating expense increased by $511 thousand from $3.6 million in 2014 to $4.1 million in 2015. Total operating expense as a percentage of net sales increased from 30.5% in 2014 to 38.4% in 2015.  The table below illustrates the change in operating expense.

Operating Expense	Year 2014 Sales $000	% Net Sales	Year 2015 Sales $000	% Net Sales	Change $000	% Change
Selling expense	$1,446	12.2%	$1,571	14.6%	$125	8.7%
General and administrative expense	1,052	8.8%	1,229	11.4%	177	16.8%
Research and development expense	1,133	9.5%	1,342	12.4%	209	18.5%
Total operating expense	$3,631	30.5%	$4,142	38.4%	$511	14.1%

Selling Expense. Selling expense increased to $1.6 million in 2015 from $1.4 million in 2014. Selling expense as a percentage of net sales was 14.6% in 2015 and 12.2% in 2014. The $125 thousand increase in selling expense was due primarily to increased advertising expenses.

General and Administrative Expense. General and administrative expense increased to $1.2 million in 2015 from $1.1 million in 2014. General and administrative expense as a percentage of net sales was 11.4% in 2015 and 8.8% in 2014. The $177 thousand increase in general and administration expense was primarily due to increased expenses for personnel and for professional fees related to actively working with the Federal Communications Commission (“FCC”) to insure consumer friendly and transparent pricing for cable modems with cable TV operators.

Research and Development Expense.  Research and development expense increased to $1.3 million in 2015 from $1.1 million in 2014.  Research and development expense as a percentage of net sales increased to 12.4% in 2015 from 9.5% in 2014. The $209 thousand increase in research and development expense was primarily due to increased product development and personnel expenses.

Other Income (Expense).  Other income (expense), net was $(86) thousand in 2015, primarily due to loan related interest expense. Other income (expense), net was $269 thousand in 2014, primarily due to recognition of foreign currency translation gains of $361 thousand previously reported as accumulated other comprehensive income in Stockholders Equity section of Balance Sheet, $(77) thousand in interest expense, and $(15) thousand in miscellaneous expense.

Income Tax Expense (Benefit). We recorded income tax from our operations in Mexico, which was negligible in both 2014 and 2015.

Liquidity and Capital Resources

On December 31, 2015 we had working capital of $4.4 million including $1.8 million in cash and cash equivalents. On December 31, 2014 we had working capital of $2.1 million including $138 thousand in cash and cash equivalents. Our current ratio at December 31, 2015 was 3.6 compared to 2.1 at December 31, 2014.

The Company raised $3.65 million net in 2015 from a $3.42 million private placement in September and a $229 thousand rights offering in July.  Zoom’s cash balance was also augmented by a $697 thousand increase in accounts payable, and a $732 thousand decrease in net accounts receivable. These increases were offset by a pay-down in the outstanding bank debt of $841 thousand, a $1.1 million increase in net inventory and a 12-month loss of $833 thousand.  As of December 31, 2015 Zoom had no bank debt, a maximum available line of credit of $1.25 million, working capital of $4.4 million, and a current ratio of 3.6.  In 2014, the Company’s operating activities used $411 thousand in cash, primarily due to $361 thousand recognized foreign currency gains previously reported in Accumulated Other Comprehensive Income on the Consolidated Balance Sheets, and $137 thousand increase in accounts receivable.

On May 18, 2015, the Company announced licensing of the Motorola trademark for cable modems and gateways for the US and Canada for 5 years starting January 1, 2016.  In order to support anticipated sales growth, the Company raised approximately $3.65 million net in Q3 2015.  The Company believes that its existing financial resources along with its existing line of credit, with the potential to increase the maximum credit limit, will be sufficient to fund operations for the foreseeable future if the Company management's sales and operating profit expectations are met.

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

On October 29, 2015, the Company entered into a second amendment to the Financing Agreement (the “Second Amendment”).  Retroactive to October 1, 2015, the Second Amendment eliminated $2,500 in monthly charges for the Financing Agreement.  Effective December 1, 2015, the Second Amendment reduces the effective rate of interest to 2.25% plus an amount equal to the higher of prime rate or 3.25%.

The Company is required to calculate its covenant compliance on a quarterly basis. As of December 31, 2015, the Company was in compliance with both its working capital and tangible net worth covenants. At December 31, 2015, the Company’s tangible net worth was approximately $4.6 million, while the Company’s working capital was approximately $4.4 million.

Off-Balance Sheet Arrangements

In 2006 the Company entered into a maquiladora agreement with North American Production Sharing, Inc (“NAPS”). This agreement provides that NAPS provide certain personnel and other services for a production facility in Mexico on our behalf. In order to facilitate Zoom’s current and planned increase in production demand, driven in part by the launch of Motorola branded products, Zoom has entered into a first amendment to the Production Sharing Agreement (“PSA”). This amendment extends its existing agreement through September 25, 2019. Any related assets, liabilities, or expenses are reported in the accompanying financial statements.  Additionally, the Company is obligated to pay future minimum required royalty payments associated with certain licensing agreements which are not included in our balance sheet.

Risk Factors

Risks Related to Our Business

Our recent license agreement with Motorola has risks, including risks associated with our ability to successfully generate Motorola sales that are large enough to make our Motorola business profitable after we pay the minimum annual royalty payments required by the license agreement.  Our failure to successfully increase Motorola sales would have an adverse effect on our liquidity and financial results.

In May 2015 Zoom entered into an agreement to license the Motorola brand trademark for use with cable modem products in North America for five years starting with shipments January 2016.  In connection with this opportunity, Zoom has an aggressive plan to introduce new Motorola brand cable modems and gateways in North America in early 2016.  Our product development plan has and will continue to increase our costs and may result in cost overruns and delays.  If our sales of Motorola brand products do not meet our forecasts, this may result in excess inventory and a shortage of cash.  In addition, the license agreement includes significant minimum quarterly royalty payments due by Zoom.  If we are unable to sell a sufficient number of Motorola brand products to offset these minimum royalty payments, our net income and cash position will be reduced and we may experience losses.

We may require additional funding, which may be difficult to obtain on favorable terms, if at all.

Over the next twelve months we may require additional funding if, for instance, we buy inventory and develop products in anticipation of significant Motorola sales, if our sales are lower than forecast, or if we experience losses. We currently have a $1.25 million line of credit from which we can borrow; and this line is subject to covenants that must be met and may be terminated by the lender at any time upon sixty days prior notice.  It is not certain whether all or part of this line of credit will be available to us in the future; and other sources of financing may not be available to us on a timely basis if at all, or on terms acceptable to us. If we fail to obtain acceptable additional financing when needed, we may not have sufficient resources to fund our normal operations; and this would have a material adverse effect on our business.

We may experience costs and senior management distractions due to patent-related matters.

Many of our products incorporate patented technology.  We attempt to license appropriate patents either directly or through our integrated circuit suppliers.  However, we are subject to costs and senior management distractions due to patent-related litigation.

On January 30, 2015, Wetro LAN LLC ("Wetro LAN") filed a complaint against the Company alleging infringement of U.S. Patent No. 6,795,918 (“the ’918 patent”). The ’918 patent is titled “Service Level Computer Security.” Wetro LAN alleges that the Company’s wireless routers, including its Model 4501 Wireless-N Router, infringe the '918 patent. The case is in its early stages and on March 2016 the trial date was set by the judge for April 17, 2017.

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

Relatively few customers have accounted for a substantial portion of the Company’s revenues.  In 2015 three customers accounted for 77% of the Company’s total net sales with our largest customer accounting for 46% of our net sales. At December 31, 2015, three customers accounted for 93% of our gross accounts receivable, with our largest customer representing 67% of our gross accounts receivable. In 2014 three customers accounted for 74% of our total net sales, with our largest customer accounting for 53% of our net sales. At December 31, 2014, three customers accounted for 92% of our gross accounts receivable, with our largest customer representing 64% of our gross accounts receivable.

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

Our business will be harmed if Charter Communications (“Charter”) acquires Time Warner Cable and Bright House Networks and extends its policy of not offering customers a savings when customers supply their own cable modem.

In applying for FCC approval of its proposed acquisition of Time Warner Cable and Bright House Networks, Charter has stated that it will extend its practice of charging a single price for cable modem leasing and Internet service to the newly-acquired cable systems.  In its public filings, Charter has stated that it currently has about 4.8 million residential customers.  Charter has also stated that if the proposed transactions are consummated, Charter will acquire about 10.8 million residential customers from Time Warner Cable and about 2.5 million residential and business customers from Bright House Networks.  Zoom has filed an action at the FCC which asks that the FCC deny Charter’s application for the proposed acquisitions or, if the acquisitions are approved, that they be conditioned on offering cable modems and Internet service separately at individually stated prices.  Charter’s policy eliminates one of the major incentives for purchasing a cable modem, and thereby threatens cable modem sales by retailers and threatens Zoom as a supplier to these retailers. We believe our sales of cable modems will be significantly reduced if Charter is permitted to acquire Time Warner Cable and Bright House Networks without having to change its cable modem pricing policies.

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

The market for Internet access products and services has many competing technologies, and the demand for certain of our products and services is declining.

If we are unable to grow demand for our broadband and dial-up modems or other products, we may be unable to sustain or grow our business. The market for high-speed communications products and services has a number of competing technologies. For instance, Internet access can be achieved by using a standard telephone line with an appropriate modem and dial-up or DSL service; using a cable TV line with a cable modem and cable modem service; or using a mobile broadband modem and mobile broadband service. We currently sell products that include all these technologies. The introduction of new products by competitors, market acceptance of competing products based on new or alternative technologies, or the emergence of new industry standards have in the past rendered and could continue to render our products less competitive or even obsolete.

Our reliance on sole suppliers or limited sources of supply could materially harm our business.

 We obtain certain key parts, components, and equipment from sole or limited sources of supply. In 2015, we had two suppliers that provided 85% of our purchased inventory.  Also, as examples, the vast majority of our broadband modems use Broadcom chipsets and the vast majority of our dial-up modems use Conexant chipsets.  The loss of the services of any of our significant suppliers or a material change in their business or their relationship with us could harm our business and operating results.  In the past we have experienced long lead-times and significant delays in receiving shipments of modem chipsets from our sole source suppliers. We may experience similar delays in the future. In addition, some products may have other components that are available from only one source. If we are unable to obtain a sufficient supply of components from our current sources, we would experience difficulties in obtaining alternative sources or in altering product designs to use alternative components. Resulting delays or reductions in product shipments could damage relationships with our customers, and our customers could decide to purchase products from our competitors. Inability to meet our customers’ demand or a decision by one or more of our customers to purchase products from our competitors could harm our operating results.

Fluctuations in the foreign currency exchange rates in relation to the US dollar could have a material adverse effect on our operating results.

Changes in currency exchange rates that increase the relative value of the US dollar may make it more difficult for us to compete with foreign manufacturers on price, may reduce our foreign currency denominated sales when expressed in dollars, or may otherwise have a material adverse effect on our sales and operating results. A significant increase in our foreign currency denominated sales would increase our risk associated with foreign currency fluctuations. A weakness in the US dollar relative to the Mexican peso and various Asian currencies, especially the Chinese renminbi (“RMB”), could increase our product costs. Fluctuations in the currency exchange rates have, and may continue to, adversely affect our operating results.

The current uncertainty in global economic conditions could negatively affect our business, results of operations, and financial condition.

The current uncertainty in global economic conditions has resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit, equity and fixed income markets. There could be a number of follow-on effects from these economic developments on our business, including unavailability of credit, insolvency of key suppliers resulting in product delays; customer insolvencies; rapid changes to the foreign currency exchange rates; decreased customer confidence; and decreased customer demand.  Any of these events, or any other events caused by the recent financial crisis, may have a material adverse effect on our business, operating results, and financial condition.

Capacity constraints in our Mexican operations could reduce our sales and revenues and hurt customer relationships.

We rely on our Mexican operations to finish and ship most of the products we sell. Since moving our operations to our Mexican facility we have experienced and may continue to experience constraints on our capacity as we address challenges related to operating our new facility, such as hiring and training workers, creating the facility’s infrastructure, developing new supplier relationships, complying with customs and border regulations, and resolving shipping and logistical issues. Our sales and revenues may be reduced and our customer relationships may be impaired if we continue to experience constraints on our capacity. We are working to minimize capacity constraints in a cost-effective manner, but there can be no assurance that we will be able to adequately minimize capacity constraints.

Our reliance on a business processing outsourcing partner to conduct our operations in Mexico could materially harm our business and prospects.

In connection with the move of most of our North American operations to Mexico, we rely on a business processing outsourcing partner to hire, subject to our oversight, the team for our Mexican operations, provide the selected facility described above, and coordinate many of the ongoing logistics relating to our operations in Mexico. Our outsourcing partner’s related functions include acquiring the necessary Mexican permits, providing the appropriate Mexican operating entity, assisting in customs clearances, and providing other general assistance and administrative services in connection with the ongoing operation of the Mexican facility. Our outsourcing partner’s performance of these obligations efficiently and effectively is critical to the success of our operations in Mexico. Failure of our outsourcing partner to perform its obligations efficiently and effectively could result in delays, unanticipated costs or interruptions in production, delays in deliveries to our customers or other harm to our business, results of operation, and liquidity. Moreover, if our outsourcing arrangement is not successful, we cannot assure our ability to find an alternative production facility or outsourcing partner to assist in our operations in Mexico or our ability to operate successfully in Mexico without outsourcing or similar assistance.

We believe that our future success will depend in large part on our ability to more successfully penetrate the broadband modem markets, which have been challenging markets, with significant barriers to entry.

We believe that our future success depends in large part on our ability to penetrate the broadband modem markets including cable and mobile broadband. These markets have significant barriers to entry. Although some cable, and mobile broadband modems are sold at retail, the high volume purchasers of these modems are concentrated in a relatively few large cable, telephone, and mobile broadband service providers which offer broadband modem services to their customers. These customers, particularly cable and mobile broadband services providers, also have extensive and varied certification processes for modems to be approved for use on their network. These certifications are expensive and time consuming, and they continue to evolve. Successfully penetrating the broadband modem market therefore presents a number of challenges including: the current limited retail market for broadband modems; the relatively small number of cable, telecommunications and Internet service provider customers that make up the bulk of the market for broadband modems in certain countries, including the US; the significant bargaining power of these large volume purchasers; the time consuming, expensive, uncertain and varied certification process of the various cable service providers; the savings if any offered to customers who use their own modem instead of one supplied by the service provider; and the strong relationships with cable service providers enjoyed by incumbent cable equipment providers like ARRIS.

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

Our product cycles tend to be short and we may incur significant non-recoverable expenses or devote significant resources to sales that do not occur when anticipated. Therefore, the resources we devote to product development, sales and marketing may not generate material net sales for us. In addition, short product cycles have resulted in and may in the future result in excess and obsolete inventory, which has had and may in the future have an adverse effect on our results of operations. In an effort to develop innovative products and technology, we have incurred and may in the future incur substantial development, sales, marketing, and inventory costs. If we are unable to recover these costs, our financial condition and operating results could be adversely affected. In addition, if we sell our products at reduced prices in anticipation of cost reductions and we still have higher cost products in inventory, our business would be harmed and our results of operations and financial condition would be adversely affected.

Our international operations are subject to a number of risks that could harm our business.

Currently our business is significantly dependent on our operations outside the US, particularly the production of substantially all of our products. Through the third quarter of 2015, sales outside North America were only 2% of our net sales.  However, almost all of our manufacturing operations are now located outside of the US.  The inherent risks of international operations could harm our business, results of operation, and liquidity. For instance, our operations in Mexico are subject to the challenges and risks associated with international operations, including those related to integration of operations across different cultures and languages, and economic, legal, political and regulatory risks. In addition, fluctuations in the currency exchange rates have had, and may continue to have, an adverse effect on our operating results. The types of risks faced in connection with international operations include, among others: regulatory and communications requirements and policy changes; currency exchange rate fluctuations, including changes in value of the Mexican peso relative to the US dollar; cultural differences; reduced control over staff and other difficulties in staffing and managing foreign operations; reduced protection for intellectual property rights in some countries; political and economic changes and disruptions; governmental currency controls; shipping costs; strikes and work slowdowns at ports or other locations in the supply path; and import, export, and tariff regulations.  Almost all of our products are built in mainland China or Taiwan, so these products are subject to numerous risks including currency risk and economic, legal, political and regulatory risks.

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

If we fail to effectively manage our inventory levels, there could be a material and adverse effect on our liquidity and our business.

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

Cable modems and other broadband modems represented 89% of Zoom’s net sales during 2015.  These products have experienced long lead-times due to certain component production lead-times of up to 20 weeks and due to manufacturer-related delays, and these long lead times may significantly reduce our potential sales.

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

The jurisdiction of the FCC, extends to the entire US communications industry including our customers and their products and services that incorporate our products. Our products are also required to meet the regulatory requirements of other countries throughout the world where our products and services are sold. Obtaining government certifications is time-consuming and costly. In the past, we have encountered delays in the introduction of our products, such as our cable modems, as a result of government certifications. We may face further delays if we are unable to comply with governmental regulations. Delays caused by the time it takes to comply with regulatory requirements may result in cancellations or postponements of product orders or purchases by our customers, which would harm our business.

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

Our ability to compete is heavily affected by our ability to protect our intellectual property. We rely primarily on trade secret laws, confidentiality procedures, patents, copyrights, trademarks, and licensing arrangements to protect our intellectual property. The steps we take to protect our technology may be inadequate. Existing trade secret, trademark and copyright laws offer only limited protection. Our patents could be invalidated or circumvented. We have more intellectual property assets in some countries than we do in others. In addition, the laws of some foreign countries in which our products are or may be developed, manufactured or sold may not protect our products or intellectual property rights to the same extent as do the laws of the US. This may make the possibility of piracy of our technology and products more likely. We cannot ensure that the steps that we have taken to protect our intellectual property will be adequate to prevent misappropriation of our technology.

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

Risks Related to the Securities Market and Our Common Stock

The market price of our common stock may be volatile and trading volume may be low.

The market price of our common stock could fluctuate significantly for many reasons, including, without limitation: as a result of the risk factors listed in this annual report on Form 10-K; actual or anticipated fluctuations in our operating results; regulatory changes that could impact our business; and general economic and industry conditions. Shares of our common stock are quoted on the OTC Markets Group, OTCQB. The lack of an active market may impair the ability of holders of our common stock to sell their shares of common stock at the time they wish to sell them or at a price that they consider reasonable. The lack of an active market may also reduce the fair market value of the shares of our common stock.

We do not expect to pay any dividends in the foreseeable future.

We do not expect to declare dividends in the foreseeable future. We currently intend to retain cash to support our operations and to finance the growth and development of our business. There can be no assurance that we will have, at any time, sufficient surplus under Delaware law to be able to pay any dividends.

Our directors, executive officers and principal stockholders own a significant percentage of our shares, which will limit your ability to influence corporate matters.

Our directors, executive officers and certain other principal stockholders owned approximately 44% percent of our outstanding Common Stock as of February 29, 2016. Accordingly, these stockholders could have a significant influence over the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of our other stockholders. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

In 2015 we adopted an Internal Revenue Code Section 382 stockholder rights plan which could discourage potential acquisition proposals and could prevent, deter or delay a change in control of our company.

In November 2015 we adopted an Internal Revenue Code Section 382 stockholder rights plan (the “Rights Plan”) with the purpose of reducing the likelihood of an unintended “ownership change” and thus assisting in preserving the value of the tax benefits associated with our accumulated net operating losses.  The Rights Plan could have the effect, either alone or in combination provisions of our certificate of incorporation or Delaware law, of preventing, deterring or delaying a change in control of our company, even if a change in control would be beneficial to our stockholders.

Our ability to use our net operating losses (“NOLs”) may be negatively affected if there is an “ownership change” as defined under Section 382 of the Internal Revenue Code.

We currently have approximately $50.7 million in federal NOLs. These deferred tax assets are currently fully reserved.  Under Internal Revenue Code Section 382 rules, if a change of ownership is triggered, our ability to use our NOLs can be negatively affected if there is an “ownership change” as defined under Internal Revenue Code Section 382. In general, an ownership change occurs whenever there is a shift in ownership by more than 50 percentage points by one or more 5% stockholders over a specified time period (generally three years). Given Internal Revenue Code Section 382’s broad definition, an ownership change could be the unintended consequence of otherwise normal market trading in the Company’s stock that is outside of the Company’s control. Similar plans have been adopted by a number of companies holding similar significant tax assets over the past several years.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 8 – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ZOOM TELEPHONICS, INC.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A – CONTROLS AND PROCEDURES

 Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2015 we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Judgments by management are also required in evaluating the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the US. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015.  In making this assessment, our management used the criteria set forth in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that as of December 31, 2015, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but are not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal year ended December 31, 2015 that have materially or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item appears under the caption "Our Executive Officers" in Part 1, Item 1 -- Business, and under the captions "Election of Directors", "Board of Directors”, "Code of Ethics" and " Section 16(a) Beneficial Ownership Compliance " in our definitive proxy statement for our 2016 annual meeting of stockholders which will be filed with the SEC within 120 days after the close of our fiscal year, and is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

Information required by this item appears under the captions "Executive Compensation," and "Directors' Compensation", in our definitive proxy statement for our 2016 annual meeting of stockholders that will be filed with the SEC within 120 days after the close of our fiscal year, and is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We maintain a number of equity compensation plans for employees, officers, directors and others whose efforts contribute to our success. The table below sets forth certain information as of our fiscal year ended December 31, 2015 regarding the shares of our common stock available for grant or granted under stock option plans that (i) were approved by our stockholders, and (ii) were not approved by our stockholders.

Equity Compensation Plan Information.

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options	Weighted-Average Exercise Price Of Outstanding Options	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	2,761,500	$0.39	3,438,500

Equity compensation plans not approved by security holders	---	---	---
Total:	2,761,500	$0.39	3,438,500

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

The additional information required by this Item 12 of Form 10-K is hereby incorporated by reference to the information in our Definitive Proxy Statement for our 2016 annual meeting of Stockholders to be filed with the SEC within 120 days after the close of our fiscal year and is incorporated herein by reference.

ITEM 13 – CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Any information required by this item may appear under the caption "Certain Relationships and Related Transactions" and “Board of Directors” in our Definitive Proxy Statement for our 2016 annual meeting of Stockholders to be filed with the SEC within 120 days after the close of our fiscal year and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Marcum LLP served as our independent registered public accounting firm for fiscal years 2014 and 2015.  The table below shows the aggregate fees that the Company paid or accrued for the audit and other services provided by Marcum LLP for the fiscal years ended December 31, 2014 and December 31, 2015:

FEE CATEGORY	2014	2015
Audit fees (1)	$116,280	$117,420
Audit-related fees (2)	––	14,240
Tax fees (3)	––	––
Total fees	$116,280	$131,660

———————
(1)
Audit Fees. Consists of fees billed for professional services rendered for the audit of Zoom’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory filings and engagements.

(2)
Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Zoom’s consolidated financial statements and are not reported under "Audit Fees".  For 2015, fees are related to a stock rights offering and private placement.

(3)	Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. Marcum LLP has not performed tax services for the Company.

All services rendered by Marcum LLP for fiscal years 2014 and 2015 were permissible under applicable laws and regulations, and were pre-approved by the Audit Committee.

PART IV

ITEM 15 – EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES *

(a)		Consolidated Financial Statements, Schedules and Exhibits:

	(1),(2)	The consolidated financial statements and required schedules are indexed on page F-1.

	(3)	Exhibits required by the Exhibit Table of Item 601 of SEC Regulation S-K. (Exhibit numbers refer to numbers in the Exhibit Table of Item 601.)

2.1
Separation and Distribution Agreement by and between Zoom Technologies, Inc. and Zoom Telephonics, Inc. (incorporated by reference to annex B of the preliminary proxy statement filed by Zoom Technologies, Inc. May 13, 2009).*

3.1
Form of Amended and Restated Certificate of Incorporation of Zoom Telephonics, Inc. (incorporated by reference to Exhibit 3.1 to Zoom Telephonics, Inc. Registration Statement on Form 10, filed with the Commission on September 4, 2009). *

	3.2	Amendment to Amended and Restated Certificate of Incorporation of Zoom Telephonics, Inc. (incorporated by the reference to Exhibit 3.1 to the Form 8-K filed by the Company on November 18, 2015)*

	3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by the Company on November 18, 2015)*

	3.4	By-Laws of Zoom Telephonics, Inc. (incorporated by referenced to Exhibit 3.2 to Zoom Telephonics, Inc. Registration Statement on Form 10 filed with the Commission on September 4, 2009).*

4.1
Section 382 Rights Agreement, dated as of November 18, 2015, between Zoom Telephonics, Inc. and Computershare Trust Company, N.A., which includes the Form of Certificate of Designation of Series A Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Company on November 18, 2015)*

	10.1	Zoom Telephonics, Inc. 2009 Stock Option Plan (incorporated by reference to Appendix B to the Definitive Proxy Statement filed with the Commission on April 30, 2013).* **

	10.2	Zoom Telephonics, Inc. 2009 Directors Stock Option Plan (incorporated by reference to Appendix C to the Definitive Proxy Statement filed with the Commission on April 30, 2013).* **

	10.3	Form of director option grant pursuant to Zoom Telephonics, Inc. 2009 Directors Stock Option Plan (incorporated by reference to Exhibit 4.3 to the Form 8-K dated December 16, 2009).* **

10.4	Form of incentive stock option grant pursuant to Zoom Telephonics, Inc. 2009 Stock Option Plan (incorporated by reference to Exhibit 4.4 to the Form 8-K dated December 16, 2009).* **

10.5	Form of non-qualified stock option grant pursuant to Zoom Telephonics, Inc. 2009 Stock Option Plan (incorporated by reference to Exhibit 4.5 to the Form 8-K dated December 16, 2009).*

10.6
Standard lease by and between 201-207 South Street LLC and Zoom Telephonics, Inc. on December 22, 2006 to lease space for 24 months for headquarters offices (incorporated by reference to Exhibit 10.18 to Zoom Technologies, Inc.’s Annual Report on Form 10-K on March 30, 2007)*

10.7
First Amendment to Lease, Surrender and Extension Agreement dated November 11, 2008 between 201-207 South Street LLC and Zoom Telephonics, Inc. (incorporated by reference to Exhibit 10.29 to Zoom Technologies, Inc.’s Annual Report on Form 10-K on March 12, 2009)*

10.8	Binding Lease Amendment dated May 24, 2010 (incorporated by reference to Exhibit 10.1 to the 10-Q filed on August 13, 2010)*

10.9
Third Amendment to Lease and Surrender Agreement, dated as of December 1, 2011, between 201-207 South Street LLC and Zoom Telephonics, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 13, 2012)*

10.10	Severance Agreement between Zoom Telephonics, Inc. and Frank B. Manning (incorporated by reference to Exhibit 10.1 to the 10-Q filed on May 14, 2010)* **

10.11	Severance Agreement between Zoom Telephonics, Inc. and Deena Randall (incorporated by reference to Exhibit 10.3 to the 10-Q filed on May 14, 2010)* **

10.12	Severance Agreement between Zoom Telephonics, Inc. and Terry Manning (incorporated by reference to Exhibit 10.4 to the 10-Q filed on May 14, 2010)* **

10.13	Financing Agreement, dated December 18, 2012, between Zoom Telephonics, Inc. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K dated December 21, 2012)*

10.14
Intellectual Property Security Agreement, dated December 18, 2012, between Zoom Telephonics, Inc. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K dated December 21, 2012)*

10.15
Amendment dated March 25, 2014, effective January 1, 2013 to Financing Agreement, dated December 18, 2012, between Zoom Telephonics, Inc. and Rosehthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on November 3, 2015)*

10.16
Amendment dated October 29, 2015, effective January 1, 2013, to Financing Agreement, dated December 18, 2012, between Zoom Telephonics, Inc. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on November 3, 2015)*

10.17	Form of Common Stock Subscription Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company on September 28, 2015)*

21.1	Subsidiaries

23.1	Independent Registered Public Accounting Firm’s Consent

31.1	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ZOOM TELEPHONICS, INC. (Registrant)

Date: March 15, 2016	By:	/s/ Frank B. Manning
Frank B. Manning, President (Principal Executive Officer)

Date: March 15, 2016	By:	/s/ PHILIP FRANK
Philip Frank, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
President, Chief Executive Officer and Chairman of the Board
/s/ Frank B. Manning	(Principal Executive Officer)	March 15, 2016
Frank B. Manning
Chief Financial Officer and Director
/s/ Philip Frank	(Principal Financial Officer)	March 15, 2016
Philip Frank

/s/ Robert Crowley	Director	March 15, 2016
Robert Crowley

/s/ Joseph Donovan	Director	March 15, 2016
Joseph Donovan

/s/ Peter R. Kramer	Director	March 15, 2016
Peter R. Kramer

/s/ George Patterson	Director	March 15, 2016
George Patterson

ZOOM TELEPHONICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Stockholders
of Zoom Telephonics, Inc.

We have audited the accompanying consolidated balance sheets of Zoom Telephonics, Inc. and its wholly owned subsidiary (together the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zoom Telephonics, Inc. and its wholly owned subsidiary as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

MARCUM LLP Boston, Massachusetts March 15, 2016

ZOOM TELEPHONICS, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2015 and 2014

	December 31,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$1,846,704	$137,637
Accounts receivable, net of allowances of $483,349 and $381,234 at December 31, 2015 and 2014, respectively	1,079,145	1,811,006
Inventories, net	2,784,610	1,724,507
Prepaid expenses and other current assets	381,205	270,263
Total current assets	6,091,664	3,943,413

Equipment, net	205,132	67,142
Other assets	573,049	––

Total assets	$6,869,845	$4,010,555

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank credit line	$––	$840,585
Accounts payable	1,423,503	726,627
Accrued expenses	292,756	284,736
Total current liabilities	1,716,259	1,851,948

Total liabilities	1,716,259	1,851,948

Commitments and contingencies (Note 6)

Stockholders' equity Common stock: Authorized: 25,000,000 shares at $0.01 par value
Issued and outstanding: 13,477,803 shares and 7,982,704 shares at December 31, 2015 and 2014, respectively	134,778	79,827
Additional paid-in capital	37,965,230	34,192,066
Accumulated deficit	(32,946,422)	(32,113,286)
Total stockholders' equity	5,153,586	2,158,607
Total liabilities and stockholders' equity	$6,869,845	$4,010,555

See accompanying notes.

ZOOM TELEPHONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2015 and 2014

	2015	2014
Net sales	$10,790,342	$11,901,339
Cost of goods sold	7,388,075	8,409,665
Gross profit	3,402,267	3,491,674

Operating expenses:
Selling	1,571,256	1,446,110
General and administrative	1,229,198	1,052,326
Research and development	1,342,081	1,132,791
	4,142,535	3,631,227
Operating profit (loss)	(740,268)	(139,553)

Other :
Interest income	444	33
Interest expense	(72,360)	(77,225)
Other income (expense), net	(13,589)	346,311
Total other income (expense), net	(85,505)	269,119

Income (loss) before income taxes	(825,773)	129,566

Income taxes (benefit)	7,363	7,080

Net income (loss)	$(833,136)	$122,486

Other comprehensive income (loss):
Foreign currency translation adjustments	––	(3,621)
Foreign currency translation recognition upon reclassification from accumulated other comprehensive income	––	(360,734)

Total comprehensive income (loss)	$(833,136)	$(241,869)

Basic and diluted net income (loss) per share	$(0.09)	$0.02

Weighted average common and common equivalent shares:
Basic and Diluted	9,470,848	7,982,704

See accompanying notes.

ZOOM TELEPHONICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2015 and 2014

	Common Stock
	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balance at January 1, 2014	7,982,704	$79,827	$34,177,779	$(32,235,772)	$364,355	$2,386,189

Net income (loss)	––	––	––	122,486	––	122,486
Total other comprehensive income (loss)	––	––	––	––	(364,355)	(364,355)
Stock based compensation	––	––	14,287	––	––	14,287
Balance at December 31, 2014	7,982,704	$79,827	$34,192,066	$(32,113,286)	$––	$2,158,607

Net income (loss)	––	––	––	(833,136)	––	(833,136)
Private placement offering (net of issuance costs of $16,000)	4,909,999	49,100	3,371,901	––	––	3,421,001
Stock rights offering (net of issuance costs of $39,780)	298,600	2,986	225,974	––	––	228,960
Stock option exercise	286,500	2,865	99,755			102,620
Stock based compensation	––	––	75,534	––	––	75,534
Balance at December 31, 2015	13,477,803	$134,778	$37,965,230	$(32,946,422)	$––	$5,153,586

See accompanying notes.

ZOOM TELEPHONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2015 and 2014

	2015	2014
Operating activities:
Net income (loss)	$(833,136)	$122,486

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock based compensation	75,534	14,287
Depreciation and amortization	121,027	9,048
Provision (recovery) for accounts receivable allowances	(3,915)	574
Provision for inventory reserves	18,078	81,843
Reclassification out of accumulated other comprehensive income (loss)	––	(360,734)
Changes in operating assets and liabilities:
Accounts receivable	735,776	(136,768)
Inventories	(1,078,181)	(92,269)
Prepaid expense and other current assets	(110,942)	(45,111)
Accounts payable and accrued expenses	704,896	(4,593)
Net cash provided by (used in) operating activities	(370,863)	(411,237)

Investing activities:
Purchases of plant and equipment	(177,066)	(25,165)
Other assets	(655,000)	––
Net cash provided by (used in) investing activities	(832,066)	(25,165)

Financing activities:
Proceeds from stock option exercise	102,620	––
Proceeds from private placement offering	3,437,001	––
Issuance costs of private placement offering	(16,000)	––
Proceeds from stock rights offering	268,740	––
Issuance costs of stock rights offering	(39,780)	––
Net funds (to) from bank credit lines	(840,585)	522,267
Net cash provided by (used in) financing activities	2,911,996	522,267

Effect of exchange rate changes on cash	––	(3,621)

Net change in cash	1,709,067	82,244

Cash and cash equivalents at beginning of year	137,637	55,393

Cash and cash equivalents at end of year	$1,846,704	$137,637

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$72,360	$77,225
Income taxes	$7,363	$7,080

See accompanying notes.

 ZOOM TELEPHONICS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2014 and 2015

(1)           NATURE OF OPERATIONS

Zoom Telephonics, Inc. and its wholly owned subsidiary MTRLC LLC (collectively the "Company"), designs, produces, markets and supports cable modems and other communication products.

(2)           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Basis of Presentation and Use of Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).  All significant intercompany balances and transactions have been eliminated in the consolidation

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. Actual results may differ from those estimates. Significant estimates made by the Company include: 1) allowance for doubtful accounts for accounts receivable (collectability and sales returns) and asset valuation allowance for deferred income tax assets; 2) write-downs of inventory for slow-moving and obsolete items, and market valuations; 3) stock based compensation; 4) management plan forecast; 5) and estimated life of certification costs.

       (b)  Cash and Cash Equivalents

All highly liquid investments with original maturities of less than 90 days from the date of purchase are classified as cash equivalents. Cash equivalents consist exclusively of money market funds. The Company has deposits at a limited number of financial institutions with federally insured limits. Balances of cash and cash equivalents at these institutions can be in excess of the insured limits. However, the Company believes that the institutions are financially sound and there is only nominal risk of loss.

(c)   Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market. Consigned inventory is held at third-party locations. The Company retains title to the inventory until purchased by the third-party. Consigned inventory, consisting of finished goods, was approximately $119,000 and $86,000 at December 31, 2015 and 2014, respectively.

(d)   Equipment

Equipment is stated at cost, less accumulated depreciation. Depreciation of equipment is provided using the straight-line method over the estimated useful lives of the assets.

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

(g)  Earnings (Loss) Per Common Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and dilutive potential common shares outstanding during the period. Under the treasury stock method, the unexercised options are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common shares at the average market price during the period. A summary of the denominators used to compute basic and diluted earnings (loss) per share follow:

	2015	2014
Weighted average shares outstanding – used to compute basic earnings (loss) per share	9,470,848	7,982,704
Net effect of dilutive potential common shares outstanding, based on the treasury stock method	––	––
Weighted average shares outstanding – used to compute diluted earnings (loss) per share	9,470,848	7,982,701

 Potential common shares for which inclusion would have the effect of increasing diluted earnings per share (i.e., anti-dilutive) are excluded from the computation. Options to purchase 2,761,500 shares of common stock at December 31, 2015 and 1,855,500 shares of common stock as of December 31, 2014 were outstanding, but not included in the computation of diluted earnings per share as their effect would be anti-dilutive.

(h)  Revenue Recognition

The Company primarily sells hardware products to its customers. The hardware products include dial-up modems, DSL modems, cable modems, embedded modems, ISDN modems, telephone dialers, and wireless and wired networking equipment. The Company does not sell software.

The Company derives its net sales primarily from the sales of hardware products to computer peripherals retailers, computer product distributors, OEMs, and direct to consumers and other channel partners via the Internet.

The Company recognizes net hardware sales at the point when the customers take legal ownership of the delivered products. Legal ownership passes to the customer based on the contractual delivery terms specified in signed contracts and purchase orders, which are both used extensively. Many customer contracts or purchase orders specify FOB destination, which means buyer takes delivery of goods once the goods arrive at the buyers dock.

When the Company consigns inventory to a retailer, sales revenue for an item in that inventory is recognized when that item is sold by the retailer to a customer. The item remains in the Company’s inventory when it is consigned, and moves out of Company inventory when the item is sold by the retailer.

 The Company's net sales of hardware are reduced by certain events that are characteristic of the sales of hardware to retailers of computer peripherals. These events are product returns, certain sales and marketing incentives, price protection refunds, and consumer and in-store mail-in rebates. These are accounted for as a reduction of net sales based on management estimates, which are reconciled to actual customer or end-consumer credits on a monthly or quarterly basis.

The estimates for product returns are based on recent historical trends plus estimates for returns prompted by announced stock rotations, announced customer store closings, etc. Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of the Company's products when evaluating the adequacy of sales return allowances. Product return reserves were approximately $322.0 thousand and $354.0 thousand at December 31, 2015 and 2014, respectively. The Company's estimates for price protection refunds require a detailed understanding and tracking by customer, by sales program. Estimated price protection refunds are recorded in the same period as the announcement of a pricing change. Information from customer inventory-on-hand reports or from direct communications with the customers is used to estimate the refund, which is recorded as a reserve against accounts receivable and a reduction of current period revenue. Price protection reserves were approximately $131.3 and $0 thousand at December 31, 2015 and 2014, respectively. The increase in price protection reserve was driven by a decrease in price for certain products in response to a competitor’s decrease in price for similar products. The Company's estimates for consumer mail-in rebates are comprised of actual rebate claims processed by the rebate redemption centers plus an accrual for an estimated lag in processing. The Company's estimates for store rebates are comprised of actual credit requests from the eligible customers. Rebate reserves were $0 at both December 31, 2015 and 2014. Additionally, sales and marketing incentive reserves were approximately $22.0 thousand and $15.2 thousand at December 31, 2015 and 2014, respectively. The Company’s allowances for doubtful accounts were approximately $8.1 thousand and $12.0 thousand at December 31, 2015 and 2014, respectively.  These allowances are included in allowances for accounts receivable on the accompanying consolidated balance sheets.

The Company accounts for point-of-sale taxes on a net basis.

(i)   Fair Value of Financial Instruments

The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

•	Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

•	Level 2 - Inputs are inputs (other than quoted prices included within Level 1) that are observable for the asset or liability, either directly or indirectly.

•
Level 3 - Inputs include unobservable inputs for the asset or liability and rely on management's own assumptions about the assumptions that market participants would use in pricing the asset or liability. (The unobservable inputs should be developed based on the best information available in the circumstances and may include the Company’s own data.)

Financial instruments consist of cash and cash equivalents, accounts receivable, bank debt, accounts payable, and accrued expenses. Due to the short-term nature and payment terms associated with these instruments, their carrying amounts approximate fair value.

(j)    Stock-Based Compensation

Compensation cost for awards is generally recognized over the required service period based on the estimated fair value of the awards on their grant date. Fair value is determined using the Black-Scholes option-pricing model wherein the discount rate is based on published daily treasury interest rates for zero-coupon bonds available from the US Treasury.  When not available for expected option lives, the Company has used implied zero-coupon yields available from sources such as Bloomberg.  Volatility is based on the historical volatility over a period that is commensurate with the expected life of the option granted.

(k)   Advertising Costs

Advertising costs are expensed as incurred and reported in selling expense in the accompanying statements of operations and comprehensive income (loss), and include costs of advertising, production, trade shows, and other activities designed to enhance demand for the Company's products. There are no deferred advertising costs in the accompanying balance sheets. The Company reported advertising costs of approximately $459.5 thousand in 2015 and $255.0 thousand in 2014.

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

(m) Warranty Costs

The Company provides for the estimated costs that may be incurred under its standard warranty obligations, based on actual historical repair costs. The reserve for the provision for warranty costs was $21,475 and $25,069 at December 31, 2015 and 2014, respectively.

(n) Shipping and Freight Costs

The Company records the expense associated with customer-delivery shipping and freight costs in selling expense. The Company reported shipping and freight costs of $247.1 thousand in 2015 and $232.1 thousand in 2014.

(o) Recently Issued Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-15, "Presentation of Financial Statements — Going Concern." This standard requires management to evaluate for each annual and interim reporting period whether it is probable that the reporting entity will not be able to meet its obligations as they become due within one year after the date that the financial statements are issued. If the entity is in such a position, the standard provides for certain disclosures depending on whether or not the entity will be able to successfully mitigate its going concern status. This guidance is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early application is permitted. The Company does not expect a material impact to the Company’s financial condition, results from operations, or cash flows from the adoption of this guidance.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.”  Currently, all inventory is measured at the lower of cost or market. ASU 2015-11 changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. The standard is effective for annual reporting periods beginning after December 15, 2015, which for the Company will commence with the year beginning January 1, 2016. Prospective application is required. The Company does not believe the implementation of this standard will have a material impact on the Company’s consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.”   The amendments in this Update defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASC 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  The Company is assessing the impact to the Company's financial condition, results of operations or cash flows from the adoption of this guidance.

In March 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the balance sheets, a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term (the lease asset). For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial condition, results of operations and cash flows.

(p) Other Assets

Other assets are stated at cost, less accumulated amortization. Certain certification costs incurred that are necessary to market and sell products are capitalized and reported as “other assets” in the accompanying consolidated balance sheets when the costs are measurable, significant, and whose related products are projected to generate revenue beyond twelve months. These costs are amortized over an eighteen-month period, beginning when the related products are available to be sold. Total certification costs capitalized through December 31, 2015 were $655,000, accumulated amortization was  $81,951 at December 31, 2015, and amortization expense was $81,951 in 2015.  There were no certification costs capitalized through December 31, 2014 and therefore no related accumulated amortization at December 31, 2014 and no amortization expense in 2014. Expected amortization expense is $238,331 in 2016, $271,384 in 2017, and $63,334 in 2018.

(3)           LIQUIDITY

On December 31, 2015 the Company had working capital of $4.4 million including $1.8 million in cash and cash equivalents. On December 31, 2014 the Company had working capital of $2.1 million including $138 thousand in cash and cash equivalents. The Company’s current ratio at December 31, 2015 was 3.6 compared to 2.1 at December 31, 2014.

The Company raised $3.65 million in 2015 from a $3.42 million private placement in September and a $229 thousand rights offering in July.  The Company’s cash balance was also augmented by a $697 thousand increase in accounts payable, a $732 thousand decrease in net accounts receivable. These increases were offset by a pay-down in the outstanding bank debt of $840 thousand, a $1.1 million increase in net inventory and a 12-month loss of $833 thousand.  As of December 31, 2015 the Company had no bank debt, a maximum available line of credit of $1.25 million, working capital of $4.4 million, and a current ratio of 3.6. In 2014, the Company’s operating activities used $411 thousand in cash, primarily due to $361 thousand recognized foreign currency gains previously reported in Accumulated Other Comprehensive Income on the Consolidated Balance Sheets, and $137 thousand increase in accounts receivable.
                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                               On May 18, 2015, the Company announced licensing of the Motorola trademark for cable modems and gateways for the US and Canada for 5 years starting January 2016. In order to support anticipated sales growth, the Company raised approximately $3.65 million net, as described above.  The Company believes that its existing financial resources along with its existing line of credit, with the potential to increase the maximum credit limit, will be sufficient to fund operations for the foreseeable future if the Company management's sales and operating profit expectations are met.

(4)           INVENTORIES

Inventories, net of reserves, consist of the following at December 31:

	2015	2014
Materials	$477,929	$300,739
Finished goods	2,306,681	1,423,768
Total	$2,784,610	$1,724,507

Finished goods includes consigned inventory held by our customers of $119,100 and $85,600 at December 31, 2015 and 2014, respectively.  The Company reviews inventory for obsolete and slow moving products each quarter and makes provisions based on its estimate of the probability that the material will not be consumed or that it will be sold below cost. The provision for inventory reserves was $18,078 and $81,843 for the years ending December 31, 2015 and 2014, respectively.

 (5)           EQUIPMENT

Equipment consists of the following at December 31:

	2015	2014	Estimated Useful lives in years
Computer hardware and software	$209,517	$196,070	3
Machinery and equipment	265,446	258,446	5
Molds, tools and dies	244,192	96,557	5
Office furniture and fixtures	39,451	38,938	5
	758,606	590,011
Accumulated depreciation	(553,474)	(522,869)
Equipment, net	$205,132	$67,142

Depreciation expense for year ended	$39,076	$9,048

(6)           COMMITMENTS AND CONTINGENCIES

(a)  Lease Obligations

In December 2011 the Company signed a lease amendment for 10,600 square feet effective June 1, 2012 at the Company’s headquarters in Boston, Massachusetts.  This lease expires on April 30, 2016.

The Company performs most of the final assembly, test, packaging, warehousing and distribution at a production and warehouse facility in Tijuana, Mexico. In November 2014, the Company signed a one-year lease with five one-year renewal options thereafter for an 11,390 square foot facility.  In September 2015, the Company extended the term of the lease from December 1, 2015 through November 30, 2018.  In September 2015, the Company also signed a new lease for additional space in the adjacent building, which doubles our existing capacity.  The term of the lease is from March 1, 2016 through November 30, 2018 with early access granted as of December 1, 2015.

In order to facilitate the Company’s current and planned increase in production demand, driven in part by the launch of Motorola branded products, the Company has committed with North American Production Sharing, Inc. (“NAPS”) to extend its existing lease used in connection with the Production Sharing Agreement (“PSA”) entered into between the Company and NAPS.  The extension term is December 1, 2015 through November 30, 2018 and allows the Company to contract additional Mexico personnel to work in the Tijuana facility.

The Company closed the UK sales office in October 2014 and now has an independent sales representative for the U.K. and Ireland.

Rent expense for all of the Company's leases was $363.8 thousand in 2015 and $313.4 thousand in 2014.

As of December 31, 2014, the Company's estimated future minimum committed rental payments, excluding executory costs, under the operating leases described above to their expiration or the earliest possible termination date, whichever is sooner, are $177.1 thousand for 2016, $104.6 thousand for 2017, and $95.8 thousand for 2018.  There are no future minimum committed rental payments that extend beyond 2018.

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

On January 30, 2015, Wetro LAN LLC ("Wetro LAN") filed a complaint against the Company alleging infringement of U.S. Patent No. 6,795,918 (“the ’918 patent”). The ’918 patent is titled “Service Level Computer Security.” Wetro LAN alleges that the Company’s wireless routers, including its Model 4501 Wireless-N Router, infringe the '918 patent. The case is in its early stages and on March 15th, 2016 the trial date was set by the judge for April 17, 2017.

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

(c)  Commitments

On May 13, 2015 the Company entered into a non-cancellable licensing agreement (“the Agreement”) to use certain trademarks in connection with the manufacture, sale, marketing, and distribution of cable modem equipment.  The Agreement commences on January 1, 2016 and terminates on December 31, 2020.  Additionally, the Company has committed to reserving a certain percentage of wholesale prices for use in advertising, merchandising and promotion of the related products. In conjunction with the Agreement, the Company is required to make quarterly royalty payments equal to a certain percentage of the preceding quarter’s net sales with minimum annual royalty payments as follows:

Year ending December 31,
2016:	$2,000,000
2017:	$2,400,000
2018:	$2,600,000
2019:	$2,600,000
2020:	$2,600,000

(7)           STOCK OPTION PLANS

2009 Stock Option Plan

On December 10, 2009, the Company established the 2009 Stock Option Plan (the “Option Plan”) for officers and certain full-time and part-time employees of the Company. Non-employee directors of the Company are not entitled to participate under this plan. The Option Plan provides for 5,500,000 shares of common stock for issuance upon the exercise of stock options granted under the plan. Under this plan, stock options are granted at the discretion of the Compensation Committee of the Board of Directors at an option price not less than the fair market value of the stock on the date of grant. The options are exercisable in accordance with terms specified by the Compensation Committee not to exceed ten years from the date of grant. Option activity under this plan follows.

	Number of shares	Weighted average exercise price
Balance as of January 1, 2014	2,315,000	$0.35
Granted	50,000	0.12
Exercised	––	––
Expired	(674,500)	0.49
Balance as of December 31, 2014	1,690,500	$0.29
Granted	1,155,000	0.49
Exercised	(256,500)	0.36
Expired	(52,500)	0.16
Balance as of December 31, 2015	2,536,500	$0.38

The weighted average grant date fair value of options granted was $0.04 in 2014.  The weighted average grant date fair value of options granted was $0.13 in 2015.  The aggregate intrinsic value of options outstanding was approximately $4.9 million at December 31, 2015 and $0 at December 31, 2014.  The aggregate intrinsic value of exercisable options was approximately $3.4 million at December 31, 2015 and $0 at December 31, 2014.  As of December 31, 2015 there remained 5,243,500 shares available to be issued under the Option Plan.

The following table summarizes information about fixed stock options under the 2009 Stock Option Plan outstanding on December 31, 2015.

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.18 to 0.25	2,115,000	2.55	$0.25	1,421,250	$0.22
$0.48 to 1.85	421,500	0.41	$1.03	226,500	$0.07
$0.18 to 1.85	2,536,500	2.96	$0.38	1,647,750	$0.29

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

	Number of shares	Weighted average exercise price
Balance as of January 1, 2014	270,000	0.31
Granted	60,000	0.13
Exercised	––	––
Expired	(165,000)	––
Balance as of December 31, 2014	165,000	0.24
Granted	105,000	0.87
Exercised	(30,000)	0.31
Expired	(15,000)	0.41
Balance as of December 31, 2015	225,000	$0.51

The weighted average grant date fair value of options granted was $0.04 in 2014 and $0.26 in 2015.  The aggregate intrinsic value of options outstanding was approximately $0.4 million at December 31, 2015 and $0 at December 31, 2014.  The aggregate intrinsic value of exercisable options was approximately $0.4 million at December 31, 2015 and $0 at December 31, 2014.  As of December 31, 2015 there remained 670,000 shares available to be issued under the Directors Plan.

The following table summarizes information about fixed stock options under the Directors Plan on December 31, 2015.

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.12-0.14	45,000	3.3	$0.13	45,000	$0.13

$0.16-0.20	30,000	2.0	$0.18	30,000	$0.18

$0.25-0.26	30,000	1.3	$0.26	30,000	$0.26

$0.35-0.36	15,000	.6	$0.36	15,000	$0.36

$0.18-1.20	105,000	4.6	$0.87	105,000	$0.87
$0.12-1.20	225,000	3.30	$0.51	225,000	$0.51

The Black-Scholes range of assumptions for the Option Plan and the Directors Plan are shown below:

	2015	2014
Assumptions

Expected life	2.75 (yrs) - 3.5 (yrs)	2.75 (yrs) - 3.5 (yrs)

Expected volatility	41.69% - 45.52%	46.40% - 48.71%

Risk-free interest rate	0.67% - 1.57%	0.57% - 1.32%

Expected dividend yield	0.00%	0.00%

The unrecognized stock based compensation expense related to non-vested stock awards was approximately $79 thousand as of December 31, 2015.  This amount will be recognized through the fourth quarter of 2017.

(8)         INCOME TAXES

Income tax expense (benefit) consists of:

	Current	Deferred	Total
Year Ended December 31, 2014:
U.S. federal	$––	$––	$––
State and local	––	––	––
Foreign	7,080	––	7,080
	$7,080	$––	$7,080
Year Ended December 31, 2015:
U.S. federal	$––	$––	$––
State and local	––	––	––
Foreign	7,363	––	7,363
	$7,363	$––	$7,363

A reconciliation of the expected income tax expense or benefit to actual follows:

	2015	2014
Computed "expected" US tax (benefit) at Federal statutory rate	$(283,266)	$41,645
Change resulting from:
State and local income taxes, net of federal income tax benefit	(55,828)	––
Valuation allowance	414,612	(281,039)
Non––deductible items	(68,155)	12,063
Expired State Net Operating Losses	––	234,411
Income tax expense (benefit)	$7,363	$7,080

Temporary differences at December 31 follow:

	2015	2014
Deferred income tax assets:
Inventories	$90,879	$132,511
Accounts receivable	181,223	143,780
Accrued expenses	43,668	36,621
Net operating loss and tax credit carry forwards	18,272,306	17,863,473
Plant and equipment	590	4,629
Stock compensation	97,464	90,504
Other – investment impairments	127,855	127,855
Total deferred income tax assets	18,813,985	18,399,373
Valuation allowance	(18,813,985)	(18,399,373)
Net deferred tax assets	$––	$––

As of December 31, 2015 the Company had federal net operating loss carry forwards of approximately $50,691,000 which are available to offset future taxable income. They are due to expire in varying amounts from 2018 to 2035. As of December 31, 2015, the Company had Massachusetts state net operating loss carry forwards of approximately $5,097,000 which are available to offset future taxable income. They are due to expire in varying amounts from 2031 through 2035.  A valuation allowance has been established for the full amount of deferred income tax assets as management has concluded that it is more-likely than-not that the benefits from such assets will not be realized

The Company reviews annually the guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a "more-likely-than-not" recognition threshold. At December 31, 2015 and 2014, the Company did not have any uncertain tax positions. No interest and penalties related to uncertain tax positions were accrued at December 31, 2015 and 2014.

The Company files income tax returns in the US and also filed returns in the UK through 2014.  The Company no longer files returns in the UK.  For returns filed in the US for all years prior to 2011 to the extent the net operating losses were generated, if and when the net operating losses are used, the Internal Revenue Service has the opportunity to then review the underlying returns which created the net operating loss.

 (9)        SIGNIFICANT CUSTOMERS

The Company sells its products primarily through high-volume distributors and retailers, internet service providers, telephone service providers, value-added resellers, PC system integrators, and OEMs. The Company supports its major accounts in their efforts to discern strategic directions in the market, to maintain appropriate inventory levels, and to offer a balanced selection of attractive products.

Relatively few customers account for a substantial portion of the Company’s revenues.  In 2015 three customers accounted for 77% of the Company’s total net sales with our largest customer accounting for 46% of our net sales. At December 31, 2015, three customers accounted for 93% of our gross accounts receivable, with our largest customer representing 67% of our gross accounts receivable. In 2014 three customers accounted for 74% of our total net sales, with our largest customer accounting for 53% of our net sales. At December 31, 2014, three customers accounted for 92% of our gross accounts receivable, with our largest customer representing 64% of our gross accounts receivable.

(10)        SEGMENT AND GEOGRAPHIC INFORMATION

The Company's operations are classified as one reportable segment. Substantially all of the Company's operations and long-lived assets reside primarily in the North America. Net sales information follows:

	2014	Percent	2015	Percent
North America	$11,563,956	97%	$10,558,167	98%
Outside North America	337,383	3%	202,175	2%
Total	$11,901,339	100%	$10,790,342	100%

(11)         DEPENDENCE ON KEY SUPPLIERS

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

The Company depends on many third-party suppliers for key components contained in its product offerings. For some of these components, the Company may only use a single source supplier, in part due to the lack of alternative sources of supply. However, in 2015, the Company had two suppliers that provided 85% of the Company's purchased inventory. In 2014 the Company had one supplier that provided 86% of the Company's purchased inventory.

(12)         RETIREMENT PLAN

The Company has a 401(k) retirement savings plan for employees. Under the plan, the Company matches 25% of an employee's contribution, up to a maximum of $350 per employee per year. Company matching contributions charged to expense in 2014 and 2015 were $4,682 and $4,523, respectively.

(13)         BANK CREDIT LINE

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

On October 29, 2015, the Company entered into a second amendment to the Financing Agreement (the “Second Amendment”).  Retroactive to October 1, 2015, the Second Amendment eliminated $2,500 in monthly charges for the Financing Agreement.  Effective December 1, 2015, the Second Amendment reduces the effective rate of interest to 2.25% plus an amount equal to the higher of prime rate or 3.25%.

The Company is required to calculate its covenant compliance on a quarterly basis. As of December 31, 2015, the Company was in compliance with both its working capital and tangible net worth covenants. At December 31, 2015, the Company’s tangible net worth was approximately $4.6 million, while the Company’s working capital was approximately $4.4 million.

(14)         STOCKHOLDERS EQUITY

The Company raised approximately $3.4 million from a private placement in September, 2015 and incurred issuance costs of approximately $16 thousand resulting in net proceeds of approximately $3.4 million. The Company also raised approximately $269 thousand from a stock rights offering in July 2015 and incurred issuance costs of approximately $40 thousand resulting in net proceeds of approximately $229 thousand.

(15)         RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	2015	2014
Accumulated Other Comprehensive Income (Loss) Components :

Foreign currency translations:
Balance at beginning of period	$––	$364,355
Current period currency translation adjustments	––	(3,621)
Amounts reclassified on closing of U.K. branch in 2014	––	(360,734)
Balance at end of period	$––	$––

Accumulated Other Comprehensive Income (Loss) end of period	$––	$––

(16)         SUBSEQUENT EVENTS

Management of the Company has reviewed subsequent events from December 31, 2015 through the date of filing and has concluded that, except as noted below, there were no subsequent events requiring adjustment to or disclosure in these consolidated financial statements. The Company was required to pay a one-time setup fee of $100,000, which was paid on January 4, 2016 under a licensing agreement.