Form 10-Q
period 2016-03-31
Zoom Telephonics, Inc.
filed 2016-05-13
CIK 1467761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of May 12, 2016, was 13,689,303 shares.

ZOOM TELEPHONICS, INC.
INDEX

Part I. - Financial Information

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ZOOM TELEPHONICS, INC.
Condensed Consolidated Balance Sheets

ASSETS	March 31, 2016	December 31, 2015
Current assets	(Unaudited)
Cash and cash equivalents	$303,043	$1,846,704
Accounts receivable, net of allowances of $369,483 at March 31, 2016 and $483,349 at December 31, 2015	1,422,366	1,079,145
Inventories	3,316,304	2,784,610
Prepaid expenses and other current assets	859,190	381,205
Total current assets	5,900,903	6,091,664

Other assets	621,374	573,049
Equipment, net	191,681	205,132
Total assets	$6,713,958	$6,869,845

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,578,467	$1,423,503
Accrued expenses	529,705	292,756
Total liabilities	2,108,172	1,716,259

Commitments and contingencies (Note 4)

Stockholders' equity
Common stock: Authorized: 25,000,000 shares at $0.01 par value
Issued and outstanding: 13,689,303 shares at March 31, 2016 and 13,477,803 shares at December 31, 2015	136,893	134,778
Additional paid-in capital	38,143,044	37,965,230
Accumulated deficit	(33,674,151)	(32,946,422)
Total stockholders' equity	4,605,786	5,153,586
Total liabilities and stockholders' equity	$6,713,958	$6,869,845

See accompanying notes.

ZOOM TELEPHONICS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net sales	$2,720,845	$3,059,448
Cost of goods sold	1,886,617	2,102,582
Gross profit	834,228	956,866

Operating expenses:
Selling	745,803	408,601
General and administrative	469,334	249,455
Research and development	347,012	271,162
	1,562,149	929,218
Operating profit (loss)	(727,921)	27,648

Other income (expense) :
Interest income	195	6
Interest expense	––	(22,067)
Other, net	(12)	(1,017)
Total other income (expense)	183	(23,078)

Income (loss) before income taxes	(727,738)	4,570

Income taxes (benefit)	(9)	––

Net income (loss)	$(727,729)	$4,570

Net income (loss) per share:
Basic and Diluted	$(0.05)	$0.00

Weighted average common and common equivalent shares:
Basic	13,567,946	7,985,204
Diluted	13,567,946	7,999,371

See accompanying notes.

ZOOM TELEPHONICS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net income (loss)	$(727,729)	$4,570

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	122,425	7,128
Stock based compensation	78,409	2,292
Provision (recovery) for accounts receivable allowances	325	(2,089)
Provision for inventory reserves	1,882	(13,751)
Changes in operating assets and liabilities:
Accounts receivable	(343,546)	233,569
Inventories	(533,576)	108,241
Prepaid expenses and other assets	(477,985)	(90,297)
Accounts payable and accrued expenses	391,913	54,334
Net cash provided by (used in) operating activities	(1,487,882)	303,997

Investing activities:
Other assets	(150,000)	––
Purchases of plant and equipment	(7,299)	(6,838)
Net cash provided by (used in) investing activities	(157,299)	(6,838)

Financing activities:
Net funds (to) from bank credit lines	––	(371,715)
Proceeds from stock option exercises	101,520	1,500
Net cash provided by (used in) financing activities	101,520	(370,215)

Net change in cash	(1,543,661)	(73,056)

Cash and cash equivalents at beginning of period	1,846,704	137,637

Cash and cash equivalents at end of period	$303,043	$64,581

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$––	$22,067

See accompanying notes.

ZOOM TELEPHONICS, INC.
Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Summary of Significant Accounting Policies

The accompanying consolidated financial statements (“financial statements”) are unaudited. However, the condensed consolidated balance sheet as of December 31, 2015 was derived from audited financial statements. In the opinion of management, the accompanying financial statements include all necessary adjustments to present fairly the consolidate financial position, results of operations and cash flows Zoom Telephonics, Inc. (the “Company” or “Zoom”).  The adjustments are of a normal, recurring nature.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year. The Company has evaluated subsequent events from March 31, 2016 through the date of this filing and determined that there are no such events requiring recognition or disclosure in the financial statements.

The financial statements of the Company presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2015 included in the Company's 2015 Annual Report on Form 10-K for the year ended December 15, 2015.

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

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.”  Currently, all inventory is measured at the lower of cost or market. ASU 2015-11 changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. The standard is effective for annual reporting periods beginning after December 15, 2015, which for the Company commenced with the year beginning January 1, 2016. Prospective application is required. The Company does not believe the implementation of this standard will have a material impact on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in its balance sheet, a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term (the lease asset). For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial condition, results of operations and cash flows.

 (2) Liquidity

The Company’s cash and cash equivalents balance on March 31, 2016 was approximately $303 thousand, a decrease of $1.5 million from December 31, 2015.  Major uses of cash were attributed to a $728 thousand loss for the quarter ended March 31, 2016, an increase of approximately $534 thousand in inventory, and increases of approximately $478 thousand in prepaid expense and approximately $344 thousand in accounts receivable. These were partially offset by increases of approximately $237 thousand in accrued expenses and approximately $155 thousand in accounts payable.

On March 31, 2016 the Company had no bank debt, a maximum available line of credit of $1.25 million, working capital of approximately $3.8 million including approximately $303 thousand in cash and cash equivalents. The Company raised $3.65 million in 2015 from a $3.42 million private placement in September 2015 and a $229 thousand rights offering in July 2015.  On December 31, 2015 the Company had working capital of approximately $4.4 million including approximately $1.8 million in cash and cash equivalents. The Company’s current ratio at March 31, 2016 was 2.8 compared to 3.6 at December 31, 2015.

On On May 18, 2015, the Company announced licensing of the Motorola trademark for cable modems and gateways for the U.S. and Canada for five (5) years starting January 2016. In order to support anticipated sales growth, the Company raised approximately $3.65 million as described above.  The Company believes that its existing financial resources along with its existing line of credit, with the potential to increase the maximum credit limit, will be sufficient to fund operations for the foreseeable future if the Company's sales and operating profit expectations are met.

 (3) Inventories

Inventories consist of :	March 31, 2016	December 31, 2015
Materials	$542,275	$477,929
Work in process	46,207	––
Finished goods	2,727,822	2,306,681
Total	$3,316,304	$2,784,610

Finished goods includes consigned inventory held by our customers of $320,200 at March 31, 2016 and $119,100 at December 31, 2015.  The Company reviews inventory for obsolete and slow moving products each quarter and makes provisions based on its estimate of the probability that the material will not be consumed or that it will be sold below cost. The provision for inventory reserves was negligible in both the first quarter of 2016 and the fourth quarter of 2015.

(4) Commitments and Contingencies

From time to time, the Company is party to various lawsuits and administrative proceedings arising in the ordinary course of business. The Company evaluates such lawsuits and proceedings on a case-by-case basis, and its policy is to vigorously contest any such claims, that it believes are without merit. The Company's management believes that the ultimate resolution of such matters will not materially and adversely affect the Company's business, financial position, or results of operations.

On January 30, 2015, Wetro LAN LLC ("Wetro LAN") filed a complaint against the Company alleging infringement of U.S. Patent No. 6,795,918 (“the ’918 patent”) entitled “Service Level Computer Security.” Wetro LAN alleges that the Company’s wireless routers, including its Model 4501 Wireless-N Router, infringe the '918 patent. The case is in its early stages and on March 15, 2016 the court set a trial date of April 17, 2017.

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

In connection with the License Agreement, the Company has committed to reserving a certain percentage of wholesale prices for use in advertising, merchandising and promotion of the related products. Additionally, the Company is required to make quarterly royalty payments equal to a certain percentage of the preceding quarter’s net sales with minimum annual royalty payments as follows:

Year ending December 31,

2016:                                                     $2,000,000
2017:                                                     $2,400,000
2018:                                                     $2,600,000
2019:                                                     $2,600,000
2020:                                                     $2,600,000

Royalty expense under the License Agreement amounted to $250,000 for the first quarter of 2016 and is included in selling expense on the accompanying condensed consolidated statements of operations.  The balance of the committed royalty expense for 2016 amounts to $583,333 for each of the remaining three quarters of 2016.

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

(5) Customer Concentrations

The Company sells its products primarily through high-volume retailers and distributors, Internet service providers, value-added resellers, Personal Computer (“PC”) system integrators, and original equipment manufacturers ("OEMs"). The Company supports its major accounts in their efforts to offer a well-chosen selection of attractive products and to maintain appropriate inventory levels.

Relatively few customers account for a substantial portion of the Company’s revenues.  In the first quarter of 2016, three retailers accounted for 73% of our total net sales, with our largest retailer accounting for 31% of our net sales. At March 31, 2016, three retailers accounted for 79% of our accounts receivable, with our largest retailer representing 50% of our accounts receivable.  In the first quarter of 2015, three retailers accounted for 70% of the Company’s total net sales, with our largest retailer accounting for 40% of our net sales.  At March 31, 2015, three retailers accounted for 87% of our accounts receivable, with our largest retailer representing 62% of our accounts receivable.

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

(6) Bank Credit Lines

On December 18, 2012, the Company entered into a Financing Agreement with Rosenthal & Rosenthal, Inc. (the “Financing Agreement”). The Financing Agreement originally provided for up to $1.75 million of revolving credit, subject to a borrowing base formula and other terms and conditions. The Financing Agreement continued until November 30, 2014 and automatically renews from year to year thereafter, unless sooner terminated by either party. The lender has the right to terminate the Financing Agreement at any time on 60 days’ prior written notice. Borrowings are secured by all of the Company assets including intellectual property. The Financing Agreement contains several covenants, including a requirement that the Company maintain tangible net worth of not less than $2.5 million and working capital of not less than $2.5 million.

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

The Company is required to calculate its covenant compliance on a quarterly basis. As of March 31, 2016, the Company was in compliance with both its working capital and tangible net worth covenants. At March 31, 2016, the Company’s tangible net worth was approximately $4.0 million, while the Company’s working capital was approximately $3.8 million.

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

In some cases, you can identify forward-looking statements by terms such as "may," "will, " "should," "could," "would," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential" and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in our future financial results include those discussed in the risk factors set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 15, 2016 and in our other filings with the Securities and Exchange Commission. Readers should also be cautioned that results of any reported period are often not indicative of results for any future period.

Overview

We derive our net sales primarily from sales of Internet access and other communications-related products, including cable modems, cable modem / routers, Digital Subscriber Line (“DSL”) modems and dial-up modems to retailers, distributors, Internet Service Providers and OEMs. We sell our products through a direct sales force and through independent sales agents. All but one of our employees are located at our headquarters in Boston, Massachusetts.  We are experienced in electronics hardware, firmware, and software design and test, regulatory certifications, product documentation, and packaging; and we use that experience in developing each product in-house or in partnership with suppliers who are typically based in Asia. Electronic assembly and testing of the Company’s products in accordance with our specifications is typically done in Asia.

Since 1983 our headquarters have been near South Station in downtown Boston at 207 South Street. Our current lease for this facility expired on April 30, 2016 and the Company continues to work out of this location as it evaluates its options.  We also lease a facility in Tijuana, Mexico. In November 2014 we signed a one-year lease with five one-year renewal options thereafter for an 11,390 square foot facility in Tijuana Mexico.  In September 2015, Zoom extended the term of the lease from December 1, 2015 through November 30, 2018.  In September 2015, Zoom also signed a new lease for additional space in the adjacent building, which doubled the existing capacity.  The term of the lease is from March 1, 2016 through November 30, 2018 with early access granted as of December 1, 2015.

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

Our gross margin for a given product generally depends on a number of factors including the type of customer to whom we are selling. The gross margin for retailers tends to be higher than for some of our other customers; but the sales, support, returns, and overhead costs associated with retailers also tend to be higher. Zoom’s sales to certain countries are currently handled by a single master distributor for each country, who handles the support and marketing costs within the country. Gross margin for sales to these master distributors tends to be low, since lower pricing to these distributors helps them to cover the support and marketing costs for their country.

As of April 30, 2016, Zoom had 32 full-time and part-time employees. Ten employees were engaged in research and development and quality control. Five employees were involved in operations, which manages production, inventory, purchasing, warehousing, freight, invoicing, shipping, collections, and returns.  Ten employees were engaged in sales, marketing, and customer support.  The remaining seven employees performed executive, accounting, administrative, and management information systems functions.  Zoom currently has 27 full-time employees and five employees working less than five days per week, typically four days per week. Our dedicated personnel in Tijuana, Mexico are employees of our Mexican service provider and not included in our headcount.  On April 30, 2016, Zoom had one consultant in sales and one consultant in information systems, neither of whom is included in our headcount.

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

We derive our net sales primarily from the sales of hardware products to four types of customers:

●	Computer peripherals retailers,

●	Computer product distributors,

●	Internet service providers, and

●	OEMs

We recognize hardware net sales for our customers at the point when the customers take legal ownership of the delivered products. Legal ownership passes from Zoom to the customer based on the contractual Free on Board (“FOB”) point specified in signed contracts and purchase orders, which are both used extensively. Many of our customer contracts or purchase orders specify FOB destination, which means that title and risk remain with the seller until it has delivered the goods to the location specified in the contract. We verify the delivery date on all significant FOB destination shipments made during the last ten (10) business days of each quarter.

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

Product Returns. Products are returned by retail stores and distributors for inventory balancing, contractual stock rotation privileges, and warranty repair or replacements. We estimate the sales and cost value of expected future product returns of previously sold products. Our estimates for product returns are based on recent historical trends plus estimates for returns prompted by, among other things, announced stock rotations and announced customer store closings. Management reviews historical returns, current economic trends, and changes in customer demand and acceptance of our products when estimating sales return allowances. The estimate for future returns is recorded as a reserve against accounts receivable, a reduction in our net sales, and the corresponding change to inventory reserves and cost of sales. Product returns as a percentage of total shipments were 9.6% and 10.3% for the first quarter of 2016 and 2015, respectively.

Price Protection Refunds. We have a policy of offering price protection to certain of our retailer and distributor customers for some or all their inventory. Under the price protection policies, when we reduce our prices for a product, the customer receives a credit for the difference between the original purchase price and our reduced price for their unsold inventory of that product. Our estimates for price protection refunds are based on a detailed understanding and tracking by customer and by sales program. Estimated price protection refunds are recorded in the same period as the announcement of a pricing change. Information from customer inventory-on-hand reports or from direct communications with the customers is used to estimate the refund, which is recorded as a reduction of net sales and a reserve against accounts receivable. Reductions in our net sales due to price protection were $32 thousand in the first quarter of 2016 and negligible in the first quarter of 2015.

Sales and Marketing Incentives. Many of our retailer customers require sales and marketing support funding, usually set as a percentage of our sales in their stores. The incentives were reported as reductions in our net sales and were approximately $23 thousand in the first quarter of 2016 and approximately $7 thousand in the first quarter of 2015.

Consumer Mail-In and In-Store Rebates. Our estimates for consumer mail-in and in-store rebates are based on a detailed understanding and tracking by customer and sales program, supported by actual rebate claims processed by the rebate redemption centers plus an accrual for an estimated lag in processing at the redemption centers. The estimate for mail-in and in-store rebates is recorded as a reserve against accounts receivable and a reduction of net sales in the same period that the rebate obligation was triggered. Reductions in our net sales due to the rebates were $26 thousand in the first quarter of 2016 and $10 thousand in the first quarter of 2015.

To ensure that the sales, discounts, and marketing incentives are recorded in the proper period, we perform extensive tracking and documenting by customer, by period, and by type of marketing event. This tracking includes reconciliation to the accounts receivable records for deductions taken by our customers for these discounts and incentives.

Accounts Receivable Valuation. We establish accounts receivable valuation allowances equal to the above-discussed net sales adjustments for estimates of product returns, price protection refunds, consumer rebates, and general bad debt reserves. These allowances are reduced as actual credits are issued to the customer's accounts. Our bad-debt write-offs were negligible in both the first quarter of 2016 and 2015.

Inventory Valuation and Cost of Goods Sold. Inventory is valued at the lower of cost, determined by the first-in, first-out method, or net realizable value. We review inventories for obsolete and slow moving products each quarter and make provisions based on our estimate of the probability that the material will not be consumed or that it will be sold below cost. Additional charges to inventory reserves related to obsolete and slow-moving products were negligible in both the first quarter of 2016 and the first quarter of 2015. Additionally, material product certification costs on new products are capitalized and amortized over the expected period of value of the respective products. The values amortized were approximately $97 thousand in the first quarter of 2016 and none in the first quarter of 2015.

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

            As of December 31, 2015 the Company had federal net operating loss carry forwards of approximately $50.7 million that is available to offset future taxable income. They are due to expire in varying amounts from 2018 to 2035. As of December 31, 2015, the Company had Massachusetts state net operating loss carry forwards of approximately $5.1 million that is available to offset future taxable income. They are due to expire in varying amounts from 2031 through 2035.

Results of Operations

Summary. Net sales were $2.72 million for the first quarter ended March 31, 2016 (“Q1 2016”), a decrease of 11.1% from $3.06 million for the first quarter ended March 31, 2015 (“Q1 2015”).  Zoom reported a net loss of $728 thousand or $0.05 per share for Q1 2016, compared to net income of $5 thousand or $0.00 per share for Q1 2015.

Net Sales. Our total net sales for Q1 2016 decreased $339 thousand or 11.1% from Q1 2015, due to price competition on Zoom brand cable modems.  Zoom "legacy" products decreased approximately $1.3 million but was offset by approximately $1.0 million in Motorola sales. Geographically, our North American sales continue to maintain their dominant share of our overall sales at 98.3% of our net sales in Q1 2015 compared to 98.1% in Q1 2016.

In Q1 2016, three customers accounted for 73% of our total net sales with our largest customer accounting for 31% of our net sales. In Q1 2015, three customers accounted for 70% of the Company’s total net sales with our largest customer accounting for 40% of our net sales. Because of our significant customer concentration, our net sales and operating income has fluctuated and could in the future fluctuate significantly due to changes in political or economic conditions or the loss, reduction of business, or less favorable terms for any of our significant customers.

Gross Profit. Gross profit was $834 thousand or 30.7% of net sales in Q1 2016, compared to $957 thousand or 31.3% of net sales in Q1 2015.  The decrease in gross profit was primarily due to the lower sales level, amortization of capitalized certification costs of Motorola brand products, and costs related to price reductions and short-term price rebates.

Selling Expense. Selling expense was $746 thousand or 27.4% of net sales in Q1 2016 compared to $409 thousand or 13.4% of net sales in Q1 2015.  The increase of $337 thousand in selling expense was primarily due to Motorola brand royalty payments and increased personnel costs to support the new Motorola product line.

General and Administrative Expense. General and administrative expense was $469 thousand or 17.2% of net sales in Q1 2016, up from $249 thousand or 8.2% of net sales in Q1 2015. The increase of $220 thousand was primarily due to salary, and salary related benefits, increases in the cost of stock options, and legal and audit costs.

Research and Development Expense. Research and development expense was $347 thousand or 12.8% of net sales in Q1 2016 up from $271 thousand or 8.9% of net sales in Q1 2015.  The increase of $76 thousand was due to increased personnel cost to support growth of the Motorola product line.

Other Income (Expense). Other income (expense) was negligible in Q1 2016. Other expense was $23 thousand in Q1 2015, consisting primarily of interest expense related to the line of credit agreement.

Liquidity and Capital Resources

The Company’s cash and cash equivalents balance on March 31, 2016 was approximately $303 thousand, a decrease of $1.5 million from December 31, 2015.  Major uses of cash were attributed to a $728 thousand loss for Q1 2016, an increase of approximately $534 thousand in inventory, and increases of approximately $478 thousand in prepaid expense and approximately $344 thousand in accounts receivable. These were partially offset by increases of approximately $237 thousand in accrued expenses and approximately $155 thousand in accounts payable.

On March 31, 2016 the Company had no bank debt, a maximum available line of credit of $1.25 million, and working capital of approximately $3.8 million including approximately $303 thousand in cash and cash equivalents. The Company raised $3.65 million in 2015 from a $3.42 million private placement in September 2015 and a $229 thousand rights offering in July 2015.  On December 31, 2015 the Company had working capital of approximately $4.4 million including approximately $1.8 million in cash and cash equivalents. The Company’s current ratio at March 31, 2016 was 2.8 compared to 3.6 at December 31, 2015.

On May 18, 2015, the Company announced licensing of the Motorola trademark for cable modems and gateways for the U.S. and Canada for five (5) years starting January 2016. In order to support anticipated sales growth, the Company raised approximately $3.65 million as described above.  The Company believes that its existing financial resources along with its existing line of credit, with the potential to increase the maximum credit limit, will be sufficient to fund operations for the foreseeable future if the Company’s sales and operating profit expectations are met.

Commitments

During the three months ended March 31, 2016, there were no material changes to our capital commitments and contractual obligations from those disclosed in our Form 10-K for the year ended December 31, 2015.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of March 31, 2016 we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic filings with the Securities and Exchange Commission within the required time period.

There have been no significant changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, please refer to Note 4, “Contingencies – Legal Matters” of the Notes to Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

This report contains forward-looking statements that involve risks and uncertainties, such as statements of our objectives, expectations and intentions. The cautionary statements made in this report are applicable to all forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 15, 2016, as well as those discussed in this report and in our other filings with the SEC.

There have not been any material changes from the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 (1)	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS (2)	XBRL Instance Document
101.SCH (2)	XBRL Taxonomy Extension Schema Document
101.CAL (2)	XBRL Taxonomy Calculation Linkbase Document
101.DEF (2)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB (2)	XBRL Taxonomy Label Linkbase Document
101.PRE (2)	XBRL Taxonomy Presentation Linkbase Document
______________

(1)
In accordance with Item 601(b)(32)(ii) of Regulation S-K, the certifications furnished in Exhibit 32.1 hereto is deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certification will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

(2)
In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” or part of a registration statement for purposes of Sections 11 and 12 of the Securities Act, shall not be deemed “filed” for purposes of Section 18 of the Exchange Act and is not otherwise subject to liability under these sections, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act except as expressly set forth by specific reference in such filing.

ZOOM TELEPHONICS, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZOOM TELEPHONICS, INC. (Registrant)

Date: May 13, 2016	By:	/s/ Frank B. Manning
Frank B. Manning, President (Principal Executive Officer)

Date: May 13, 2016	By:	/s/ PHILIP FRANK
Philip Frank, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 (1)	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS (2)	XBRL Instance Document
101.SCH (2)	XBRL Taxonomy Extension Schema Document
101.CAL (2)	XBRL Taxonomy Calculation Linkbase Document
101.DEF (2)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB (2)	XBRL Taxonomy Label Linkbase Document
101.PRE (2)	XBRL Taxonomy Presentation Linkbase Document
______________

(1)
In accordance with Item 601(b)(32)(ii) of Regulation S-K, the certifications furnished in Exhibit 32.1 hereto is deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certification will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

(2)
In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” or part of a registration statement for purposes of Sections 11 and 12 of the Securities Act, shall not be deemed “filed” for purposes of Section 18 of the Exchange Act and is not otherwise subject to liability under these sections, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act except as expressly set forth by specific reference in such filing.