Form 10-Q
period 2016-06-30
Zoom Telephonics, Inc.
filed 2016-08-12
CIK 1467761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

______________

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to ________

Commission File Number 0-53722

———————
ZOOM TELEPHONICS, INC.
(Exact Name of Registrant as Specified in its Charter)
———————

Delaware	04-2621506
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

99 High Street, Boston, Massachusetts	02110
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (617) 423-1072
207 South Street, Boston, Massachusetts 02111
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

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of August 9, 2016, was 13,842,803 shares.

ZOOM TELEPHONICS, INC.

PART I - FINANCIAL INFORMATION
ITEM 1.
FINANCIAL STATEMENTS
ZOOM TELEPHONICS, INC.
Condensed Consolidated  Balance Sheets
(Unaudited)
ASSETS	June 30, 2016 (Unaudited)	December 31, 2015
Current assets
Cash and cash equivalents	$95,868	$1,846,704
Accounts receivable, net of allowances of $511,386 at June 30, 2016 and $483,349 at December 31, 2015	2,003,088	1,079,145
Inventories	3,791,024	2,784,610
Prepaid expenses and other current assets	963,290	381,205
Total current assets	6,853,270	6,091,664

Other assets	569,699	573,049
Equipment, net	185,314	205,132
Total assets	$7,608,283	$6,869,845

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank debt	$606,285	$––
Accounts payable	2,390,338	1,423,503
Accrued expenses	902,210	292,756
Total liabilities	3,898,833	1,716,259

Commitments and contingencies (Note 4)

Stockholders' equity
Common stock: Authorized: 25,000,000 shares at $0.01 par value
Issued and outstanding: 13,827,803 shares at June 30, 2016 and 13,477,803 shares at December 31, 2015	138,278	134,778
Additional paid-in capital	38,217,637	37,965,230
Accumulated deficit	(34,646,465)	(32,946,422)
Total stockholders' equity	3,709,450	5,153,586
Total liabilities and stockholders' equity	$7,608,283	$6,869,845

 See accompanying notes.

ZOOM TELEPHONICS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net sales	$3,976,865	$2,592,295	$6,697,710	$5,651,744
Cost of goods sold	2,776,304	1,740,342	4,662,921	3,842,925
Gross profit	1,200,561	851,953	2,034,789	1,808,819

Operating expenses:
Selling	1,300,440	384,191	2,046,243	792,792
General and administrative	412,668	254,274	882,003	503,729
Research and development	454,928	292,599	801,940	563,761
	2,168,036	931,064	3,730,186	1,860,282

Operating profit (loss)	(967,475)	(79,111)	(1,695,397)	(51,463)

Other:
Interest income	22	9	216	15
Interest expense	(4,337)	(22,946)	(4,337)	(45,013)
Other, net	762	151	752	(866)
Total other income (expense)	(3,553)	(22,786)	(3,369)	(45,864)

Income (loss) before income taxes	(971,028)	(101,897)	(1,698,766)	(97,327)

Income taxes (benefit)	1,286	3,779	1,277	3,779

Net income (loss)	$(972,314)	$(105,676)	$(1,700,043)	$(101,106)

Net income (loss) per share:
Basic and diluted	$(0.07)	$(0.01)	$(0.12)	$(0.01)

Weighted average common and common equivalent shares:
Basic and diluted	13,721,534	7,996,905	13,660,855	7,991,087

 See accompanying notes.

ZOOM TELEPHONICS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended June 30,
	2016	2015
Operating activities:
Net income (loss)	$(1,700,043)	$(101,106)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	245,211	22,370
Stock based compensation	119,762	9,294
Provision (recovery) for accounts receivable allowances	9,505	(3,082)
Provision for inventory reserves	2,612	(22,388)
Changes in operating assets and liabilities:
Accounts receivable	(933,448)	560,438
Inventories	(1,009,026)	(459,535)
Prepaid expenses and other assets	(582,085)	(222,726)
Accounts payable and accrued expenses	1,576,289	132,890
Net cash provided by (used in) operating activities	(2,271,223)	(83,845)

Investing activities:
Other assets	(200,000)	––
Additions to plant and equipment	(22,043)	(9,150)
Net cash provided by (used in) investing activities	(222,043)	(9,150)

Financing activities:
Net funds from (to) bank credit lines	606,285	198,643
Proceeds from stock option exercises	136,145	9,063
Net cash provided by (used in) financing activities	742,430	207,706

Net change in cash	(1,750,836)	114,711

Cash and cash equivalents at beginning of period	1,846,704	137,637

Cash and cash equivalents at end of period	$95,868	$252,348

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$4,337	$45,013
Income taxes	$1,277	$3,779

 See accompanying notes.

ZOOM TELEPHONICS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1) Summary of Significant Accounting Policies
The accompanying condensed consolidated financial statements (“financial statements”) are unaudited. However, the condensed consolidated balance sheet as of December 31, 2015 was derived from audited financial statements. In the opinion of management, the accompanying financial statements include all necessary adjustments to present fairly the consolidated financial position, results of operations and cash flows of Zoom Telephonics, Inc. (the “Company” or “Zoom”). The adjustments are of a normal, recurring nature.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year. The Company has evaluated subsequent events from June 30, 2016 through the date of this filing and other than the amendment listed in Note 6, Bank Credit Lines, has determined that there are no such events requiring recognition or disclosure in the financial statements.

The financial statements of the Company presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2015 included in the Company's 2015 Annual Report on Form 10-K .

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

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” Currently, all inventory is measured at the lower of cost or market. ASU 2015-11 changes the measurement principle for inventory from the lower of cost or market to the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. The standard is effective for annual reporting periods beginning after December 15, 2015, which for the Company commenced with the year beginning January 1, 2016. Prospective application is required. The Company does not believe the implementation of this standard will have a material impact on the Company’s consolidated financial statements.

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

In April 2016, the FASB issued ASU No. 2016-10, "Revenue from Contracts with Customers — Identifying Performance Obligations and Licensing." ASU 2016-10 does not change the core principle of the guidance, rather it clarifies the identification of performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. ASU 2016-10 clarifies the guidance in ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is not yet effective. The effective date and transition requirements for ASU 2016-10 are the same as for ASU 2014-09, which was deferred by one year by ASU No.2015-14, "Revenue from Contracts with Customers — Deferral of the Effective Date." Public business entities should adopt the new revenue recognition standard for annual reporting periods beginning after December 15, 2017, including interim periods within that year. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that year. The Company is currently evaluating the potential impact that the adoption of ASU 2016-10 may have on its consolidated financial statements.

In May 2016, the FASB issued ASU No. 2016-12, "Revenue from Contracts with Customers — Narrow- Scope Improvements and Practical Expedients." ASU 2016-12 does not change the core principle of the guidance, rather it affects only certain narrow aspects of Topic 606, including assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. ASU 2016-12 affects the guidance in ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is not yet effective. The effective date and transition requirements for ASU 2016-12 are the same as for ASU 2014-09, which was deferred by one year by ASU No. 2015-14, "Revenue from Contracts with Customers —Deferral of the Effective Date." Public business entities should adopt the new revenue recognition standard for annual reporting periods beginning after December 15, 2017, including interim periods within that year. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that year. The Company is currently evaluating the potential impact that the adoption of ASU 2016-12 may have on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments Credit Losses —Measurement of Credit Losses on Financial Instruments." ASU 2016-13 requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. ASU 2016-13 is effective for public business entities that are SEC filers for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted in any interim or annual period for fiscal years beginning after December 15, 2018. An entity should apply the amendments in ASU 2016-13 through accumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (modified-retrospective approach). The Company is currently evaluating the potential impact that the adoption of ASU 2016-13 may have on its consolidated financial statements, however, it does not expect it to have a material effect.

 (2) Liquidity
The Company’s cash and cash equivalents balance at June 30, 2016 was approximately $96 thousand, a decrease of $1.8 million from December 31, 2015. Major uses of cash were attributed to a $1.7 million loss for the six months ended June 30, 2016, an increase of approximately $1.0 million in inventory, an increase of approximately $0.9 million in accounts receivable, and an increase of approximately $0.6 million in prepaid expense. These were partially offset by increases of approximately $1.0 million in accounts payable, approximately $0.6 million in accrued expenses, and approximately $0.6 million in bank debt.

On June 30, 2016 the Company had approximately $0.6 million in bank debt, a credit line recently increased to $2.5 million, working capital of approximately $3.0 million including approximately $96 thousand in cash and cash equivalents. The Company raised $3.65 million from a $3.42 million private placement in September 2015 and a $229 thousand rights offering in July 2015. On December 31, 2015 the Company had working capital of approximately $4.4 million including approximately $1.8 million in cash and cash equivalents. The Company’s current ratio at June 30, 2016 was 1.8 compared to 3.6 at December 31, 2015.

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

 (3) Inventories
Inventories consist of :	June 30, 2016	December 31, 2015
Materials	$666,011	$477,929
Work in process	204,162	––
Finished goods	2,920,851	2,306,681
Total	$3,791,024	$2,784,610

Finished goods includes consigned inventory held by our customers of $233,900 at June 30, 2016 and $119,100 at December 31, 2015. The Company reviews inventory for obsolete and slow moving products each quarter and makes provisions based on its estimate of the probability that the material will not be consumed or that it will be sold below cost. The provision for inventory reserves was negligible in both the first six months of 2016 and the fourth quarter of 2015.
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

On January 30, 2015, Wetro LAN LLC ("Wetro LAN") filed a complaint in the U.S. District Court for the Eastern District of Texas (U.S.D.C., E.D.Tex.) against the Company alleging infringement of U.S. Patent No. 6,795,918 (“the ’918 patent”) entitled “Service Level Computer Security.” Wetro LAN alleged that the Company’s wireless routers, including its Model 4501 Wireless-N Router, infringe the '918 patent. “In its complaint, Wetro LAN sought unspecified compensatory damages.” The case was resolved on May 18, 2016 with the entry by the Judge of an Order of Dismissal with Prejudice.

On May 17, 2016, Magnacross LLC ("Magnacross") filed a complaint in the U.S. District Court for the Eastern District of Texas (U.S.D.C., E.D.Tex.) against the Company alleging infringement of U.S. Patent No. 6,917,304 (“the ’304 patent”) entitled “Wireless Multiplex Data Transmission System.” Magnacross alleged that the Company’s wireless routers, including its Model 5363, 5360 5354 (N300, N600, AC1900) Routers, infringe the '304 patent. “In its complaint, Magnacross sought injunctive relief and unspecified compensatory damages.” The case is in its early stages and on the court set an initial Scheduling Conference for the matter on August 30, 2016.

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

Royalty expense under the License Agreement amounted to $583,333 for the second quarter of 2016 and $833,333 for the first six months of 2016, and is included in selling expense on the accompanying condensed consolidated statements of operations. The balance of the committed royalty expense for 2016 amounts to $583,333 for each of the remaining two quarters of 2016.
In order to facilitate the Company’s current and planned increase in production demand, driven in part by the launch of Motorola branded products, the Company has committed with North American Production Sharing, Inc. (“NAPS”) to extend its existing lease used in connection with the Production Sharing Agreement (“PSA”) entered into between the Company and NAPS. The extension term is December 1, 2015 through November 30, 2018 and allows the Company to contract additional Mexican personnel to work in the Tijuana facility.
The Company moved its headquarters on June 29, 2016 from our long time location at 207 South Street, Boston, MA. to a nearby location at 99 High Street, Boston, MA. We signed a lease for 11,480 square feet that terminates on June 29, 2019. Payments under the lease are zero for the first 2 months, $413,280 for the next 12 months, $424,760 for the next 12 months, and $363,533 for the remaining term of the lease ending June 29, 2019.

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

Relatively few customers account for a substantial portion of the Company’s revenues.  In the second quarter of 2016, three retailers accounted for 79% of our total net sales, with our largest retailer accounting for 28% of our net sales. In the first six months of 2016, three retailers accounted for 77% of our total net sales, with our largest retailer accounting for 29% of our net sales. At June 30, 2016, three retailers accounted for 86% of our accounts receivable, with our largest retailer representing 43% of our accounts receivable. In the second quarter of 2015, three retailers accounted for 76% of our total net sales, with our largest retailer accounting for 45% of our net sales. In the first six months of 2015, three customers accounted for 75% of our total net sales, with our largest customer accounting for 45% of our net sales. At June 30, 2015, three customers accounted for 88% of our accounts receivable, with our largest customer representing 58% of our accounts receivable.

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

(6) Bank Credit Lines
On December 18, 2012, the Company entered into a Financing Agreement with Rosenthal & Rosenthal, Inc. (the “Financing Agreement”). The Financing Agreement originally provided for up to $1.75 million of revolving credit, subject to a borrowing base formula and other terms and conditions. The Financing Agreement continued until November 30, 2014 with automatic renewals from year to year thereafter, unless sooner terminated by either party. The lender has the right to terminate the Financing Agreement at any time on 60 days’ prior written notice. Borrowings are secured by all of the Company assets including intellectual property. The Financing Agreement contains several covenants, including a requirement that the Company maintain tangible net worth of not less than $2.5 million and working capital of not less than $2.5 million.

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

On July 19, 2016, the Company entered into a third amendment to the Financing Agreement. The Amendment increased the size of the revolving credit line (“Maximum Credit Facility”) to $2.5 million effective with the date of this amendment.

The Company is required to calculate its covenant compliance on a quarterly basis. As of June 30, 2016, the Company was in compliance with both its working capital and tangible net worth covenants. At June 30, 2016, the Company’s tangible net worth was approximately $3.1 million, while the Company’s working capital was approximately $3.0 million.

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

Since 1983 our headquarters have been near South Station in downtown Boston. We recently moved from our long time location at 207 South Street to 99 High Street in Boston. The lease for this new location terminates June 29, 2019. We also lease a test/warehouse/ship facility in Tijuana, Mexico. In November 2014 we signed a one-year lease with five one-year renewal options thereafter for an 11,390 square foot facility in Tijuana Mexico. In September 2015, Zoom extended the term of the lease from December 1, 2015 through November 30, 2018. In September 2015, Zoom also signed a new lease for additional space in the adjacent building, which doubled the existing capacity. The term of the lease is from March 1, 2016 through November 30, 2018 with early access granted as of December 1, 2015.

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

As of August 3, 2016, Zoom had 26 full-time employees and five employees working less than five days per week, typically four days per week. Ten employees were engaged in research and development and quality control. Five employees were involved in operations, which manages production, inventory, purchasing, warehousing, freight, invoicing, shipping, collections, and returns. Ten employees were engaged in sales, marketing, and customer support. The remaining six employees performed executive, accounting, administrative, and management information systems functions. Our dedicated personnel in Tijuana, Mexico are employees of our Mexican service provider and not included in our headcount. On August 3, 2016, Zoom had one consultant in sales and one consultant in information systems, neither of whom is included in our headcount.
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
Product Returns. Products are returned by retail stores and distributors for inventory balancing, contractual stock rotation privileges, and warranty repair or replacements. We estimate the sales and cost value of expected future product returns of previously sold products. Our estimates for product returns are based on recent historical trends plus estimates for returns prompted by, among other things, announced stock rotations and announced customer store closings. Management reviews historical returns, current economic trends, and changes in customer demand and acceptance of our products when estimating sales return allowances. The estimate for future returns is recorded as a reserve against accounts receivable, a reduction in our net sales, and the corresponding change to inventory reserves and cost of sales. Product returns as a percentage of total shipments were 10.8% and 15.8% for the second quarter of 2016 and 2015, respectively.
Price Protection Refunds. We have a policy of offering price protection to certain of our retailer and distributor customers for some or all their inventory. Under the price protection policies, when we reduce our prices for a product, the customer receives a credit for the difference between the original purchase price and our reduced price for their unsold inventory of that product. Our estimates for price protection refunds are based on a detailed understanding and tracking by customer and by sales program. Estimated price protection refunds are recorded in the same period as the announcement of a pricing change. Information from customer inventory-on-hand reports or from direct communications with the customers is used to estimate the refund, which is recorded as a reduction of net sales and a reserve against accounts receivable. Reductions in our net sales due to price protection were $41 thousand in the second quarter of 2016 and negligible in the second quarter of 2015.
Sales and Marketing Incentives. Many of our retailer customers require sales and marketing support funding, usually set as a percentage of our sales in their stores. The incentives were reported as reductions in our net sales and were $47 thousand in the second quarter of 2016 and $24 thousand in the second quarter of 2015.
Consumer Mail-In and In-Store Rebates. Our estimates for consumer mail-in and in-store rebates are based on a detailed understanding and tracking by customer and sales program, supported by actual rebate claims processed by the rebate redemption centers plus an accrual for an estimated lag in processing at the redemption centers. The estimate for mail-in and in-store rebates is recorded as a reserve against accounts receivable and a reduction of net sales in the same period that the rebate obligation was triggered. Reductions in our net sales due to consumer rebates were $15 thousand in the second quarter of 2016 and $46 thousand in the second quarter of 2015.
To ensure that the sales, discounts, and marketing incentives are recorded in the proper period, we perform extensive tracking and documenting by customer, by period, and by type of marketing event. This tracking includes reconciliation to the accounts receivable records for deductions taken by our customers for these discounts and incentives.
Accounts Receivable Valuation. We establish accounts receivable valuation allowances equal to the above-discussed net sales adjustments for estimates of product returns, price protection refunds, consumer rebates, and general bad debt reserves. These allowances are reduced as actual credits are issued to the customer's accounts. Our bad-debt write-offs were negligible in both the second quarter of 2016 and the second quarter of 2015.

Inventory Valuation and Cost of Goods Sold. Inventory is valued at the lower of cost, determined by the first-in, first-out method, or its net realizable value. We review inventories for obsolete slow moving products each quarter and make provisions based on our estimate of the probability that the material will not be consumed or that it will be sold below cost. Additional charges to inventory reserves related to obsolete and slow-moving products were negligible in both the second quarter of 2016 and the second quarter of 2015. Additionally, material product certification costs on new products are capitalized and amortized over the expected period of value of the respective products. These costs were $97 thousand in the second quarter of 2016, and zero in the second quarter of 2015.
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

Results of Operations
Summary. Net sales were $3.98 million for the second quarter ended June 30, 2016 (“Q2 2016”), up 53.4% from $2.59 million for the second quarter of 2015 (“Q2 2015”). Zoom reported a net loss of $972 thousand or $0.07 per share for Q2 2016 compared to net loss of $106 thousand or $0.01 per share for Q2 2015. Net sales were $6.70 million for the six months ended June 30, 2016, up 18.5% from $5.65 million for the six months ended June 30, 2015. Zoom reported a net loss of $1.70 million for the six months ended June 30, 2016 compared to a net loss of $101 thousand for the six months ended June 30, 2015. Loss per diluted share was $0.12 in the six months ended June 30, 2016 compared to $0.01 for the six months ended June 30, 2015.

Net Sales. Our total net sales for the second quarter of 2016 increased $1.39 million or 53.4% from the second quarter of 2015. Zoom “legacy” products decrease of $1.3 million was greatly offset by Motorola branded sales of $2.8 million for the second quarter of 2016. Our total net sales for the first half of 2016 increased $1.05 million or 18.5% from the first half of 2015, primarily due to Motorola brand products’ revenue growth. Geographically, our North American sales continued their dominant share of our overall sales, representing 98% of our net sales in both Q2 2015 and Q2 2016.
Concentration. In the second quarter of 2016, three retailers accounted for 79% of our total net sales, with our largest retailer accounting for 28% of our net sales. In the first six months of 2016, three retailers accounted for 77% of our total net sales with our largest retailer accounting for 29% of our net sales. In the second quarter of 2015, three retailers accounted for 76% of our total net sales with our largest retailer accounting for 45% of our net sales. In the first six months of 2015, three customers accounted for 75% of our total net sales with our largest customer accounting for 45% of our net sales.
Gross Profit. Gross profit was $1.20 million or 30.2% of net sales in Q2 2016, up from $0.85 million or 32.9% of net sales in Q2 2015. Improvement in gross profit was due to increased sales, although gross margin decreased to 30.2% due to a decline in select cable modem prices and higher cost of goods on Motorola brand products.
Gross profit was $2.03 million for the first six months of 2016, up from gross profit of $1.81 million for the first 6 months of 2015. Our gross margin for the first six months of 2016 was 30.4%, down from our gross margin of 32.0% for the first 6 months of 2015.
Selling Expense. Selling expense was $1.30 million or 32.7% of net sales in the second quarter of 2016, up from $0.38 million or 14.8% of net sales in the second quarter of 2015. The increase of $0.92 million was primarily due to Motorola brand royalty payments, and increased marketing and advertising costs. Selling expense was $2.05 million or 30.6% of net sales in the first half of 2016, up from $0.79 million or 14.0% of net sales in the first half of 2015. The increase of $1.25 million was primarily due to Motorola brand royalty payments, and increased marketing and advertising costs.
General and Administrative Expense. General and administrative expense was $413 thousand or 10.4% of net sales in the second quarter of 2016, up from $254 thousand or 9.8% of net sales in the second quarter of 2015. The increase of $158 thousand was primarily due to increases in salary and salary related benefits, rent and moving expenses, and audit and legal costs. General and administrative expense was $882 thousand or 13.2% for the first half of 2016, up from $504 thousand or 8.9 % for the first half of 2015. The increase of $378 thousand was primarily due to increases in salaries and related expenses, and audit and legal costs.

Research and Development Expense. Research and development expense was $455 thousand or 11.4% of net sales in the second quarter of 2016, up from $293 thousand or 11.3% of net sales in the second quarter of 2015. The increase of $162 thousand was primarily due to increased product certification and testing expenses, and increased personnel and related costs. Research and development expense was $802 thousand or 12.0% of net sales in the first half of 2016, up 42.2% from $564 thousand or 10.0% of net sales in the first half of 2015. The increase of $238 thousand was due primarily to increased personnel and related costs, and increased product certification and testing expenses.
Other Income (Expense). Other expense was $4 thousand in the second quarter of 2016 and $23 thousand in the second quarter of 2015. Other expense for the first half of 2016 was $3 thousand and $46 thousand in the first half of 2015, the difference primarily due to interest expense incurred during 2015 related to our bank credit line.
Net Income (Loss). The net loss was $972 thousand for the second quarter of 2016, compared to net loss of $106 thousand for the second quarter of 2015. The net loss was $1.7 million for the first half of 2016, compared to a net loss of $101 thousand for the first half of 2015.

Liquidity and Capital Resources
The Company’s cash and cash equivalents balance on June 30, 2016 was approximately $96 thousand, a decrease of $1.8 million from December 31, 2015. Major uses of cash were attributed to a $1.7 million loss for the six months ended June 30, 2016, an increase of approximately $1.0 million in inventory, an increase of approximately $0.9 million in accounts receivable, and an increase of approximately $0.6 million in prepaid expense. These were partially offset by increases of approximately $1.0 million in accounts payable, approximately $0.6 million in accrued expenses, and approximately $0.6 million in bank debt.

On June 30, 2016 the Company had approximately $0.6 million in bank debt, a credit line recently increased to $2.5 million, and working capital of approximately $3.0 million including approximately $96 thousand in cash and cash equivalents. The Company raised $3.65 million from a $3.42 million private placement in September 2015 and a $229 thousand rights offering in July 2015. On December 31, 2015 the Company had working capital of approximately $4.4 million including approximately $1.8 million in cash and cash equivalents. The Company’s current ratio at June 30, 2016 was 1.8 compared to 3.6 at December 31, 2015.

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

Commitments
During the six months ended June 30, 2016, there were no material changes to our capital commitments and contractual obligations from those disclosed in our Form 10-K for the year ended December 31, 2015.
Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2016.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not Required.

ITEM 4.
CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer who is also our Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the preparation of this Quarterly Report on the Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2016. Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There have been no significant changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.
LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, please refer to Note 4, “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

ITEM 6.
EXHIBITS
Exhibit No.	Exhibit Description
31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 (1)	Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
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

ZOOM TELEPHONICS, INC. (Registrant)

Date: August 12, 2016	By:	/s/ Frank B. Manning
Frank B. Manning President, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 (1)	Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
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