Form 10-Q
period 2016-09-30
Zoom Telephonics, Inc.
filed 2016-11-14
CIK 1467761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
______________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of November 2, 2016, was 14,595,290 shares.

ZOOM TELEPHONICS, INC.

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

ZOOM TELEPHONICS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

ASSETS	September 30, 2016 (Unaudited)	December 31, 2015
Current assets
Cash and cash equivalents	$175,308	$1,846,704
Accounts receivable, net of allowances of $460,155 at September 30, 2016 and $483,349 at December 31, 2015	2,871,603	1,079,145
Inventories	4,229,070	2,784,610
Prepaid expenses and other current assets	574,450	381,205
Total current assets	7,850,431	6,091,664

Other assets	542,193	573,049
Equipment, net	173,804	205,132
Total assets	$8,566,428	$6,869,845

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank debt	$2,141,799	$––
Accounts payable	1,851,778	1,423,503
Accrued expenses	948,709	292,756
Total liabilities	4,942,286	1,716,259

Commitments and contingencies (Note 4)

Stockholders' equity
Common stock: Authorized: 25,000,000 shares at $0.01 par value
Issued and outstanding: 13,976,059 shares at September 30, 2016 and 13,477,803 shares at December 31, 2015	139,761	134,778
Additional paid-in capital	38,374,431	37,965,230
Accumulated deficit	(34,890,050)	(32,946,422)
Total stockholders' equity	3,624,142	5,153,586
Total liabilities and stockholders' equity	$8,566,428	$6,869,845

See accompanying notes to condensed consolidated financial statements (unaudited).

ZOOM TELEPHONICS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net sales	$5,990,432	$3,367,838	$12,688,142	$9,019,582
Cost of goods sold	4,064,834	2,267,235	8,727,755	6,110,159
Gross profit	1,925,598	1,100,603	3,960,387	2,909,423

Operating expenses:
Selling	1,473,787	418,017	3,520,030	1,210,809
General and administrative	354,237	306,827	1,236,239	810,556
Research and development	352,849	354,252	1,154,789	918,014
	2,180,873	1,079,096	5,911,058	2,939,379

Operating profit (loss)	(255,275)	21,507	(1,950,671)	(29,956)

Other income (expense):
Interest income	21	16	238	31
Interest expense	(27,778)	(27,347)	(32,115)	(72,360)
Other, net	41,482	(63)	42,232	(929)
Total other income (expense)	13,725	(27,394)	10,355	(73,258)

Income (loss) before income taxes	(241,550)	(5,887)	(1,940,316)	(103,214)

Income taxes	2,034	1,978	3,312	5,757

Net income (loss)	$(243,584)	$(7,865)	$(1,943,628)	$(108,971)

Net income (loss) per share:
Basic and diluted	$(0.02)	$(0.00)	$(0.14)	$(0.01)

Basic and diluted weighted average common and common equivalent shares	13,877,407	8,519,051	13,722,680	8,167,187

See accompanying notes to condensed consolidated financial statements (unaudited).

ZOOM TELEPHONICS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended September 30,
	2016	2015
Operating activities:
Net income (loss)	$(1,943,628)	$(108,971)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	389,487	58,724
Stock based compensation	164,795	48,839
Provision for accounts receivable allowances	8,988	34
Provision for inventory reserves	10,450	22,913
Changes in operating assets and liabilities:
Accounts receivable	(1,801,446)	(149,635)
Inventories	(1,454,910)	313,785
Prepaid expenses and other assets	(193,245)	(623,529)
Accounts payable and accrued expenses	1,084,228	32,970
Net cash provided by (used in) operating activities	(3,735,281)	(404,870)

Investing activities:

Other assets	(295,000)	––
Additions to equipment	(32,303)	(45,314)
Net cash provided by (used in) investing activities	(327,303)	(45,314)

Financing activities:
Net funds received from (to) bank credit lines	2,141,799	(840,585)
Proceeds from stock option exercises	249,389	19,425
Proceeds from private placement offering (net of issuance costs)	––	3,421,001
Proceeds from stock rights offering (net of issuance costs)	––	228,960
Net cash provided by (used in) financing activities	2,391,188	2,828,801

Net change in cash	(1,671,396)	2,378,617

Cash and cash equivalents at beginning of period	1,846,704	137,637

Cash and cash equivalents at end of period	$175,308	$2,516,254

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$32,115	$72,360
Income taxes	$3,312	$5,757

See accompanying notes to condensed consolidated financial statements (unaudited).

ZOOM TELEPHONICS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(1) Summary of Significant Accounting Policies
The accompanying condensed consolidated financial statements (“financial statements”) are unaudited. However, the presentation of the condensed consolidated balance sheet as of December 31, 2015 was derived from audited financial statements. In the opinion of management, the accompanying financial statements include all necessary adjustments to present fairly the consolidated financial position, results of operations and cash flows of Zoom Telephonics, Inc. (the “Company” or “Zoom”). The adjustments are of a normal, recurring nature.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year. The Company has evaluated subsequent events from September 30, 2016 through the date of this filing and other than the subscription agreements disclosed in Note 7, has determined that there are no such events requiring recognition or disclosure in the financial statements.

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

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” Currently, all inventory is measured at the lower of cost or market. ASU 2015-11 changes the measurement principle for inventory from the lower of cost or market to the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. The standard is effective for annual reporting periods beginning after December 15, 2015, which for the Company commenced with the year beginning January 1, 2016. Prospective application is required. The Company does not believe the implementation of this standard has a material impact on the Company’s consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” The amendments in this update defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is assessing the impact to the Company's financial condition, results of operations or cash flows from the adoption of this guidance.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation.” ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the simplified areas apply only to nonpublic entities. ASU 2016-09 is effective for public business entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. If an entity early adopts ASU 2016-09 in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. Methods of adoption vary according to each of the amendment provisions. The Company is currently evaluating the potential impact that the adoption of ASU 2016-09 may have on its consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments Credit Losses —Measurement of Credit Losses on Financial Instruments." ASU 2016-13 requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. ASU 2016-13 is effective for public business entities that are SEC filers for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted in any interim or annual period for fiscal years beginning after December 15, 2018. An entity should apply the amendments in ASU 2016-13 through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (modified-retrospective approach). The Company is currently evaluating the potential impact that the adoption of ASU 2016-13 may have on its consolidated financial statements, however, it does not expect it to have a material effect.

 (2) Liquidity
The Company’s cash and cash equivalents balance at September 30, 2016 was approximately $175 thousand, a decrease of $1.7 million from December 31, 2015. Major uses of cash were attributed to a $1.9 million loss for the nine months ended September 30, 2016, an increase of approximately $1.8 million in accounts receivable, an increase of approximately $1.4 million in inventory, and an increase of approximately $0.2 million in prepaid expense. These were partially offset by increases of approximately $2.1 million in bank debt, approximately $0.7 million in accrued expenses, and approximately $0.4 million in accounts payable.

On September 30, 2016 the Company had approximately $2.1 million in bank debt of a $3.0 million credit line, working capital of approximately $2.9 million including approximately $175 thousand in cash and cash equivalents. The Company raised $3.65 million from a $3.42 million private placement in September 2015 and a $229 thousand rights offering in July 2015. On December 31, 2015 the Company had working capital of approximately $4.4 million including approximately $1.8 million in cash and cash equivalents. The Company’s current ratio at September 30, 2016 was 1.6 compared to 3.6 at December 31, 2015.
On May 18, 2015, the Company announced licensing of the Motorola trademark for cable modems and gateways for the U.S. and Canada for five years starting January 2016 In order to support anticipated sales growth, the Company raised approximately $3.65 million as described above. The Company believes that its existing financial resources, supplemented by net proceeds of approximately $1.5 million from the private placement offering that occurred subsequent to September 30, 2016, along with its existing line of credit and recent increase to the credit limit, will be sufficient to fund operations for at least the next twelve months.

(3) Inventories
Inventories consist of :	September 30, 2016	December 31, 2015
Materials	$1,166,501	$477,929
Work in process	162,539	––
Finished goods	2,900,030	2,306,681
Total	$4,229,070	$2,784,610

Finished goods includes consigned inventory held by our customers of $402,963 at September 30, 2016 and $119,100 at December 31, 2015. The Company reviews inventory for obsolete and slow moving products each quarter and makes provisions based on its estimate of the probability that the material will not be consumed or that it will be sold below cost. The provision for inventory reserves was negligible in both the first nine months of 2016 and 2015.
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

On May 17, 2016, Magnacross LLC ("Magnacross") filed a complaint in the U.S. District Court for the Eastern District of Texas (U.S.D.C., E.D.Tex.) against the Company alleging infringement of U.S. Patent No. 6,917,304 (“the ’304 patent”) entitled “Wireless Multiplex Data Transmission System.” Magnacross alleged that the Company’s wireless routers, including its Model 5363, 5360 5354 (N300, N600, AC1900) Routers, infringe the '304 patent. In its complaint, Magnacross sought injunctive relief and unspecified compensatory damages. The case is in its early stages and the Court entered an Amended Docket Control Order on October 12, 2016.   If the case is not otherwise resolved, trial is scheduled to commence on November 6, 2017.

On May 14, 2015, Zoom entered into a License Agreement with Motorola Mobility LLC (the “License Agreement”).  The License Agreement provides Zoom with an exclusive license to use certain trademarks owned by Motorola Trademark Holdings, LLC. for the manufacture, sale and marketing of consumer cable modem products in the United States and Canada through certain authorized sales channels.
On August 8, 2016, Zoom entered into an amendment to the License Agreement with Motorola Mobility LLC (the “Amendment”).  The Amendment expands Zoom’s exclusive license to use the Motorola trademark to a wide range of authorized channels worldwide, and expands the license from cable modems and gateways to also include consumer routers, WiFi range extenders, home powerline network adapters, and access points. The License Agreement, as amended, has a five-year term beginning January 1, 2016 through December 31, 2020.
In connection with the amended License Agreement, the Company has committed to spend a certain percentage of its Motorola revenues for use in advertising, merchandising and promotion of the related products. Additionally, the Company is required to make quarterly royalty payments equal to a certain percentage of the preceding quarter’s net sales with minimum annual royalty payments as follows:

Year ending December 31,

2016:                                                     $2,000,000
2017:                                                     $3,000,000
2018:                                                     $3,500,000
2019:                                                     $4,000,000
2020:                                                     $4,500,000
Royalty expense under the License Agreement amounted to $583,333 for the third quarter of 2016 and $1,416,666 for the first nine months of 2016, and is included in selling expense on the accompanying condensed consolidated statements of operations. The balance of the committed royalty expense for 2016 amounts to $583,334 for the remaining quarter of 2016.
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
The Company moved its headquarters on June 29, 2016 from its long time location at 207 South Street, Boston, MA. to a nearby location at 99 High Street, Boston, MA. The Company signed a lease for 11,480 square feet that terminates on June 29, 2019. Payments under the lease are zero for the first 2 months, an aggregate of $413,280 for the next 12 months, an aggregate of $424,760 for the next 12 months, and an aggregate of $363,533 for the remaining term of the lease ending June 29, 2019. Rent expense amounted to $99,876 for the third quarter of 2016 and $302,935 for the first nine months of 2016.
 (5) Customer Concentrations
The Company sells its products primarily through high-volume retailers and distributors, Internet service providers, value-added resellers, personal computer system integrators, and original equipment manufacturers ("OEMs"). The Company supports its major accounts in their efforts to offer a well-chosen selection of attractive products and to maintain appropriate inventory levels.

Relatively few customers have accounted for a substantial portion of the Company’s revenues.  In the third quarter of 2016, three customers accounted for 86% of the Company’s net sales with the Company’s largest customer accounting for 32% of its net sales. In the first nine months of 2016, three customers accounted for 81% of the Company’s total net sales with the Company’s largest customer accounting for 30% of its net sales. At September 30, 2016 three customers accounted for 88% of the Company’s accounts receivable, with the Company’s largest customer representing 48% of its accounts receivable. In the third quarter of 2015, three customers accounted for 79% of the Company’s total net sales with the Company’s largest customer accounting for 48% of its net sales. In the first nine months of 2015, three customers accounted for 77% of the Company’s total net sales with the Company’s largest customer accounting for 46% of its net sales. At September 30, 2015, three customers accounted for 90% of the Company’s accounts receivable, with the Company’s largest customer representing 61% of its accounts receivable.

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

On July 19, 2016, the Company entered into a third amendment to the Financing Agreement. The Amendment increased the size of the revolving credit line to $2.5 million effective as of date of the amendment.

On September 1, 2016, the Company entered into a fourth amendment to the Financing Agreement. The Amendment increased the size of the revolving credit line to $3.0 million effective with the date of this amendment.

The Company is required to calculate its covenant compliance on a quarterly basis. As of September 30, 2016, the Company was in compliance with both its working capital and tangible net worth covenants. At September 30, 2016, the Company’s tangible net worth was approximately $3.1 million, while the Company’s working capital was approximately $2.9 million.
(7) Subsequent Events

On October 24, 2016, Zoom entered into stock subscription agreements with investors in connection with a non-brokered private placement of 619,231 unregistered shares of the Company’s common stock, which raised approximately $1.5 million net proceeds.
Management of the Company has reviewed subsequent events from September 30, 2016 through the date of filing and has concluded that, except as noted above, there were no subsequent events requiring adjustment to or disclosure in these consolidated financial statements.

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
Overview
We derive our net sales primarily from sales of Internet access and other communications-related products, including cable modems, cable modem / routers, Digital Subscriber Line (“DSL”) modems and dial-up modems to retailers, distributors, Internet Service Providers and original equipment manufacturers (“OEMs”). We sell our products through a direct sales force and through independent sales agents. All but one of our employees are located at our headquarters in Boston, Massachusetts.  We are experienced in electronics hardware, firmware, and software design and test, regulatory certifications, product documentation, and packaging; and we use that experience in developing each product in-house or in partnership with suppliers who are typically based in Asia. Electronic assembly and testing of our products in accordance with our specifications is typically done in Asia.

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

Our gross margin for a given product generally depends on a number of factors including the type of customer to whom we are selling. The gross margin for retailers tends to be higher than for some of our other customers; conversely, the sales, support, returns, and overhead costs associated with retailers tend to be higher. Our sales to certain countries are currently handled by a single master distributor for each country, who handles the support and marketing costs within the country. Gross margin for sales to these master distributors tends to be low, since lower pricing to these distributors helps them to cover the support and marketing costs for their country.

As of September 30, 2016 we had 30 employees, 25 working full-time and 5 working less than five days per week. Ten employees were engaged in research and development and quality control. Five employees were involved in operations, which manages production, inventory, purchasing, warehousing, freight, invoicing, shipping, collections, and returns. Nine employees were engaged in sales, marketing, and consumer support. The remaining six employees performed executive, accounting, administrative, and management information systems functions. Our dedicated personnel in Tijuana, Mexico are employees of our Mexican service provider and are not included in our headcount. As of September 30, 2016, we had one consultant in sales and one consultant in information systems, neither of whom is included in our headcount.

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
OEMs.
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
Sales and Marketing Incentives. Many of our retailer customers require sales and marketing support funding, usually set as a percentage of our sales in their stores. The incentives were reported as reductions in our net sales.
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

As of December 31, 2015 the Company had federal net operating loss carry forwards of approximately $50.7 million that are available to offset future taxable income. They are due to expire in varying amounts from 2018 to 2035. As of December 31, 2015, the Company had Massachusetts state net operating loss carry forwards of approximately $5.1 million that are available to offset future taxable income. They are due to expire in varying amounts from 2031 through 2035.

Results of Operations
Comparison of the three months ended September 30, 2016 to the three months ended September 30, 2015
Summary. Net sales were $5.99 million for the third quarter ended September 30, 2016 (“Q3 2016”), up 77.9%% from $3.37 million for Q3 2015. Zoom reported a net loss of $244 thousand for Q3 2016 compared to a net loss of $8 thousand for Q3 2015.

Net Sales. Our total net sales for Q3 2016 increased $2.62 million or 77.9% from Q3 2015, primarily due to continued expansion of Motorola branded products.
Concentration. In Q3 2016, three customers accounted for 86% of the Company’s net sales with the Company’s largest customer accounting for 32% of its net sales. In Q3 2015, three customers accounted for 79% of the Company’s total net sales with the Company’s largest customer accounting for 48% of its net sales.
Gross Profit. Gross profit was $1.93 million or 32.1% of net sales in Q3 2016, up from $1.10 million or 32.7% of net sales in Q3 2015. Improvement in gross profit was primarily due to increased sales.
Selling Expense. Selling expense was $1.47 million or 24.6% of net sales in Q3 2016, up from $0.42 million or 12.4% of net sales in Q3 2015. The increase of $1.06 million was primarily due to Motorola brand royalty payments, and increased marketing and advertising costs.

General and Administrative Expense. General and administrative expense was $354 thousand or 5.9% of net sales in Q3 2016, up 15.5% from $307 thousand or 9.1% of net sales in Q3 2015. The increase of $47 thousand was primarily due to increased personnel and related costs, and increased legal expenses.

Research and Development Expense. Research and development expense was $353 thousand or 5.9% of net sales in Q3 2016, down slightly from $354 thousand or 10.5% of net sales in Q3 2015. Increased engineering personnel costs were offset by decreases in outside engineering expenses.
Other Income (Expense). Other income was $14 thousand in Q3 2016, driven by a one-time favorable settlement on a class action lawsuit for approximately $41 thousand, reduced by loan interest costs of approximately $27 thousand. Other expense was $27 thousand in Q3 2015 due to interest expense related to our bank credit line.
Net Income (Loss). The net loss was $244 thousand for Q3 2016, compared to a net loss of $8 thousand for Q3 2015.
Comparison of the nine months ended September 30, 2016 to the nine months ended September 30, 2015
Summary. Net sales of $12.69 million for the first nine months of 2016 were up 40.7% from net sales of $9.02 million for the first nine months of 2015. Zoom’s net loss was $1.94 million for the first nine months of 2016, up from a net loss of $109 thousand for the first nine months of 2015. Loss per diluted share was $0.14 in the nine months ended September 30, 2016 compared to $0.01 for the nine months ended September 30, 2015.

Net Sales. Our total net sales for the first nine months of 2016 increased $3.67 million or 40.7% from the first nine months of 2015 primarily due to continued expansion of Motorola branded products.
Concentration. In the first nine months of 2016, three customers accounted for 81% of the Company’s total net sales with the Company’s largest customer accounting for 30% of its net sales. In the first nine months of 2015, three customers accounted for 77% of the Company’s total net sales with the Company’s largest customer accounting for 46% of its net sales.
Gross Profit. Gross profit was $3.96 million for the first nine months of 2016, up $1.05 million or 36.1% from gross profit of $2.91 million for the first nine months of 2015. Improvement in gross profit was primarily due to increased sales.
Selling Expense. Selling expense was $3.52 million or 27.7% of net sales in the first nine months of 2016, up from $1.21 million or 13.4% of net sales in the first nine months of 2015. The increase of $2.31 million was primarily due to Motorola brand royalty payments, and increased marketing and advertising costs.

General and Administrative Expense. General and administrative expense was $1.24 million or 9.7% of net sales for the first nine months of 2016, up 52.5% from $0.81 million or 9.0% of net sales for the first nine months of 2015. The increase of $426 thousand was primarily due to increased personnel costs, stock option expenses, audit and legal costs, and increased investor relations services.

Research and Development Expense. Research and development expense was $1.15 million or 9.1% of net sales in the first nine months of 2016, up 25.8% from $0.92 million or 10.2% of net sales in the first nine months of 2015. The increase of $237 thousand was due primarily to increased personnel and related costs, and increased product certification and testing expenses.
Other Income (Expense). Other income was $10 thousand in the first nine months of 2016, driven by a one-time favorable settlement on a class action lawsuit for approximately $41 thousand, reduced by loan interest costs of approximately $32 thousand. Other expense was $73 thousand in the first nine months quarter of 2015 due to interest expense on our bank credit line.
Net Income (Loss). The net loss was $1.94 million for the first nine months of 2016, compared to the net loss of $109 thousand for the first nine months of 2015.
Liquidity and Capital Resources
The Company’s cash and cash equivalents balance on September 30, 2016 was approximately $175 thousand, a decrease of $1.7 million from December 31, 2015. Major uses of cash were attributed to a $1.9 million loss for the nine months ended September 30, 2016, an increase of approximately $1.8 million in accounts receivable, an increase of approximately $1.4 million in inventory, and an increase of approximately $0.2 million in prepaid expense. These were partially offset by increases of approximately $2.1 million in bank debt, approximately $0.7 million in accrued expenses, and approximately $0.4 million in accounts payable.

On September 30, 2016 the Company had approximately $2.1 million in bank debt of a $3.0 million credit line and working capital of approximately $2.9 million including approximately $175 thousand in cash and cash equivalents. The Company raised $3.65 million from a $3.42 million private placement in September 2015 and a $229 thousand rights offering in July 2015. On December 31, 2015 the Company had working capital of approximately $4.4 million including approximately $1.8 million in cash and cash equivalents. The Company’s current ratio at September 30, 2016 was 1.6 compared to 3.6 at December 31, 2015.

On May 18, 2015, the Company announced licensing of the Motorola trademark for cable modems and gateways for the U.S. and Canada for five years starting January 2016. In order to support anticipated sales growth, the Company raised approximately $3.65 million as described above. The Company believes that its existing financial resources supplemented by the net proceeds of approximately $1.5 million raised in the recent private placement offering, along with its existing line of credit and recent increase to the credit limit, will be sufficient to fund operations for at least the next twelve months.

Commitments
During the nine months ended September 30, 2016, there were no material changes to our capital commitments and contractual obligations from those disclosed in our Form 10-K for the year ended December 31, 2015.
Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2016.
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

In connection with the preparation of this Quarterly Report on the Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2016. Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There have been no significant changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
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
10.1
Amendment to Financing Agreement, dated July 19, 2016, between Zoom Telephonics, Inc. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on July 25, 2016).

10.2
Amendment to Financing Agreement, dated September 1, 2016, between Zoom Telephonics, Inc. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on September 8, 2016).

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

ZOOM TELEPHONICS, INC.
(Registrant)

Date: November 14, 2016	By:	/s/ Frank B. Manning
Frank B. Manning President, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX
Exhibit No.	Exhibit Description
10.1
Amendment to Financing Agreement, dated July 19, 2016, between Zoom Telephonics, Inc. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on July 25, 2016).

10.2
Amendment to Financing Agreement, dated September 1, 2016, between Zoom Telephonics, Inc. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on September 8, 2016).

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