Form 10-Q/A
period 2016-09-30
Zoom Telephonics, Inc.
filed 2016-12-06
CIK 1467761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE

Zoom Telephonics, Inc. (the “Company”) is filing this amendment (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, originally filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2016 (the “Original Form 10-Q”), solely to file Exhibit 10.3 and Exhibit 10.4, which were inadvertently omitted from the Original Form 10-Q.  Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment restates in its entirety Part II, Item 6 and contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are filed herewith.

Other than adding Exhibit 10.3 and Exhibit 10.4, no other changes have been made to the Original Form 10-Q. This Amendment No. 1 does not reflect events that may have occurred subsequent to the filing date of the Original Form 10-Q, and does not modify or update in any way any other disclosure made in the Original Form 10-Q.

PART II - OTHER INFORMATION

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

10.3(1)	License Agreement, dated May 13, 2015, between Zoom Telephonics, Inc. and Motorola Mobility LLC.
10.4 (1)	Amendment to License Agreement, dated August 16, 2016, between Zoom Telephonics, Inc. and Motorola Mobility LLC.
31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 (2)(3)	Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS (3)	XBRL Instance Document
101.SCH (3)	XBRL Taxonomy Extension Schema Document
101.CAL (3)	XBRL Taxonomy Calculation Linkbase Document
101.DEF (3)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB (3)	XBRL Taxonomy Label Linkbase Document
101.PRE (3)	XBRL Taxonomy Presentation Linkbase Document
______________
(1)
Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
(2)
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
(3)
Filed on November 14, 2016 as an exhibit to the Company’s Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZOOM TELEPHONICS, INC.

Date: December 6, 2016	By:	/s/ Frank B. Manning
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

10.3(1)	License Agreement, dated May 13, 2015, between Zoom Telephonics, Inc. and Motorola Mobility LLC.
10.4 (1)	Amendment to License Agreement, dated August 16, 2016, between Zoom Telephonics, Inc. and Motorola Mobility LLC.
31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 (2)(3)	Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS (3)	XBRL Instance Document
101.SCH (3)	XBRL Taxonomy Extension Schema Document
101.CAL (3)	XBRL Taxonomy Calculation Linkbase Document
101.DEF (3)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB (3)	XBRL Taxonomy Label Linkbase Document
101.PRE (3)	XBRL Taxonomy Presentation Linkbase Document
______________
(1)
Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
(2)
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
(3)
Filed on November 14, 2016 as an exhibit to the Company’s Quarterly Report on Form 10-Q.

4