Form 10-K
period 2016-12-31
Zoom Telephonics, Inc.
filed 2017-03-22
CIK 1467761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission File Number: 0-18672

ZOOM TELEPHONICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-2621506
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

99 High Street, Boston, Massachusetts 02110
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the common stock, $0.01 par value, of the registrant held by non-affiliates of the registrant as of June 30, 2016, based upon the last sale price of such stock on that date as reported by the OTCQB, was $36,517,668.

The number of shares outstanding of the registrant's common stock, $0.01 par value, as of March 20, 2017 was 14,807,790 shares.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the definitive proxy statement for our 2017 annual meeting of stockholders, which is to be filed within 120 days after the end of the fiscal year ended December 31, 2016, are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
_______________________________________

Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial terms, any statements of plans or objectives of management for future operations, any statements concerning proposed new products or licensing or collaborative arrangements, any statements regarding future economic or performance, any statement of assumptions underlying any of the foregoing. These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to statements regarding:

●
our ability to generate sales of Motorola brand products sufficient to make that portion of our business profitable;

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

In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "could," "would," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential" and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in our future financial results include those discussed in the risk factors set forth in Item 1A below as well as those discussed elsewhere in this report. We qualify all of our forward-looking statements by these cautionary statements.

PART I

ITEM 1 – BUSINESS

Overview

As used in the Annual Report on Form 10-K, the terms “we,” “us,” “our,” "Zoom” and the “Company” mean Zoom Telephonics, Inc. and its wholly owned subsidiary MTRLC LLC.

Zoom Telephonics designs, produces, markets, sells, and supports Internet access and other communications-related products including cable modems and gateways, mobile broadband modems, Asymmetrical Digital Subscriber Line (“ADSL” or commonly “DSL”) modems, and dial-up modems. Our primary objective is to build upon our position as a leading producer of Internet access devices sold through sales channels that include many of the largest United States (“USA” or “US”) high-volume electronics retailers, and to take advantage of a number of trends in communications including higher data rates, increasing use of wireless technology for transmission of data, and increasing use of smartphones, tablets, and streaming media.

Cable modem products, including both cable modems and cable gateways, were Zoom’s highest revenue product category in both 2016 and 2015. Cable modems provide a high-bandwidth connection to the Internet through a cable that connects to the cable service provider’s managed broadband network. When a cable modem also includes a built-in WiFi router, it is called a cable gateway. We began shipping cable modems in 2000. Our primary means of distribution to end-users in the US, our primary market, is through national retailers and distributors. We continue to sell cable modem products under the Zoom brand, and beginning in 2016 we started offering cable modems and gateways under the Motorola brand. In response to demand for faster connection speeds and increased functionality including improved WiFi performance, we have invested and continue to invest resources to advance our cable modem product line.

Our mobile broadband products provide a high-bandwidth connection to the Internet through access to a mobile service provider’s mobile broadband network. Zoom has sold mobile broadband modems and routers in the past, and Zoom plans to ship a new line of mobile broadband modems, routers, and sensors in 2017.

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

In August 2016 we extended our Motorola license to a worldwide license that includes cable modems and gateways, WiFi routers, WiFi range extenders, powerline communication devices, and related products. We plan to introduce a line of Motorola brand WiFi routers, range extenders, and powerline communication products in 2017.

We are incorporated in Delaware under the name Zoom Telephonics, Inc.  Zoom Telephonics, Inc. was originally incorporated in New York in 1977 and changed its state of incorporation to Delaware in 1993. MTRLC LLC, a wholly owned subsidiary of Zoom Telephonics, Inc., is a limited liability company organized in Delaware that focuses on the sale of our Motorola brand products. Our principal executive offices are located at 99 High Street, Boston, MA 02110, and our telephone number is (617) 423-1072. Our Web site is at www.zoomtel.com. Information contained on our web site does not constitute part of this prospectus. Our common stock is traded on the Over-The-Counter market (“OTCQB”) under the symbol ZMTP.

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

Products

General

The vast majority of our products involve communication of data through the Internet. Our cable modems connect to the cable-TV cable and our DSL modems connect to the local telephone line to provide a high-speed link to the Internet. Our mobile broadband modems and our coming mobile broadband routers and sensors connect to the Internet through a mobile service provider’s mobile broadband cellular network.  Our dial-up modems link computers, point-of-purchase terminals, or other devices to each other or the Internet through the traditional telephone network. Our router products may communicate with a broadband modem for access to the Internet, and they may also be used for local area network communications.  Our planned sensor products will connect sensors to users’ smartphones and Web browsers via a mobile broadband connection to the Internet.

Cable Modems

We have obtained CableLabs® certification for our currently marketed cable modems, and these cable modems have also received a number of cable service provider certifications. The lengthy, expensive, and technically challenging certification process has been and continues to be a significant barrier to entry.

Zoom sells cable modems to end-users through retailers and cable service providers. While sales through the retail channel have been significant, they have been handicapped by the fact that all cable service providers offer cable modems directly with their service. Our view is that cable service providers are required to separately state the non-subsidized rental fees of carrier-provided modems and to eliminate this fee if the consumer chooses to provide the modem, but that view has been challenged by Charter. Charter has not complied with these requirements, thereby hindering consumer choice and the retail modem market.  Nevertheless, Zoom has significant cable modem sales through retailers, often to end-users who want to eliminate a monthly cable modem rental charge from their cable service provider.

During 2015 Zoom’s cable modem revenues were primarily from four types of Zoom brand cable modems, all supporting Data Over Cable Service Interface Specification (“DOCSIS”) 3.0 with either 16 or 8 downstream channels and 4 upstream channels (“16x4” or “8x4”). One product was an 8x4 cable modem bridge, one was a 16x4 cable modem bridge, one was an 8x4 cable modem gateway that included an N300 wireless-N router, and one was an 8x4 cable modem gateway that included an 802.11ac (“wireless-AC”) AC1900 router. Zoom continues to sell Zoom brand cable modems, but Zoom’s primary cable modem sales in 2016 were of Motorola brand cable modem products.

In May 2015 Zoom entered into an agreement to license certain Motorola trademarks from Motorola Trademark Holdings, LLC (“Motorola”) for cable modem products. From January 1, 2016 through December 31, 2020 we are authorized to manufacture, sell and market consumer cable modem products through certain authorized sales channels using the Motorola trademarks. The agreement includes numerous requirements intended to assure the quality and reputation of Motorola brand products. In January 2016 Zoom, through its MTRLC LLC subsidiary which was formed on October 6, 2015, began shipping cable modems under the Motorola brand. Zoom will also continue to ship Zoom brand cable modems, but these will be distinctly different from our Motorola brand cable modem products. On August 8, 2016, Zoom entered into an amendment to the license agreement with Motorola. The amendment expands Zoom’s exclusive license to use the Motorola trademark to a wide range of authorized channels worldwide, and expands the license from cable modems and gateways to also include consumer routers, WiFi range extenders, home powerline network adapters, and related products.

MTRLC LLC currently ships six Motorola brand cable modem products. The least expensive product in this line is an 8x4 DOCSIS 3.0 cable modem, and the most expensive is a cable gateway that includes a 16x4 DOCSIS 3.0 cable modem and an AC1900 WiFi router with Power Boost. Zoom is continuing to develop new cable modems, including a DOCSIS 3.1 cable modem.

DSL Modems

Our DSL modems incorporate the ADSL standards that are currently most popular worldwide, including ADSL2/2+, G.dmt, G.Lite, and ANSI T1.413 issue 2. Zoom currently sells one type of ADSL modem, which has an integrated wireless-N 4-port router using Broadcom Integrated Circuit (“IC”) technology.

Mobile Broadband Modems and Routers

During the second half of 2009 Zoom began shipping its first mobile broadband or “cellular” products, mobile broadband modems and wireless-N routers. In 2017 Zoom plans to introduce a new line of mobile broadband modems, with different models designed to work with AT&T, Verizon, and other mobile broadband carriers worldwide. Zoom also plans to introduce a cellular gateway that includes a modem capable of speeds up to 100 Mbps and an AC1900 router.

Dial-Up Modems

We have a broad line of dial-up modems with top data speeds up to 56,000 bps, available in external and internal models. Many of our external modems are designed to work with almost any terminal or computer, or operating system including Windows, Apple, Linux, and others. Personal Computer (“PC”) oriented internal modems are designed primarily for installation in the Peripheral Component Interconnect (“PCI”) slot, PCI-E slot, or PC card slot of IBM PC-compatibles. Embedded internal modems are designed to be embedded in PCs dedicated for a specific application, such as point-of-purchase terminals, kiosks, and set-top boxes. We sell and market dial-up modems under the Zoom® and Hayes® brands, as well as selling unbranded or private labeled modems for some specific high-volume accounts.

Mobile Broadband Sensors

 In 2017 Zoom plans to introduce a line of sensor products that communicate sensor data via a built-in cellular modem through the Internet to a smartphone or browser-enabled device. This cellular approach makes these sensors easier to install than a sensor that requires a router and a broadband connection. This approach can be teamed up with a very low cost data plan, since the amount of data being transmitted is low. The simplest product will only communicate temperature, and Zoom plans to have a range of products including a multi-sensor that senses temperature, humidity, earthquake and other acceleration, motion, pressure, light, and sound. Zoom believes that there is significant potential for cellular sensor products, but that there are significant risks including risk relating to delays in finishing these products and risks from competitors.

 Products for Markets outside North America

Products for countries outside the US often differ from a similar product for the US due to different regulatory and certification requirements, country-specific phone jacks and AC power adapters, and language-related specifics. As a result, the introduction of new products into markets outside North America can be costly and time-consuming. In 1993 we introduced our first dial-up modem approved for selected Western European countries. Since then we have continued to expand our product offerings into markets outside North America. We have received regulatory certifications for, and are currently selling our products in a number of countries, including the US, the United Kingdom (“UK”), Spain, Canada, Vietnam, and some Latin American countries. We intend to continue to expand and enhance our product line for our existing markets and to seek certifications for the sale of new products outside the US. Most importantly, we hope to sell Motorola brand WiFi products in China, Latin America, Europe, and other regions outside the USA. The vast majority of our sales were in North America in 2015 and in 2016, and we expect North America to continue to account for most of our sales. However, we expect significant growth outside North America due to our worldwide Motorola license for WiFi and powerline products.

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

Relatively few customers have accounted for a substantial portion of the Company’s revenues.  In 2016 three customers accounted for 82% of our total net sales, with our largest customer accounting for 29% of our net sales. At December 31, 2016, three customers accounted for 86% of our gross accounts receivable, with our largest customer representing 56% of our gross accounts receivable. In 2015 three customers accounted for 77% of the Company’s total net sales with our largest customer accounting for 46% of our net sales. At December 31, 2015, three customers accounted for 93% of our gross accounts receivable, with our largest customer representing 67% of our gross accounts receivable.

Distributors and Retailers outside North America

In markets outside North America we sell and ship our products primarily to distributors. We believe that sales growth outside North America will continue to require substantial additional investments of resources for product design and testing, regulatory certifications, native-language instruction manuals and software, packaging, sales support, and technical support. We have made this investment in the past for many countries, and we expect to make this investment for some countries and products in the future.   However, we anticipate that the vast majority of our future sales will come from the US, largely because the US has an unusually robust retail cable modem market.

We have announced a master distributor agreement with T&W, a Chinese manufacturer and our primary supplier, whereby T&W will be the master distributor for some of our Motorola brand product categories in China. We hope to have similar agreements for some other countries, but there is no guarantee that we will have such agreements. We have a distributor for Latin America, and we hope that distributor will sell some of our Motorola brand WiFi products. We hope to add other distributors for some countries outside North America. We also expect to sell some Motorola brand WiFi products through Amazon UK and other Amazon sites in Europe.

North American High-volume Retailers and Distributors

In North America we reach the retail market primarily through high-volume retailers. Our North American retailers include Best Buy, Micro Center, Target, Wal-Mart, and others including Amazon and other Web-focused retailers.

We sell significant quantities of our products through distributors, who often sell to corporate accounts, retailers, service providers, value-added resellers, equipment manufacturers, and other customers. Our North American distributors include D&H Distributing, Ingram Micro, and Tech Data.

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

We believe that Motorola, Zoom, Hayes, and Global Village are widely recognized brand names. We build upon our brand equity in a variety of ways, including Amazon advertising, Google Adwords advertising, Facebook advertising, retailer cooperative advertising, product packaging, trade shows, and public relations.

We attempt to develop quality products that are user-friendly and that require minimal support. We typically support our claims of quality with product warranties of one to two years, depending upon the product. To address the needs of end-users and resellers who require assistance, we have our own staff of technical support specialists.  They provide telephone support five days per week in English and Spanish. Our technical support specialists also maintain a significant Internet support facility that includes email, firmware and software downloads, and the SmartFacts™ Q&A search engine.

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

The Company’s costs on research and development were $1.5 million for 2016 and $1.3 million for 2015. As of December 31, 2016 we had 10 employees engaged primarily in research and development. Our research and development team performs electronics hardware design and layout, mechanical design, prototype construction and testing, component specification, firmware and software development, product testing, foreign and domestic regulatory certification efforts, end-user and internal documentation, and third-party software selection and testing.

Manufacturing & Suppliers

Our products are currently designed for high-volume automated assembly to help assure reduced costs, rapid market entry, short lead times, and reliability. High-volume assembly typically occurs in China or Taiwan. Our contract manufacturers and original design manufacturers typically obtain some or all of the material required to assemble the products based upon a Zoom Telephonics Approved Vendor List and Parts List. Our manufacturers typically insert parts onto the printed circuit board, with most parts automatically inserted by machine, solder the circuit board, and test the completed assemblies. The contract manufacturer sometimes performs final packaging. For the US and many other markets, packaging is often performed at our facilities in North America, allowing us to tailor the packaging and its contents for our customers immediately before shipping. This facility also performs warehousing, shipping, quality control, finishing and some software updates from time to time. We also perform circuit design, circuit board layout, and strategic component sourcing at our Boston headquarters. Wherever the product is built, our quality systems are used to help assure that the product meets our specifications.

Our North American facility is currently located in Tijuana, Mexico. From time to time we experience certain challenges associated with the Tijuana facility, specifically relating to bringing products across the border between the US and Mexico.   We believe that this facility assists us in cost-effectively providing rapid response to the needs of our US customers.

Historically we have used one primary manufacturer for a given design. We sometimes maintain back-up production tooling at a second manufacturer for our highest-volume products. Our manufacturers are normally adequate to meet reasonable and properly planned production needs; but a fire, natural calamity, strike, financial problem, or other significant event at an assembler's facility could adversely affect our shipments and revenues. In 2016, one supplier provided 92% of our purchased inventory. The loss of a key supplier, or a material adverse change in a key supplier’s business or in our relationship with a key supplier, could materially and adversely harm our business.

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

Some of our primary competitors by product group include the following:

●
Cable modem competitors: Arris, Belkin/Linksys, D-Link, Hon Hai Network Systems (formerly Ambit Microsystems), Netgear, Sagemcom, SMC Networks, Technicolor, TP-Link and Ubee Interactive.

●
Dial-up modem competitors: Best Data, Hiro, Lite-On, Multitech, and US Robotics.

●
DSL modem competitors: Arris, Actiontec, Asus, Aztech,, Belkin / Linksys, D-Link, Huawei, Netgear, Sagemcom (formerly Sagem), Siemens (formerly Efficient Networks), Technicolor, TP-Link, Westell, Xavi, and ZyXEL Communications.

●
Mobile broadband competitors: Cradlepoint, D-Link, Huawei, Inseego, Multitech, Netcomm Wireless, Netgear, Nimbelink, Option, Sierra Wireless, and ZTE.

●
Networking competitors: Amped, Apple, Asus, Belkin/Linksys,, D-Link, Eero, Google, Netgear, Securifi, Tenda, TP-Link, Trendnet, and Ubiquiti.

Many of our competitors and potential competitors have more extensive financial, engineering, product development, manufacturing, and marketing resources than we do.

The principal competitive factors in our industry include the following:

● product performance, features, reliability and quality of service;

● price;

 ● brand image;

● product availability and lead times;

● size and stability of operations;

● breadth of product line;

● sales and distribution capability, including retailer and distributor relationships;

● technical support and service;

● product documentation and product warranties;

● relationships with providers of broadband access services; and

● certifications evidencing compliance with various requirements.

We believe we are able to provide a competitive mix of the above factors for our products, particularly when they are sold through retailers, computer product distributors, small to medium sized Internet service providers, and system integrators. We have been less successful in selling directly to large telephone companies and other large providers of broadband access services.

Successfully penetrating the broadband modem market presents a number of challenges, including:

  ● the current limited retail market for broadband modems;

  ● the relatively small number of cable, telecommunications and Internet service providers that make up the majority of the market for broadband modems in the USA, our largest market;

  ● the significant bargaining power and market dominance of these large service providers;

  ● the time-consuming, expensive and uncertain certification processes of the various cable and DSL service providers; and

  ● the strong relationships with service providers enjoyed by some incumbent equipment providers, including ARRIS for cable modems and Huawei for DSL and mobile broadband modems.

Intellectual Property Rights

We rely primarily on a combination of copyrights, trademarks, trade secrets and patents to protect our proprietary rights. We have trademarks and copyrights for our firmware (software on a chip), printed circuit board artwork, instructions, packaging, and literature. We also have five active patents that expire between years 2020 and 2031. We cannot assure that any patent application will be granted or that any patent obtained will provide protection or be of commercial benefit to us, or that the validity of a patent will not be challenged. Moreover, we cannot assure that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop comparable or superior technologies.

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

In May 2015 we entered into an agreement to license certain Motorola® brand trademarks for consumer cable modem products in the US and Canada through certain authorized sales channels using such trademarks beginning January 1, 2016 through December 31, 2020. On August 8, 2016, we entered into an amendment to the license agreement with Motorola. The amendment expands our exclusive license to use the Motorola trademark to a wide range of authorized channels worldwide, and expands the license from cable modems and gateways to also include consumer routers, WiFi range extenders, home powerline network adapters and access ports.

Backlog

Our backlog on February 28, 2017 was $0.4 million, and on February 29, 2016 was $0.4 million. Many orders included in backlog may be canceled or rescheduled by customers without significant penalty. Backlog as of any particular date should not be relied upon as indicative of our net sales for any future period.

Employees

As of February 28, 2017, Zoom had 30 full-time and part-time employees. Ten employees were engaged in research and development and quality control. Five employees were involved in operations, which manages production, inventory, purchasing, warehousing, freight, invoicing, shipping, collections, and returns. Nine employees were engaged in sales, marketing, and customer support. The remaining six employees performed executive, accounting, administrative, and management information systems functions. Zoom currently has 25 full-time employees and 5 employees working less than 5 days per week, typically 4 days per week. Our dedicated personnel in Tijuana, Mexico are employees of our Mexican service provider and not included in our headcount. On February 28, 2017, Zoom had two consultants in sales and one consultant in information systems, none of whom are included in our headcount.

Executive Officers

The names and biographical information of our current executive officers are set forth below:

Name	Age	Position with Zoom
Frank B. Manning	68	Chief Executive Officer, President, Acting Chief Financial Officer, & Chairman of the Board
Terry Manning	65	Vice President of Sales and Marketing
Deena Randall	63	Vice President of Operations

Frank B. Manning is a co-founder of our company. Mr. Manning has been our president, chief executive officer, and a Director since May 1977. He has served as our chairman of the board since 1986. He earned his BS, MS and PhD degrees in Electrical Engineering from the Massachusetts Institute of Technology, where he was a National Science Foundation Fellow. From 1998 through late 2006 Mr. Manning was also a director of the Massachusetts Technology Development Corporation, a public purpose venture capital firm that invests in seed and early-stage technology companies in Massachusetts. Mr. Manning is the brother of Terry Manning, our vice president of sales and marketing. From 1999 to 2005 Mr. Frank Manning was a Director of Intermute, a company that Zoom co-founded and that was sold to Trend Micro Inc., a subsidiary of Trend Micro Japan. Mr. Manning was a Director of Unity Business Networks, a hosted VoIP service provider, from Zoom's investment in July 2007 until Unity’s acquisition in October 2009. From its inception until November 2010 Mr. Manning was also a director of Zoom Technologies, Inc. Mr. Manning’s extensive experience as our President and Chief Executive Officer, as well as his overall experience and professional skills in electronics and business, enable him to capably serve multiple roles at Zoom including President, Chief Executive Officer, Acting Chief Financial Officer, and Chairman of Zoom’s Board of Directors.

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

In May 2015 Zoom entered into an agreement to license the Motorola brand trademark for use with cable modem products in North America for five years starting with shipments January 2016. In August 2016 that agreement was amended to include WiFi routers, range extenders, and other products worldwide, and to increase the minimum royalty payments. In connection with this opportunity, Zoom has an aggressive plan to continue to introduce new Motorola brand products. Our product development plan has and will continue to increase our costs and may result in cost overruns and delays. If our sales of Motorola brand products do not meet our forecasts, this may result in excess inventory and a shortage of cash. In addition, the license agreement includes significant minimum quarterly royalty payments due by Zoom. If we are unable to sell a sufficient number of Motorola brand products to offset these minimum royalty payments, our net income and cash position will be reduced and we may experience losses.

We may require additional funding, which may be difficult to obtain on favorable terms, if at all.

Over the next twelve months we may require additional funding if, for instance, we buy inventory and develop products in anticipation of significant Motorola sales, if our sales are lower than forecast, or if we continue to experience losses. On September 1, 2016, we signed an amendment to our financing agreement to increase our line of credit to $3.0 million assuming our receivables support this amount; and this line is subject to covenants that must be met and may be terminated by the lender at any time upon sixty days prior notice. It is not certain whether all or part of this line of credit will be available to us in the future; and other sources of financing may not be available to us on a timely basis if at all, or on terms acceptable to us. If we fail to obtain acceptable additional financing when needed, we may not have sufficient resources to fund our normal operations; and this would have a material adverse effect on our business.

We may experience costs and senior management distractions due to patent-related matters.

Many of our products incorporate patented technology. We attempt to license appropriate patents either directly or through our integrated circuit suppliers. However, we are subject to costs and senior management distractions due to patent-related litigation.

On May 17, 2016, Magnacross LLC ("Magnacross") filed a complaint in the U.S. District Court for the Eastern District of Texas (U.S.D.C., E.D.Tex.) against the Company alleging infringement of U.S. Patent No. 6,917,304 (“the ’304 patent”) entitled “Wireless Multiplex Data Transmission System.” Magnacross alleged that the Company’s wireless routers, including its Model 5363, 5360, and 5354 (N300, N600, and AC1900) Routers, infringe the '304 patent. In its complaint, Magnacross sought injunctive relief and unspecified compensatory damages. The case was resolved on February 1, 2017 with the entry by the judge of an Order of Dismissal with Prejudice.

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

Relatively few customers account for a substantial portion of the Company’s revenues.  In 2016 three customers accounted for 82% of our total net sales, with our largest customer accounting for 29% of our net sales. At December 31, 2016, three customers accounted for 86% of our gross accounts receivable, with our largest customer representing 56% of our gross accounts receivable. In 2015 three customers accounted for 77% of the Company’s total net sales with our largest customer accounting for 46% of our net sales. At December 31, 2015, three customers accounted for 93% of our gross accounts receivable, with our largest customer representing 67% of our gross accounts receivable.

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

Our business may be harmed due to Charter Communications Inc.’s (“Charter”) having acquired Time Warner Cable and Bright House Networks, to the extent that Charter extends its policy of not offering customers a savings when customers supply their own cable modem.

In applying for FCC approval of its proposed acquisition of Time Warner Cable and Bright House Networks, Charter stated that it would extend its practice of charging a single price for cable modem leasing and Internet service to some customers in the newly-acquired cable systems. Zoom’s position has been and remains that they should separately state a non-subsidized price for the cable modem, offering customers a saving if they use their own modem instead. In its public filings, Charter stated that it had about 4.8 million residential customers. Charter has also stated that if the proposed transactions were consummated, Charter would acquire about 10.8 million residential customers from Time Warner Cable and about 2.5 million residential and business customers from Bright House Networks. Zoom filed an action at the FCC which asked that the FCC deny Charter’s application for the proposed acquisitions or, if the acquisitions were approved, that they be conditioned on a requirement that Charter separately state the price of the Charter-supplied cable modem, and that price not be subsidized. Charter did successfully acquire Time Warner Cable and Bright House, and there was no associated FCC requirement that Charter separately state the price of the Charter-supplied cable modem, and that price not be subsidized. We believe that Charter has extended its bundled, subsidized approach to some but not all Time Warner Cable and Bright House customers, but that policy could change. Zoom is continuing its efforts to obtain relief from the FCC, but these efforts may not be successful. Charter’s policy eliminates one of the major incentives for purchasing a cable modem, and thereby threatens cable modem sales by retailers and threatens Zoom as a supplier to these retailers. We believe our sales of cable modems will be reduced in markets where Charter extends its policy of bundling its offering of a subsidized cable modem with its Internet service.

Product liability claims related to future sensor products could harm our competitive position, results of operations and financial condition.

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

We obtain certain key parts, components, and equipment from sole or limited sources of supply. In 2016, the Company had one supplier that provided 92% of the Company's purchased inventory. In 2015 the Company had two suppliers that provided 85% of the Company's purchased inventory. Also, as examples, the vast majority of our broadband modems use Broadcom chipsets and the vast majority of our dial-up modems use Conexant chipsets.  The loss of the services of any of our significant suppliers or a material change in their business or their relationship with us could harm our business and operating results. In the past we have experienced long lead-times and significant delays in receiving shipments of modem chipsets from our sole source suppliers. We may experience similar delays in the future. In addition, some products may have other components that are available from only one source. If we are unable to obtain a sufficient supply of components from our current sources, we would experience difficulties in obtaining alternative sources or in altering product designs to use alternative components. Resulting delays or reductions in product shipments could damage relationships with our customers, and our customers could decide to purchase products from our competitors. Inability to meet our customers’ demand or a decision by one or more of our customers to purchase products from our competitors could harm our operating results.

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

In connection with our North American manufacturing operations in Mexico, we rely on a business processing outsourcing partner to hire, subject to our oversight, the team for our Mexican operations, provide the selected facility described above, and coordinate many of the ongoing logistics relating to our operations in Mexico. Our outsourcing partner’s related functions include acquiring the necessary Mexican permits, providing the appropriate Mexican operating entity, assisting in customs clearances, and providing other general assistance and administrative services in connection with the ongoing operation of the Mexican facility. Our outsourcing partner’s performance of these obligations efficiently and effectively is critical to the success of our operations in Mexico. Failure of our outsourcing partner to perform its obligations efficiently and effectively could result in delays, unanticipated costs or interruptions in production, delays in deliveries to our customers or other harm to our business, results of operation, and liquidity. Moreover, if our outsourcing arrangement is not successful, we cannot assure our ability to find an alternative production facility or outsourcing partner to assist in our operations in Mexico or our ability to operate successfully in Mexico without outsourcing or similar assistance.

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

Currently our business is significantly dependent on our operations outside the US, particularly the production of substantially all of our products. For the fiscal year ending December 31, 2016 sales outside North America were only 1.1% of our net sales.  However, almost all of our manufacturing operations are now located outside of the US.  The inherent risks of international operations could harm our business, results of operation, and liquidity. For instance, our operations in Mexico are subject to the challenges and risks associated with international operations, including those related to integration of operations across different cultures and languages, and economic, legal, political and regulatory risks. In addition, fluctuations in the currency exchange rates have had, and may continue to have, an adverse effect on our operating results. The types of risks faced in connection with international operations include, among others: regulatory and communications requirements and policy changes; currency exchange rate fluctuations, including changes in value of the Mexican peso relative to the US dollar; cultural differences; reduced control over staff and other difficulties in staffing and managing foreign operations; reduced protection for intellectual property rights in some countries; political and economic changes and disruptions; governmental currency controls; shipping costs; strikes and work slowdowns at ports or other locations in the supply path; and import, export, and tariff regulations.  Almost all of our products are built in mainland China or Taiwan, so these products are subject to numerous risks including currency risk and economic, legal, political and regulatory risks.  Additionally, President Donald Trump has expressed antipathy towards certain existing international trade agreements, including the North American Free Trade Agreement (NAFTA), and has made comments suggesting that he supports significantly increasing tariffs on goods imported into the United States from countries such as Mexico and China. As of the date of this Form 10-K, it remains unclear what actions, if any, will occur with respect to NAFTA, other international trade agreements, and tariffs on goods imported into the United States. If the United States were to withdraw from or materially modify NAFTA or other international trade agreements to which it is a party, or if tariffs were raised on the China-sourced products that we buy, our costs for such products could increase significantly, which in turn could have a material adverse effect on our business, financial condition and results of operations.

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

Cable modems and other broadband modems represented 94% of Zoom’s net sales during 2016. These products have experienced long lead-times due to certain component production lead-times of up to 20 weeks and due to manufacturer-related delays, and these long lead times may significantly reduce our potential sales.

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

The loss of any of our executive officers or key product development personnel, the inability to attract or retain qualified personnel in the future, or delays in hiring skilled personnel could harm our business. Competition for skilled personnel is significant. We may be unable to attract and retain all the personnel necessary for the development of our business. In addition, the loss of Frank B. Manning, our president, chief executive officer, and acting chief financial officer or some other member of the senior management team, a key engineer or salesperson, or other key contributors, could harm our relations with our customers, our ability to respond to technological change, and our business.

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

The market price of our common stock could fluctuate significantly for many reasons, including, without limitation: as a result of the risk factors listed herein; actual or anticipated fluctuations in our operating results; regulatory changes that could impact our business; and general economic and industry conditions. Shares of our common stock are quoted on the OTCQB. The lack of an active market may impair the ability of holders of our common stock to sell their shares of common stock at the time they wish to sell them or at a price that they consider reasonable. The lack of an active market may also reduce the fair market value of the shares of our common stock.

We do not expect to pay any dividends in the foreseeable future.

We do not expect to declare dividends in the foreseeable future. We currently intend to retain cash to support our operations and to finance the growth and development of our business. There can be no assurance that we will have, at any time, sufficient surplus under Delaware law to be able to pay any dividends. If we do not pay dividends, the price of our common stock must appreciate for you to receive a gain on your investment in Zoom Telephonics.

Our directors, executive officers and principal stockholders own a significant percentage of our shares, which will limit your ability to influence corporate matters.

Our directors, executive officers and certain other principal stockholders owned approximately 42% percent of our outstanding Common Stock as of February 24, 2017.  Accordingly, these stockholders could have a significant influence over the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of our other stockholders. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

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

At December 31, 2016 we had approximately $54.0 million in federal NOLs. These deferred tax assets are currently fully reserved.  Under Internal Revenue Code Section 382 rules, if a change of ownership is triggered, our ability to use our NOLs can be negatively affected if there is an “ownership change” as defined under Internal Revenue Code Section 382. In general, an ownership change occurs whenever there is a shift in ownership by more than 50 percentage points by one or more 5% stockholders over a specified time period (generally three years). Given Internal Revenue Code Section 382’s broad definition, an ownership change could be the unintended consequence of otherwise normal market trading in the Company’s stock that is outside of the Company’s control. Similar plans have been adopted by a number of companies holding similar significant tax assets over the past several years.

ITEM 1B. – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

From 1983 to July 2016 our headquarters was on South Street, near South Station in downtown Boston. Our principal executive offices are still near South Station, but our location changed in July 2016 to 99 High Street, Boston, MA 02110. Our current sub-lease for this facility expires on June 30, 2019. We also lease a facility in Tijuana, Mexico. In November 2014 we signed a one-year lease with five one-year renewal options thereafter for an 11,390 square foot facility in Tijuana, Mexico. In September 2015, Zoom extended the term of the lease from December 1, 2015 through November 30, 2018. In September 2015, Zoom also signed a new lease for additional space in the adjacent building, which doubled our capacity. The term of the lease is from March 1, 2016 through November 30, 2018.

ITEM 3 – LEGAL PROCEEDINGS

On January 30, 2015, Wetro LAN LLC ("Wetro LAN") filed a complaint in the U.S. District Court for the Eastern District of Texas (U.S.D.C., E.D.Tex.) against the Company alleging infringement of U.S. Patent No. 6,795,918 (“the ’918 patent”) entitled “Service Level Computer Security.” Wetro LAN alleged that the Company’s wireless routers, including its Model 4501 Wireless-N Router, infringe the '918 patent. In its complaint, Wetro LAN sought unspecified compensatory damages. The case was resolved on May 18, 2016 with the entry by the judge of an Order of Dismissal with Prejudice.

On May 17, 2016, Magnacross LLC ("Magnacross") filed a complaint in the U.S. District Court for the Eastern District of Texas (U.S.D.C., E.D.Tex.) against the Company alleging infringement of U.S. Patent No. 6,917,304 (“the ’304 patent”) entitled “Wireless Multiplex Data Transmission System.” Magnacross alleged that the Company’s wireless routers, including its Model 5363, 5360, and 5354 (N300, N600, and AC1900) Routers, infringe the '304 patent. In its complaint, Magnacross sought injunctive relief and unspecified compensatory damages. The case was resolved on February 1, 2017 with the entry by the judge of an Order of Dismissal with Prejudice.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the OTCQB under the symbol "ZMTP". The following table sets forth, for the periods indicated, the high and low sale prices per share of common stock, as reported by the OTCQB.

Fiscal Year Ended December 31, 2016	High	Low
First Quarter	$2.30	$1.22
Second Quarter	$2.93	$1.53
Third Quarter	$3.20	$1.84
Fourth Quarter	$3.15	$1.97

Fiscal Year Ended December 31, 2015	High	Low
First Quarter	$0.25	$0.16
Second Quarter	$1.07	$0.16
Third Quarter	$1.54	$0.70
Fourth Quarter	$2.43	$1.32

As of March 20, 2017, there were 14,807,790 shares of our common stock outstanding and 143 holders of record of our common stock.

Recent Sales of Unregistered Securities

On October 24, 2016, we entered into Subscription Agreements (the “Subscription Agreements”) with accredited investors pursuant to which we sold an aggregate of 619,231 shares of Common Stock at a purchase price of $2.60 per share. The aggregate offering proceeds were $1,610,000.

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

Repurchases by the Company

During 2016 we did not repurchase any shares of our common stock on our own behalf or for any affiliated purchaser.

Equity Compensation Plan Information

The information required by this Item 5 regarding securities authorized for issuance under our equity compensation plans is set forth in Part III, Item 12 of this report.

ITEM 6 – SELECTED FINANCIAL DATA

Not required.

ITEM 7 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements included elsewhere in this report and the information described under the caption "ITEM 1A - Risk Factors" above. Readers should also be cautioned that results of any reported period are often not indicative of results for any future period.

Overview

We derive our net sales primarily from sales of Internet access and other communications-related products, including cable modems and gateways, DSL modems and dial-up modems to retailers, distributors, Internet Service Providers and Original Equipment Manufacturers. We sell our products through a direct sales force and through independent sales agents. Our employees are located at our headquarters in Boston, Massachusetts.  We are experienced in electronics hardware, firmware, and software design and testing, regulatory certifications, product documentation, and packaging; and we use that experience in developing each product in-house or in partnership with suppliers who are typically based in Asia. Electronic assembly and testing of the Company’s products in accordance with our specifications is typically done in Asia.

From 1983 to July 2016 our headquarters was on South Street, near South Station in downtown Boston. Our principal executive offices are still near South Station, but our location changed in July 2016 to 99 High Street, Boston, MA 02110. Our current lease for this facility expires on June 30, 2019. We also lease a facility in Tijuana, Mexico. In November 2014 we signed a one-year lease with five one-year renewal options thereafter for an 11,390 square foot facility in Tijuana, Mexico. In September 2015, Zoom extended the term of the lease from December 1, 2015 through November 30, 2018. In September 2015, Zoom also signed a new lease for additional space in the adjacent building, which doubled our capacity. The term of the lease is from March 1, 2016 through November 30, 2018.

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

As of February 28, 2017, Zoom had 30 full-time and part-time employees. Ten employees were engaged in research and development and quality control. Five employees were involved in operations, which manages production, inventory, purchasing, warehousing, freight, invoicing, shipping, collections, and returns. Nine employees were engaged in sales, marketing, and customer support. The remaining six employees performed executive, accounting, administrative, and management information systems functions. Zoom currently has 25 full-time employees and 5 employees working less than 5 days per week. Our dedicated personnel in Tijuana, Mexico are employees of our Mexican service provider and not included in our headcount. On February 28, 2017, Zoom had two consultants in sales and one consultant in information systems, none of whom are included in our headcount.

 The Company has experienced losses in the past, and is expected to continue to experience losses until sales grow significantly. The Company has experienced dramatic growth, with sales in 2016 up 65% over sales in 2015 and with sales in the fourth quarter of 2016 up 191% over sales in the fourth quarter of 2015. The Company expects year-over-year growth to continue due to a number of factors including the strength of the Motorola brand, new product introductions, increased shelf space, growing online retailer sales, and international expansion. Because of projected sales increases, the associated improved net income and its Financing Agreement, the Company expects to maintain acceptable levels of liquidity to meet its obligations as they become due for at least twelve months from the date of issuance of our annual filing with the Securities Exchange Commission.

  Zoom’s cash balance on December 31, 2016 was $180 thousand, and its net loss for the fiscal year ended December 31, 2016 was approximately $2.9 million. On December 31, 2016, Zoom had $1.3 million in bank debt for a $3.0 million line of credit, working capital of $3.4 million, and a current ratio of 1.7. We may need to raise additional funds in future periods to fund our operations. We may seek to raise necessary funds through a combination of publicly or private equity offerings, debt financings, other financing mechanisms, or strategic arrangements. We may not be able to obtain additional financing on terms favorable to us, if at all.

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

As of December 31, 2016 the Company had federal net operating loss carry forwards of approximately $54.0 million that are available to offset future taxable income. They are due to expire in varying amounts from 2018 to 2036. As of December 31, 2016, the Company had Massachusetts state net operating loss carry forwards of approximately $7.3 million that are available to offset future taxable income. They are due to expire in varying amounts from 2031 through 2036.

Results of Operations

Zoom’s net sales of $17.8 million for the fiscal year ended December 31, 2016 (“FY 2016”) were up 65.3% from $10.8 million for the fiscal year ended December 31, 2015 (“FY 2015”). Zoom reported a net loss of $2.9 million or $0.21 per share for FY 2016 compared to a net loss of $833 thousand or $0.09 per share for FY 2015. Gross profit was $5.4 million for FY 2016, up $2.0 million from $3.4 million for FY 2015. Gross margin was down slightly to 30.1% in FY 2016 from 31.5% in FY 2015 due primarily to increased amortization of certification costs associated with new products.

The following table sets forth certain financial data as a percentage of net sales for the periods indicated.

	Years Ended December 31,
	2015	2016
Net sales	100.0%	100.0%
Cost of goods sold	68.5	69.9
Gross profit	31.5	30.1
Operating expense:
Selling	14.6	29.1
General and administration	11.4	8.6
Research and development	12.4	8.5
Total operating expenses	38.4	46.3
Operating profit (loss)	(6.9)	(16.2)
Other income (expense):
Other, net	(0.8)	(0.2)
Total other income (expense)	(0.8)	(0.2)
Income (loss) before income taxes	(7.7)	(16.4)
Income taxes (benefit)	0.1	0.0

Net income (loss)	(7.7)%	(16.4)%

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

The following is a discussion of the major categories of our consolidated statement of operations, comparing the consolidated financial results for the year ended December 31, 2016 with the year ended December 31, 2015.

Net Sales. Our total net sales increased year-over-year by $7.0 million or 65.3%. The growth in sales is directly attributable to Motorola branded cable modems. In both 2016 and 2015 we primarily generated our sales by selling broadband and dial-up modems via retailers, distributors, and Internet Service Providers. Zoom sales of Dial-up modems decreased $537 thousand or 46.4%. Our Broadband modems, Wireless and Other Products sales increased year-over-year by $7.6 million or 78.7%. The increase in sales was primarily attributable to Motorola branded broadband products, and reflects continued shift away from dial-up modems to cable modems and other broadband technologies.

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

	Year 2015 Sales $000	Year 2016 Sales $000	Change $000	Change %
Dial-up	$1,157	$620	$(537)	(46.4)%
Broadband, Wireless and Other Products	9,633	17,214	7,581	78.7%
Total Net Sales	$10,790	$17,834	$7,044	65.3%

 As shown in the table below our net sales in North America increased $7.0 million to $17.6 million in 2016 from $10.6 million in 2015. Generally Zoom’s lower sales outside North America reflect the fact that cable modems are sold successfully through retailers in the US but not in most countries outside the US, due primarily to variations in government regulations.

	Year 2015 Sales $000	Year 2016 Sales $000	Change $000	Change %
North America	$10,588	$17,632	$7,044	65.3%
Outside North America	202	202	––	––%
Total Net Sales	$10,790	$17,834	$7,044	65.3%

Relatively few customers account for a substantial portion of the Company’s revenues.  In 2016 three customers accounted for 82% of our total net sales, with our largest customer accounting for 29% of our net sales. At December 31, 2016, three customers accounted for 86% of our gross accounts receivable, with our largest customer representing 56% of our gross accounts receivable. In 2015 three customers accounted for 77% of the Company’s total net sales with our largest customer accounting for 46% of our net sales. At December 31, 2015, three customers accounted for 93% of our gross accounts receivable, with our largest customer representing 67% of our gross accounts receivable.

Because of our customer concentration, our net sales and operating income could fluctuate significantly due to changes in political or economic conditions or the loss, reduction of business, or less favorable terms for any of our significant customers.

Gross Profit. Gross profit was $5.4 million for FY 2016, up $2 million from $3.4 million for FY 2015. Gross margin was down slightly to 30.1 % in FY 2016 from 31.5% in FY 2015 due primarily to increased amortization of certification costs associated with new products.

Operating Expense. Total operating expense increased by $4.1 million from $4.1 million in 2015 to $8.2 million in 2016. Total operating expense as a percentage of net sales increased from 38.4% in 2015 to 46.3% in 2016.  The table below illustrates the change in operating expense.

Operating Expense	Year 2015 Sales $000	% Net Sales	Year 2016 Sales $000	% Net Sales	Change $000	% Change
Selling expense	$1,571	14.6%	$5,188	29.1%	$3,617	230.2%
General and administrative expense	1,229	11.4%	1,541	8.6%	312	25.4%
Research and development expense	1,342	12.4%	1,523	8.5%	181	13.4%
Total operating expense	$4,142	38.4%	$8,252	46.3%	$4,110	99.2%

Selling Expense. Selling expense increased to $5.2 million in 2016 from $1.6 million in 2015. Selling expense as a percentage of net sales was 29.1% in 2016 and 14.6% in 2015. The $3.6 million increase in selling expense was due primarily to Motorola trademark costs and increased advertising expenses.

General and Administrative Expense. General and administrative expense increased to $1.5 million in 2016 from $1.2 million in 2015. General and administrative expense as a percentage of net sales was 8.6% in 2016 and 11.4% in 2015. The $312 thousand increase in general and administration expense was primarily due to increased personnel and stock option costs, and audit and legal expenses.

Research and Development Expense.  Research and development expense increased to $1.5 million in 2016 from $1.3 million in 2015.  Research and development expense as a percentage of net sales decreased to 8.5% in 2016 from 12.4% in 2015. The $181 thousand increase in research and development expense was primarily due to increased personnel expenses.

Other Income (Expense).  Other income (expense), net was $(42) thousand in 2016. Loan interest and fees of approximately $84 thousand were reduced by one-time miscellaneous income of approximately $44 thousand received from class action settlement. Other income (expense), net was $(86) thousand in 2015, primarily due to loan related interest expense.

Income Tax Expense (Benefit). We recorded income tax from our operations in Mexico, which was negligible in both 2015 and 2016.

Liquidity and Capital Resources

Zoom’s cash balance on December 31, 2016 was $180 thousand compared to $1.85 million on December 31, 2015. The Company raised net proceeds of approximately $1.5 million in a private placement in October 2016, increased bank debt $1.3 million, and increased accounts payable and accrued liabilities by $1.8 million. These increases were offset by a loss of $2.9 million during FY 2016, a $2.2 million increase in net inventory, and a $1.4 million increase in net accounts receivable. On December 31, 2016, Zoom had $1.3 million in bank debt for a $3.0 million line of credit, working capital of $3.4 million, and a current ratio of 1.7.

On May 18, 2015, the Company announced licensing of the Motorola trademark for cable modems and gateways for the U.S. and Canada for five years starting January 2016 (the “License Agreement”).

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

The Company is required to calculate its covenant compliance on a quarterly basis. As of December 31, 2016, the Company was in compliance with both its working capital and tangible net worth covenants. At December 31, 2016, the Company’s tangible net worth was approximately $3.6 million, while the Company’s working capital was approximately $3.4 million.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of December 31, 2016 we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Judgments by management are also required in evaluating the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the US. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016.  In making this assessment, our management used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that as of December 31, 2016, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal year ended December 31, 2016 that have materially or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item appears under the caption "Our Executive Officers" in Part 1, Item 1 -- Business, and under the captions "Election of Directors", "Board of Directors”, "Code of Ethics" and " Section 16(a) Beneficial Ownership Compliance " in our definitive proxy statement for our 2017 annual meeting of stockholders which will be filed with the SEC within 120 days after the close of our fiscal year, and is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

Information required by this item appears under the captions "Executive Compensation," and "Directors' Compensation", in our definitive proxy statement for our 2017 annual meeting of stockholders that will be filed with the SEC within 120 days after the close of our fiscal year, and is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We maintain a number of equity compensation plans for employees, officers, directors and others whose efforts contribute to our success. The table below sets forth certain information as of our fiscal year ended December 31, 2016 regarding the shares of our common stock available for grant or granted under stock option plans that (i) were approved by our stockholders, and (ii) were not approved by our stockholders.

Equity Compensation Plan Information.

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options	Weighted-Average Exercise Price Of Outstanding Options	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	2,190,744	$0.40	4,009,256

Equity compensation plans not approved by security holders	---	---	---
Total:	2,190,744	$0.40	4,009,256

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

The additional information required by this Item 12 of Form 10-K is hereby incorporated by reference to the information in our Definitive Proxy Statement for our 2017 annual meeting of Stockholders to be filed with the SEC within 120 days after the close of our fiscal year and is incorporated herein by reference.

ITEM 13 – CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Any information required by this item may appear under the caption "Certain Relationships and Related Transactions" and “Board of Directors” in our Definitive Proxy Statement for our 2017 annual meeting of Stockholders to be filed with the SEC within 120 days after the close of our fiscal year and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Marcum LLP served as our independent registered public accounting firm for fiscal years 2016 and 2015.  The table below shows the aggregate fees that the Company paid or accrued for the audit and other services provided by Marcum LLP for the fiscal years ended December 31, 2016 and December 31, 2015:

FEE CATEGORY	2016	2015
Audit fees (1)	$158,620	$117,420
Audit-related fees (2)	42,230	14,240
Tax fees (3)	––	––
Total fees	$200,850	$131,660
———————
(1)
Audit Fees. Consists of fees billed for professional services rendered for the audit of Zoom’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory filings and engagements.

(2)
Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Zoom’s consolidated financial statements and are not reported under "Audit Fees".  For 2015, fees are related to a stock rights offering and private placement. For 2016, fees are related to a private placement.

(3)
Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.   Marcum LLP has not performed tax services for the Company.

All services rendered by Marcum LLP for fiscal years 2015 and 2016 were permissible under applicable laws and regulations, and were pre-approved by the Audit Committee.

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

	10.1	Zoom Telephonics, Inc. 2009 Stock Option Plan (incorporated by reference to Appendix B to the Definitive Proxy Statement filed with the Commission on April 30, 2013).* **

	10.2	Zoom Telephonics, Inc. 2009 Directors Stock Option Plan (incorporated by reference to Appendix C to the Definitive Proxy Statement filed with the Commission on April 30, 2013).* **

	10.3	Form of director option grant pursuant to Zoom Telephonics, Inc. 2009 Directors Stock Option Plan (incorporated by reference to Exhibit 4.3 to the Form 8-K dated December 16, 2009).* **

10.4	Form of incentive stock option grant pursuant to Zoom Telephonics, Inc. 2009 Stock Option Plan (incorporated by reference to Exhibit 4.4 to the Form 8-K dated December 16, 2009).* **

10.5	Form of non-qualified stock option grant pursuant to Zoom Telephonics, Inc. 2009 Stock Option Plan (incorporated by reference to Exhibit 4.5 to the Form 8-K dated December 16, 2009).* **

10.6	Severance Agreement between Zoom Telephonics, Inc. and Frank B. Manning (incorporated by reference to Exhibit 10.1 to the 10-Q filed on May 14, 2010)* **

10.7	Severance Agreement between Zoom Telephonics, Inc. and Deena Randall (incorporated by reference to Exhibit 10.3 to the 10-Q filed on May 14, 2010)* **

10.8	Severance Agreement between Zoom Telephonics, Inc. and Terry Manning (incorporated by reference to Exhibit 10.4 to the 10-Q filed on May 14, 2010)* **

10.9	Financing Agreement, dated December 18, 2012, between Zoom Telephonics, Inc. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K dated December 21, 2012)*

10.10
Intellectual Property Security Agreement, dated December 18, 2012, between Zoom Telephonics, Inc. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K dated December 21, 2012)*

10.11
Amendment dated March 25, 2014, effective January 1, 2013 to Financing Agreement, dated December 18, 2012, between Zoom Telephonics, Inc. and Rosehthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on November 3, 2015)*

10.12
Amendment dated October 29, 2015, effective January 1, 2013, to Financing Agreement, dated December 18, 2012, between Zoom Telephonics, Inc. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on November 3, 2015)*

10.13	Form of Common Stock Subscription Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company on September 28, 2015)*

10.14
Amendment dated July 19, 2016 to Financing Agreement, dated December 18, 2012, between Zoom Telephonics, Inc. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on July 25, 2016)*

10.15
Amendment dated September 1, 2016 to Financing Agreement, dated December 18, 2012, between Zoom Telephonics, Inc. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on September 8, 2016)*

10.16	Form of Common Stock Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on September 26, 2016)*

10.17†	License Agreement, dated May 13, 2015, between Zoom Telephonics, Inc. and Motorola Mobility LLC (incorporated by reference to Exhibit 10.3 to the Form 10-Q/A filed by the Company on December 6, 2016)*

10.18†
Amendment to License Agreement, dated August 16, 2016, between Zoom Telephonics, Inc. and Motorola Mobility LLC (incorporated by reference to Exhibit 10.4 to the Form 10-Q/A filed by the Company on December 6, 2016)*

21.1***	Subsidiaries

23.1***	Independent Registered Public Accounting Firm’s Consent

31.1***	CEO and CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1††	CEO and CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

* In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.
** Compensation Plan or Arrangement.
*** Filed herewith.
† Confidential portions of this exhibit have been redacted and filed separately with the SEC pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
†† This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
(b) Exhibits - See Item 15 (a) (3) above for a list of Exhibits incorporated herein by reference or filed with this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZOOM TELEPHONICS, INC. (Registrant)

Date: March 22, 2017	By:	/s/ Frank B. Manning
Frank B. Manning, President, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank B. Manning	Principal Executive Officer, Principal Financial and Accounting Officer, Acting Chief Financial Officer, and Chairman of the Board	March 22, 2017
Frank B. Manning
/s/ Robert CrowleyRobert Crowley	Director	March 22, 2017

/s/ Joseph Donovan	Director	March 22, 2017
Joseph Donovan
/s/ Philip FrankPhilip Frank	Director	March 22, 2017

/s/ Peter R. Kramer	Director	March 22, 2017
Peter Kramer

/s/ George Patterson	Director	March 22, 2017
George Patterson

/s/ Peter Sykes	Director	March 22, 2017
Peter Sykes

ZOOM TELEPHONICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Stockholders
of Zoom Telephonics, Inc.

We have audited the accompanying consolidated balance sheets of Zoom Telephonics, Inc. and its wholly owned subsidiary (together the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zoom Telephonics, Inc. and its wholly owned subsidiary as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

MARCUM LLP Boston, Massachusetts March 22, 2017

ZOOM TELEPHONICS, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2016 and 2015

	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$179,846	$1,846,704
Accounts receivable, net of allowances of $507,296 and $483,349 at December 31, 2016 and 2015, respectively	2,498,259	1,079,145
Inventories, net	4,926,612	2,784,610
Prepaid expenses and other current assets	652,402	381,205
Total current assets	8,257,119	6,091,664

Equipment, net	175,743	205,132
Other assets	588,907	573,049

Total assets	$9,021,769	$6,869,845

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank credit line	$1,306,620	$––
Accounts payable	2,502,323	1,423,503
Accrued expenses	1,051,616	292,756
Total current liabilities	4,860,559	1,716,259

Commitments and contingencies (Note 6)

Stockholders' equity Common stock: Authorized: 25,000,000 shares at $0.01 par value
Issued and outstanding: 14,685,290 shares and 13,477,803 shares at December 31, 2016 and 2015, respectively	146,853	134,778
Additional paid-in capital	39,893,919	37,965,230
Accumulated deficit	(35,879,562)	(32,946,422)
Total stockholders' equity	4,161,210	5,153,586
Total liabilities and stockholders' equity	$9,021,769	$6,869,845

See accompanying notes.

ZOOM TELEPHONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2016 and 2015

	2016	2015
Net sales	$17,834,237	$10,790,342
Cost of goods sold	12,467,080	7,388,075
Gross profit	5,367,157	3,402,267

Operating expenses:
Selling	5,187,849	1,571,256
General and administrative	1,541,249	1,229,198
Research and development	1,522,510	1,342,081
Total operating expenses	8,251,608	4,142,535

Operating profit (loss)	(2,884,451)	(740,268)

Other :
Interest income	254	444
Interest expense	(54,452)	(72,360)
Other income (expense), net	12,579	(13,589)
Total other income (expense), net	(41,619)	(85,505)

Income (loss) before income taxes	(2,926,070)	(825,773)

Income taxes	7,070	7,363

Net income (loss)	$(2,933,140)	$(833,136)

Basic and diluted net income (loss) per share	$(0.21)	$(0.09)

Weighted average common and common equivalent shares:
Basic and Diluted	13,907,957	9,470,848

 See accompanying notes.

ZOOM TELEPHONICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2016 and 2015

	Common Stock		Additional
	Shares	Amount	Paid In Capital	Accumulated Deficit	Total

Balance at January 1, 2015	7,982,704	$79,827	$34,192,066	$(32,113,286)	$2,158,607

Net income (loss)	––	––	––	(833,136)	(833,136)
Private placement offering (net of issuance costs of $16,000)	4,909,999	49,100	3,371,901	––	3,421,001
Stock rights offering (net of issuance costs of $39,780)	298,600	2,986	225,974	––	228,960
Stock option exercise	286,500	2,865	99,755		102,620
Stock based compensation	––	––	75,534	––	75,534
Balance at December 31, 2015	13,477,803	$134,778	$37,965,230	$(32,946,422)	$5,153,586

Net income (loss)	––	––	––	(2,933,140)	(2,933,140)
Private placement offering (net of issuance costs of $38,583)	619,231	6,192	1,484,726	––	1,490,918
Stock option exercise	588,256	5,883	266,005		271,888
Stock based compensation	––	––	177,958	––	177,958
Balance at December 31, 2016	14,685,290	$146,853	$39,893,919	$(35,879,562)	$4,161,210

See accompanying notes.

ZOOM TELEPHONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2016 and 2015

	2016	2015
Operating activities:
Net income (loss)	$(2,933,140)	$(833,136)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock based compensation	177,958	75,534
Depreciation and amortization	544,694	121,027
Provision (recovery) for accounts receivable allowances	7,887	(3,915)
Provision for inventory reserves	32,051	18,078
Changes in operating assets and liabilities:
Accounts receivable	(1,427,001)	735,776
Inventories	(2,174,053)	(1,078,181)
Prepaid expense and other current assets	(271,197)	(110,942)
Accounts payable and accrued expenses	1,837,680	704,896
Net cash provided by (used in) operating activities	(4,205,121)	(370,863)

Investing activities:
Purchases of plant and equipment	(58,163)	(177,066)
Other assets	(473,000)	(655,000)
Net cash provided by (used in) investing activities	(531,163)	(832,066)

Financing activities:
Proceeds from stock option exercise	271,888	102,620
Proceeds from private placement offering	1,529,501	3,437,001
Issuance costs of private placement offering	(38,583)	(16,000)
Proceeds from stock rights offering	––	268,740
Issuance costs of stock rights offering	––	(39,780)
Net funds (to) from bank credit lines	1,306,620	(840,585)
Net cash provided by (used in) financing activities	3,069,426	2,911,996

Net change in cash	(1,666,858)	1,709,067

Cash and cash equivalents at beginning of year	1,846,704	137,637

Cash and cash equivalents at end of year	$179,846	$1,846,704

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$54,452	$72,360
Income taxes	$7,070	$7,363

See accompanying notes.

 ZOOM TELEPHONICS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2016 and 2015

(1)           NATURE OF OPERATIONS

Zoom Telephonics, Inc. and its wholly owned subsidiary MTRLC LLC (collectively the "Company"), designs, produces, markets and supports cable modems and other communication products.

(2)           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Basis of Presentation and Use of Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). All significant intercompany balances and transactions have been eliminated in the consolidation.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. Actual results may differ from those estimates. Significant estimates made by the Company include: 1) allowance for doubtful accounts for accounts receivable (collectability and sales returns) and asset valuation allowance for deferred income tax assets; 2) write-downs of inventory for slow-moving and obsolete items, and market valuations; 3) stock based compensation; 4) management’s assessment of going concern; 5) and estimated life of certification costs.

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

(c)   Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or net realizable value. Consigned inventory is held at third-party locations. The Company retains title to the inventory until purchased by the third-party. Consigned inventory, consisting of finished goods, was approximately $442,300 and $119,100 at December 31, 2016 and 2015, respectively.

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

Potential common shares for which inclusion would have the effect of increasing diluted earnings per share (i.e., anti-dilutive) are excluded from the computation. Options to purchase 2,190,744 shares of common stock at December 31, 2016 and 2,761,500 shares of common stock as of December 31, 2015 were outstanding, but not included in the computation of diluted earnings per share as their effect would be anti-dilutive.

(h)  Revenue Recognition

The Company primarily sells hardware products to its customers. The hardware products include dial-up modems, DSL modems, cable modems, embedded modems, ISDN modems, telephone dialers, and wireless and wired networking equipment. The Company does not sell software.

The Company derives its net sales primarily from the sales of hardware products to computer peripherals retailers, computer product distributors, OEMs, and direct to consumers and other channel partners via the Internet. The Company accounts for point-of-sale taxes on a net basis.

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

The estimates for product returns are based on recent historical trends plus estimates for returns prompted by announced stock rotations, announced customer store closings, etc. Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of the Company's products when evaluating the adequacy of sales return allowances. Product return reserves were approximately $343.3 thousand and $322.0 thousand at December 31, 2016 and 2015, respectively. The Company's estimates for price protection refunds require a detailed understanding and tracking by customer, by sales program. Estimated price protection refunds are recorded in the same period as the announcement of a pricing change. Information from customer inventory-on-hand reports or from direct communications with the customers is used to estimate the refund, which is recorded as a reserve against accounts receivable and a reduction of current period revenue. Price protection reserves were negligible at December 31, 2016 and $131.3 thousand at December 31, 2015. The Company's estimates for consumer mail-in rebates are comprised of actual rebate claims processed by the rebate redemption centers plus an accrual for an estimated lag in processing. The Company's estimates for store rebates are comprised of actual credit requests from the eligible customers. Rebate reserves were approximately $38.4 thousand at December 31, 2016 and $0 at December 31, 2015. Additionally, sales and marketing incentive reserves were approximately $109.7 thousand and $22.0 thousand at December 31, 2016 and 2015, respectively. The Company’s allowances for doubtful accounts were approximately $16.0 thousand and $8.1 thousand at December 31, 2016 and 2015, respectively. These allowances are included in allowances for accounts receivable on the accompanying consolidated balance sheets.

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

Financial instruments consist of cash and cash equivalents, accounts receivable, bank debt, and accounts payable. Due to the short-term nature and payment terms associated with these instruments, their carrying amounts approximate fair value.

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

(k)   Advertising Costs

Advertising costs are expensed as incurred and reported in selling expense in the accompanying consolidated statements of operations, and include costs of advertising, production, trade shows, and other activities designed to enhance demand for the Company's products. There are no deferred advertising costs in the accompanying consolidated balance sheets. The Company reported advertising costs of approximately $1.34 million in 2016 and $459.5 thousand in 2015.

(l)   Foreign Currencies

The Company generates a portion of its revenues in markets outside North America principally in transactions denominated in foreign currencies, which exposes the Company to risks of foreign currency fluctuations. Foreign currency transaction gains and losses are reflected in operations and were not material for any period presented.  The Company does not use derivative financial instruments for hedging purposes.

(m) Warranty Costs

The Company provides for the estimated costs that may be incurred under its standard warranty obligations, based on actual historical repair costs. The reserve for the provision for warranty costs was $23,310 and $21,475 at December 31, 2016 and 2015, respectively.

(n) Shipping and Freight Costs

The Company records the expense associated with customer-delivery shipping and freight costs in selling expense. The Company reported shipping and freight costs of $396.3 thousand in 2016 and $247.1 thousand in 2015.

(o) Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers," which is a comprehensive revenue recognition standard that will supersede nearly all existing recognize revenue guidance under U.S. GAAP. This standard is effective for interim and annual periods beginning after December 15, 2017, and either full retrospective adoption or modified retrospective adoption is permitted. The Company is still in the process of evaluating the potential impact that the adoption of ASU 2014-09 may have on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements — Going Concern." This standard requires management to evaluate for each annual and interim reporting period whether it is probable that the reporting entity will not be able to meet its obligations as they become due within one year after the date that the financial statements are issued. If the entity is in such a position, the standard provides for certain disclosures depending on whether or not the entity will be able to successfully mitigate its going concern status. This guidance is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. The Company has implemented this standard and included the required disclosures in the consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the balance sheets, a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term (the lease asset). For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The Company is currently evaluating the potential impact that the adoption of ASU 2016-02 may have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation.” ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the simplified areas apply only to nonpublic entities. ASU 2016-09 is effective for public business entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. If an entity early adopts ASU 2016-09 in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. Methods of adoption vary according to each of the amendment provisions. The adoption of ASU 2016-09 is not expected to have a material impact on the consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-10, "Revenue from Contracts with Customers — Identifying Performance Obligations and Licensing." ASU 2016-10 does not change the core principle of the guidance, rather it clarifies the identification of performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. ASU 2016-10 clarifies the guidance in ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is not yet effective. The effective date and transition requirements for ASU 2016-10 are the same as for ASU 2014-09, which was deferred by one year by ASU No. 2015-14, "Revenue from Contracts with Customers — Deferral of the Effective Date." Public business entities should adopt the new revenue recognition standard for annual reporting periods beginning after December 15, 2017, including interim periods within that year. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that year. The Company is currently evaluating the potential impact that the adoption of ASU 2016-10 may have on its consolidated financial statements.

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

(p) Other Assets

Other assets are stated at cost, less accumulated amortization. Certain certification costs incurred that are necessary to market and sell products are capitalized and reported as “other assets” in the accompanying consolidated balance sheets when the costs are measurable, significant, and whose related products are projected to generate revenue beyond twelve months. These costs are amortized over an eighteen-month period, beginning when the related products are available to be sold. Total certification costs capitalized during the year ended December 31, 2016 were $473,000, with related amortization expense of $457,142 in 2016. Total certification costs capitalized during the year ended December 31, 2015 were $655,000, with related amortization expense of $81,951 in 2015.

(3)           LIQUIDITY

Zoom’s cash balance on December 31, 2016 was $180 thousand compared to $1.85 million on December 31, 2015. The Company raised $1.5 million in a private placement in October 2016 and increased bank debt $1.3 million. These increases were offset by a year 2016 loss of $2.9 million, a $2.2 million increase in net inventory, a $1.8 million increase in accounts payable and accrued liabilities, and a $1.4 million increase in net accounts receivable. On December 31, 2016 Zoom had $1.3 million in bank debt for a $3.0 million line of credit, working capital of $3.4 million, and a current ratio of 1.7.

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

The Company is required to calculate its covenant compliance on a quarterly basis. As of December 31, 2016, the Company was in compliance with both its working capital and tangible net worth covenants. At December 31, 2016, the Company’s tangible net worth was approximately $3.6 million, while the Company’s working capital was approximately $3.4 million.

The Company raised net proceeds of approximately $1.5 million from a private placement in October 2016. The Company raised $3.42 million from a private placement in September 2015 and raised $229 thousand from a rights offering in July 2015.

The Company has experienced losses in the past, and is expected to continue to experience losses until sales grow significantly. The Company has experienced dramatic growth, with sales in 2016 up 65% over sales in 2015 and with sales in the fourth quarter of 2016 up 191% over sales in the fourth quarter of 2015. The Company expects year-over-year growth to continue due to a number of factors including the strength of the Motorola brand, new product introductions, increased shelf space, growing online retailer sales, and international expansion. Because of projected sales increases, the associated improved net income and its Financing Agreement, the Company expects to maintain acceptable levels of liquidity to meet its obligations as they become due for at least twelve months from the date of issuance of our annual filing with the Securities Exchange Commission.

(4)           INVENTORIES

Inventories, net of reserves, consist of the following at December 31:

	2016	2015
Materials	$888,830	$477,929
Work in process	27,708	––
Finished goods	4,010,074	2,306,681
Total	$4,926,612	$2,784,610

Finished goods includes consigned inventory held by our customers of $442,300 and $119,100 at December 31, 2016 and 2015, respectively. The Company reviews inventory for obsolete and slow moving products each quarter and makes provisions based on its estimate of the probability that the material will not be consumed or that it will be sold below cost. The provision for inventory reserves was $32,051 and $18,078 for the years ended December 31, 2016 and 2015, respectively.

(5)           EQUIPMENT

Equipment consists of the following at December 31:

	2016	2015	Estimated Useful lives in years
Computer hardware and software	$222,660	$209,517	3
Machinery and equipment	274,833	265,446	5
Molds, tools and dies	279,274	244,192	5
Office furniture and fixtures	40,001	39,451	5
	816,768	758,606
Accumulated depreciation	(641,025)	(553,474)
Equipment, net	$175,743	$205,132

Depreciation expense	$87,551	$39,076

(6)           COMMITMENTS AND CONTINGENCIES

(a)  Lease Obligations

In June 2016 the Company signed a three year sub-lease agreement for 11,480 square feet on the 28th floor of 99 High Street, Boston, MA 02110, The lease for this facility expires on June 30, 2019.

The Company performs most of the final assembly, testing, packaging, warehousing and distribution at a production and warehouse facility in Tijuana, Mexico. In November 2014, the Company signed a one-year lease with five one-year renewal options thereafter for an 11,390 square foot facility. In September 2015, the Company extended the term of the lease from December 1, 2015 through November 30, 2018. In September 2015, the Company also signed a new lease for additional space in the adjacent building, which doubles our existing capacity. The term of the lease is from March 1, 2016 through November 30, 2018 with early access granted as of December 1, 2015.

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

Rent expense for all of the Company's leases was $500.0 thousand in 2016 and $363.8 thousand in 2015.

As of December 31, 2016, the Company's estimated future minimum committed rental payments, excluding executory costs, under the operating leases described above to their expiration or the earliest possible termination date, whichever is sooner, are $523.6 thousand for 2017, $526.3 thousand for 2018, and $218.1 thousand for 2019. There are no future minimum committed rental payments that extend beyond 2019.

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

On January 30, 2015, Wetro LAN LLC ("Wetro LAN") filed a complaint in the U.S. District Court for the Eastern District of Texas (U.S.D.C., E.D.Tex.) against the Company alleging infringement of U.S. Patent No. 6,795,918 (“the ’918 patent”) entitled “Service Level Computer Security.” Wetro LAN alleged that the Company’s wireless routers, including its Model 4501 Wireless-N Router, infringe the '918 patent. In its complaint, Wetro LAN sought unspecified compensatory damages. The case was resolved on May 18, 2016 with the entry by the judge of an Order of Dismissal with Prejudice.

On May 17, 2016, Magnacross LLC ("Magnacross") filed a complaint in the U.S. District Court for the Eastern District of Texas (U.S.D.C., E.D.Tex.) against the Company alleging infringement of U.S. Patent No. 6,917,304 (“the ’304 patent”) entitled “Wireless Multiplex Data Transmission System.” Magnacross alleged that the Company’s wireless routers, including its Model 5363, 5360, and 5354 (N300, N600, and AC1900) Routers, infringe the '304 patent. In its complaint, Magnacross sought injunctive relief and unspecified compensatory damages. The case was resolved on February 2, 2017 with the entry by the judge of an Order of Dismissal with Prejudice.

(c)  Commitments

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

Royalty expense under the License Agreement amounted to $2,000,000 for 2016, and is included in selling expense on the accompanying consolidated statements of operations. There was no royalty expense for 2015.

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

	Number of shares	Weighted average exercise price
Balance as of January 1, 2015	1,690,500	$0.29
Granted	1,155,000	0.49
Exercised	(256,500)	0.36
Expired	(52,500)	0.16
Balance as of December 31, 2015	2,536,500	0.38
Granted	120,000	1.91
Exercised	(573,256)	0.46
Expired	(162,500)	1.89
Balance as of December 31, 2016	1,920,744	$0.32

The weighted average grant date fair value of options granted was $1.10 in 2016. The weighted average grant date fair value of options granted was $0.13 in 2015. The aggregate intrinsic value of options outstanding was approximately $3.9 million at December 31, 2016 and $4.9 million at December 31, 2015. The aggregate intrinsic value of exercisable options was approximately $3.3 million at December 31, 2016 and $3.4 million at December 31, 2015. As of December 31, 2016 there remained 3,579,256 shares available to be issued under the Option Plan.

The following table summarizes information about fixed stock options under the 2009 Stock Option Plan outstanding on December 31, 2016.

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.18 to 0.25	1,805,500	2.14	$0.25	1,551,750	$0.25
$0.90 to 2.39	115,244	3.88	$1.46	55,244	$1.23
$0.18 to 2.39	1,920,744	2.25	$0.32	1,606,994	$0.28

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

	Number of shares	Weighted average exercise price
Balance as of January 1, 2015	165,000	$0.24
Granted	105,000	0.87
Exercised	(30,000)	0.31
Expired	(15,000)	0.41
Balance as of December 31, 2015	225,000	0. 51
Granted	60,000	2.45
Exercised	(15,000)	0.36
Balance as of December 31, 2016	270,000	$0.95

The weighted average grant date fair value of options granted was $1.39 in 2016 and $0.26 in 2015. The aggregate intrinsic value of options outstanding was approximately $0.4 million at December 31, 2016 and $0.4 million at December 31, 2015. The aggregate intrinsic value of exercisable options was approximately $0.4 million at December 31, 2016 and $0.4 million at December 31, 2015. As of December 31, 2016 there remained 430,000 shares available to be issued under the Directors Plan.

The following table summarizes information about fixed stock options under the Directors Plan on December 31, 2016.

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.12-0.18	82,500	2.4	$0.15	82,500	$0.15

$0.20-0.26	45,000	0.8	$0.24	45,000	$0.24

$0.84-2.85	142,500	4.0	$1.64	142,500	$1.64

$0.12-2.85	270,000	2.90	$0.95	270,000	$0.95

The Black-Scholes range of assumptions for the Option Plan and the Directors Plan are shown below:

	2016	2015
Assumptions:

Expected life	2.75 (yrs) - 3.5 (yrs)	2.75 (yrs) - 3.5 (yrs)

Expected volatility	85.75% - 91.54%	41.69% - 45.52%

Risk-free interest rate	0.68% - 1.19%	0.67% - 1.57%

Expected dividend yield	0.00%	0.00%

The unrecognized stock based compensation expense related to non-vested stock awards was approximately $40 thousand as of December 31, 2016.  This amount will be recognized through the second quarter of 2018.

(8)         INCOME TAXES

Income tax expense consists of:

	Current	Deferred	Total
Year Ended December 31, 2015:
U.S. federal	$––	$––	$––
State and local	––	––	––
Foreign	7,363	––	7,363
	$7,363	$––	$7,363
Year Ended December 31, 2016:
U.S. federal	$––	$––	$––
State and local	––	––	––
Foreign	7,070	––	7,070
	$7,070	$––	$7,070

A reconciliation of the expected income tax expense or benefit to actual follows:

	2015	2016
Computed "expected" US tax (benefit) at Federal statutory rate	$(283,266)	$(997,268)
Change resulting from:
State and local income taxes, net of federal income tax benefit	(55,828)	(185,083)
Valuation allowance	414,612	1,219,633
Non––deductible items	(68,155)	(162,068)
Expired Federal capital loss	––	127,855
State net operating loss true up and rate change	––	4,001
Income tax expense	$7,363	$7,070

Temporary differences at December 31 follow:

	2015	2016
Deferred income tax assets:
Inventories	$90,879	$116,776
Accounts receivable	181,223	141,587
Accrued expenses	43,668	83,227
Net operating loss and tax credit carry forwards	18,272,306	19,562,969
Plant and equipment	590	535
Stock compensation	97,464	128,524
Other – investment impairments	127,855	––
Total deferred income tax assets	18,813,985	20,033,618
Valuation allowance	(18,813,985)	(20,033,618)
Net deferred tax assets	$––	$––

As of December 31, 2016 the Company had federal net operating loss carry forwards of approximately $53,981,000 which are available to offset future taxable income. They are due to expire in varying amounts from 2018 to 2036. As of December 31, 2016, the Company had Massachusetts state net operating loss carry forwards of approximately $7,342,000 which are available to offset future taxable income. They are due to expire in varying amounts from 2031 through 2036. A valuation allowance has been established for the full amount of deferred income tax assets as management has concluded that it is more-likely than-not that the benefits from such assets will not be realized.

The Company reviews annually the guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a "more-likely-than-not" recognition threshold. At December 31, 2016 and 2015, the Company did not have any uncertain tax positions. No interest and penalties related to uncertain tax positions were accrued at December 31, 2016 and 2015.

The Company files income tax returns in the United States and Mexico. Tax years subsequent to 2012 remain subject to examination for both US federal and state tax reporting purposes. Tax years subsequent to 2010 remain subject to examination for Mexico tax reporting purposes.

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

Relatively few customers account for a substantial portion of the Company’s revenues.  In 2016, three customers accounted for 82% of our total net sales, with our largest customer accounting for 29% of our net sales. At December 31, 2016, three customers accounted for 86% of our gross accounts receivable, with our largest customer representing 56% of our gross accounts receivable. In 2015 three customers accounted for 77% of the Company’s total net sales with our largest customer accounting for 46% of our net sales. At December 31, 2015, three customers accounted for 93% of our gross accounts receivable, with our largest customer representing 67% of our gross accounts receivable.

(10)        SEGMENT AND GEOGRAPHIC INFORMATION

The Company's operations are classified as one reportable segment. Substantially all of the Company's operations and long-lived assets reside primarily in the North America. Net sales information follows:

	2015	Percent	2016	Percent
North America	$10,558,167	98%	$17,632,535	99%
Outside North America	202,175	2%	201,702	1%
Total	$10,790,342	100%	$17,834,237	100%

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

The Company depends on many third-party suppliers for key components contained in its product offerings. For some of these components, the Company may only use a single source supplier, in part due to the lack of alternative sources of supply. In 2016, the Company had one supplier that provided 92% of the Company's purchased inventory. In 2015 the Company had two suppliers that provided 85% of the Company's purchased inventory.

(12)         RETIREMENT PLAN

The Company has a 401(k) retirement savings plan for employees. Under the plan, the Company matches 25% of an employee's contribution, up to a maximum of $350 per employee per year. Company matching contributions charged to expense in 2015 and 2016 were $4,523 and $6,705, respectively.

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

The Company is required to calculate its covenant compliance on a quarterly basis. As of December 31, 2016, the Company was in compliance with both its working capital and tangible net worth covenants. At December 31, 2016, the Company’s tangible net worth was approximately $3.6 million, while the Company’s working capital was approximately $3.4 million.

(14)         STOCKHOLDERS EQUITY

The Company raised approximately $1.5 million from a private placement in October 2016 and incurred issuance costs of approximately $39 thousand resulting in net proceeds of approximately $1.5 million.

(15)         SUBSEQUENT EVENTS

Management of the Company has reviewed subsequent events from December 31, 2016 through the date of filing and has concluded that there were no subsequent events requiring adjustment to or disclosure in these consolidated financial statements.