Form 10-Q
period 2017-03-31
Zoom Telephonics, Inc.
filed 2017-05-12
CIK 1467761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q
______________

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☑
(do not check if a smaller reporting company)	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of May 8, 2017, was 14,807,790 shares.

ZOOM TELEPHONICS, INC.
INDEX

Page
Part I. - Financial Information

PART I - FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS

ZOOM TELEPHONICS, INC.
Condensed Consolidated Balance Sheets

ASSETS	March 31, 2017 (Unaudited)	December 31, 2016
Current assets
Cash and cash equivalents	$98,848	$179,846
Accounts receivable, net of allowances of $471,578 at March 31, 2017 and $507,296 at December 31, 2016	2,105,503	2,498,259
Inventories	4,680,374	4,926,612
Prepaid expenses and other current assets	189,117	652,402
Total current assets	7,073,842	8,257,119

Other assets	556,739	588,907
Equipment, net	152,043	175,743
Total assets	$7,782,624	$9,021,769

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank debt	$1,545,605	$1,306,620
Accounts payable	1,914,179	2,502,323
Accrued expenses	1,128,903	1,051,616
Total liabilities	4,588,687	4,860,559

Commitments and contingencies (Note 4)

Stockholders' equity
Common stock: Authorized: 25,000,000 shares at $0.01 par value
Issued and outstanding: 14,807,790 shares at March 31, 2017 and 14,685,290 shares at December 31, 2016	148,078	146,853
Additional paid-in capital	40,013,923	39,893,919
Accumulated deficit	(36,968,064)	(35,879,562)
Total stockholders' equity	3,193,937	4,161,210
Total liabilities and stockholders' equity	$7,782,624	$9,021,769

See accompanying notes.

ZOOM TELEPHONICS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
	Three Months Ended
	March 31,
	2017	2016
Net sales	$5,145,889	$2,720,845
Cost of goods sold	3,411,618	1,886,617
Gross profit	1,734,271	834,228

Operating expenses:
Selling	1,846,533	745,803
General and administrative	431,392	469,334
Research and development	507,970	347,012
	2,785,895	1,562,149
Operating profit (loss)	(1,051,624)	(727,921)

Other income (expense) :
Interest income	22	195
Interest expense	(25,797)	––
Other, net	(11,103)	(12)
Total other income (expense)	(36,878)	183

Income (loss) before income taxes	(1,088,502)	(727,738)

Income taxes (benefit)	––	(9)

Net income (loss)	$(1,088,502)	$(727,729)

Net income (loss) per share:
Basic and Diluted	$(0.07)	$(0.05)

Weighted average common and common equivalent shares:
Basic and Diluted	14,781,887	13,567,946

See accompanying notes.

ZOOM TELEPHONICS, INC.
Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net income (loss)	$(1,088,502)	$(727,729)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	144,380	122,425
Stock based compensation	76,204	78,409
Provision (recovery) for accounts receivable allowances	(2,599)	325
Provision (recovery) for inventory reserves	(3,306)	1,882
Changes in operating assets and liabilities:
Accounts receivable	395,355	(343,546)
Inventories	249,544	(533,576)
Prepaid expenses and other assets	463,285	(477,985)
Accounts payable and accrued expenses	(510,857)	391,913
Net cash provided by (used in) operating activities	(276,496)	(1,487,882)

Investing activities:
Cost of other assets	(88,320)	(150,000)
Purchases of plant and equipment	(192)	(7,299)
Net cash provided by (used in) investing activities	(88,512)	(157,299)

Financing activities:
Net funds (to) from bank credit lines	238,985	––
Proceeds from stock option exercises	45,025	101,520
Net cash provided by (used in) financing activities	284,010	101,520

Net change in cash	(80,998)	(1,543,661)

Cash and cash equivalents at beginning of period	179,846	1,846,704

Cash and cash equivalents at end of period	$98,848	$303,043

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$25,797	$––

See accompanying notes.

ZOOM TELEPHONICS, INC.
Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements (“financial statements”) are unaudited. However, the condensed consolidated balance sheet as of December 31, 2016 was derived from audited financial statements. In the opinion of management, the accompanying financial statements include all necessary adjustments to present fairly the consolidated financial position, results of operations and cash flows of Zoom Telephonics, Inc. (the “Company” or “Zoom”). The adjustments are of a normal, recurring nature.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year. The Company has evaluated subsequent events from March 31, 2017 through the date of this filing and determined that there are no such events requiring recognition or disclosure in the financial statements.

The financial statements of the Company presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2016 included in the Company's 2016 Annual Report on Form 10-K for the year ended December 31, 2016.

Recently Adopted Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted ASU 2016-09 as of January 1, 2017 and elected an accounting policy to record forfeitures as they occur. The impact of this change in accounting policy had an insignificant effect on accumulated deficit as of January 1, 2017. ASU 2016-09 also provides that companies no longer record excess tax benefits or certain tax deficiencies in additional paid-in capital. Instead, all excess tax benefits and tax deficiencies are recorded as income tax expense or benefit in the statement of operations. There was no financial statement impact of adopting this provision of ASU 2016-09 as the Company is currently in a net operating loss position and the excess tax benefits that existed from options previously exercised had a full valuation allowance. The effects of adopting the remaining provisions in ASU 2016-09 affecting the classification of awards as either equity or liabilities when an entity partially settles the award in cash in excess of the employer’s minimum statutory withholding requirements and classification in the statement of cash flows did not have a significant impact on the Company’s financial position, results of operations or cash flows.

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition” and some cost guidance included in ASC Subtopic 605-35, “Revenue Recognition - Construction-Type and Production-Type Contracts.” The core principle of ASU 2014-09 is that revenue is recognized when the transfer of goods or services to customers occurs in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. ASU 2014-09 requires the disclosure of sufficient information to enable readers of the Company’s financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 also requires disclosure of information regarding significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09provides two methods of retrospective application. The first method would require the Company to apply ASU 2014-09 to each prior reporting period presented. The second method would require the Company to retrospectively apply ASU 2014-09 with the cumulative effect recognized at the date of initial application. ASU 2014-09 will be effective for the Company beginning in fiscal 2019 as a result of ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which was issued by the FASB in August 2015 and extended the original effective date by one year. The Company is currently evaluating the impact of adopting the available methodologies of ASU 2014-09 and 2015-14 upon its financial statements in future reporting periods. The Company has not yet selected a transition method. The Company is in the process of evaluating the new standard against its existing accounting policies, including the timing of revenue recognition, and its contracts with customers to determine the effect the guidance will have on its financial statements and what changes to systems and controls may be warranted.

There have been four new ASUs issued amending certain aspects of ASU 2014-09, ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross Versus Net),” was issued in March 2016 to clarify certain aspects of the principal versus agent guidance in ASU 2014-09. In addition, ASU 2016-10, “Identifying Performance Obligations and Licensing,” issued in April 2016, amends other sections of ASU 2014-09 including clarifying guidance related to identifying performance obligations and licensing implementation. ASU 2016-12, “Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients” provides amendments and practical expedients to the guidance in ASU 2014-09 in the areas of assessing collectability, presentation of sales taxes received from customers, noncash consideration, contract modification and clarification of using the full retrospective approach to adopt ASU 2014-09. Finally, ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” was issued in December 2016, and provides elections regarding the disclosures required for remaining performance obligations in certain cases and also makes other technical corrections and improvements to the standard. With its evaluation of the impact of ASU 2014-09, the Company will also consider the impact on its financial statements related to the updated guidance provided by these four new ASUs.

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

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments Credit Losses —Measurement of Credit Losses on Financial Instruments." ASU 2016-13 requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. ASU 2016-13 is effective for public business entities that are SEC filers for fiscal years beginning after December 15, 2019,including interim periods within those fiscal years. Early adoption is permitted in any interim or annual period for fiscal years beginning after December 15, 2018. An entity should apply the amendments in ASU 2016-13 through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (modified-retrospective approach). The Company is currently evaluating the potential impact that the adoption of ASU 2016-13 may have on its consolidated financial statements, however, it does not expect it to have a material effect.

 (2) Liquidity

The Company’s cash and cash equivalents balance on March 31, 2017 was approximately $99 thousand, a decrease of approximately $81 thousand from December 31, 2016. Major uses of cash were a $1.1 million loss for the quarter ended March 31, 2017 and a decrease of approximately $511 thousand in accounts payable and accrued expenses. These were offset by decreases of approximately $463 thousand in prepaid expenses, approximately $395 thousand in accounts receivable, and approximately $250 thousand in inventory, and an increase of approximately $239 thousand in bank debt.

On March 31, 2017 the Company had approximately $1.5 million in bank debt for a $3.0 million asset-based credit line and working capital of approximately $2.5 million, including approximately $99 thousand in cash and cash equivalents. On December 31, 2016 the Company had working capital of approximately $3.4 million including approximately $180 thousand in cash and cash equivalents. The Company’s current ratio at March 31, 2017 was 1.5 compared to 1.7 at December 31, 2016.

The Company has experienced losses in the past, and is expected to continue to experience losses until sales grow significantly. The Company has experienced dramatic growth, with sales in 2016 up 65% over sales in 2015 and with sales in the first quarter of 2017 up 89% over sales in the first quarter of 2016. The Company expects year-over-year growth to continue due to a number of factors including the strength of the Motorola brand, new product introductions, increased shelf space, growing online retailer sales, and international expansion. Because of projected sales increases, the associated improved net income, and its Financing Agreement, the Company expects to maintain acceptable levels of liquidity to meet its obligations as they become due for at least twelve months from the date of issuance of our annual filing with the Securities Exchange Commission.

 (3) Inventories

Inventories consist of :	March 31, 2017	December 31, 2016
Materials	$945,829	$888,830
Work in process	226,374	27,708
Finished goods	3,508,171	4,010,074
Total	$4,680,374	$4,926,612

Finished goods includes consigned inventory held by our customers of $308,700 at March 31, 2017 and $442,300 at December 31, 2016. The Company reviews inventory for obsolete and slow moving products each quarter and makes provisions based on its estimate of the probability that the material will not be consumed or that it will be sold below cost. The provision for inventory reserves was negligible in both the first quarter of 2017 and the fourth quarter of 2016.

(4) Commitments and Contingencies

(a)  Contingencies

From time to time the Company is party to various lawsuits and administrative proceedings arising in the ordinary course of business. The Company evaluates such lawsuits and proceedings on a case-by-case basis, and its policy is to vigorously contest any such claims that it believes are without merit. The Company's management believes that the ultimate resolution of such matters will not materially and adversely affect the Company's business, financial position, or results of operations.

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

(b)  Commitments

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

In connection with the License Agreement, the Company has committed to reserve a certain percentage of wholesale prices for use in advertising, merchandising and promotion of the related products. Additionally, the Company is required to make quarterly royalty payments equal to a certain percentage of the preceding quarter’s net sales with minimum annual royalty payments as follows:

Year ending December 31,

2017:	$3,000,000
2018:	$3,500,000
2019:	$4,000,000
2020:	$4,500,000

Royalty expense under the License Agreement amounted to $250,000 for the first quarter of 2016, $750,000 for the first quarter of 2017, and is included in selling expense on the accompanying condensed consolidated statements of operations. The balance of the committed royalty expense for 2017 amounts to $750,000 for each of the remaining three quarters of 2017.

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

The Company moved its headquarters on June 29, 2016 from its long time location at 207 South Street, Boston, MA. to a nearby location at 99 High Street, Boston, MA. The Company signed a lease for 11,480 square feet that terminates on June 29, 2019. Payments under the lease are zero for the first 2 months, an aggregate of $413,280 for the next 12 months, an aggregate of $424,760 for the next 12 months, and an aggregate of $363,533 for the remaining term of the lease ending June 29, 2019. Rent expense amounted to $100,656 for the first quarter of 2017.

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

Relatively few customers account for a substantial portion of the Company’s revenues.  In the first quarter of 2017, three customers accounted for 91% of the Company’s total net sales, with our largest customer accounting for 44% of our net sales. At March 31, 2017, three customers accounted for 88% of our accounts receivable, with our largest customer representing 53% of our accounts receivable. In the first quarter of 2016, three customers accounted for 73% of our total net sales, with our largest customer accounting for 31% of our net sales. At March 31, 2016, three customers accounted for 79% of our accounts receivable, with our largest customer representing 50% of our accounts receivable.

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

The Company is required to calculate its covenant compliance on a quarterly basis. As of March 31, 2017, the Company was in compliance with both its working capital and tangible net worth covenants. At March 31, 2017, the Company’s tangible net worth was approximately $2.6 million, while the Company’s working capital was approximately $2.5 million.

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

In some cases, you can identify forward-looking statements by terms such as "may," "will, " "should," "could," "would," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential" and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in our future financial results include those discussed in the risk factors set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 22, 2017 and in our other filings with the Securities and Exchange Commission. Readers should also be cautioned that results of any reported period are often not indicative of results for any future period.

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

As of March 31, 2017 we had 30 employees, 25 working full-time and 5 working less than five days per week. Ten employees were engaged in research and development and quality control. Five employees were involved in operations, which manages production, inventory, purchasing, warehousing, freight, invoicing, shipping, collections, and returns. Nine employees were engaged in sales, marketing, and customer support. The remaining six employees performed executive, accounting, administrative, and management information systems functions. Our dedicated personnel in Tijuana, Mexico are employees of our Mexican service provider and are not included in our headcount. As of March 31, 2017, we had one consultant in sales and one consultant in information systems, neither of whom is included in our headcount.

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

As of December 31, 2016 the Company had federal net operating loss carry forwards of approximately $54.0 million which are available to offset future taxable income. They are due to expire in varying amounts from 2018 to 2036. As of December 31, 2016, the Company had Massachusetts state net operating loss carry forwards of approximately $7.3 million which are available to offset future taxable income. They are due to expire in varying amounts from 2031 through 2036. A valuation allowance has been established for the full amount of deferred income tax assets as management has concluded that it is more-likely than-not that the benefits from such assets will not be realized.

Results of Operations

Comparison of the three months ended March 31, 2017 to the three months ended March 31, 2016

Summary. Net sales were $5.1 million for the first quarter ended March 31, 2017 (“Q1 2017”), up 89.1% from $2.7 million for the first quarter ended March 31, 2016 (“Q1 2016”). Zoom reported a net loss of $1.1 million or $0.07 per share for Q1 2017 compared to a net loss of $0.7 million or $0.05 per share for Q1 2016. The increased loss was primarily due to increases in advertising expenses, Motorola trademark royalties, and research and development (R&D) expenses.

Net Sales. The Company reported net sales of $5.1 million for Q1 2017, up 89.1% from $2.7 million for Q1 2016. Our total net sales for Q1 2017 increased $2.4 million or 89.1% from Q1 2016, due to increases in Motorola branded products in Q1 2017, as compared to delayed Motorola product rollout in Q1 2016. Geographically, our North American sales continue to represent the dominant share of our overall sales at 98.9% of our net sales in Q1 2017 compared to 98.1% in Q1 2016.

In Q1 2017, three customers accounted for 91% of the Company’s total net sales with our largest customer accounting for 44% of our net sales. In Q1 2016, three customers accounted for 73% of our total net sales with our largest customer accounting for 31% of our net sales. Because of our significant customer concentration, our net sales and operating income has fluctuated and could in the future fluctuate significantly due to changes in political or economic conditions or the loss, reduction of business, or less favorable terms for any of our significant customers.

Gross Profit. Gross profit was $1.7 million or 33.7% of net sales in Q1 2017, up from $0.8 million or 30.7% of net sales in Q1 2016.  The increase in gross profit in Q1 2017 was primarily due to increased sales, particularly for Motorola brand cable modems and gateways.

Selling Expense. Selling expense was $1.8 million or 35.9% of net sales in Q1 2017 compared to $0.7 million or 27.4% of net sales in Q1 2016. The increase of $1.1 million in selling expense was primarily due to increased advertising expenses and Motorola royalty costs.

General and Administrative Expense. General and administrative expense was $431 thousand or 8.4% of net sales in Q1 2017, down from $469 thousand or 17.2% of net sales in Q1 2016.

Research and Development Expense. Research and development expense was $508 thousand or 9.9% of net sales in Q1 2017 up from $347 thousand or 12.8% of net sales in Q1 2016. The increase of $161 thousand was due primarily to increases in certification expenses, contracted engineering software costs, and prototype materials.

Other Income (Expense). Other expense was approximately $37 thousand in Q1 2017, consisting primarily of interest expense related to the line of credit agreement, and approximately $11 thousand in settlement of a legal complaint. Other income (expense) was negligible in Q1 2016.

Liquidity and Capital Resources

The Company’s cash and cash equivalents balance on March 31, 2017 was approximately $99 thousand, a decrease of approximately $81 thousand from December 31, 2016. Major uses of cash were attributed to a $1.1 million loss for the quarter ended March 31, 2017, a decrease of approximately $511 thousand in accounts payable and accrued expenses. These were offset by decreases of approximately $463 thousand in prepaid expenses, decreases of approximately $395 thousand in accounts receivable, decreases of approximately $250 thousand in inventory, and an increase of approximately $239 thousand in bank debt.

On March 31, 2017 the Company had approximately $1.5 million in bank debt of a $3.0 million credit line and working capital of approximately $2.5 million, including approximately $99 thousand in cash and cash equivalents. On December 31, 2016 the Company had working capital of approximately $3.4 million including approximately $180 thousand in cash and cash equivalents. The Company’s current ratio at March 31, 2017 was 1.5 compared to 1.7 at December 31, 2016.

On May 18, 2015, the Company announced licensing of the Motorola trademark for cable modems and gateways for the U.S. and Canada for five years starting January 2016. In order to support anticipated sales growth, the Company raised approximately $1.5 million in net proceeds from the private placement offering of 619,231 unregistered shares of the Company’s common stock that closed on October 24, 2016.

The Company has experienced losses in the past, and is expected to continue to experience losses until sales grow significantly. The Company has experienced dramatic growth, with sales in 2016 up 65% over sales in 2015 and with sales in the first quarter of 2017 up 89% over sales in the first quarter of 2016. The Company expects year-over-year growth to continue due to a number of factors including the strength of the Motorola brand, new product introductions, increased shelf space, growing online retailer sales, and international expansion. Because of projected sales increases, the associated improved net income, and its Financing Agreement, the Company expects to maintain acceptable levels of liquidity to meet its obligations as they become due for at least twelve months from the date of issuance of our annual filing with the Securities Exchange Commission.

Commitments

During the three months ended March 31, 2017, there were no material changes to our capital commitments and contractual obligations from those disclosed in our Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2017, there were no material changes to our off-balance sheet arrangements from those disclosed in our Form 10-K for the year ended December 31, 2016.

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

In connection with the preparation of this Quarterly Report on the Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2017. Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

ITEM 1A.
RISK FACTORS

This report contains forward-looking statements that involve risks and uncertainties, such as statements of our objectives, expectations and intentions. The cautionary statements made in this report are applicable to all forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 22, 2017, as well as those discussed in this report and in our other filings with the SEC.

There have not been any material changes from the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 6.
EXHIBITS

Exhibit No.	Exhibit Description
31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 (1)	Certifications of Chief Executive Officer and Acting Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
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

ZOOM TELEPHONICS, INC. (Registrant)

Date: May 12, 2017	By:	/s/ Frank B. Manning
Frank B. Manning, President, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 (1)	Certifications of Chief Executive Officer and Acting Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
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