Form 10-Q
period 2017-06-30
Zoom Telephonics, Inc.
filed 2017-08-11
CIK 1467761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q
______________

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of August 7, 2017, was 14,907,790 shares.

ZOOM TELEPHONICS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS

ZOOM TELEPHONICS, INC.
Condensed Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$495,271	$179,846
Accounts receivable, net of allowances of $561,293 at June 30, 2017 and $507,296 at December 31, 2016	2,566,120	2,498,259
Inventories, net	5,260,093	4,926,612
Prepaid expenses and other current assets	808,649	652,402
Total current assets	9,130,133	8,257,119

Other assets	400,823	588,907
Equipment, net	215,849	175,743
Total assets	$9,746,805	$9,021,769

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank debt	$1,950,917	$1,306,620
Accounts payable	3,678,186	2,502,323
Accrued expenses	1,159,092	1,051,616
Total liabilities	6,788,195	4,860,559

Commitments and contingencies (Note 4)

Stockholders' equity
Common stock: Authorized: 25,000,000 shares at $0.01 par value
Issued and outstanding: 14,900,290 shares at June 30, 2017 and 14,685,290 shares at December 31, 2016	149,003	146,853
Additional paid-in capital	40,046,640	39,893,919
Accumulated deficit	(37,237,033)	(35,879,562)
Total stockholders' equity	2,958,610	4,161,210
Total liabilities and stockholders' equity	$9,746,805	$9,021,769

 See accompanying notes.

ZOOM TELEPHONICS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net sales	$6,828,192	$3,976,865	$11,974,081	$6,697,710
Cost of goods sold	4,634,148	2,776,304	8,045,766	4,662,921
Gross profit	2,194,044	1,200,561	3,928,315	2,034,789

Operating expenses:
Selling	1,681,786	1,300,440	3,528,318	2,046,243
General and administrative	338,886	412,668	770,279	882,003
Research and development	402,438	454,928	910,409	801,940
	2,423,110	2,168,036	5,209,006	3,730,186

Operating profit (loss)	(229,066)	(967,475)	(1,280,691)	(1,695,397)

Other:
Interest income	15	22	37	216
Interest expense	(30,745)	(4,337)	(56,542)	(4,337)
Other, net	(35)	762	(11,137)	752
Total other income (expense)	(30,765)	(3,553)	(67,642)	(3,369)

Income (loss) before income taxes	(259,831)	(971,028)	(1,348,333)	(1,698,766)

Income taxes (benefit)	9,138	1,286	9,138	1,277

Net income (loss)	$(268,969)	$(972,314)	$(1,357,471)	$(1,700,043)

Net income (loss) per share:
Basic and diluted	$(0.02)	$(0.07)	$(0.09)	$(0.12)

Weighted average common and common equivalent shares:
Basic and diluted	14,817,213	13,721,534	14,799,648	13,660,855

 See accompanying notes.

ZOOM TELEPHONICS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating activities:
Net income (loss)	$(1,357,471)	$(1,700,043)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	287,808	245,211
Stock based compensation	86,646	119,762
Provision (recovery) for accounts receivable allowances	540	9,505
Provision for inventory reserves	126,344	2,612
Changes in operating assets and liabilities:
Accounts receivable	(68,401)	(933,448)
Inventories	(459,825)	(1,009,026)
Prepaid expenses and other assets	(205,127)	(582,085)
Accounts payable and accrued expenses	1,283,339	1,576,289
Net cash provided by (used in) operating activities	(306,147)	(2,271,223)

Investing activities:
Cost of other assets	-	(200,000)
Additions to plant and equipment	(90,950)	(22,043)
Net cash provided by (used in) investing activities	(90,950)	(222,043)

Financing activities:
Net funds from (to) bank credit lines	644,297	606,285
Proceeds from stock option exercises	68,225	136,145
Net cash provided by (used in) financing activities	712,522	742,430

Net change in cash	315,425	(1,750,836)

Cash and cash equivalents at beginning of period	179,846	1,846,704

Cash and cash equivalents at end of period	$495,271	$95,868

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$56,542	$4,337
Income taxes	$9,138	$1,277

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year. The Company has evaluated subsequent events from June 30, 2017 through the date of this filing and determined that there are no such events requiring recognition or disclosure in the financial statements.

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

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition” and some cost guidance included in ASC Subtopic 605-35, “Revenue Recognition - Construction-Type and Production-Type Contracts.” The core principle of ASU 2014-09 is that revenue is recognized when the transfer of goods or services to customers occurs in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. ASU 2014-09 requires the disclosure of sufficient information to enable readers of the Company’s financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 also requires disclosure of information regarding significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 provides two methods of retrospective application. The first method would require the Company to apply ASU 2014-09 to each prior reporting period presented. The second method would require the Company to retrospectively apply ASU 2014-09 with the cumulative effect recognized at the date of initial application. ASU 2014-09 will be effective for the Company beginning in fiscal 2019 as a result of ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which was issued by the FASB in August 2015 and extended the original effective date by one year. The Company is currently evaluating the impact of adopting the available methodologies of ASU 2014-09 and 2015-14 upon its financial statements in future reporting periods. The Company has not yet selected a transition method. The Company is in the process of evaluating the new standard against its existing accounting policies, including the timing of revenue recognition, and its contracts with customers to determine the effect the guidance will have on its financial statements and what changes to systems and controls may be warranted.

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

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments Credit Losses —Measurement of Credit Losses on Financial Instruments." ASU 2016-13 requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. ASU 2016-13 is effective for public business entities that are SEC filers for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted in any interim or annual period for fiscal years beginning after December 15, 2018. An entity should apply the amendments in ASU 2016-13 through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (modified-retrospective approach). The Company is currently evaluating the potential impact that the adoption of ASU 2016-13 may have on its consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting.” ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity should account for the effects of a modification unless all of the following criteria are met: (1) The fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified. (3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. Disclosure requirements remain unchanged. ASU 2017-09 is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted as described in ASU 2017-09. The Company is currently evaluating the potential impact that the adoption of ASU 2017-09 will have on its consolidated financial statements.

 (2) Liquidity

The Company’s cash and cash equivalents balance on June 30, 2017 was approximately $495 thousand, an increase of approximately $315 thousand from December 31, 2016. Major uses of cash were a $1.4 million loss for the six months ended June 30, 2017, an increase of approximately $333 thousand in inventory, an increase of approximately $156 thousand in prepaid expenses, and an increase of approximately $68 thousand in accounts receivable. These were offset by an increase of approximately $1.3 million in accounts payable and accrued expenses, an increase of approximately $644 thousand in bank debt, and a decrease of approximately $188 thousand in other assets.

On June 30, 2017 the Company had approximately $1.95 million in bank debt for a $3.0 million asset-based credit line and had working capital of approximately $2.3 million, including approximately $495 thousand in cash and cash equivalents. On December 31, 2016 the Company had working capital of approximately $3.4 million including approximately $180 thousand in cash and cash equivalents. The Company’s current ratio at June 30, 2017 was 1.4 compared to 1.7 at December 31, 2016.

The Company has experienced losses in the past, and is expected to continue to experience losses until sales grow significantly. The Company has experienced dramatic growth, with sales in 2016 up 65% over sales in 2015 and with sales in the first six months of 2017 up 79% over sales in the first six months of 2016. The Company expects year-over-year growth to continue due to a number of factors including the strength of the Motorola brand, new product introductions, increased shelf space, growing online retailer sales, and international expansion. Because of projected sales increases, the associated improved net income, and its Financing Agreement (as described below) with Rosenthal & Rosenthal, Inc., the Company expects to maintain acceptable levels of liquidity to meet its obligations as they become due for at least twelve months from the date of our quarterly filing of this Form 10-Q with the Securities Exchange Commission.

 (3) Inventories

Inventories consist of :	June 30, 2017	December 31, 2016
Materials	$1,651,902	$888,830
Work in process	90,344	27,708
Finished goods	3,517,847	4,010,074
Total	$5,260,093	$4,926,612

Finished goods includes consigned inventory held by our customers of $659,800 at June 30, 2017 and $442,300 at December 31, 2016. The Company reviews inventory for obsolete and slow moving products each quarter and makes provisions based on its estimate of the probability that the material will not be consumed or that it will be sold below cost. The provision for inventory reserves was $129,651 in the second quarter of 2017 and negligible in the fourth quarter of 2016.

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

Royalty expense under the License Agreement was $588,333 for the second quarter of 2016 and $750,000 for the second quarter of 2017, and royalty expense is included in selling expense on the accompanying condensed consolidated statements of operations. The balance of the committed royalty expense for 2017 amounts to $750,000 for each of the remaining two quarters of 2017.

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

The Company moved its headquarters on June 29, 2016 from its long time location at 207 South Street, Boston, MA. to a nearby location at 99 High Street, Boston, MA. The Company signed a lease for 11,480 square feet that terminates on June 29, 2019. Payments under the lease are zero for the first 2 months, an aggregate of $413,280 for the next 12 months, an aggregate of $424,760 for the next 12 months, and an aggregate of $363,533 for the remaining term of the lease ending June 29, 2019. Rent expense was $100,867 for the second quarter of 2017.

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

Relatively few customers account for a substantial portion of the Company’s revenues.  In the second quarter of 2017, three customers accounted for 87% of our total net sales, with our largest customer accounting for 41% of our net sales. In the first six months of 2017, three customers accounted for 88% of our total net sales, with our largest customer accounting for 42% of our net sales. At June 30, 2017, three customers accounted for 89% of our accounts receivable, with our largest customer representing 45% of our accounts receivable. In the second quarter of 2016, three customers accounted for 79% of our total net sales, with our largest customer accounting for 28% of our net sales. In the first six months of 2016, three customers accounted for 77% of our total net sales, with our largest customer accounting for 29% of our net sales. At June 30, 2016, three customers accounted for 86% of our accounts receivable, with our largest customer representing 43% of our accounts receivable.

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

The Company is required to calculate its covenant compliance on a quarterly basis. As of June 30, 2017, the Company was in compliance with both its working capital and tangible net worth covenants. At June 30, 2017, the Company’s tangible net worth was approximately $2.6 million, while the Company’s working capital was approximately $2.3 million.

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

Overview

We derive our net sales primarily from sales of Internet access and other communications-related products, including cable modems, cable modem / routers, Digital Subscriber Line (“DSL”) modems and dial-up modems to retailers, distributors, Internet Service Providers and original equipment manufacturers (“OEMs”). We sell our products through a direct sales force and through independent sales agents. All of our employees are located at our headquarters in Boston, Massachusetts.  We are experienced in electronics hardware, firmware, and software design and test, regulatory certifications, product documentation, and packaging; and we use that experience in developing each product in-house or in partnership with suppliers who are typically based in Asia. Electronic assembly and testing of our products in accordance with our specifications is typically done in Asia.

Last year Zoom headquarters moved from our long time location at 207 South Street to 99 High Street in Boston. The lease for this new location terminates June 29, 2019. We also lease a test/warehouse/ship facility in Tijuana, Mexico. In November 2014 we signed a one-year lease with five one-year renewal options thereafter for an 11,390 square foot facility in Tijuana Mexico. In September 2015, Zoom extended the term of the lease from December 1, 2015 through November 30, 2018. In September 2015, Zoom also signed a new lease for additional space in the adjacent building, which doubled the existing capacity. The term of the lease is from March 1, 2016 through November 30, 2018.

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

Our gross margin for a given product generally depends on a number of factors including the type of customer to whom we are selling. The gross margin for retailers tends to be higher than for some of our other customers; but the sales, support, returns, and overhead costs associated with retailers tend to be higher. Our sales to certain countries are currently handled by a single master distributor for each country, who handles the support and marketing costs within the country. Gross margin for sales to these master distributors tends to be low, since lower pricing to these distributors helps them to cover the support and marketing costs for their country.

As of June 30, 2017 we had 31 employees, 26 working full-time and 5 working less than five days per week. Eleven employees were engaged in research and development and quality control. Five employees were involved in operations, which manages production, inventory, purchasing, warehousing, freight, invoicing, shipping, collections, and returns. Nine employees were engaged in sales, marketing, and customer support. The remaining six employees performed executive, accounting, administrative, and management information systems functions. Our dedicated personnel in Tijuana, Mexico are employees of our Mexican service provider and are not included in our headcount.

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

We derive our net sales primarily from the sales of hardware products to four types of customers:

●
Computer peripherals retailers;

●
Computer product distributors;

●
Internet service providers; and

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

Sales and Marketing Incentives. Many of our retailer customers require sales and marketing support funding, usually set as a percentage of our sales in their stores. The incentives are reported as reductions in our net sales.

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

Results of Operations

Comparison of the three months ended June 30, 2017 to the three months ended June 30, 2016

Summary. Net sales were $6.83 million for the second quarter ended June 30, 2017 (“Q2 2017”), up 71.7% from $3.98 million for the second quarter of 2016 (“Q2 2016”). Zoom reported a net loss of $269 thousand or $0.02 per share for Q2 2017 compared to net loss of $972 thousand or $0.07 per share for Q2 2016.

Net Sales. Our total net sales for the second quarter of 2017 increased $2.85 million or 71.7% from the second quarter of 2016. This growth was fueled by significant growth in sales to major US retailers in Q2 2017, with some of that growth due to successful introduction of the highly rated Motorola MB8600 DOCSIS 3.1 cable modem during Q2 2017.

Concentration. In the second quarter of 2017, three retailers accounted for 87% of our total net sales with our largest retailer accounting for 41% of our net sales. In the second quarter of 2016, three retailers accounted for 79% of our total net sales, with our largest retailer accounting for 28% of our net sales.

Gross Profit. Gross profit was $2.2 million or 32.1% of net sales in Q2 2017, up from $1.2 million or 30.2% of net sales in Q2 2016. Improvement in gross profit was primarily due to increased sales.

Selling Expense. Selling expense was $1.7 million or 24.6% of net sales in the second quarter of 2017, up from $1.3 million or 32.7% of net sales in the second quarter of 2016. The increase of $0.4 million was primarily due to advertising expenses and Motorola trademark royalty costs.

General and Administrative Expense. General and administrative expense was $339 thousand or 5.0% of net sales in the second quarter of 2017, down from $413 thousand or 10.4% of net sales in the second quarter of 2016. The decrease of $74 thousand was primarily due to reductions in personnel-related expenses, legal expenses for Federal Communications Commission work, and expenses associated with moving Zoom’s Boston headquarters location in 2016.

Research and Development Expense. Research and development expense was $402 thousand or 5.9% of net sales in the second quarter of 2017, down from $455 thousand or 11.4% of net sales in the second quarter of 2016. The decrease of $52 thousand was primarily due to lower product certification costs.

Other Income (Expense). Other expense was $31 thousand in the second quarter of 2017 and $4 thousand in the second quarter of 2016. The increase related to interest costs on loan.

Net Income (Loss). The net loss was $269 thousand for the second quarter of 2017, compared to net loss of $972 thousand for the second quarter of 2016.

Comparison of the six months ended June 30, 2017 to the six months ended June 30, 2016

Summary. Net sales were $11.97 million for the six months ended June 30, 2017, up 78.8% from $6.70 million for the six months ended June 30, 2016. Zoom reported a net loss of $1.36 million for the six months ended June 30, 2017 compared to a net loss of $1.70 million for the six months ended June 30, 2016. Loss per diluted share was $0.09 in the six months ended June 30, 2017 compared to $0.12 for the six months ended June 30, 2016.

Net Sales. Our total net sales for the first half of 2016 increased $5.28 million or 78.8% from the first half of 2016, primarily due to Motorola brand products’ revenue growth and introduction of new products.. Geographically, our North American sales continued their dominant share of our overall sales, representing 98% of our net sales in both Q2 2016 and Q2 2017.

Concentration. In the first six months of 2017, three customers accounted for 88% of our total net sales with our largest customer accounting for 42% of our net sales. In the first six months of 2016, three retailers accounted for 77% of our total net sales with our largest retailer accounting for 29% of our net sales.

Gross Profit. Gross profit was $3.93 million for the first six months of 2017, up from gross profit of $2.03 million for the first 6 months of 2016. Our gross margin for the first six months of 2017 was 32.8%, up from our gross margin of 30.4% for the first 6 months of 2016.

Selling Expense. Selling expense was $3.53 million or 29.5% of net sales in the first half of 2017, up from $2.05 million or 30.6% of net sales in the first half of 2016. The increase of $1.48 million was primarily due to increased advertising and Motorola royalty payments.

General and Administrative Expense. General and administrative expense was $770 thousand or 6.4% for the first half of 2017, down from $882 thousand or 13.2 % for the first half of 2016. The decrease of $112 thousand was primarily due to lower personnel and legal expenses.

Research and Development Expense. Research and development expense was $910 thousand or 7.6% of net sales in the first half of 2017, up from $802 thousand or 12.0% of net sales in the first half of 2016. The increase of $108 thousand was due primarily to increased certification and outside consultant costs.

Other Income (Expense). Other expense for the first half of 2017 was $68 thousand and $3 thousand in the first half of 2016, the difference primarily due to interest expense incurred during the first six months of 2017 on our bank credit line.

Net Income (Loss). The net loss was $1.4 million for the first half of 2017, compared to a net loss of $1.7 million for the first half of 2016.

Liquidity and Capital Resources

The Company’s cash and cash equivalents balance on June 30, 2017 was approximately $495 thousand, an increase of approximately $315 thousand from December 31, 2016. Major uses of cash were a $1.4 million loss for the six months ended June 30, 2017, an increase of approximately $333 thousand in inventory, an increase of approximately $156 thousand in prepaid expenses, and an increase of approximately $68 thousand in accounts receivable. These were offset by an increase of approximately $1.3 million in accounts payable and accrued expenses, an increase of approximately $644 thousand in bank debt, and a decrease of approximately $188 thousand in other assets.

On June 30, 2017 the Company had approximately $1.95 million in bank debt for a $3.0 million asset-based credit line and working capital of approximately $2.3 million, including approximately $495 thousand in cash and cash equivalents. On December 31, 2016 the Company had working capital of approximately $3.4 million including approximately $180 thousand in cash and cash equivalents. The Company’s current ratio at June 30, 2017 was 1.4 compared to 1.7 at December 31, 2016.

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

The Company has experienced losses in the past, and is expected to continue to experience losses until sales grow significantly. The Company has experienced dramatic growth, with sales in 2016 up 65% over sales in 2015 and with sales in the first six months of 2017 up 79% over sales in the first six months of 2016. The Company expects year-over-year growth to continue due to a number of factors including the strength of the Motorola brand, new product introductions, increased shelf space, growing online retailer sales, and international expansion. Because of projected sales increases, the associated improved net income, and its Financing Agreement, the Company expects to maintain acceptable levels of liquidity to meet its obligations as they become due for at least twelve months from the date of our quarterly filing of this Form 10-Q with the Securities Exchange Commission.

Commitments

During the six months ended June 30, 2017, there were no material changes to our capital commitments and contractual obligations from those disclosed in our Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2017, there were no material changes to our off-balance sheet arrangements from those disclosed in our Form 10-K for the year ended December 31, 2016.

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

In connection with the preparation of this Quarterly Report on the Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2017. Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

ZOOM TELEPHONICS, INC. (Registrant)

Date: August 11, 2017	By:	/s/ Frank B. Manning
Frank B. Manning, President, Chief Executive Officer and Acting Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 (1)	Certifications of Chief Executive Officer and Acting Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
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