Form 10-Q
period 2017-09-30
Zoom Telephonics, Inc.
filed 2017-11-09
CIK 1467761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of November 6, 2017, was 15,067,790 shares.

ZOOM TELEPHONICS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ZOOM TELEPHONICS, INC.
Condensed Consolidated Balance Sheets

ASSETS	September 30, 2017 (Unaudited)	December 31, 2016
Current assets
Cash and cash equivalents	$90,853	$179,846
Accounts receivable, net of allowances of $661,892 at September 30, 2017 and $507,296 at December 31, 2016	2,104,555	2,498,259
Inventories, net	5,306,662	4,926,612
Prepaid expenses and other current assets	935,984	652,402
Total current assets	8,438,054	8,257,119

Other assets	398,824	588,907
Equipment, net	187,374	175,743
Total assets	$9,024,252	$9,021,769

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank debt	$594,778	$1,306,620
Accounts payable	3,761,662	2,502,323
Accrued expenses	1,214,240	1,051,616
Total liabilities	5,570,680	4,860,559

Commitments and contingencies (Note 4)

Stockholders' equity
Common stock: Authorized: 25,000,000 shares at $0.01 par value
Issued and outstanding: 15,037,790 shares at September 30, 2017 and 14,685,290 shares at December 31, 2016	150,378	146,853
Additional paid-in capital	40,163,143	39,893,919
Accumulated deficit	(36,859,949)	(35,879,562)
Total stockholders' equity	3,453,572	4,161,210
Total liabilities and stockholders' equity	$9,024,252	$9,021,769

 See accompanying notes to condensed consolidated financial statements.

ZOOM TELEPHONICS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net sales	$8,582,076	$5,990,432	$20,556,157	$12,688,142
Cost of goods sold	5,515,753	4,064,834	13,561,520	8,727,755
Gross profit	3,066,323	1,925,598	6,994,637	3,960,387

Operating expenses:
Selling	1,812,921	1,473,787	5,341,239	3,520,030
General and administrative	383,475	354,237	1,153,753	1,236,239
Research and development	457,309	352,849	1,367,718	1,154,789
	2,653,705	2,180,873	7,862,710	5,911,058

Operating income (loss)	412,618	(255,275)	(868,073)	(1,950,671)

Other income (expense):
Interest income	22	21	59	238
Interest expense	(30,636)	(27,778)	(87,178)	(32,115)
Other, net	65	41,482	(11,072)	42,232
Total other income (expense)	(30,549)	13,725	(98,191)	10,355

Income (loss) before income taxes	382,069	(241,550)	(966,264)	(1,940,316)

Income taxes	4,984	2,034	14,123	3,312

Net income (loss)	$377,085	$(243,584)	$(980,387)	$(1,943,628)

Net income (loss) per share:
Basic	$0.03	$(0.02)	$(0.07)	$(0.14)
Diluted	$0.02	$(0.02)	$(0.07)	$(0.14)

Basic weighted average common and common equivalent shares	14,953,285	13,877,407	14,851,229	13,722,680
Diluted weighted average common and common equivalent shares	16,419,374	13,877,407	14,851,229	13,722,680

 See accompanying notes to condensed consolidated financial statements.

ZOOM TELEPHONICS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(980,387)	$(1,943,628)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	391,181	389,487
Stock based compensation	170,074	164,795
Provision for accounts receivable allowances	540	8,988
Provision for inventory reserves	186,440	10,450
Changes in operating assets and liabilities:
Accounts receivable	393,164	(1,801,446)
Inventories	(566,490)	(1,454,910)
Prepaid expenses and other assets	(327,462)	(193,245)
Accounts payable and accrued expenses	1,421,963	1,084,228
Net cash provided by (used in) operating activities	689,023	(3,735,281)

Cash flows from investing activities:

Cost of other assets	(75,000)	(295,000)
Additions to plant and equipment	(93,849)	(32,303)
Net cash provided by (used in) investing activities	(168,849)	(327,303)

Cash flows from financing activities:
Net funds received from (to) bank credit lines	(711,842)	2,141,799
Proceeds from stock option exercises	102,675	249,389
Net cash provided by (used in) financing activities	(609,167)	2,391,188

Net change in cash	(88,993)	(1,671,396)

Cash and cash equivalents at beginning of period	179,846	1,846,704

Cash and cash equivalents at end of period	$90,853	$175,308

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$87,178	$32,115
Income taxes	$14,123	$3,312

 See accompanying notes to condensed consolidated financial statements.

ZOOM TELEPHONICS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1) Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements (“financial statements”) are unaudited. However, the condensed consolidated balance sheet as of December 31, 2016 was derived from audited financial statements. In the opinion of management, the accompanying financial statements include all necessary adjustments to present fairly the condensed consolidated financial position, results of operations and cash flows of Zoom Telephonics, Inc. (the “Company” or “Zoom”). The adjustments are of a normal, recurring nature.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year. The Company has evaluated subsequent events from September 30, 2017 through the date of this filing and determined that there are no such events requiring recognition or disclosure in the financial statements.

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

There have been four new ASUs issued amending certain aspects of ASU 2014-09, ASU 2016-08, "Principal versus Agent Considerations (Reporting Revenue Gross Versus Net)," was issued in March 2016 to clarify certain aspects of the principal versus agent guidance in ASU 2014-09. In addition, ASU 2016-10, "Identifying Performance Obligations and Licensing," issued in April 2016, amends other sections of ASU 2014-09 including clarifying guidance related to identifying performance obligations and licensing implementation. ASU 2016-12, "Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients" provides amendments and practical expedients to the guidance in ASU 2014-09 in the areas of assessing collectability, presentation of sales taxes received from customers, noncash consideration, contract modification and clarification of using the full retrospective approach to adopt ASU 2014-09. Finally, ASU 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers," was issued in December 2016, and provides elections regarding the disclosures required for remaining performance obligations in certain cases and also makes other technical corrections and improvements to the standard. With its evaluation of the impact of ASU 2014-09, the Companu will also consider the impact on its financial statements related to the updated guidance provided by these four new ASUs. The Company will adopt the new guidance in fiscal 2018, and anticipates using the modified retrospective method. The Company is in the final process of evaluating the new standard against its existing accounting policies, including the timing of revenue recognition and its contracts with customers to determine the effect the guidance will have on its financial statements and what changes to systems and controls may be warranted.

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

 (2) Liquidity

The Company’s cash and cash equivalents balance on September 30, 2017 was approximately $91 thousand, down from $180 thousand on December 31, 2016. Major uses of cash were a $980 thousand loss for the nine months ended September 30, 2017, a decrease of approximately $712 thousand in bank debt, an increase of approximately $380 thousand in inventory, and an increase of approximately $284 thousand in prepaid expenses. These were offset by an increase of approximately $1.4 million in accounts payable and accrued expenses, a decrease of approximately $394 thousand in accounts receivable, and a decrease of approximately $190 thousand in other assets.

On September 30, 2017 the Company had approximately $595 thousand in bank debt for a $3.0 million asset-based credit line and had working capital of approximately $2.9 million, including approximately $91 thousand in cash and cash equivalents. On December 31, 2016 the Company had working capital of approximately $3.4 million including approximately $180 thousand in cash and cash equivalents. The Company’s current ratio at September 30, 2017 was 1.5 compared to 1.7 at December 31, 2016.

Although the Company has experienced losses in the past, the Company has experienced dramatic growth over the last year and one-half. Sales in 2016 were up 65% over sales in 2015 and sales in the first nine months of 2017 were up 62% over sales in the first nine months of 2016. The Company believes that year-over-year growth is likely to continue for the foreseeable future due to a number of factors including the strength of the Motorola brand, new product introductions, increased shelf space, growing online retailer sales, and international expansion. Because of projected sales increases, the associated improved net income, and its Financing Agreement (as defined below) with Rosenthal & Rosenthal, Inc., the Company expects to maintain acceptable levels of liquidity to meet its obligations as they become due for at least twelve months from the date of our quarterly filing of this Form 10-Q with the Securities Exchange Commission.

 (3) Inventories

Inventories consist of :	September 30, 2017	December 31, 2016
Materials	$1,287,621	$888,830
Work in process	209,694	27,708
Finished goods	3,809,347	4,010,074
Total	$5,306,662	$4,926,612

Finished goods includes consigned inventory held by our customers of $835,800 at September 30, 2017 and $442,300 at December 31, 2016. The Company reviews inventory for obsolete and slow moving products each quarter and makes provisions based on its estimate of the probability that the material will not be consumed or that it will be sold below cost. The provision for inventory reserves was $60,096 for the three months ended September 30, 2017 and $7,838 for the three months ended September 30, 2016. The provision for inventory reserves was $186,440 for the nine months ended September 30, 2017 and $10,450 for the nine months ended September 30, 2016.

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

(b)  Commitments

In May 2015 Zoom entered into a License Agreement with Motorola Mobility LLC (the “License Agreement”).  The License Agreement provides Zoom with an exclusive license to use certain trademarks owned by Motorola Trademark Holdings, LLC. for the manufacture, sale and marketing of consumer cable modem products in the United States and Canada through certain authorized sales channels.

In August 2016 Zoom entered into an amendment to the License Agreement with Motorola Mobility LLC (the “2016 Amendment”).  The 2016 Amendment expands Zoom’s exclusive license to use the Motorola trademark to a wide range of authorized channels worldwide, and expands the license from cable modems and gateways to also include consumer routers, WiFi range extenders, home powerline network adapters, and access points.

In August 2017 Zoom entered into an amendment to the License Agreement with Motorola Mobility LLC (the “2017 Amendment”).  The 2017 Amendment expands Zoom’s exclusive license to use the Motorola trademark to a wide range of authorized channels worldwide, and expands the license from cable modems, gateways, consumer routers, WiFi range extenders, home powerline network adapters, and access points to also include MoCa adapters, and cellular sensors. The License Agreement, as amended, has a five-year term beginning January 1, 2016 through December 31, 2020 and increased the minimum royalty payments as outlined below.

In connection with the License Agreement, the Company has committed to reserve a certain percentage of wholesale prices for use in advertising, merchandising and promotion of the related products. Additionally, the Company is required to make quarterly royalty payments equal to a certain percentage of the preceding quarter’s net sales with minimum annual royalty payments as follows:

Year ending December 31,
2017	$3,000,000
2018	$3,500,000
2019	$4,500,000
2020	$5,100,000

Royalty expense under the License Agreement was $583,333 for the third quarter of 2016 and $750,000 for the third quarter of 2017, and royalty expense is included in selling expense on the accompanying condensed consolidated statements of operations. The balance of the committed royalty expense for 2017 amounts to $750,000 for the remaining quarter of 2017.

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

The Company moved its headquarters on June 29, 2016 from its long time location at 207 South Street, Boston, MA. to a nearby location at 99 High Street, Boston, MA. The Company signed a lease for 11,480 square feet that terminates on June 29, 2019. Payments under the lease are zero for the first 2 months, an aggregate of $413,280 for the next 12 months, an aggregate of $424,760 for the next 12 months, and an aggregate of $363,533 for the remaining term of the lease ending June 29, 2019. Rent expense was $102,338 for the third quarter of 2017.

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

Relatively few customers account for a substantial portion of the Company’s revenues.  In the third quarter of 2017, three customers accounted for 10% or greater separately and 92% combined of the Company’s total net sales. In the first nine months of 2017, three customers accounted for 10% or greater separately and 90% combined of the Company’s total net sales. At September 30, 2017, three customers with an accounts receivable balance of 10% or greater accounted for a combined 83% of the Company’s accounts receivable. In the third quarter of 2016, three customers accounted for 10% or greater separately and 86% combined of the Company’s total net sales. In the first nine months of 2016, three customers accounted for 10% or greater separately and 81% combined of the Company’s total net sales. At September 30, 2016 three customers with an accounts receivable balance of 10% or greater accounted for a combined 88% of the Company’s accounts receivable.

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

The Company is required to calculate its covenant compliance on a quarterly basis. As of September 30, 2017, the Company was in compliance with both its working capital and tangible net worth covenants. At September 30, 2017, the Company’s tangible net worth was approximately $3.1 million, while the Company’s working capital was approximately $2.9 million.

(7) Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares, except for periods with a loss from operations.  Diluted earnings (loss) per share reflects additional common shares that would have been outstanding if dilutive potential shares of common stock had been issued.  Potential shares of common stock that may be issued by the Company include shares of common stock that may be issued upon exercise of outstanding stock options. Under the treasury stock method, the unexercised options are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase shares of common stock at the average market price during the period.

Diluted earnings (loss) per common share for the three-month period ended September 30, 2017 includes the effects of 1,466,089 common share equivalents. Diluted earnings (loss) per common share for the three-month period ended September 30, 2016 excludes the effects of 2,015,825 common share equivalents, since such inclusion would be anti-dilutive. Diluted earning (loss) per common share for the nine-month periods ended September 30, 2017 and 2016 excludes the effects of 1,466,089 and 2,015,825 common share equivalents, respectively, since such inclusion would be anti-dilutive. The common share equivalents consist of common shares issuable upon exercise of outstanding stock options.

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

As of September 30, 2017 we had 32 employees, 27 working full-time and 5 working less than five days per week. Twelve employees were engaged in research and development and quality control. Five employees were involved in operations, which manages production, inventory, purchasing, warehousing, freight, invoicing, shipping, collections, and returns. Nine employees were engaged in sales, marketing, and customer support. The remaining six employees performed executive, accounting, administrative, and management information systems functions. Our dedicated personnel in Tijuana, Mexico are employees of our Mexican service provider and are not included in our headcount.

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

As of December 31, 2016 we had federal net operating loss carry forwards of approximately $54.0 million which are available to offset future taxable income. They are due to expire in varying amounts from 2018 to 2036. As of December 31, 2016, we had Massachusetts state net operating loss carry forwards of approximately $7.3 million which are available to offset future taxable income. They are due to expire in varying amounts from 2031 through 2036. A valuation allowance has been established for the full amount of deferred income tax assets as management has concluded that it is more-likely than-not that the benefits from such assets will not be realized.

Results of Operations

Comparison of the three months ended September 30, 2017 to the three months ended September 30, 2016

Summary. Net sales were $8.58 million for the third quarter ended September 30, 2017 (“Q3 2017”), up 43.3% from $5.99 million for the third quarter ended September 30, 2016 (“Q3 2016”). We reported net income of $377 thousand for Q3 2017, compared to a net loss of $244 thousand for Q3 2016.

Net Sales. Our total net sales for Q3 2017 increased $2.59 million or 43.3% from Q3 2016, primarily due to sales increases on Motorola branded cable modems and cable modem routers.

Concentration. In Q3 2017 three customers accounted for 10% or greater separately and 92% combined of the Company’s total net sales. At September 30, 2017 three customers with an accounts receivable balance of 10% or greater accounted for a combined 83% of the Company’s accounts receivable. In Q3 2016, three customers accounted for 10% or greater separately and 86% combined of the Company’s total net sales. At September 30, 2016 three customers with an accounts receivable balance of 10% or greater accounted for a combined 88% of the Company’s accounts receivable.

Gross Profit. Gross profit was $3.07 million or 35.7% of net sales in Q3 2017, up from $1.93 million or 32.1% of net sales in Q3 2016. Improvement in gross profit was primarily due to increased sales.

Selling Expense. Selling expense was $1.81 million or 21.1% of net sales in Q3 2017, up from $1.47 million or 24.6% of net sales in Q3 2016. The increase of $339 thousand was primarily due to Motorola brand royalty payments, and increased advertising costs and freight expenses.

General and Administrative Expense. General and administrative expense was $383 thousand or 4.5% of net sales in Q3 2017, up 8.3% from $354 thousand or 5.9% of net sales in Q3 2016. The increase of $29 thousand was primarily due to increases in stock option expenses, which were partially offset by reduced legal expenses.

Research and Development Expense. Research and development expense was $457 thousand or 5.3% of net sales in Q3 2017, up from $353 thousand or 5.9% of net sales in Q3 2016. The increase of $104 thousand was primarily due to higher product certification costs.

Other Income (Expense). Other expense was $31 thousand in Q3 2017 due to interest expense related to our bank credit line. Other income was $14 thousand in Q3 2016, driven by a one-time favorable settlement on a class action lawsuit for approximately $41 thousand, reduced by loan interest costs of approximately $27 thousand.

Net Income (Loss). Net income was $377 thousand for Q3 2017, compared to a net loss of $244 thousand for Q3 2016.

Comparison of the nine months ended September 30, 2017 to the nine months ended September 30, 2016

Summary. Net sales of $20.56 million for the first nine months of 2017 were up 62.0% from net sales of $12.69 million for the first nine months of 2016. Our net loss was $0.98 million for the first nine months of 2017, down from a net loss of $1.94 million for the first nine months of 2016. Loss per diluted share was $0.07 in the nine months ended September 30, 2017 compared to $0.14 for the nine months ended September 30, 2016.

Net Sales. Our total net sales for the first nine months of 2017 increased $7.87 million or 62.0% from the first nine months of 2016, primarily due to continued expansion of Motorola branded products and increased sales.

Concentration. In the first nine months of 2017, three customers accounted for 10% or greater separately and 90% combined of the Company’s total net sales. In the first nine months of 2016, three customers accounted for 10% or greater separately and 81% combined of the Company’s total net sales.

Gross Profit. Gross profit was $6.99 million for the first nine months of 2017, up $3.03 million or 76.6% from gross profit of $3.96 million for the first nine months of 2016. Improvement in gross profit was primarily due to increased sales. The improvement in gross margin was due to the increase in total sales, which reduced our fixed overhead as a percentage of sales.

Selling Expense. Selling expense was $5.34 million or 26.0% of net sales in the first nine months of 2017, up from $3.52 million or 27.7% of net sales in the first nine months of 2016. The increase of $1.82 million was primarily due to increased advertising costs, Motorola royalty payments, and freight expenses.

General and Administrative Expense. General and administrative expense was $1.15 million or 5.6% of net sales for the first nine months of 2017, down 6.7% from $1.24 million or 9.7% of net sales for the first nine months of 2016. The decrease of $82 thousand was due primarily to lower personnel, legal, and audit costs, partially offset by increased consulting expenses.

Research and Development Expense. Research and development expense was $1.37 million or 6.7% of net sales in the first nine months of 2017, up 18.4% from $1.15 million or 9.1% of net sales in the first nine months of 2016. The increase of $213 thousand was due primarily to increased certification and outside consultant costs.

Other Income (Expense). Other expense was $98 thousand in the first nine months quarter of 2017, of which $87 thousand is interest expense on our bank credit line. Other income was $10 thousand in the first nine months of 2016, driven by a one-time favorable settlement on a class action lawsuit for approximately $41 thousand, reduced by loan interest costs of approximately $32 thousand.

Net Income (Loss). The net loss was $0.98 million for the first nine months of 2017, compared to the net loss of $1.94 million for the first nine months of 2016.

Liquidity and Capital Resources

Our cash and cash equivalents balance on September 30, 2017 was approximately $91 thousand, a decrease from a balance of $180 thousand on December 31, 2016. Major uses of cash were a $980 thousand loss for the nine months ended September 30, 2017, a decrease of approximately $712 thousand in bank debt, an increase of approximately $380 thousand in inventory, and an increase of approximately $284 thousand in prepaid expenses. These were offset by an increase of approximately $1.4 million in accounts payable and accrued expenses, a decrease of approximately $394 thousand in accounts receivable, and a decrease of approximately $190 thousand in other assets.

On September 30, 2017 we had approximately $595 thousand in bank debt for a $3.0 million asset-based credit line and had working capital of approximately $2.9 million, including approximately $91 thousand in cash and cash equivalents. On December 31, 2016 we had working capital of approximately $3.4 million, including approximately $180 thousand in cash and cash equivalents. Our current ratio at September 30, 2017 was 1.5 compared to 1.7 at December 31, 2016.

On May 18, 2015, we announced licensing of the Motorola trademark for cable modems and gateways for the U.S. and Canada for five years starting January 2016. In order to support anticipated sales growth, we raised approximately $1.5 million in net proceeds from the private placement offering of 619,231 unregistered shares of our common stock that closed on October 24, 2016.

Although the Company has experienced losses in the past, the Company has experienced dramatic growth over the last year and one-half. Sales in 2016 were up 65% over sales in 2015 and sales in the first nine months of 2017 were up 62% over sales in the first nine months of 2016. The Company believes that year-over-year growth is likely to continue for the foreseeable future due to a number of factors including the strength of the Motorola brand, new product introductions, increased shelf space, growing online retailer sales, and international expansion. Because of projected sales increases, the associated improved net income, and its Financing Agreement (as defined below) with Rosenthal & Rosenthal, Inc., the Company expects to maintain acceptable levels of liquidity to meet its obligations as they become due for at least twelve months from the date of our quarterly filing of this Form 10-Q with the Securities Exchange Commission.

Commitments

During the nine months ended September 30, 2017, there were no material changes to our capital commitments and contractual obligations from those disclosed in our Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2017, there were no material changes to our off-balance sheet arrangements from those disclosed in our Form 10-K for the year ended December 31, 2016.

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

In connection with the preparation of this Quarterly Report on the Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2017. Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description
10.1 (1)	Amendment to License Agreement, dated August 21, 2017, between Zoom Telephonics, Inc. and Motorola Mobility LLC.
31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 (2)	Certifications of Chief Executive Officer and Acting Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
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

ZOOM TELEPHONICS, INC. (Registrant)

Date: November 9, 2017	By:	/s/ Frank B. Manning
Frank B. Manning, President, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.1 (1)	Amendment to License Agreement, dated August 21, 2017, between Zoom Telephonics, Inc. and Motorola Mobility LLC.
31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 (2)	Certifications of Chief Executive Officer and Acting Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
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