Form 10-K
period 2017-12-31
Zoom Telephonics, Inc.
filed 2018-03-30
CIK 1467761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

(Check one):

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

The aggregate market value of the common stock, $0.01 par value, of the registrant held by non-affiliates of the registrant as of June 30, 2017, based upon the last sale price of such stock on that date as reported by the OTCQB, was $25,775,434.

The number of shares outstanding of the registrant's common stock, $0.01 par value, as of March 19, 2018 was 15,874,040 shares.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the definitive proxy statement for our 2018 annual meeting of stockholders, which is to be filed within 120 days after the end of the fiscal year ended December 31, 2017, are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III.

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
●
the impact of long lead times for our products and the components used in our products;
●
the impact of state sales tax in states where Amazon holds our inventory in at least one of their warehouses;
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

              Zoom Telephonics designs, produces, markets, sells, and supports Internet access and other communications-related products including cable modems and gateways, mobile broadband modems, wireless routers, Multimedia over Coax (“MoCA”) adapters, Digital Subscriber Line (“DSL”) modems, and dial-up modems. Our primary objective is to build upon our position as a leading producer of Internet access devices sold through sales channels that include many of the largest United States (“USA” or “US”) high-volume electronics retailers, and to take advantage of a number of trends in communications including higher data rates, increasing use of wireless technology for transmission of data, and increasing use of smartphones, tablets, and streaming media.

Cable modem products, including both cable modems and cable gateways, were Zoom’s highest revenue product category in 2015 through 2017. Cable modems provide a high-bandwidth connection to the Internet through a cable that connects to the cable service provider’s managed broadband network. When a cable modem also includes a built-in WiFi router, it is called a cable modem/router or cable gateway. We began shipping cable modems in 2000. Our primary means of distribution to end-users in the US, our primary market, is through national retailers and distributors. We continue to sell cable modem products under the Zoom brand, and beginning in 2016 we started offering cable modems and gateways under the Motorola brand. In response to demand for faster connection speeds and increased functionality including improved WiFi performance, we have invested and continue to invest resources to advance our cable modem product line.

Our mobile broadband products provide or use a high-bandwidth cell-modem connection to the Internet through access to a mobile service provider’s mobile broadband network. These products target both the consumer and machine-to-machine (“M2M”) markets. Zoom has sold mobile broadband modems and routers in the past, and Zoom plans to ship a Motorola Ethernet cell modem, a Motorola Ethernet cell modem/router, and a Motorola multi-sensor in 2018.

Our DSL modems provide a high-bandwidth connection to the Internet through a telephone line that typically connects to compatible DSL equipment that is managed by the DSL service provider. In past years Zoom has shipped Asymmetrical DSL (“ADSL”) modems. Zoom plans to ship a new AC1600 gateway with both Very high bit-rate DSL (“VDSL”) and ADSL capabilities during the first half of 2018.

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

In August 2016 we extended our Motorola license to a worldwide exclusive license that includes cable modems and gateways, WiFi routers, WiFi range extenders, powerline communication devices, and related products. In August 2017 we further extended our Motorola license to a worldwide exclusive license for DSL modems and gateways, cellular modems and gateways, and MoCA products, and to a worldwide non-exclusive license for cellular sensors. We introduced under the Motorola brand two WiFi routers, one range extender, and one MoCA Adapter in 2017. In 2018 we plan to introduce under the Motorola brand one or more WiFi routers, a DSL modem/router, a cellular modem and modem/router, and a cellular multi-sensor.

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

Zoom sells cable modems to end-users through retailers and cable service providers. While sales through the retail channel have been significant, they have been handicapped by the fact that all cable service providers offer cable modems directly with their service. Zoom will continue its cable modem sales focus on retailers, and will also direct some sales efforts toward cable service providers.

During 2015 Zoom’s cable modem revenues were primarily from four types of Zoom brand cable modems, all supporting Data Over Cable Service Interface Specification (“DOCSIS”) 3.0 with either 16 or 8 downstream channels and 4 upstream channels (“16x4” or “8x4”). One product was an 8x4 cable modem bridge, one was a 16x4 cable modem bridge, one was an 8x4 cable modem gateway that included an N300 wireless-N router, and one was an 8x4 cable modem gateway that included an 802.11ac (“wireless-AC”) AC1900 router. Zoom continues to sell Zoom brand cable modems, but Zoom’s primary cable modem sales in both 2016 and 2017 were of Motorola brand cable modem products.

In May 2015 Zoom entered into an agreement to license certain Motorola trademarks from Motorola Trademark Holdings, LLC (“Motorola”) for cable modem products. From January 1, 2016 through December 31, 2020 we are authorized to manufacture, sell and market consumer cable modem products through certain authorized sales channels using the Motorola trademarks. The agreement includes numerous requirements intended to assure the quality and reputation of Motorola brand products. In January 2016 Zoom, through its MTRLC LLC subsidiary which was formed on October 6, 2015, began shipping cable modems under the Motorola brand. Zoom will also continue to ship Zoom brand cable modems, but these will be distinctly different from our Motorola brand cable modem products. In August, 2016 Zoom entered into an amendment to the license agreement with Motorola. The amendment expands Zoom’s exclusive license to use the Motorola trademark to a wide range of authorized channels worldwide, and expands the license from cable modems and gateways to also include consumer routers, WiFi range extenders, home powerline network adapters, and related products. In August, 2017 we further extended our Motorola license to a worldwide exclusive license for DSL modems and gateways, cellular modems and gateways, and MoCA products, and to a worldwide non-exclusive license for cellular sensors. We introduced under the Motorola brand two WiFi routers, one range extender, and one MoCA Adapter in 2017.

Zoom currently ships eight Motorola brand cable modem products. The least expensive product in this line is an 8x4 DOCSIS 3.0 cable modem, and the most expensive is a cable gateway that includes a 16x4 DOCSIS 3.0 cable modem and an AC1900 WiFi router with Power Boost. Zoom’s product line includes a 24x8 cable modem and a DOCSIS 3.1 cable modem. In 2018 Zoom plans to introduce 24x8 cable gateways, including one with telephone capability, and Zoom hopes to introduce a DOCSIS 3.1 cable gateway.

DSL Modems

Our DSL modems have incorporated the ADSL standards that are currently most popular worldwide. Zoom currently sells one type of ADSL modem, which has an integrated wireless-N 4-port router using Broadcom Integrated Circuit (“IC”) technology. During the first half of 2018 Zoom expects to begin shipping a VDSL/ADSL AC1600 gateway product.

Mobile Broadband Modems and Routers

During the second half of 2009 Zoom began shipping its first mobile broadband or “cellular” products, mobile broadband USB modems and wireless-N routers. In 2017 Zoom introduced a new line of USB cellular modems, with different models designed to work with AT&T and other mobile broadband carriers worldwide. In 2018 Zoom plans to introduce a Motorola Ethernet cell modem and a Motorola cell modem/router.

Dial-Up Modems

We have a line of external Serial and USB dial-up modems with data speeds up to 56,000 bps. These modems are typically designed to work with almost any terminal or computer, and to work with many computer operating systems including Windows, Apple, Linux, and others. We sell and market dial-up modems under the Zoom® and Hayes® brands, as well as selling unbranded or private-label modems for some specific high-volume accounts.

Local Area Network Products

In 2017 Zoom began shipping its first Motorola brand local area network products including a Motorola AC1900 router, a Motorola AC1700 router, a Motorola AC1200 range extender, and a Motorola Bonded 2.0 MoCA Adapter. When plugged into a cable modem or other broadband modem, WiFi routers provide shared Internet access for WiFi and Ethernet devices. A range extender is typically used to extend the WiFi coverage of a router. A MoCA Adapter provides an Ethernet connection over coaxial cable between a MoCA-capable router and an HDTV, PC, or other device connected to the MoCA Adapter. Zoom plans to sell its Motorola brand Local Area Network products in the US and internationally.

Mobile Broadband Sensors

 In 2018 Zoom plans to introduce a line of sensor products that communicate sensor data via a built-in cellular modem through the Internet to a smartphone or browser-enabled device. This cellular approach typically makes these sensors easier to install than a sensor that requires a router and a broadband connection. This approach can be teamed up with a very low cost data plan, since the amount of data being transmitted is low. Zoom’s first product is a multi-sensor that senses temperature, humidity, earthquake and other vibration, motion, water, light, and power loss. Zoom believes that there is significant potential for cellular sensor products, but that there are significant risks including risk relating to delays in finishing these products and risks from competitors.

 Products for Markets outside North America

Products for countries outside the US typically differ from a similar product for the US due to different regulatory and certification requirements, country-specific phone jacks and AC power adapters, and language-related specifics. As a result, the introduction of new products into markets outside North America can be costly and time-consuming. In 1993 we introduced our first dial-up modem approved for selected Western European countries. Since then we have sold our products into a number of markets outside North America. We have received regulatory certifications for, and are currently selling our products in a number of countries, including the US, the United Kingdom (“UK”), and Canada. We intend to continue to expand and enhance our product line for our existing markets and to seek certifications for the sale of new products outside the US. Most importantly for sales outside the US, we hope to sell Motorola brand local area network products in the UK, Canada, Latin America, and other regions. The vast majority of our sales were in North America from 2015 through 2017 due to the fact that the US is by far the largest market for cable modems sold through retailers. We expect the US to continue to account for most of our sales. However, we expect significant growth outside North America due to our worldwide Motorola license for a number of local area network products, DSL products, and cellular products.

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

Few customers account for a substantial portion of the Company’s revenues.  In 2017, two customers accounted for 10% or greater individually and 40% in the aggregate of the Company’s total net sales. At December 31, 2017, two customers with an accounts receivable balance of 10% or greater individually accounted for a combined 71% of the Company’s accounts receivable. In 2016, two customers accounted for 10% or greater individually and 53% in the aggregate of the Company’s total net sales. At December 31, 2016 three customers with an accounts receivable balance of 10% or greater individually accounted for a combined 86% of the Company’s accounts receivable.  Additionally, revenues from sales fulfilled by Amazon accounted for 51% and 29% of our total sales for the years ended December 31, 2017 and 2016, respectively, and represented 13% and 5% of the Company’s total accounts receivable balance at December 31, 2017 and 2016, respectively.

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

In 2016 we announced a master distributor agreement with T&W, a Chinese manufacturer and our primary supplier, whereby T&W will be the master distributor for some of our Motorola brand product categories in China. We hope to have similar agreements for some other countries, but there is no guarantee that we will have such agreements. We have distributors in several countries, and we hope to add other distributors outside North America. We also expect to sell some Motorola brand local area network products through Amazon UK and other Amazon sites in Europe.

North American High-volume Retailers and Distributors

In North America we reach the retail market primarily through high-volume retailers. Our North American retailers include Best Buy, Micro Center, Target, Wal-Mart, and others including Amazon and other Web-focused retailers.

We sell significant quantities of our products through distributors, who often sell to corporate accounts, retailers, service providers, value-added resellers, equipment manufacturers, and other customers. Our North American distributors include D&H Distributing and Ingram Micro.

Internet and Telephone Service Providers

In past years our sales have included DSL modems sold to DSL service providers in the US and in some other countries. We plan to continue selling to and supporting these customers. In addition, we will continue to offer some of our cable modem and mobile broadband products to service providers.

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

We believe that Motorola, Zoom, and Hayes are widely recognized brand names. We build upon our brand equity in a variety of ways, including Amazon advertising, Google Adwords advertising, Facebook advertising, retailer cooperative advertising, product packaging, trade shows, and public relations.

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

Research & Development

Our research and development efforts are focused on developing new products, enhancing the capabilities of existing products, and reducing production costs. We have developed close collaborative relationships with certain of our Original Design Manufacturer (“ODM”) suppliers and component suppliers. We work with these partners and other sources to identify and respond to emerging technologies and market trends by developing products that address these trends. In addition, we purchase modems and other chipsets that incorporate sophisticated technology from third parties, thereby eliminating the need for us to develop this technology in-house. We do however develop certain products in-house, including some modems and our Connected Home product line.

The Company’s costs on research and development were $1.9 million for 2017 and $1.5 million for 2016. As of December 31, 2017 we had 11 employees engaged primarily in research and development. Our research and development team performs electronics hardware design and layout, mechanical design, prototype construction and testing, component specification, firmware and software development, product testing, foreign and domestic regulatory certification efforts, end-user and internal documentation, and third-party software selection and testing.

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

Historically we have used one primary manufacturer for a given design. We sometimes maintain back-up production tooling at a second manufacturer for our highest-volume products. Our manufacturers are normally adequate to meet reasonable and properly planned production needs; but a fire, natural calamity, strike, financial problem, or other significant event at an assembler's facility could adversely affect our shipments and revenues. In 2017, one supplier provided 97% of our purchased inventory. The loss of a key supplier, or a material adverse change in a key supplier’s business or in our relationship with a key supplier, could materially and adversely harm our business.

Our products include a large number of parts, most of which are available from multiple sources with varying lead times. However, most of our products include a sole-sourced chipset as the most critical component of the product. The vast majority of our cable and DSL modem chipsets come exclusively from Broadcom. Most of our cellular products include a Gemalto module. Our dial-up modem chipsets come exclusively from Conexant. Serious problems at Broadcom, including long chipset lead-times, would significantly reduce Zoom’s shipments.

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
●
Dial-up modem competitors: Best Data, Hiro, Lite-On, Multitech, and US Robotics.
●
DSL modem competitors: Arris, Actiontec, Asus, Aztech, Belkin / Linksys, D-Link, Huawei, Netgear, Sagemcom (formerly Sagem), Siemens (formerly Efficient Networks), Technicolor, TP-Link, Westell, Xavi, and ZyXEL Communications.
●
Mobile broadband competitors: Cradlepoint, D-Link, Huawei, Inseego, Multitech, Netcomm Wireless, Netgear, Nimbelink, Option, Sierra Wireless, and ZTE.
●
Networking competitors: Amped, Apple, Asus, Belkin/Linksys, D-Link, Eero, Google, Netgear, Securifi, Tenda, TP-Link, Trendnet, and Ubiquiti.

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

Intellectual Property Rights

We rely primarily on a combination of copyrights, trademarks, trade secrets and patents to protect our proprietary rights. We have trademarks and copyrights for our firmware (software on a chip), printed circuit board artwork, instructions, packaging, and literature. We also have three active patents that expire between years 2020 and 2031. We cannot assure that any patent application will be granted or that any patent obtained will provide protection or be of commercial benefit to us, or that the validity of a patent will not be challenged. Moreover, we cannot assure that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop comparable or superior technologies.

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

Backlog

Our backlog on February 28, 2018 was $0.4 million, and on February 28, 2017 was $0.4 million. Many orders included in backlog may be canceled or rescheduled by customers without significant penalty. Backlog as of any particular date should not be relied upon as indicative of our net sales for any future period.

Employees

As of February 28, 2018, Zoom had thirty-three full-time and part-time employees. Eleven employees were engaged in research and development and quality control. Four employees were involved in operations, which manages production, inventory, purchasing, warehousing, freight, invoicing, shipping, collections, and returns. Eleven employees were engaged in sales, marketing, and customer support. The remaining seven employees performed executive, accounting, administrative, and management information systems functions. Zoom currently has twenty-nine full-time employees and four employees working less than 5 days per week, typically 4 days per week. Our dedicated personnel in Tijuana, Mexico are employees of our Mexican service provider and not included in our headcount. On February 28, 2018, Zoom had two consultants in sales and one consultant in information systems, none of whom are included in our headcount.

Executive Officers

The names and biographical information of our current executive officers are set forth below:

Name	Age	Position with Zoom
Frank B. Manning	69	Chief Executive Officer, President, Acting Chief Financial Officer, & Chairman of the Board
Terry Manning	66	Vice President of Sales and Marketing
Deena Randall	64	Vice President of Operations

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

In May 2015 Zoom entered into an agreement to exclusively license the Motorola brand trademark for use with cable modem products in North America for five years starting with shipments January 2016. In August 2016 that agreement was amended to include WiFi routers, range extenders, and other products worldwide, and to increase the minimum royalty payments. In August 2017 that agreement was amended again to include cellular modems and routers, DSL modems and routers, MoCA Adapters, and cellular sensors, and to increase the minimum royalty payments. In connection with this opportunity, Zoom has an aggressive plan to continue to introduce new Motorola brand products. Our product development plan has and will continue to increase our costs and may result in cost overruns and delays. If our sales of Motorola brand products do not meet our forecasts, this may result in excess inventory and a shortage of cash. In addition, the license agreement includes significant minimum quarterly royalty payments due by Zoom. If we are unable to sell a sufficient number of Motorola brand products to offset these minimum royalty payments, our net income and cash position will be reduced and we may experience losses.

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

Few customers account for a substantial portion of the Company’s revenues.  In 2017, two customers accounted for 10% or greater individually and 40% in the aggregate of the Company’s total net sales. At December 31, 2017, two customers with an accounts receivable balance of 10% or greater individually accounted for a combined 71% of the Company’s accounts receivable. In 2016, two customers accounted for 10% or greater individually and 53% in the aggregate of the Company’s total net sales. At December 31, 2016 three customers with an accounts receivable balance of 10% or greater individually accounted for a combined 86% of the Company’s accounts receivable. Additionally, revenues from sales fulfilled by Amazon accounted for 51% and 29% of our total sales for the years ended December 31, 2017 and 2016, respectively, and represented 13% and 5% of the Company’s total accounts receivable balance at December 31, 2017 and 2016, respectively.

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

 We obtain certain key parts, components, and equipment from sole or limited sources of supply. In 2017, the Company had one supplier that provided 97% of the Company's purchased inventory. In 2016, the Company had one supplier that provided 92% of the Company's purchased inventory. Also, as examples, the vast majority of our broadband modems use Broadcom chipsets and the vast majority of our dial-up modems use Conexant chipsets.  The loss of the services of any of our significant suppliers or a material change in their business or their relationship with us could harm our business and operating results. In the past we have experienced long lead-times and significant delays in receiving shipments of modem chipsets from our sole source suppliers. We may experience similar delays in the future. In addition, some products may have other components that are available from only one source. If we are unable to obtain a sufficient supply of components from our current sources, we would experience difficulties in obtaining alternative sources or in altering product designs to use alternative components. Resulting delays or reductions in product shipments could damage relationships with our customers, and our customers could decide to purchase products from our competitors. Inability to meet our customers’ demand or a decision by one or more of our customers to purchase products from our competitors could harm our operating results.

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

Currently our business is significantly dependent on our operations outside the US, particularly the production of substantially all of our products. For the fiscal year ending December 31, 2017 sales outside North America were only 1.4% of our net sales.  However, almost all of our manufacturing operations are now located outside of the US.  The inherent risks of international operations could harm our business, results of operation, and liquidity. For instance, our operations in Mexico are subject to the challenges and risks associated with international operations, including those related to integration of operations across different cultures and languages, and economic, legal, political and regulatory risks. In addition, fluctuations in the currency exchange rates have had, and may continue to have, an adverse effect on our operating results. The types of risks faced in connection with international operations include, among others: regulatory and communications requirements and policy changes; currency exchange rate fluctuation, including changes in value of the Mexican peso relative to the US dollar; cultural differences; reduced control over staff and other difficulties in staffing and managing foreign operations; reduced protection for intellectual property rights in some countries; political and economic changes and disruptions; governmental currency controls; shipping costs; strikes and work slowdowns at ports or other locations in the supply path; and import, export, and tariff regulations.  Almost all of our products are built in mainland China or Taiwan, so these products are subject to numerous risks including currency risk and economic, legal, political and regulatory risks.  Additionally, President Donald Trump has expressed antipathy towards certain existing international trade agreements, including the North American Free Trade Agreement (NAFTA), and has made comments suggesting that he supports significantly increasing tariffs on goods imported into the United States from countries such as Mexico and China. As of the date of this Form 10-K, it remains unclear what actions, if any, will occur with respect to NAFTA, other international trade agreements, and tariffs on goods imported into the United States. If the United States were to withdraw from or materially modify NAFTA or other international trade agreements to which it is a party, or if tariffs were raised on the China-sourced products that we buy, our costs for such products could increase significantly, which in turn could have a material adverse effect on our business, financial condition and results of operations.

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

Cable modems and other broadband modems represented 97% of Zoom’s net sales during 2017. These products have experienced long lead-times due to certain component production lead-times of up to 20 weeks and due to manufacturer-related delays, and these long lead times may significantly reduce our potential sales.

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

The jurisdiction of the Federal Communications Commission (“FCC”), extends to the entire US communications industry including our customers and their products and services that incorporate our products. Our products are also required to meet the regulatory requirements of other countries throughout the world where our products and services are sold. Obtaining government certifications is time-consuming and costly. In the past, we have encountered delays in the introduction of our products, such as our cable modems, as a result of government certifications. We may face further delays if we are unable to comply with governmental regulations. Delays caused by the time it takes to comply with regulatory requirements may result in cancellations or postponements of product orders or purchases by our customers, which would harm our business.

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

We Could Be Subject to Additional Sales Tax or Other Tax Liabilities.

States have varying policies regarding when a company has a taxable presence in the state. There are many factors to consider when determining if state nexus exists, including inventory consignment to ordering and fulfillment entities such as Amazon. This affects us, especially because we cannot control the warehouses where Amazon chooses to store our inventory. We have disclosed the estimated sales tax liability resulting from determined nexus in various states, and we plan to ask Amazon to collect sales tax for us in appropriate states moving forward. However, it is possible that we will be negatively impacted by a change in Amazon policy, state laws, court decisions, or Federal law. In the U.S., although Supreme Court decisions restrict states’ rights to require remote sellers to collect state and local sales taxes, the Supreme Court has recently agreed to hear a case that could overturn prior precedent.

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

Our directors, executive officers and stockholders with over 5% of our stock together owned approximately 46% percent of our outstanding Common Stock as of March 14, 2018.  Accordingly, these stockholders could have a significant influence over the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of our other stockholders. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

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

At December 31, 2017 we had approximately $54.6 million in federal NOLs. These deferred tax assets are currently fully reserved.  Under Internal Revenue Code Section 382 rules, if a change of ownership is triggered, our ability to use our NOLs can be negatively affected if there is an “ownership change” as defined under Internal Revenue Code Section 382. In general, an ownership change occurs whenever there is a shift in ownership by more than 50 percentage points by one or more 5% stockholders over a specified time period (generally three years). Given Internal Revenue Code Section 382’s broad definition, an ownership change could be the unintended consequence of otherwise normal market trading in the Company’s stock that is outside of the Company’s control. Similar plans have been adopted by a number of companies holding similar significant tax assets over the past several years.

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

Fiscal Year Ended December 31, 2017	High	Low
First Quarter	$2.42	$1.46
Second Quarter	$2.48	$1.71
Third Quarter	$2.40	$1.71
Fourth Quarter	$2.22	$1.91

Fiscal Year Ended December 31, 2016	High	Low
First Quarter	$2.30	$1.22
Second Quarter	$2.93	$1.53
Third Quarter	$3.20	$1.84
Fourth Quarter	$3.15	$1.97

As of March 19, 2018, there were 15,874,040 shares of our common stock outstanding and 138 holders of record of our common stock.

Recent Sales of Unregistered Securities

None.

Dividend Policy

We have never declared or paid cash dividends on our capital stock and do not plan to pay any cash dividends in the foreseeable future. Our current policy is to retain all of our earnings to finance future growth.

Repurchases by the Company

During 2017 we did not repurchase any shares of our common stock on our own behalf or for any affiliated purchaser.

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

Overview

We derive our net sales primarily from sales of Internet access and other communications-related products, including cable modems and gateways, wireless routers, DSL modems and dial-up modems to retailers, distributors, Internet Service Providers and Original Equipment Manufacturers. We sell our products through a direct sales force and through independent sales agents. Our employees are located at our headquarters in Boston, Massachusetts.  We are experienced in electronics hardware, firmware, and software design and testing, regulatory certifications, product documentation, and packaging; and we use that experience in developing each product in-house or in partnership with suppliers who are typically based in Asia. Electronic assembly and testing of the Company’s products in accordance with our specifications is typically done in Asia.

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

As of February 28, 2018, Zoom had thirty-three full-time and part-time employees. Eleven employees were engaged in research and development and quality control. Four employees were involved in operations, which manages production, inventory, purchasing, warehousing, freight, invoicing, shipping, collections, and returns. Eleven employees were engaged in sales, marketing, and customer support. The remaining seven employees performed executive, accounting, administrative, and management information systems functions. Zoom currently has twenty-nine full-time employees and four employees working less than 5 days per week, typically 4 days per week. Our dedicated personnel in Tijuana, Mexico are employees of our Mexican service provider and not included in our headcount. On February 28, 2018, Zoom had two consultants in sales and one consultant in information systems, none of whom are included in our headcount.

 Although the Company has experienced losses in the past, we continue to experience significant sales growth and increased gross margin. We reported net profit of $377 thousand in Q3 2017 and net loss of $387 thousand in Q4 2017. This is Zoom’s second consecutive year with sales growth of 65%. The Company expects year-over-year growth to continue for an unpredictable number of quarters due to a number of factors including the strength of the Motorola brand, new product introductions, increased shelf space, growing online retailer sales, and international expansion. Because of projected sales increases, the associated reduction in net loss, and its Financing Agreement, the Company expects to maintain acceptable levels of liquidity to meet its obligations as they become due for at least twelve months from the date of issuance of our annual filing with the Securities Exchange Commission. The Financing Agreement has a maturity date of November 2018, and automatically renews unless cancelled under terms of agreement.

Zoom’s cash balance on December 31, 2017 was $229 thousand, and its net loss for the fiscal year ended December 31, 2017 was approximately $1.4 million. On December 31, 2017, Zoom had $90 thousand in bank debt outstanding on a $3.0 million line of credit, working capital of $2.6 million, and a current ratio of 1.5. We may need to raise additional funds in future periods to fund our operations. We may seek to raise necessary funds through a combination of publicly or private equity offerings, debt financings, other financing mechanisms, or strategic arrangements. We may not be able to obtain additional financing on terms favorable to us, if at all.

Recent Accounting Standards

Refer to Note 2 of the Notes to the Consolidated Financial Statements

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

We have completed our evaluation of our transition to the new revenue recognition guidance and have concluded there will not be a material impact to previously reported revenue as a result.

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

In December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) that significantly revised the U.S. tax code effective January 1, 2018 by, among other things, lowering the corporate income tax rate from a top marginal rate of 35% to a flat 21%. We have recorded a tax provision of $7,160,556 due to a re-measurement of deferred tax assets and liabilities for tax rate changes due to the Tax Act, which was fully offset by a valuation allowance.

As of December 31, 2017 the Company had federal net operating loss carry forwards of approximately $54,595,000 which are available to offset future taxable income. They are due to expire in varying amounts from 2018 to 2037. As of December 31, 2017, the Company had state net operating loss carry forwards of approximately $8,879,000 which are available to offset future taxable income. They are due to expire in varying amounts from 2031 through 2037. A valuation allowance has been established for the full amount of deferred income tax assets as management has concluded that it is more-likely than-not that the benefits from such assets will not be realized.

Results of Operations

Zoom’s net sales of $29.4 million for the fiscal year ended December 31, 2017 (“FY 2017”) were up 65.0% from $17.8 million for the fiscal year ended December 31, 2016 (“FY 2016”). Zoom reported a net loss of $1.4 million or $0.09 per share for FY 2017 compared to a net loss of $2.9 million or $0.21 per share for FY 2016. Gross profit was $10.2 million for FY 2017, up $4.9 million from $5.4 million for FY 2016. Gross margin improved to 34.8% in FY 2017 from 30.1% in FY 2016.

The following table sets forth certain financial data as a percentage of net sales for the periods indicated.

	Years Ended December 31,
	2016	2017
Net sales	100.0%	100.0%
Cost of goods sold	69.9	65.2
Gross profit	30.1	34.8
Operating expense:
Selling	29.1	24.6
General and administration	8.6	4.9
Research and development	8.5	6.6
Sales tax expense	––	2.8
Total operating expenses	46.3	38.9
Operating profit (loss)	(16.2)	(4.1)
Other income (expense):
Other, net	(0.2)	(0.5)
Total other income (expense)	(0.2)	(0.5)
Income (loss) before income taxes	(16.4)	(4.6)
Income taxes (benefit)	0.0	0.0

Net income (loss)	(16.4)%	(4.6)%

 Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

The following is a discussion of the major categories of our consolidated statement of operations, comparing the consolidated financial results for the year ended December 31, 2017 with the year ended December 31, 2016.

Net Sales. Our total net sales increased year-over-year by $11.6 million or 65.0%. The growth in sales is directly attributable to Motorola branded cable modems. In both 2017 and 2016 we primarily generated our sales by selling broadband and dial-up modems via retailers, distributors, and Internet Service Providers. Zoom sales of Dial-up modems decreased $114 thousand or 18.3%. Our Broadband modems, Wireless and Other Products sales increased year-over-year by $11.7 million or 68.0%. The increase in sales was primarily attributable to Motorola branded broadband products, and reflects continued shift away from dial-up modems to cable modems and other broadband technologies.

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

	Year 2016 Sales $000	Year 2017 Sales $000	Change $000	Change %
Dial-up	$620	$507	$(113)	(18.3)%
Broadband, Wireless and Other Products	17,214	28,911	11,697	68.0%
Total Net Sales	$17,834	$29,418	$11,584	65.0%

 As shown in the table below our net sales in North America increased $11.4 million to $29.0 million in 2017 from $17.6 million in 2016. Generally Zoom’s lower sales outside North America reflect the fact that cable modems are sold successfully through retailers in the US but not in most countries outside the US, due primarily to variations in government regulations.

	Year 2016 Sales $000	Year 2017 Sales $000	Change $000	Change %
North America	$17,632	$29,007	$11,374	64.5%
Outside North America	202	411	210	103.9%
Total Net Sales	$17,834	$29,418	$11,584	65.0%

Few customers account for a substantial portion of the Company’s revenues.  In 2017, two customers accounted for 10% or greater individually and 40% in the aggregate of the Company’s total net sales. At December 31, 2017, two customers with an accounts receivable balance of 10% or greater individually accounted for a combined 71% of the Company’s accounts receivable. In 2016, two customers accounted for 10% or greater individually and 53% in the aggregate of the Company’s total net sales. At December 31, 2016 three customers with an accounts receivable balance of 10% or greater individually accounted for a combined 86% of the Company’s accounts receivable. Additionally, revenues from sales fulfilled by Amazon accounted for 51% and 29% of our total sales for the years ended December 31, 2017 and 2016, respectively, and represented 13% and 5% of the Company’s total accounts receivable balance at December 31, 2017 and 2016, respectively.

Because of our customer concentration, our net sales and operating income could fluctuate significantly due to changes in political or economic conditions or the loss, reduction of business, or less favorable terms for any of our significant customers.

Gross Profit. Gross profit was $10.2 million for FY 2017, up $4.9 million from $5.4 million for FY 2016 due primarily to continued growth in sales, especially for Motorola brand cable modems and gateways. Gross margin improved to 34.8% in FY 2017 from 30.1% in FY 2016 due to both product mix and to increases in production volumes and manufacturing utilization.

Operating Expense. Total operating expense increased by $3.2 million from $8.3 million in 2016 to $11.5 million in 2017. Total operating expense as a percentage of net sales decreased from 46.3% in 2016 to 38.9% in 2017.  The table below illustrates the change in operating expense.

Operating Expense	Year 2016 Sales $000	% Net Sales	Year 2017 Sales $000	% Net Sales	Change $000	% Change
Selling expense	$5,188	29.1%	$7,245	24.6%	$2,057	39.6%
General and administrative expense	1,541	8.6%	1,433	4.9%	(108)	(7.0)%
Research and development expense	1,523	8.5%	1,945	6.6%	422	27.7%
Sales tax expense	––	––	831	2.8%	831	*
Total operating expense	$8,252	46.3%	$11,454	38.9%	$3,202	38.8%

Selling Expense. Selling expense increased to $7.2 million in 2017 from $5.2 million in 2016. Selling expense as a percentage of net sales was 24.6% in 2017 and 29.1% in 2016. The $2.1 million increase in selling expense was due primarily to increased advertising expenses and Motorola trademark costs.

General and Administrative Expense. General and administrative expense decreased to $1.4 million in 2017 from $1.5 million in 2016. General and administrative expense as a percentage of net sales was 4.9% in 2017 and 8.6% in 2016. The $108 thousand decrease in general and administration expense was primarily due to decreased professional expenses.

Research and Development Expense.  Research and development expense increased to $1.9 million in 2017 from $1.5 million in 2016.  Research and development expense as a percentage of net sales decreased to 6.6% in 2017 from 8.5% in 2016. The $422 thousand increase in research and development expense was primarily due to new product certification costs.

Sales Tax Expense.  An expense was reported for Q4 2017 of $831 thousand due primarily to estimated sales taxes incurred due to inventory stored in Amazon warehouses in a number of states creating nexus for the Company. The sales tax charge recorded in Q4 2017 represents 2.8% of net sales.

Other Income (Expense).  Other income (expense), net was $(140) thousand in 2017, primarily due to loan related interest expense and fees. Other income (expense), net was $(42) thousand in 2016. Loan interest and fees of approximately $84 thousand were reduced by one-time miscellaneous income of approximately $44 thousand received from class action settlement.

Income Tax Expense (Benefit). We recorded income tax from our operations in Mexico, which was negligible in both 2016 and 2017.

Liquidity and Capital Resources

Zoom’s cash balance on December 31, 2017 was $229 thousand compared to $180 thousand on December 31, 2016. Reductions in cash due were a FY 2017 loss of $1.4 million, the paydown in debt by $1.2 million, and increase in inventory of $0.3 million. Sources of cash were increased accounts payable and accrued liabilities of $2.8 million and decrease in accounts receivable of $0.3 million. On December 31, 2017, Zoom had $90 thousand in bank debt for a $3.0 million line of credit, working capital of $2.6 million, and a current ratio of 1.5. Loan availiablity is based on certain eligible receivables. Approximately $2.5 million was available to be borrowed as of December 31, 2017.

In May 2015 Zoom entered into a License Agreement with Motorola Mobility LLC (the “License Agreement”).  The License Agreement provides Zoom with an exclusive license to use certain trademarks owned by Motorola Trademark Holdings, LLC. for the manufacture, sale and marketing of consumer cable modem products in the United States and Canada through certain authorized sales channels for five years starting January 2016 (the “License Agreement”).

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

The Company is required to calculate its covenant compliance on a quarterly basis. As of December 31, 2017, the Company was in compliance with both its working capital and tangible net worth covenants. At December 31, 2017, the Company’s tangible net worth was approximately $2.8 million, while the Company’s working capital was approximately $2.6 million.

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

As of December 31, 2017 we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Judgments by management are also required in evaluating the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the US. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017.  In making this assessment, our management used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that as of December 31, 2017, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal year ended December 31, 2017 that have materially or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item appears under the caption "Our Executive Officers" in Part 1, Item 1 -- Business, and under the captions "Election of Directors", "Board of Directors”, "Code of Ethics" and " Section 16(a) Beneficial Ownership Compliance " in our definitive proxy statement for our 2018 annual meeting of stockholders which will be filed with the SEC within 120 days after the close of our fiscal year, and is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

Information required by this item appears under the captions "Executive Compensation," and "Directors' Compensation", in our definitive proxy statement for our 2018 annual meeting of stockholders that will be filed with the SEC within 120 days after the close of our fiscal year, and is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We maintain a number of equity compensation plans for employees, officers, directors and others whose efforts contribute to our success. The table below sets forth certain information as of our fiscal year ended December 31, 2017 regarding the shares of our common stock available for grant or granted under stock option plans that (i) were approved by our stockholders, and (ii) were not approved by our stockholders.

Equity Compensation Plan Information.

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options	Weighted-Average Exercise Price Of Outstanding Options	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	1,789,494	$0.61	4,410,506
Total:	1,789,494	$0.61	4,410,506

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

The additional information required by this Item 12 of Form 10-K is hereby incorporated by reference to the information in our Definitive Proxy Statement for our 2018 annual meeting of Stockholders to be filed with the SEC within 120 days after the close of our fiscal year and is incorporated herein by reference.

ITEM 13 – CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Any information required by this item may appear under the caption "Certain Relationships and Related Transactions" and “Board of Directors” in our Definitive Proxy Statement for our 2018 annual meeting of Stockholders to be filed with the SEC within 120 days after the close of our fiscal year and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Marcum LLP served as our independent registered public accounting firm for fiscal years 2017 and 2016.  The table below shows the aggregate fees that the Company paid or accrued for the audit and other services provided by Marcum LLP for the fiscal years ended December 31, 2017 and December 31, 2016:

FEE CATEGORY	2017	2016
Audit fees (1)	$159,757	$158,620
Audit-related fees (2)	––	42,230
Total fees	$159,757	$200,850
———————
(1)
Audit Fees. Consists of fees billed for professional services rendered for the audit of Zoom’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory filings and engagements.

(2)
Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Zoom’s consolidated financial statements and are not reported under "Audit Fees". For 2016, fees are related to a private placement.

All services rendered by Marcum LLP for fiscal years 2016 and 2017 were permissible under applicable laws and regulations, and were pre-approved by the Audit Committee.

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

10.18†
Amendment to License Agreement, dated August 16, 2016, between Zoom Telephonics, Inc. and Motorola Mobility LLC (incorporated by reference to Exhibit 10.4 to the Form 10-Q/A filed by the Company on December 6, 2016)*

10.19†
Amendment to License Agreement, dated August 21, 2017, between Zoom Telephonics, Inc. and Motorola Mobility LLC (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by the Company on November 9, 2017)*

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

ZOOM TELEPHONICS, INC. (Registrant)

Date: March 30, 2018	By:	/s/ Frank B. Manning
Frank B. Manning, President, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank B. Manning	Principal Executive Officer, Principal Financial and Accounting Officer,	March 30, 2018
Frank B. Manning	Acting Chief Financial Officer, and Chairman of the Board

/s/ Robert Crowley	Director	March 30, 2018
Robert Crowley

/s/ Joseph Donovan	Director	March 30, 2018
Joseph Donovan

/s/ Philip Frank	Director	March 30, 2018
Philip Frank

/s/ Peter R. Kramer	Director	March 30, 2018
Peter R. Kramer

/s/ Peter Sykes	Director	March 30, 2018
Peter Sykes

ZOOM TELEPHONICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Zoom Telephonics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zoom Telephonics, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2017 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2009; such date takes into account the acquisition of a portion of UHY LLP by Marcum LLP in April 2010.

New Haven, CT
March 30, 2018

ZOOM TELEPHONICS, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2017 and 2016

	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$229,218	$179,846
Accounts receivable, net of allowances of $582,126 and $507,296 at December 31, 2017 and 2016, respectively	2,229,512	2,498,259
Inventories, net	5,202,303	4,926,612
Prepaid expenses and other current assets	578,406	652,402
Total current assets	8,239,439	8,257,119

Equipment, net	161,574	175,743
Other assets	391,668	588,907

Total assets	$8,792,681	$9,021,769

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank credit line	$90,260	$1,306,620
Accounts payable	3,526,851	2,502,323
Accrued sales tax	831,000	––
Accrued other expenses	1,172,984	1,051,616
Total current liabilities	5,621,095	4,860,559

Commitments and contingencies (Note 6)

Stockholders' equity Common stock: Authorized: 25,000,000 shares at $0.01 par value
Issued and outstanding: 15,286,540 shares and 14,685,290 shares at December 31, 2017 and 2016, respectively	152,865	146,853
Additional paid-in capital	40,265,282	39,893,919
Accumulated deficit	(37,246,561)	(35,879,562)
Total stockholders' equity	3,171,586	4,161,210
Total liabilities and stockholders' equity	$8,792,681	$9,021,769

See accompanying notes.

ZOOM TELEPHONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2017 and 2016

	2017	2016
Net sales	$29,417,990	$17,834,237
Cost of goods sold	19,176,612	12,467,080
Gross profit	10,241,378	5,367,157

Operating expenses:
Selling	7,244,514	5,187,849
General and administrative	1,433,499	1,541,249
Research and development	1,944,690	1,522,510
Sales tax expense	831,000	––
Total operating expenses	11,453,703	8,251,608

Operating profit (loss)	(1,212,325)	(2,884,451)

Other :
Interest income	100	254
Interest expense	(98,757)	(54,452)
Other income (expense), net	(41,357)	12,579
Total other income (expense), net	(140,014)	(41,619)

Income (loss) before income taxes	(1,352,339)	(2,926,070)

Income taxes	14,660	7,070

Net income (loss)	$(1,366,999)	$(2,933,140)

Basic and diluted net income (loss) per share	$(0.09)	$(0.21)

Weighted average common and common equivalent shares:
Basic and Diluted	14,917,301	13,907,957

 See accompanying notes.

ZOOM TELEPHONICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2017 and 2016

	Common Stock
	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Total
Balance at January 1, 2016	13,477,803	$134,778	$37,965,230	$(32,946,422)	$5,153,586

Net income (loss)	––	––	––	(2,933,140)	(2,933,140)
Private placement offering (net of issuance costs of $38,583)	619,231	6,192	1,484,726	––	1,490,918
Stock option exercise	588,256	5,883	266,005	––	271,888
Stock based compensation	––	––	177,958	––	177,958
Balance at December 31, 2016	14,685,290	$146,853	$39,893,919	$(35,879,562)	$4,161,210

Net income (loss)	––	––	––	(1,366,999)	(1,366,999)
Stock option exercise	601,250	6,012	175,050		181,062
Stock based compensation	––	––	196,313	––	196,313
Balance at December 31, 2017	15,286,540	$152,865	$40,265,282	$(37,246,561)	$3,171,586

See accompanying notes.

ZOOM TELEPHONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2017 and 2016

	2017	2016
Operating activities:
Net income (loss)	$(1,366,999)	$(2,933,140)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock based compensation	196,313	177,958
Depreciation and amortization	500,078	544,694
Provision (recovery) for accounts receivable allowances	(677)	7,887
Provision for inventory reserves	200,357	32,051
Changes in operating assets and liabilities:
Accounts receivable	269,424	(1,427,001)
Inventories	(476,048)	(2,174,053)
Prepaid expense and other current assets	35,116	(271,197)
Accounts payable and accrued expenses	1,976,896	1,837,680
Net cash provided by (used in) operating activities	1,334,460	(4,205,121)

Investing activities:
Purchases of plant and equipment	(99,790)	(58,163)
Cost of other assets	(150,000)	(473,000)
Net cash provided by (used in) investing activities	(249,790)	(531,163)

Financing activities:
Proceeds from stock option exercise	181,062	271,888
Proceeds from private placement offering	––	1,529,501
Issuance costs of private placement offering	––	(38,583)
Net (payments to) proceeds from bank credit lines	(1,216,360)	1,306,620
Net cash provided by (used in) financing activities	(1,035,298)	3,069,426

Net change in cash	49,372	(1,666,858)

Cash and cash equivalents at beginning of year	179,846	1,846,704

Cash and cash equivalents at end of year	$229,218	$179,846

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$98,757	$54,452
Income taxes	$14,660	$7,070

See accompanying notes.

 ZOOM TELEPHONICS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

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

(c)   Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or net realizable value. Consigned inventory is held at third-party locations. The Company retains title to the inventory until purchased by the third-party. Consigned inventory, consisting of finished goods, was approximately $958,500 and $442,300 at December 31, 2017 and 2016, respectively.

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

(f)  Other Assets

Other assets are stated at cost, less accumulated amortization. Certain certification costs incurred that are necessary to market and sell products are capitalized and reported as “other assets” in the accompanying consolidated balance sheets when the costs are measurable, significant, and relating to products that are projected to generate revenue beyond twelve months. These costs are amortized over an eighteen-month period, beginning when the related products are available to be sold. Total certification costs capitalized during the year ended December 31, 2017 were $150,000, with related amortization expense of $386,119 in 2017. Total certification costs capitalized during the year ended December 31, 2016 were $473,000, with related amortization expense of $457,142 in 2016.

 (g)   Income Taxes

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

(h)   Sales Tax

The Company recorded a sales tax accrual in 2017 after the Company became aware that a state sales tax liability was both probable and estimable as of December 31, 2017. The state sales tax liability stems from the Company’s ‘Fulfilled By Amazon’ sales agreement which allows Amazon to warehouse the Company’s inventory throughout a number of states. As a result, the Company recorded an expense of $831 thousand in Q4 2017.

(i)   Earnings (Loss) Per Common Share

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

Diluted earnings (loss) per common share for the years ended December 31, 2017 and 2016 exclude the effects of 1,268,295 and 1,821,784 common share equivalents, respectively, since such inclusion would be anti-dilutive. The common share equivlents consist of common shares issuable upon exercise of outstanding stock options.

(j)   Revenue Recognition

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

The estimates for product returns are based on recent historical trends plus estimates for returns prompted by announced stock rotations, announced customer store closings, etc. Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of the Company's products when evaluating the adequacy of sales return allowances. Product return reserves were approximately $439.2 thousand and $343.3 thousand at December 31, 2017 and 2016, respectively. The Company's estimates for price protection refunds require a detailed understanding and tracking by customer, by sales program. Estimated price protection refunds are recorded in the same period as the announcement of a pricing change. Information from customer inventory-on-hand reports or from direct communications with the customers is used to estimate the refund, which is recorded as a reserve against accounts receivable and a reduction of current period revenue. Price protection reserves were negligible at both December 31, 2017 and at December 31, 2016. The Company's estimates for consumer mail-in rebates are comprised of actual rebate claims processed by the rebate redemption centers plus an accrual for an estimated lag in processing. The Company's estimates for store rebates are comprised of actual credit requests from the eligible customers. Rebate reserves were negligible at December 31, 2017 and approximately $38.4 thousand at December 31, 2016. Additionally, sales and marketing incentive reserves were approximately $127.8 thousand and $109.7 thousand at December 31, 2017 and 2016, respectively. The Company’s allowances for doubtful accounts were approximately $15.1 thousand and $16.0 thousand at December 31, 2017 and 2016, respectively. These allowances are included in allowances for accounts receivable on the accompanying consolidated balance sheets.

(k)   Fair Value of Financial Instruments

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

(l)    Stock-Based Compensation

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

(m)   Advertising Costs

Advertising costs are expensed as incurred and reported in selling expense in the accompanying consolidated statements of operations, and include costs of advertising, production, trade shows, and other activities designed to enhance demand for the Company's products. The Company reported advertising costs of approximately $2.23 million in 2017 and $1.34 million in 2016.

(n)   Foreign Currencies

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

(o)  Warranty Costs

The Company provides for the estimated costs that may be incurred under its standard warranty obligations, based on actual historical repair costs. The reserve for the provision for warranty costs was $27,789 and $23,310 at December 31, 2017 and 2016, respectively.

(p)  Shipping and Freight Costs

The Company records the expense associated with customer-delivery shipping and freight costs in selling expense. The Company reported shipping and freight costs of $563.1 thousand in 2017 and $396.3 thousand in 2016.

 (q)  Recently Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842).” ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the balance sheets, a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term (the lease asset). For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The Company is currently evaluating the potential impact that the adoption of ASU 2016-02 may have on its consolidated financial statements.

In May 2014 the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which defers by one year the effective date of ASU 2014-09. Accordingly, this guidance is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted for interim and annual periods beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which finalizes its amendments to the guidance in the new revenue standard on assessing whether an entity is a principal or an agent in a revenue transaction. This conclusion impacts whether an entity reports revenue on a gross or net basis. In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing,” which finalizes its amendments to the guidance in the new revenue standard regarding the identification of performance obligations and accounting for the license of intellectual property. In May 2016, the FASB issued ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients,” which finalizes its amendments to the guidance in the new revenue standard on collectability, noncash consideration, presentation of sales tax, and transition. In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” which continues the FASB's ongoing project to issue technical corrections and improvements to clarify the codification or correct unintended applications of guidance. The amendments are intended to make the guidance more operable and lead to more consistent application. The amendments have the same effective date and transition requirements as the new revenue recognition standard. In September 2017, the FASB Issued ASU 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842),” which provides additional implementation guidance on the previously issued ASU 2014-09. Overall, ASU No. 2014-09, as amended, provides for either full retrospective adoption or a modified retrospective adoption by which it is applied only to the most current period presented.

The Company will use the modified retrospective method to adopt the provisions of this standard effective January 1, 2018, which requires us to apply the new revenue standard to (i) all new revenue contracts entered into after January 1, 2018 and (ii) all existing revenue contracts as of January 1, 2018 through a cumulative adjustment to retained earnings. In accordance with this approach, our consolidated revenues for the periods prior to January 1, 2018 will not be revised. The Company does not expect to record a significant cumulative effect adjustment to its beginning retained earnings as a result of adoption of Topic 606.

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

(3)           LIQUIDITY

Zoom’s cash balance on December 31, 2017 was $229 thousand compared to $180 thousand on December 31, 2016. Reductions in cash due were the FY 2017 loss of $1.4 million, paydown in debt by $1.2 million, and increase in inventory of $0.3 million. Sources of cash were increased accounts payable and accrued liabilities of $2.8 million and decrease in accounts receivable of $0.3 million. On December 31, 2017, Zoom had $90 thousand in bank debt outstanding on a $3.0 million line of credit, working capital of $2.6 million, and a current ratio of 1.7. Loan availiablity is based on eligible receivables and approximately $2.5 million was available to be borrowed as of December 31, 2017.

Although the Company has experienced losses in the past, we continue to experience significant sales growth and increased gross margin. We reported net profit of $377 thousand in Q3, 2017 and net loss of $387 in Q4, 2017. This is Zoom’s second consecutive year with sales growth of 65%. The Company expects year-over-year growth to continue due to a number of factors including the strength of the Motorola brand, new product introductions, increased shelf space, growing online retailer sales, and international expansion. Because of projected sales increases, the associated reduction in net loss, and its Financing Agreement, the Company expects to maintain acceptable levels of liquidity to meet its obligations as they become due for at least twelve months from the date of issuance of our annual filing with the Securities Exchange Commission. The Financing Agreement has a maturity date of November 2018, and automatically renews unless cancelled under terms of agreement.

(4)           INVENTORIES

Inventories, net of reserves, consist of the following at December 31:

	2017	2016
Materials	$1,524,728	$888,830
Work in process	1,149	27,708
Finished goods	3,676,426	4,010,074
Total	$5,202,303	$4,926,612

Finished goods includes consigned inventory held by our customers of $958,500 and $442,300 at December 31, 2017 and 2016, respectively. The Company reviews inventory for obsolete and slow moving products each quarter and makes provisions based on its estimate of the probability that the material will not be consumed or that it will be sold below cost. The provision for inventory reserves was $200,357 and $32,051 for the years ended December 31, 2017 and 2016, respectively.

 (5)           EQUIPMENT

Equipment consists of the following at December 31:

	2017	2016	Estimated Useful lives in years
Computer hardware and software	$233,705	$222,660	3
Machinery and equipment	280,061	274,833	5
Molds, tools and dies	362,791	279,274	5
Office furniture and fixtures	40,001	40,001	5
	916,558	816,768
Accumulated depreciation	(754,984)	(641,025)
Equipment, net	$161,574	$175,743

Depreciation expense for the year ended	$113,959	$87,551

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

Rent expense for all of the Company's leases was $512.4 thousand in 2017 and $500.0 thousand in 2016.

As of December 31, 2017, the Company's estimated future minimum committed rental payments, excluding executory costs, under the operating leases described above to their expiration or the earliest possible termination date, whichever is sooner, are $526.3 thousand for 2018, and $218.1 thousand for 2019. There are no future minimum committed rental payments that extend beyond 2019.

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

In connection with the License Agreement, the Company has committed to reserve a certain percentage of wholesale prices for use in advertising, merchandising and promotion of the related products. Additionally, the Company is required to make quarterly royalty payments equal to a certain percentage of the preceding quarter’s net sales with minimum annual royalty payments as follows:

Year ending December 31,

2018	$3,500,000
2019:	$4,500,000
2020:	$5,100,000

Royalty expense under the License Agreement amounted to $3,000,000 for 2017 and $2,000,000 for 2016, and is included in selling expense on the accompanying consolidated statements of operations.

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

	Number of shares	Weighted average exercise price
Balance as of January 1, 2016	2,536,500	$0.38
Granted	120,000	1.91
Exercised	(573,256)	0.46
Expired	(162,500)	1.89
Balance as of December 31, 2016	1,920,744	0.32
Granted	110,000	1.98
Exercised	(571,250)	0.30
Expired	---	---
Balance as of December 31, 2017	1, 459,494	$0.45

The weighted average grant date fair value of options granted was $1.16 in 2017. The weighted average grant date fair value of options granted was $1.10 in 2016. The aggregate intrinsic value of options outstanding was approximately $2.6 million at December 31, 2017 and approximately $3.9 million at December 31, 2016. The aggregate intrinsic value of exercisable options was approximately $2.5 million at December 31, 2017 and $3.3 million at December 31, 2016. As of December 31, 2017 there remained 2,639,500 shares available to be issued under the Option Plan.

The following table summarizes information about fixed stock options under the 2009 Stock Option Plan outstanding on December 31, 2017.

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.18 to 0.25	1,255,500	1.24	$0.25	1,255,500	$0.25
$0.90 to 1.69	73,994	2.68	$1.14	63,994	$1.05
$1.94 to 2.39	130,000	4.32	$2.04	28,750	$2.17
$0.18 to 2.39	1,459,494	1.59	$0.45	1,348,244	$0.33

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

	Number of shares	Weighted average exercise price
Balance as of January 1, 2016	225,000	$0.51
Granted	60,000	2.45
Exercised	(15,000)	0.36
Expired	---	---
Balance as of December 31, 2016	270,000	0. 95
Granted	90,000	2.07
Exercised	(30,000)	0.26
Balance as of December 31, 2017	330,000	$1.32

The weighted average grant date fair value of options granted was $1.12 in 2017 and $1.39 in 2016. The aggregate intrinsic value of options outstanding was approximately $0.3 million at December 31, 2017 and $0.4 million at December 31, 2016. The aggregate intrinsic value of exercisable options was approximately $0.3 million at December 31, 2017 and $0.4 million at December 31, 2016. As of December 31, 2017 there remained 295,000 shares available to be issued under the Directors Plan.

The following table summarizes information about fixed stock options under the Directors Plan on December 31, 2017.

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.12-0.20	97,500	1.1	$0.16	97,500	$0.16
$0.84-1.20	82,500	2.8	$1.05	82,500	$1.05
$2.00-2.85	150,000	3.9	$2.22	150,000	$2.22
$0.12-2.85	330,000	2.80	$1.32	330,000	$1.32

The Black-Scholes range of assumptions for the Option Plan and the Directors Plan are shown below:

	2017	2016
Assumptions:

Expected life	2.75 (yrs) - 3.5 (yrs)	2.75 (yrs) - 3.5 (yrs)

Expected volatility	74.67% - 95.30%	85.75% - 91.54%

Risk-free interest rate	1.44% - 1.92%	0.68% - 1.19%

Expected dividend yield	0.00%	0.00%

The unrecognized stock based compensation expense related to non-vested stock awards was approximately $56 thousand as of December 31, 2017.  This amount will be recognized through the fourth quarter of 2019.

(8)         INCOME TAXES

Income tax expense consists of:

	Current	Deferred	Total
Year Ended December 31, 2016:
U.S. federal	$––	$––	$––
State and local	––	––	––
Foreign	7,070	––	7,070
	$7,070	$––	$7,070
Year Ended December 31, 2017:
U.S. federal	$––	$––	$––
State and local	––	––	––
Foreign	14,660	––	14,660
	$14,660	$––	$14,660

A reconciliation of the expected income tax expense or benefit to actual follows:

	2016	2017
Computed "expected" US tax (benefit) at Federal statutory rate	$(997,268)	$(287,070)
Change resulting from:
State and local income taxes, net of federal income tax benefit	(185,083)	(101,924)
Valuation allowance	1,219,633	(6,663,556)
Non––deductible items	(162,068)	(94,344)
Expired Federal capital loss	127,855	––
Federal rate change	––	7,160,556
State net operating loss true up and rate change	4,001	998
Income tax expense	$7,070	$14,660

Temporary differences at December 31 follow:

	2016	2017
Deferred income tax assets:
Inventories	$116,776	$135,077
Accounts receivable	141,587	128,817
Accrued expenses	83,227	272,008
Net operating loss and tax credit carry forwards	19,562,969	12,714,278
Plant and equipment	535	8,389
Stock compensation	128,524	111,493
Other – investment impairments	––	––
Total deferred income tax assets	20,033,618	13,370,062
Valuation allowance	(20,033,618)	(13,370,062)
Net deferred tax assets	$––	$––

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) that significantly revised the U.S. tax code effective January 1, 2018 by, among other things, lowering the corporate income tax rate from a top marginal rate of 35% to a flat 21%. We have recorded a tax provision of $7,160,556 due to a re-measurement of deferred tax assets and liabilities for tax rate changes due to the Tax Act, which was fully offset by a valuation allowance. Other than the reduction in statutory rate, the Company does not anticipate the regulations will have a material impact on income taxes in future years.

As of December 31, 2017 the Company had federal net operating loss carry forwards of approximately $54,595,000 which are available to offset future taxable income. They are due to expire in varying amounts from 2018 to 2037. As of December 31, 2017, the Company had state net operating loss carry forwards of approximately $8,879,000 which are available to offset future taxable income. They are due to expire in varying amounts from 2031 through 2037. A valuation allowance has been established for the full amount of deferred income tax assets as management has concluded that it is more-likely than-not that the benefits from such assets will not be realized.

The Company reviews annually the guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a "more-likely-than-not" recognition threshold. At December 31, 2017 and 2016, the Company did not have any uncertain tax positions. No interest and penalties related to uncertain tax positions were accrued at December 31, 2017 and 2016.

The Company files income tax returns in the United States and Mexico. Tax years subsequent to 2012 remain subject to examination for both US federal and state tax reporting purposes. Tax years subsequent to 2010 remain subject to examination for Mexico tax reporting purposes. The foreign income tax reported represents tax on operations for the Company that is located in a special economic zone in Mexico. Other than the Mexico facility, the Company has no operations in a foreign location.

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

Few customers account for a substantial portion of the Company’s revenues.  In 2017, two customers accounted for 10% or greater individually and 40% in the aggregate of the Company’s total net sales. At December 31, 2017, two customers with an accounts receivable balance of 10% or greater individually accounted for a combined 71% of the Company’s accounts receivable. In 2016, two customers accounted for 10% or greater individually and 53% in the aggregate of the Company’s total net sales. At December 31, 2016 three customers with an accounts receivable balance of 10% or greater individually accounted for a combined 86% of the Company’s accounts receivable. Additionally, revenues from sales fulfilled by Amazon accounted for 51% and 29% of our total sales for the years ended December 31, 2017 and 2016, respectively, and represented 13% and 5% of the Company’s total accounts receivable balance at December 31, 2017 and 2016, respectively.

(10)        SEGMENT AND GEOGRAPHIC INFORMATION

The Company's operations are classified as one reportable segment. Substantially all of the Company's operations and long-lived assets reside primarily in the North America. Net sales information follows:

	2016	Percent	2017	Percent
North America	$17,632,535	99%	$29,006,661	99%
Outside North America	201,702	1%	411,329	1%
Total	$17,834,237	100%	$29,417,990	100%

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

The Company depends on many third-party suppliers for key components contained in its product offerings. For some of these components, the Company may only use a single source supplier, in part due to the lack of alternative sources of supply. In 2017, the Company had one supplier that provided 97% of the Company's purchased inventory. In 2016, the Company had one supplier that provided 92% of the Company's purchased inventory.

(12)         RETIREMENT PLAN

The Company has a 401(k) retirement savings plan for employees. Under the plan, the Company matches 25% of an employee's contribution, up to a maximum of $350 per employee per year. Company matching contributions charged to expense in 2016 and 2017 were $6,705 and $6,352, respectively.

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

The Company is required to calculate its covenant compliance on a quarterly basis as of December 31, 2017, the Company was in compliance with both its working capital and tangible net worth covenants. At December 31, 2017, the Company’s tangible net worth was approximately $2.8 million, while the Company’s working capital was approximately $2.6 million. Loan availiablity is based on certain eligible receivables. Approximately $2.5 million was available to be borrowed as of December 31, 2017.

(14)         STOCKHOLDERS EQUITY

The Company raised approximately $1.5 million from a private placement in October 2016 and incurred issuance costs of approximately $39 thousand resulting in net proceeds of approximately $1.5 million.

(15)         SUBSEQUENT EVENTS

Management of the Company has reviewed subsequent events from December 31, 2017 through the date of filing and has concluded that there were no subsequent events requiring adjustment to or disclosure in these consolidated financial statements.