Form 10-Q
period 2018-03-31
Zoom Telephonics, Inc.
filed 2018-05-15
CIK 1467761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q
______________

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of May 9, 2018, was 15,884,040 shares.

ZOOM TELEPHONICS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS

ZOOM TELEPHONICS, INC.
Condensed Consolidated Balance Sheets

ASSETS	March 31, 2018 (Unaudited)	December 31, 2017
Current assets
Cash and cash equivalents	$423,186	$229,218
Accounts receivable, net	2,836,118	2,229,512
Inventories, net	5,379,931	5,202,303
Prepaid expenses and other current assets	1,065,473	578,406
Total current assets	9,704,708	8,239,439

Other assets	361,997	391,668
Equipment, net	152,160	161,574
Total assets	$10,218,865	$8,792,681

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank debt	$50,553	$90,260
Accounts payable	3,758,726	3,526,851
Accrued sales tax	950,000	831,000
Accrued other expenses	1,742,861	1,172,984
Total liabilities	6,502,140	5,621,095

Commitments and contingencies (Note 4)

Stockholders' equity
Common stock: Authorized: 25,000,000 shares at $0.01 par value
Issued and outstanding: 15,877,790 shares at March 31, 2018 and 15,286,540 shares at December 31, 2017	158,778	152,865
Additional paid-in capital	40,445,630	40,265,282
Accumulated deficit	(36,887,683)	(37,246,561)
Total stockholders' equity	3,716,725	3,171,586
Total liabilities and stockholders' equity	$10,218,865	$8,792,681

See accompanying notes to condensed consolidated financial statements.

ZOOM TELEPHONICS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net sales	$8,336,867	$5,145,889
Cost of goods sold	5,055,477	3,411,618
Gross profit	3,281,390	1,734,271

Operating expenses:
Selling	2,054,557	1,846,533
General and administrative	448,078	431,392
Research and development	410,258	507,970
	2,912,893	2,785,895
Operating profit (loss)	368,497	(1,051,624)

Other income (expense) :
Interest income	104	22
Interest expense	(6,168)	(25,797)
Other, net	43	(11,103)
Total other income (expense)	(6,021)	(36,878)

Income (loss) before income taxes	362,476	(1,088,502)

Income taxes (benefit)	3,598	––

Net income (loss)	$358,878	$(1,088,502)

Net income (loss) per share:
Basic	$0.02	$(0.07)
Diluted	$0.02	$(0.07)

Basic weighted average common and common equivalent shares	15,727,163	14,781,887
Diluted weighted average common and common equivalent shares	16,510,632	14,781,887

See accompanying notes to condensed consolidated financial statements.

ZOOM TELEPHONICS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$358,878	$(1,088,502)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	97,990	144,380
Stock based compensation	33,798	76,204
Provision for (recovery of) accounts receivable allowances	(185)	(2,599)
Provision for inventory reserves	––	(3,306)
Changes in operating assets and liabilities:
Accounts receivable	(606,421)	395,355
Inventories	(177,628)	249,544
Prepaid expenses and other assets	(487,067)	463,285
Accounts payable and accrued expenses	920,752	(510,857)
Net cash provided by (used in) operating activities	140,117	(276,496)

Cash flows from investing activities:

Cost of other assets	(40,000)	(88,320)
Purchases of plant and equipment	(18,905)	(192)
Net cash provided by (used in) investing activities	(58,905)	(88,512)

Cash flows from financing activities:
Net funds received from (paid to) bank credit lines	(39,707)	238,985
Proceeds from stock option exercises	152,463	45,025
Net cash provided by (used in) financing activities	112,756	284,010

Net change in cash	193,968	(80,998)

Cash and cash equivalents at beginning of period	229,218	179,846

Cash and cash equivalents at end of period	$423,186	$98,848

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$6,168	$25,797
Income taxes	$3,598	$––

See accompanying notes to condensed consolidated financial statements.

ZOOM TELEPHONICS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1) Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements (“financial statements”) are unaudited. However, the condensed consolidated balance sheet as of December 31, 2017 was derived from audited financial statements. In the opinion of management, the accompanying financial statements include all necessary adjustments to present fairly the condensed consolidated financial position, results of operations and cash flows of Zoom Telephonics, Inc. (the “Company” or “Zoom”). The adjustments are of a normal, recurring nature.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year. The Company has evaluated subsequent events from March 31, 2018 through the date of this filing and determined that there are no such events requiring recognition or disclosure in the financial statements.

The financial statements of the Company presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2017 included in the Company's 2017 Annual Report on Form 10-K for the year ended December 31, 2017.

Sales Tax

The Company recorded a sales tax accrual in 2017 after the Company became aware that a state sales tax liability was both probable and estimable as of December 31, 2017. The state sales tax liability stems from the Company’s ‘Fulfilled by Amazon’ sales agreement which allows Amazon to warehouse the Company’s inventory throughout a number of states. As a result, the Company recorded an expense of $831 thousand in Q4 2017, and approximated $119 thousand additional expense in Q1 2018.

Recently Adopted Accounting Standards

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services.

The Company adopted Accounting Standards Codification (“ASC”) Topic 606 using the modified retrospective method provision of this standard effective January 1, 2018, which requires the Company to apply the new revenue standard to (i) all new revenue contracts entered into after January 1, 2018 and (ii) all existing revenue contracts as of January 1, 2018 through a cumulative adjustment to retained earnings. In accordance with this approach, there was no material impact which required a cumulative effect adjustment.

Revenue recognition is evaluated through the following five steps: (i) identification of the contract, or contracts, with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when or as a performance obligation is satisfied.

● Identification of the contract, or contracts, with a customer — a contract with a customer exists when the Company enters into an enforceable contract with a customer, typically a purchase order initiated by the customer, that defines each party’s rights regarding the goods to be transferred and identifies the payment terms related to these goods.

● Identification of the performance obligations in the contract — performance obligations promised in a contract are identified based on the goods that will be transferred to the customer that are distinct, whereby the customer can benefit from the goods on their own or together with other resources that are readily available from third parties or from us. Persuasive evidence of an arrangement for the sale of product must exist. The Company ships product in accordance with the purchase order and standard terms as reflected within the Company’s order acknowledgments and sales invoices.

● Determination of the transaction price —the transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods to the customer. This would be the agreed upon quantity and price per product type in accordance with the customer purchase order, which is aligned with the Company’s internally approved pricing guidelines.

● Allocation of the transaction price to the performance obligations in the contract — if the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. This applies to the Company as there is only one performance obligation, which is to ship the goods.

● Recognition of revenue when, or as, the Company satisfies a performance obligation — the Company satisfies performance obligations at a point in time when control of the goods transfers to the customer. Determining the point in time when control transfers requires judgment. Indicators considered in determining whether the customer has obtained control of a good include:

● The Company has a present right to payment
● The customer has legal title to the goods
● The Company has transferred physical possession of the goods
● The customer has the significant risks and rewards of ownership of the goods
● The customer has accepted the goods

The Company has concluded that transfer of control substantively transfers to the customer upon shipment or delivery, depending on the delivery terms of the purchase agreement.

Other considerations of Topic 606 include the following:

● Warranties - the Company does not offer customers to purchase a warranty separately. Therefore there is not a separate performance obligation. The Company does account for warranties as a cost accrual and the warranties do not include any additional distinct services other than the assurance that the goods comply with agreed-upon specifications. Warranties are variable and under Topic 606, must be estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g. upon shipment of goods). The estimates due to warranties are historically not material.

● Returned Goods - analyses of actual returned product are compared to that of the product return estimates and historically have resulted in no material difference between the two. The Company has concluded that the current process of estimating the return reserve represents a fair measure with which to adjust revenue. Returned goods are variable and under Topic 606, must be estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g. upon shipment of goods). Under implementation of Topic 606, the Company will monitor pending authorized returns of goods and, if deemed appropriate, record the right of return asset accordingly.

● Price protection - price protection provides that if the Company reduces the price on any products sold to the customer, the Company will guarantee an account credit for the price difference for all quantities of that product that the customer still holds. Price protection is variable and under Topic 606, must be estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g. upon shipment of goods). The estimates due to price protection are historically not material.

● Volume Rebates and Promotion Programs - volume rebates are variable dependent upon the volume of goods sold-through the Company’s customers to end-users variable and under Topic 606, must be estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g. upon shipment of goods). The estimates due to rebates and promotions are historically not material.

Reclassification of accounts receivable allowances to accrued other expenses:

Accounts receivable, net:

	March 31, 2018	December 31, 2017
Gross accounts receivable	$2,851,026	$2,811,638
Allowance for doubtful accounts	(14,908)	(15,094)
Allowance for marketing distribution funds *	––	(127,821)
Allowance for returns *	––	(439,211)
Allowance for price protection, promotions *	––	––
Total allowances	(14,908)	(582,126)
Total accounts receivable, net	$2,836,118	$2,229,512

Accrued other expenses:

	March 31, 2018	December 31, 2017
Audit, legal, payroll	$176,104	$193,394
Royalty costs	875,000	750,000
Sales allowances *	492,565	––
Other	199,192	229,590
Total accrued other expenses	$1,742,861	$1,172,984
_________________________
* Upon adoption of ASC 606 on January 1, 2018, certain accounts receivable allowances totaling $492,565 as of March 31, 2018 were reclassified to accrued other expenses as payable to the Company's customers and settled in cash or by credit on account.

Company revenues are primarily from the selling of products that are shipped and billed. Consistent with the revenue recognition accounting standard, revenues are recognized when control is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods and services. Sales are earned at a point in time through ship-and-bill performance obligations.

The impact of adopting this standard on the Company’s condensed consolidated financial statements required no cumulative transition adjustment.

Regarding disaggregated revenue disclosures, as previously noted, the Company’s business is controlled as a single operating segment that consists of the manufacture and sale of Internet access and other communications-related products. Most of the Company’s transactions are very similar in nature, contract, terms, timing, and transfer of control of goods.

Disaggregated revenue by distribution channel for three months ended:

Through :	March 31, 2018	March 31, 2017
Retailers	$7,933,218	$4,771,351
Distributors	185,066	161,317
Other	218,583	213,221
Total	$8,336,867	$5,145,889

Disaggregated revenue by product for three months ended:

	March 31, 2018	March 31, 2017
Cable Modems & gateways	$7,826,164	$4,831,761
Other	510,703	314,128
Total	$8,336,867	$5,145,889

Revenue is recognized when obligations under the terms of a contract with customers are satisfied. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring the products. Based on the nature of the Company’s products and customer contracts, the Company has not recorded any deferred revenue. Any agreements with customers that could impact revenue such as rebates or promotions are recognized in the period of agreement.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740) – Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.  ASU 2018-05 amends Accounting Standards Codification (“ASC”) Topic 740 to provide guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the “Tax Act”) pursuant to Staff Accounting Bulletin No. 118.  ASU 2018-05 addresses situations where the accounting under ASC Topic 740 is incomplete for certain income tax effects of the Tax Act upon issuance of the entity’s financial statements for the reporting period in which the Tax Act was enacted.  The adoption of ASU 2018-05 in March 2018 did not have a material effect on our consolidated financial statements.

Recently Issued Accounting Standards

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

 (2) Liquidity

On March 31, 2018 the Company had approximately $51 thousand in bank debt for a $3.0 million asset-based credit line, approximately $423 thousand in cash and cash equivalents, and working capital of approximately $3.2 million. The Company’s credit line has a maturity date of November 2018, and automatically renews from year to year unless cancelled under the terms of agreement.

Major uses of cash during the first quarter of 2018 were increases of approximately $487 thousand in prepaid expenses, approximately $178 thousand in inventory, and approximately $606 thousand in accounts receivable. Major contributors to cash were $921 thousand in accounts payable and accrued expenses, net income of approximately $359 thousand, and approximately $152 thousand from stock option exercises.

The Company continues to experience significant sales growth, and had operating profits for Q3 2017 and Q1 2018, though reported an operating loss for Q4 2017. The Company expects to maintain acceptable levels of liquidity to meet its obligations as they become due for at least twelve months from the date of issuance of the Company’s Quarterly filing of this Form 10-Q with the Securities Exchange Commission.

 (3) Inventories

Inventories consist of :	March 31, 2018	December 31, 2017
Materials	$1,406,998	$1,524,728
Work in process	121,370	1,149
Finished goods	3,851,563	3,676,426
Total	$5,379,931	$5,202,303

Finished goods includes consigned inventory of $905,700 at March 31, 2018 and $958,500 at December 31, 2017. The Company reviews inventory for obsolete and slow moving products each quarter and makes provisions based on its estimate of the probability that the material will not be consumed or that it will be sold below cost. The provision for inventory reserves was negligible for both three months ended March 31, 2018 and 2017 respectively.

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

 The Company does not currently have any pending or outstanding legal proceedings.

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

In connection with the License Agreement, the Company has committed to reserve a certain percentage of wholesale prices for use in advertising, merchandising and promotion of the related products. Additionally, the Company is required to make quarterly royalty payments equal to a certain percentage of the preceding quarter’s net sales with minimum annual royalty payments as follows:

Year ending December 31,

2018:	$3,500,000
2019:	$4,500,000
2020:	$5,100,000

Royalty expense under the License Agreement was $875,000 for the first quarter of 2018 and $750,000 for the first quarter of 2017, and is included in selling expense on the accompanying condensed consolidated statements of operations. The balance of the committed royalty expense for 2018 amounts to $2,625,000.

The Company has agreed with North American Production Sharing, Inc. (“NAPS”) to extend the Company’s existing Tijuana facility’s lease in connection with the Production Sharing Agreement (“PSA”) entered into between the Company and NAPS. The extension goes through November 30, 2018 and also facilitates the Company’s contracting with Mexican personnel to work in our Tijuana facility.

The Company moved its headquarters on June 29, 2016 from its long time location at 207 South Street, Boston, MA to a nearby location at 99 High Street, Boston, MA. The Company signed a lease for 11,480 square feet that terminates on June 29, 2019. Payments under the lease are zero for the first 2 months, an aggregate of $413,280 for the next 12 months, an aggregate of $424,760 for the next 12 months, and an aggregate of $363,533 for the remaining term of the lease ending June 29, 2019. Rent expense was $109,804 for the first quarter of 2018 and $100,656 for the first quarter of 2017.

(5) Customer Concentrations

The Company sells its products primarily through high-volume retailers and distributors, Internet service providers, value-added resellers, system integrators, and original equipment manufacturers ("OEMs"). The Company supports its major accounts in their efforts to offer a well-chosen selection of attractive products and to maintain appropriate inventory levels.

Relatively few customers account for a substantial portion of the Company’s revenues.  In the first quarter of 2018 two customers accounted for 10% or greater individually and 27% in the aggregate of the Company’s total net sales. At March 31, 2018, two customers with an accounts receivable balance of 10% or greater individually accounted for a combined 60% of the Company’s accounts receivable. In the first quarter of 2017, two customers accounted for 10% or greater individually and 47% in the aggregate of the Company’s total net sales. At March 31, 2017 two customers with an accounts receivable balance of 10% or greater individually accounted for a combined 79% of the Company’s accounts receivable.

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

The Company is required to calculate its loan covenant compliance on a quarterly basis. At March 31, 2018, the Company was in compliance with both its working capital and tangible net worth covenants. At March 31, 2018, the Company’s tangible net worth was approximately $3.4 million, above the $2 million requirement; and the Company’s working capital was approximately $3.2 million, above the $1.75 million requirement. Loan availability is based on eligible receivables less offsets, if any. Approximately $1.21 million was available on this line on March 31, 2018, consisting of $2.16 million as 75% of eligible receivables less an offset of $0.95 million for state tax liabilities.  The sales tax offset will be reduced as the sales tax liability is paid down.

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

Diluted earnings per common share for the three-month period ended March 31, 2018 was $0.02, and includes the dilutive effects of 783,469 common share equivalents. Diluted loss per common share for the three-month period ended March 31, 2017 excludes the effects of 1,695,047 common share equivalents, since such inclusion would be anti-dilutive. The common share equivalents consist of common shares issuable upon exercise of outstanding stock options.

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

In some cases, you can identify forward-looking statements by terms such as "may," "will, " "should," "could," "would," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential" and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in our future financial results include those discussed in the risk factors set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 30, 2018 and in our other filings with the Securities and Exchange Commission. Readers should also be cautioned that results of any reported period are often not indicative of results for any future period.

Overview

We derive our net sales primarily from sales of Internet access and other communications-related products including cable modems and modem/routers, Digital Subscriber Line (“DSL”) modems and modem/routers, routers, and dial-up modems to retailers, distributors, Internet Service Providers and original equipment manufacturers (“OEMs”). We sell our products through a direct sales force and through independent sales agents. All of our employees are located at our headquarters in Boston, Massachusetts.  We are experienced in electronics hardware, firmware, and software design and test, regulatory certifications, product documentation, and packaging; and we use that experience in developing each product in-house or in partnership with suppliers who are typically based in Asia. Electronic assembly and testing of our products in accordance with our specifications is typically done in Asia, and we do further testing, warehousing, and shipping in our Tijuana facility.

In July 2016 Zoom headquarters moved from our long-time location at 207 South Street to 99 High Street in Boston. The lease for this new location terminates June 29, 2019. We also lease a test/warehouse/ship facility in Tijuana, Mexico. In November 2014 we signed a one-year lease with five one-year renewal options thereafter for an 11,390 square foot facility in Tijuana Mexico. In September 2015, Zoom extended the term of the lease from December 1, 2015 through November 30, 2018. In September 2015, Zoom also signed a new lease for additional space in the adjacent building, which doubled the existing capacity. The term of the lease is from March 1, 2016 through November 30, 2018.

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

Our gross margin for a given product generally depends on a number of factors including the type of customer to whom we are selling. The gross margin for sales through retailers tends to be higher than for some of our other customers; but the sales, support, returns, and overhead costs associated with retailers tend to be higher. Our sales to certain countries are currently handled by a single master distributor for each country, who handles the support and marketing costs within the country. Gross margin for sales to these master distributors tends to be low, since lower pricing to these distributors helps them to cover the support and marketing costs for their country.

As of March 31, 2018, Zoom had thirty-three full-time and part-time employees. Eleven employees were engaged in research and development and quality control. Four employees were involved in operations, which manages production, inventory, purchasing, warehousing, freight, invoicing, shipping, collections, and returns. Eleven employees were engaged in sales, marketing, and customer support. The remaining seven employees performed executive, accounting, administrative, and management information systems functions. Zoom currently has twenty-nine full-time employees and four employees working less than 5 days per week, typically 4 days per week. Our dedicated personnel in Tijuana, Mexico are employees of our Mexican service provider and not included in our headcount. On March 31, 2018, Zoom had two consultants in sales and one consultant in information systems, none of whom are included in our headcount.

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

Revenue Recognition. The Company adopted ASC 606 using the modified retrospective method provision of this standard effective January 1, 2018, which requires the Company to apply the new revenue standard to (i) all new revenue contracts entered into after January 1, 2018 and (ii) all existing revenue contracts as of January 1, 2018 through a cumulative adjustment to retained earnings. In accordance with this approach, there was no material impact which required a cumulative effect adjustment.

Revenue recognition is evaluated through the following five steps: (i) identification of the contract, or contracts, with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when or as a performance obligation is satisfied.

● Identification of the contract, or contracts, with a customer — a contract with a customer exists when the Company enters into an enforceable contract with a customer, typically a purchase order initiated by the customer, that defines each party’s rights regarding the goods to be transferred and identifies the payment terms related to these goods.

● Identification of the performance obligations in the contract — performance obligations promised in a contract are identified based on the goods that will be transferred to the customer that are distinct, whereby the customer can benefit from the goods on their own or together with other resources that are readily available from third parties or from us. Persuasive evidence of an arrangement for the sale of product must exist. The Company ships product in accordance with the purchase order and standard terms as reflected within the Company’s order acknowledgments and sales invoices.

● Determination of the transaction price —the transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods to the customer. This would be the agreed upon quantity and price per product type in accordance with the customer purchase order, which is aligned with the Company’s internally approved pricing guidelines.

● Allocation of the transaction price to the performance obligations in the contract — if the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. This applies to the Company as there is only one performance obligation, which is to ship the goods.

● Recognition of revenue when, or as, the Company satisfies a performance obligation — the Company satisfies performance obligations at a point in time when control of the goods transfers to the customer. Determining the point in time when control transfers requires judgment. Indicators considered in determining whether the customer has obtained control of a good include:

● The Company has a present right to payment
● The customer has legal title to the goods
● The Company has transferred physical possession of the goods
● The customer has the significant risks and rewards of ownership of the goods
● The customer has accepted the goods

The Company has concluded that transfer of control substantively transfers to the customer upon shipment or delivery, depending on the delivery terms of the purchase agreement.

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

Product Returns. Products are returned by retail stores and distributors for inventory balancing, contractual stock rotation privileges, and warranty repair or replacements. We estimate the sales and cost value of expected future product returns of previously sold products. Our estimates for product returns are based on recent historical trends plus estimates for returns prompted by, among other things, announced stock rotations and announced customer store closings. Management reviews historical returns, current economic trends, and changes in customer demand and acceptance of our products when estimating sales return allowances. Product returns are variable and under Topic 606, must be estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g. upon shipment of goods).

Price Protection Refunds. We have a policy of offering price protection to certain of our retailer and distributor customers for some or all their inventory. Under the price protection policies, when we reduce our prices for a product, the customer receives a credit for the difference between the original purchase price and our reduced price for their unsold inventory of that product. Our estimates for price protection refunds are based on a detailed understanding and tracking by customer and by sales program. Information from customer inventory-on-hand reports or from direct communications with the customers is used to estimate the refund. Price protection refunds are variable and under Topic 606, must be estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g. upon shipment of goods).

Sales and Marketing Incentives. Many of our retailer customers require sales and marketing support funding, which is an expense item in selling expense, unless the funding is a function of sales activity and therefore variable. Under Topic 606, sales and marketing incentives must be estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g. upon shipment of goods).

Rebates and Promotions. Our rebates are based on a detailed understanding and tracking by customer and sales program. Rebates and promotions are variable and under Topic 606, must be estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g. upon shipment of goods).

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

Results of Operations

Comparison of the three months ended March 31, 2018 to the three months ended March 31, 2017

Summary. Net sales were $8.3 million for the first quarter ended March 31, 2018 (“Q1 2018”), up 62.0% from $5.1 million for the first quarter ended March 31, 2017 (“Q1 2017”). Zoom reported net income of $359 thousand or $0.02 per share for Q1 2018 compared to a net loss of $1.1 million or $0.07 per share for Q1 2017. The significant improvement in profitability was due to higher sales, improved gross profit margin, and lower operating expenses as a percentage of sales.

Net Sales. The Company reported net sales of $8.3 million for Q1 2018, up 62.0% from $5.1 million for Q1 2017. Our total net sales for Q1 2018 increased $3.2 million from Q1 2017, due to continued increases in Motorola branded product sales. Geographically, our North American sales again represent the dominant share of our overall sales at 98.2% of our net sales in Q1 2018 compared to 98.9% in Q1 2017.

In Q1 2018, two customers accounted for 10% or greater individually and 27% in the aggregate of the Company’s total net sales. In Q1 2017, two customers accounted for 10% or greater individually and 47% in the aggregate of the Company’s total net sales. Because of our significant customer concentration, our net sales and operating income has fluctuated and could in the future fluctuate significantly due to changes in political or economic conditions or the loss, reduction of business, or less favorable terms for any of our significant customers.

Gross Profit. Gross profit was $3.3 million or 39.4% of net sales in Q1 2018, up from $1.7 million or 33.7% of net sales in Q1 2017.  The increase in gross profit in Q1 2018 was primarily due to increased sales, particularly for Motorola brand cable modems and gateways, which carry higher gross profit margins.

Selling Expense. Selling expense was $2.1 million or 24.6% of net sales in Q1 2018 compared to $1.8 million or 35.9% of net sales in Q1 2017. The increase of $208 thousand in selling expense was primarily due to increased Motorola trademark royalty costs and advertising expenses.

General and Administrative Expense. General and administrative expense was $448 thousand or 5.4% of net sales in Q1 2018, up from $431 thousand or 8.4% of net sales in Q1 2017.

Research and Development Expense. Research and development expense was $410 thousand or 4.9% of net sales in Q1 2018 down from $508 thousand or 9.9% of net sales in Q1 2017. The decrease of $98 thousand was due primarily to decreases in certification expenses, and contracted app development costs.

Other Income (Expense). Other expense was approximately $6 thousand in Q1 2018, consisting primarily of interest expense related to the line of credit agreement. Other expense was approximately $37 thousand in Q1 2017, consisting primarily of interest expense of approximately $26 thousand, and approximately $11 thousand in settlement of a legal complaint.

Liquidity and Capital Resources

On March 31, 2018 the Company had approximately $50 thousand in bank debt for a $3.0 million asset-based credit line, approximately $423 thousand in cash and cash equivalents, and working capital of approximately $3.2 million. The Company’s credit line has a maturity date of November 2018, and automatically renews unless cancelled under the terms of agreement.

Major uses of cash during the first quarter of 2018 were increases of approximately $487 thousand in prepaid expenses, approximately $177 thousand in inventory, and approximately $606 thousand in accounts receivable. Major contributors to cash were $921 thousand in accounts payable and accrued expenses, net income of approximately $359 thousand, and approximately $152 thousand from stock option exercises.

The Company continues to experience significant sales growth, and has had operating profits for Q3 2017 through Q1 2018. The Company expects to maintain acceptable levels of liquidity to meet its obligations as they become due for at least twelve months from the date of issuance of our annual filing with the Securities Exchange Commission.

Commitments

During the three months ended March 31, 2018, there were no material changes to our capital commitments and contractual obligations from those disclosed in our Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2018, there were no material changes to our off-balance sheet arrangements from those disclosed in our Form 10-K for the year ended December 31, 2017.

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

In connection with the preparation of this Quarterly Report on the Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2018. Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

ITEM 1A.
RISK FACTORS

This report contains forward-looking statements that involve risks and uncertainties, such as statements of our objectives, expectations and intentions. The cautionary statements made in this report are applicable to all forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 30, 2018, as well as those discussed in this report and in our other filings with the SEC.

There have not been any material changes from the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

ZOOM TELEPHONICS, INC. (Registrant)

Date: May 15, 2018	By:	/s/ Frank B. Manning
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
__________

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