Form 10-Q
period 2018-06-30
Zoom Telephonics, Inc.
filed 2018-08-13
CIK 1467761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q
______________

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of August 6, 2018, was 16,021,681 shares.

ZOOM TELEPHONICS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS

ZOOM TELEPHONICS, INC.
Condensed Consolidated Balance Sheets

ASSETS	June 30, 2018 (Unaudited)	December 31, 2017
Current assets
Cash and cash equivalents	$117,500	$229,218
Accounts receivable, net	2,647,902	2,229,512
Inventories, net	6,946,935	5,202,303
Prepaid expenses and other current assets	748,957	578,406
Total current assets	10,461,294	8,239,439

Other assets	274,165	391,668
Equipment, net	157,297	161,574
Total assets	$10,892,756	$8,792,681

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank debt	$191,064	$90,260
Accounts payable	4,713,272	3,526,851
Accrued sales tax	262,625	831,000
Accrued other expenses	1,740,866	1,172,984
Total liabilities	6,907,827	5,621,095

Commitments and contingencies (Note 4)

Stockholders' equity
Common stock: Authorized: 25,000,000 shares at $0.01 par value
Issued and outstanding: 16,006,681 shares at June 30, 2018 and 15,286,540 shares at December 31, 2017	160,067	152,865
Additional paid-in capital	40,665,215	40,265,282
Accumulated deficit	(36,840,353)	(37,246,561)
Total stockholders' equity	3,984,929	3,171,586
Total liabilities and stockholders' equity	$10,892,756	$8,792,681

See accompanying notes to condensed consolidated financial statements.

ZOOM TELEPHONICS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net sales	$7,522,246	$6,828,192	$15,859,113	$11,974,081
Cost of goods sold	4,789,651	4,634,148	9,845,128	8,045,766
Gross profit	2,732,595	2,194,044	6,013,985	3,928,315

Operating expenses:
Selling	2,122,799	1,681,786	4,177,356	3,528,318
General and administrative	173,209	338,886	621,287	770,279
Research and development	368,334	402,438	778,592	910,409
	2,664,342	2,423,110	5,577,235	5,209,006

Operating profit (loss)	68,253	(229,066)	436,750	(1,280,691)

Other:
Interest income	87	15	191	37
Interest expense	(5,544)	(30,745)	(11,712)	(56,542)
Other, net	(108)	(35)	(65)	(11,137)
Total other income (expense)	(5,565)	(30,765)	(11,586)	(67,642)

Income (loss) before income taxes	62,688	(259,831)	425,164	(1,348,333)

Income taxes (benefit)	15,358	9,138	18,956	9,138

Net income (loss)	$47,330	$(268,969)	$406,208	$(1,357,471)

Net income (loss) per share:
Basic	$0.00	$(0.02)	$0.03	$(0.09)
Diluted	$0.00	$(0.02)	$0.02	$(0.09)

Basic weighted average common and common equivalent shares	15,934,787	14,817,213	15,831,548	14,799,648
Diluted weighted average common and common equivalent shares	16,750,627	14,817,213	16,647,388	14,799,648

See accompanying notes to condensed consolidated financial statements.

ZOOM TELEPHONICS, INC.
Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$406,208	$(1,357,471)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	181,136	287,808
Stock based compensation	56,027	86,646
Provision for (recovery of) for accounts receivable allowances	(1,750)	540
Provision for inventory reserves	––	126,344
Changes in operating assets and liabilities:
Accounts receivable	(416,640)	(68,401)
Inventories	(1,744,632)	(459,825)
Prepaid expenses and other assets	(170,551)	(205,127)
Accounts payable and accrued expenses	1,185,928	1,283,339
Net cash provided by (used in) operating activities	(504,274)	(306,147)

Cash flows from investing activities:
Cost of other assets	(5,560)	––
Purchases of plant and equipment	(53,796)	(90,950)
Net cash provided by (used in) investing activities	(59,356)	(90,950)

Cash flows from financing activities:
Net funds received from (paid to) bank credit lines	100,804	644,297
Proceeds from stock option exercises	351,108	68,225
Net cash provided by (used in) financing activities	451,912	712,522

Net change in cash	(111,718)	315,425

Cash and cash equivalents at beginning of period	229,218	179,846

Cash and cash equivalents at end of period	$117,500	$495,271

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$11,712	$56,542
Income taxes	$18,956	$9,138

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year. The Company has evaluated subsequent events from June 30, 2018 through the date of this filing and determined that there are no such events requiring recognition or disclosure in the financial statements.

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

Sales Tax

The Company recorded a sales tax accrual in 2017 after the Company became aware that a state sales tax liability was both probable and estimable as of December 31, 2017. The state sales tax liability stems from the Company’s ‘Fulfilled by Amazon’ sales agreement which allows Amazon to warehouse the Company’s inventory throughout a number of states. As a result, the Company recorded an expense of $831 thousand in Q4 2017, and approximated $119 thousand additional expense in Q1 2018. During Q2 2018, the Company settled its obligations with a number of states, and re-assessed its liability on the few states remaining, and determined that a reduction of approximately $203 thousand in the sales tax liability was warranted.

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

Reclassification of accounts receivable allowances to accrued other expenses:

Accounts receivable, net:

	June 30, 2018	December 31, 2017
Gross accounts receivable	$2,661,245	$2,811,638
Allowance for doubtful accounts	(13,343)	(15,094)
Allowance for marketing distribution funds *	––	(127,821)
Allowance for returns *	––	(439,211)
Allowance for price protection, promotions *	––	––
Total allowances	(13,343)	(582,126)
Total accounts receivable, net	$2,647,902	$2,229,512

Accrued other expenses:

	June 30, 2018	December 31, 2017
Audit, legal, payroll	$188,393	$193,394
Royalty costs	875,000	750,000
Sales allowances *	498,285	––
Other	179,188	229,590
Total accrued other expenses	$1,740,866	$1,172,984
------------------------------------------------------------------------------------------------------------------------------------------------------------
* Upon adoption of ASC 606 on January 1, 2018, certain accounts receivable allowances totaling $498,285 as of June 30, 2018 were reclassified to accrued other expenses as payable to the Company's customers and settled in cash or by credit on account.

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

Disaggregated revenue by distribution channel:

	Three Months Ended June 30,		Six Months Ended June 30,
Through :	2018	2017	2018	2017

Retailers	$6,814,007	$6,508,636	$14,747,226	$11,279,987
Distributors	517,847	110,239	702,913	271,556
Other	190,392	209,317	408,973	422,538
Total	$7,522,246	$6,828,192	$15,859,113	$11,974,081

Disaggregated revenue by product:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Cable Modems & gateways	$6,794,232	$6,642,498	$14,620,396	$11,474,259
Other	728,014	185,694	1,238,717	499,826
Total	$7,522,246	$6,828,192	$15,859,113	$11,974,081

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

Recently Issued Accounting Standards

In March 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the balance sheets, a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term (the lease asset). For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The Company is currently evaluating the potential impact that the adoption of ASU 2016-02 may have on its consolidated financial statements. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842) – Targeted Improvements,” which provides an alternative transition approach allowing companies to initially apply the new leases standard by recognizing a cumulative-effect adjustment on adoption date. The Company is currently evaluating which transition approach it will elect.

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

 (2) Liquidity

On June 30, 2018 the Company had approximately $191 thousand in bank debt for a $3.0 million asset-based credit line, approximately $118 thousand in cash and cash equivalents, and working capital of approximately $3.6 million. The Company’s credit line has a maturity date of November 2018, and automatically renews unless cancelled under the terms of agreement.

Major uses of cash during the first six months of 2018 were increases of approximately $1.74 million in inventory, and approximately $418 thousand in accounts receivable. Major contributors to cash were an increase of approximately $1.19 million in accrued expenses and accounts payable, net income of approximately $406 thousand, proceeds from stock option exercises of approximately $351 thousand, and an increase of approximately $101 thousand in bank debt.

The Company continues to experience sales growth, and had operating profits for three of the last four quarters. The Company expects to maintain acceptable levels of liquidity to meet its obligations as they become due for at least twelve months from the date of issuance of the Company’s Quarterly filing of this Form 10-Q with the Securities Exchange Commission.

 (3) Inventories

Inventories consist of :	June 30, 2018	December 31, 2017
Materials	$1,216,062	$1,524,728
Work in process	106,048	1,149
Finished goods	5,624,825	3,676,426
Total	$6,946,935	$5,202,303

Finished goods includes consigned inventory of $1,438,900 at June 30, 2018 and $958,500 at December 31, 2017. The Company reviews inventory for obsolete and slow moving products each quarter and makes provisions based on its estimate of the probability that the material will not be consumed or that it will be sold below cost. The provision for inventory reserves was negligible for both three months ended June 30, 2018 and 2017 respectively.

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

 On July 11, 2018, Be Labs, Inc. ("Be Labs") filed a complaint in the U.S. District Court for the District of Delaware (U.S.D.C., D.Del.) against the Company alleging infringement of U.S. Patent Nos. 7,827,581 (“the ’581 patent”) and 9,344,183 (“the ‘183 patent”), both entitled “Wireless Multimedia System.”  Be Labs alleged that the Company’s AC1900 Cable Modem/Routers, including its Model 5363 Routers, infringe both the '581 patent and the ‘183 patent.  In its complaint, Be Labs sought injunctive relief and unspecified compensatory damages. The case is in its early stages and the Company’s answer to the complaint is currently due on September 4, 2018.

The Company does not have any other pending or outstanding legal proceedings beyond that referenced above.

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

Royalty expense under the License Agreement was $875 thousand and $750 thousand for the second quarter of 2018 and 2017 respectively, and $1.75 million and $1.5 million for six months ended June 30, 2018 and 2017, respectively. Royalty expense is included in selling expense on the accompanying condensed consolidated statements of operations. The balance of the committed royalty expense for 2018 amounts to $1,750,000.

The Company has agreed with North American Production Sharing, Inc. (“NAPS”) to extend the Company’s existing Tijuana facility’s lease in connection with the Production Sharing Agreement (“PSA”) entered into between the Company and NAPS. The extension goes through November 30, 2018 and also facilitates the Company’s contracting with Mexican personnel to work in our Tijuana facility.

The Company moved its headquarters on June 29, 2016 from its long time location at 207 South Street, Boston, MA to a nearby location at 99 High Street, Boston, MA. The Company signed a lease for 11,480 square feet that terminates on June 29, 2019. Payments under the lease are zero for the first 2 months, an aggregate of $413,280 for the next 12 months, an aggregate of $424,760 for the next 12 months, and an aggregate of $363,533 for the remaining term of the lease ending June 29, 2019. Rent expense was $104,577 for the second quarter of 2018 and $100,867 for the second quarter of 2017. Rent expense was $214,381 for the first six months of 2018 and $201,523 for the first six months of 2017.

(5) Customer Concentrations

The Company sells its products primarily through high-volume retailers and distributors, Internet service providers, value-added resellers, system integrators, and original equipment manufacturers ("OEMs"), collectively, “companies.” The Company supports its major accounts in their efforts to offer a well-chosen selection of attractive products and to maintain appropriate inventory levels.

Relatively few companies account for a substantial portion of the Company’s revenues.  In the second quarter of 2018 two companies accounted for 10% or greater individually, and 75% in the aggregate of the Company’s total net sales. In the first six months of 2018 two companies accounted for 10% or greater individually, and 79% in the aggregate of the Company’s total net sales. At June 30, 2018, three companies with an accounts receivable balance of 10% or greater individually accounted for a combined 78% of the Company’s accounts receivable. In the second quarter of 2017 three companies accounted for 10% or greater individually, and 87% in the aggregate of the Company’s total net sales. In the first six months of 2017 three companies accounted for 10% or greater individually, and 88% in the aggregate of the Company’s total net sales. At June 30, 2017 three companies with an accounts receivable balance of 10% or greater individually accounted for a combined 89% of the Company’s accounts receivable.

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

The Company is required to calculate its loan covenant compliance on a quarterly basis. At June 30, 2018, the Company was in compliance with both its working capital and tangible net worth covenants. At June 30, 2018, the Company’s tangible net worth was approximately $3.7 million, above the $2 million requirement; and the Company’s working capital was approximately $3.6 million, above the $1.75 million requirement. Loan availability is based on eligible receivables less offsets, if any. Approximately $1.73 million was available on this line on June 30, 2018, consisting of $1.86 million as 75% of eligible receivables less an offset of $128 thousand for state tax liabilities.  The sales tax offset will be reduced as the sales tax liability is paid down.

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

Diluted earnings per common share for the three-month period ended June 30, 2018 was $0.00, and includes the dilutive effects of 815,840 common share equivalents. Diluted loss per common share for the three-month period ended June 30, 2017 excludes the effects of 1,654,873 common share equivalents, since such inclusion would be anti-dilutive. Diluted earnings per common share for the six-month period ended June 30, 2018 was $0.02, and includes the dilutive effects of 815,840 common share equivalents. Diluted loss per common share for the six-month period ended June 30, 2017 excludes the effects of 1,654,873 common share equivalents, since such inclusion would be anti-dilutive. The common share equivalents consist of common shares issuable upon exercise of outstanding stock options.

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

In July 2016 Zoom headquarters moved from our long-time location at 207 South Street to 99 High Street in Boston. The lease for this new location terminates June 29, 2019. We also lease a test/warehouse/ship facility in Tijuana, Mexico. In November 2014 we signed a one-year lease with five one-year renewal options thereafter for an 11,390 square foot facility in Tijuana Mexico. In September 2015, we extended the term of the lease from December 1, 2015 through November 30, 2018. In September 2015, we also signed a new lease for additional space in the adjacent building, which doubled the existing capacity. The term of the lease is from March 1, 2016 through November 30, 2018.

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

As of June 30, 2018, we had thirty-three full-time and part-time employees. Eleven employees were engaged in research and development and quality control. Four employees were involved in operations, which manages production, inventory, purchasing, warehousing, freight, invoicing, shipping, collections, and returns. Eleven employees were engaged in sales, marketing, and customer support. The remaining seven employees performed executive, accounting, administrative, and management information systems functions. We currently have twenty-nine full-time employees and four employees working less than 5 days per week, typically 4 days per week. Our dedicated personnel in Tijuana, Mexico are employees of our Mexican service provider and not included in our headcount. As of June 30, 2018, we had two consultants in sales and one consultant in information systems, none of whom is included in our employee headcount.

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

Revenue Recognition. We adopted ASC 606 using the modified retrospective method provision of this standard effective January 1, 2018, which requires us to apply the new revenue standard to (i) all new revenue contracts entered into after January 1, 2018 and (ii) all existing revenue contracts as of January 1, 2018 through a cumulative adjustment to retained earnings. In accordance with this approach, there was no material impact which required a cumulative effect adjustment.

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

● Identification of the contract, or contracts, with a customer — a contract with a customer exists when we enter into an enforceable contract with a customer, typically a purchase order initiated by the customer, that defines each party’s rights regarding the goods to be transferred and identifies the payment terms related to these goods.

● Identification of the performance obligations in the contract — performance obligations promised in a contract are identified based on the goods that will be transferred to the customer that are distinct, whereby the customer can benefit from the goods on their own or together with other resources that are readily available from third parties or from us. Persuasive evidence of an arrangement for the sale of product must exist. We ship product in accordance with the purchase order and standard terms as reflected within our order acknowledgments and sales invoices.

● Determination of the transaction price —the transaction price is determined based on the consideration to which we will be entitled in exchange for transferring goods to the customer. This would be the agreed upon quantity and price per product type in accordance with the customer purchase order, which is aligned with our internally approved pricing guidelines.

● Allocation of the transaction price to the performance obligations in the contract — if the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. This applies to us as there is only one performance obligation, which is to ship the goods.

● Recognition of revenue when, or as, we satisfy a performance obligation — we satisfy performance obligations at a point in time when control of the goods transfers to the customer. Determining the point in time when control transfers requires judgment. Indicators considered in determining whether the customer has obtained control of a good include:

● We have a present right to payment
● The customer has legal title to the goods
● We have transferred physical possession of the goods
● The customer has the significant risks and rewards of ownership of the goods
● The customer has accepted the goods

We have concluded that transfer of control substantively transfers to the customer upon shipment or delivery, depending on the delivery terms of the purchase agreement.

We primarily sell hardware products to our customers. The hardware products include dial-up modems, DSL modems, cable modems, and local area networking equipment.

We derive our net sales primarily from the sales of hardware products to four types of customers:

●
Computer peripherals retailers;

●
Computer product distributors;

●
Internet service providers; and

●
OEMs.

We recognize hardware net sales for our customers at the point when the customers take legal ownership of the delivered products. Legal ownership passes from us to the customer based on the contractual Free on Board (“FOB”) point specified in signed contracts and purchase orders, which are both used extensively. Many of our customer contracts or purchase orders specify FOB destination, which means that title and risk remain with the seller until it has delivered the goods to the location specified in the contract. We verify the delivery date on all significant FOB destination shipments made during the last 10 business days of each quarter.

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

As of December 31, 2017 we had federal net operating loss carry forwards of approximately $54.60 million which are available to offset future taxable income. They are due to expire in varying amounts from 2018 to 2037. As of December 31, 2017, we had state net operating loss carry forwards of approximately $8.88 million which are available to offset future taxable income. They are due to expire in varying amounts from 2031 through 2037. A valuation allowance has been established for the full amount of deferred income tax assets as management has concluded that it is more-likely than-not that the benefits from such assets will not be realized.

Results of Operations

Comparison of the three months ended June 30, 2018 to the three months ended June 30, 2017

Summary. Net sales were $7.52 million for the second quarter ended June 30, 2018 (“Q2 2018”), up 10.2% from $6.83 million for the second quarter of 2017 (“Q2 2017”). We reported net income of $47 thousand or $0.00 per share for Q2 2018 compared to net loss of $269 thousand or $0.02 per share for Q2 2017.

Net Sales. Our total net sales for Q2 2018 increased $0.7 million or 10.2% from Q2 2017. Most of this growth was driven by increases in routers, MoCA adapters, and DSL products.

Concentration. In Q2 2018 two companies accounted for 10% or greater individually, and 75% in the aggregate of our total net sales. In Q2 2017 three companies accounted for 10% or greater individually, and 87% in the aggregate of our total net sales.

Gross Profit. Gross profit was $2.7 million or 36.3% of net sales in Q2 2018, up from $2.2 million or 32.1% of net sales in Q2 2017. Improvement in gross profit was primarily due to higher sales through online retailers, or etailers, which carry more favorable margins.

Selling Expense. Selling expense was $2.1 million or 28.2% of net sales in Q2 2018, up from $1.7 million or 24.6% of net sales in Q2 2017. The increase of $0.4 million was primarily due to increased advertising expenses and Motorola trademark royalty costs.

General and Administrative Expense. General and administrative expense was $173 thousand or 2.3% of net sales in Q2 2018, down from $339 thousand or 5.0% of net sales in Q2 2017. The decrease of $166 thousand was primarily due to a re-assessment of our sales tax liability.

Research and Development Expense. Research and development expense was $368 thousand or 4.9% of net sales in Q2 2018, down from $402 thousand or 5.9% of net sales in Q2 2017. The decrease of $34 thousand was primarily due to lower product certification costs.

Other Income (Expense). Other expense was $6 thousand in Q2 2018 and $31 thousand in Q2 2017. The decrease related to interest costs on our line of credit.

Net Income (Loss). Net income was $47 thousand for Q2 2018, compared to net loss of $269 thousand for Q2 2017.

Comparison of the six months ended June 30, 2018 to the six months ended June 30, 2017

Summary. Net sales were $15.86 million for the six months ended June 30, 2018, up 32.4% from $11.97 million for the six months ended June 30, 2017. We reported net income of $0.41 million for the six months ended June 30, 2018 compared to a net loss of $1.36 million for the six months ended June 30, 2017. Earnings per diluted share was $0.02 for the six months ended June 30, 2018 compared to a loss per diluted share of $0.09 for the six months ended June 30, 2017.

Net Sales. Our total net sales for the six months ended June 30, 2018 increased $3.89 million or 32.4% from the six months ended June 30, 2017, primarily due to Motorola brand products’ continued revenue growth and the introduction of new products. Geographically, our North American sales continued their dominant share of our overall sales, representing 98% of our net sales in both Q2 2017 and Q2 2018.

Concentration. In the six months ended June 30, 2018, two companies accounted for 10% or greater individually, and 79% in the aggregate of our total net sales. In the six months ended June 30, 2017, three companies accounted for 10% or greater individually, and 88% in the aggregate of our total net sales.

Gross Profit. Gross profit was $6.01 million for the six months ended June 30, 2018, up from gross profit of $3.93 million for the six months ended June 30, 2017. Our gross margin for the first six months of 2018 was 37.9%, up from our gross margin of 32.8% for the six months ended June 30, 2017, primarily due to higher sales through etailers, which carry more favorable margins.

Selling Expense. Selling expense was $4.18 million or 26.3% of net sales in the six months ended June 30, 2018, up from $3.53 million or 29.5% of net sales in the six months ended June 30, 2017. The increase of $0.65 million was primarily due to increased advertising and Motorola royalty payments, partially offset by reduced MDF costs.

General and Administrative Expense. General and administrative expense was $621 thousand or 3.9% for the six months ended June 30, 2018, down from $770 thousand or 6.4% for the six months ended June 30, 2017. The decrease of $149 thousand was primarily due to a re-assessment of our sales tax liability.

Research and Development Expense. Research and development expense was $779 thousand or 4.9% of net sales in the six months ended June 30, 2018, down from $910 thousand or 7.6% of net sales in the six months ended June 30, 2017. The decrease of $131 thousand was due primarily to lower certification expenses and outside consultant costs.

Other Income (Expense). Other expense for the six months ended June 30, 2018 was $12 thousand and $67 thousand in the six months ended June 30, 2017. The difference is primarily due to reduced interest expense incurred on our bank credit line.

Net Income (Loss). Net income was $0.4 million for the six months ended June 30, 2018, compared to a net loss of $1.4 million for six months ended June 30, 2017.

Liquidity and Capital Resources

On June 30, 2018 we had approximately $191 thousand in bank debt for a $3.0 million asset-based credit line, approximately $118 thousand in cash and cash equivalents, and working capital of approximately $3.6 million. Our credit line has a maturity date of November 2018, and automatically renews unless cancelled under the terms of agreement.

Major uses of cash during the six months ended June 30, 2018 were increases of approximately $1.74 million in inventory, and approximately $418 thousand in accounts receivable. Major contributors to cash were an increase of approximately $1.02 million in accrued expenses and accounts payable, net income of approximately $406 thousand, proceeds from stock option exercises of approximately $351 thousand, an increase of approximately $101 thousand in bank debt.

We continue to experience sales growth, and had operating profits for three of the last four quarters. We expect to maintain acceptable levels of liquidity to meet our obligations as they become due for at least twelve months from the date of filing of this Quarterly Report on Form 10-Q with the Securities Exchange Commission.

Commitments

During the six months ended June 30, 2018, there were no material changes to our capital commitments and contractual obligations from those disclosed in our Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2018, there were no material changes to our off-balance sheet arrangements from those disclosed in our Form 10-K for the year ended December 31, 2017.

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

In connection with the preparation of this Quarterly Report on the Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2018. Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes to United States tax, tariff and import/export regulations may have a negative effect on global economic conditions, financial markets and our business.

We import a significant amount of our products and product components from manufacturers in China. The Office of the U.S. Trade Representative (the “USTR”) recently proposed a 25% tariff on many imports from China into the U.S. that we expect will affect the majority of our products. If these or other significant tariffs occur, it could materially negatively impact our financial results, as we may be unable to pass the costs of the tariffs on to our customers. Further, even if we are able to pass the costs on, it would be likely to reduce the amount of impacted products that customers in the U.S. purchase. While we may be able to shift the manufacturing locations for some of these products to locations that would not be subject to the proposed tariffs, executing such a shift would be time-consuming and would be difficult or impracticable for many products, and manufacturing in such locations could increase our manufacturing costs.

In addition, the current U.S. presidential administration has discussed modifying or withdrawing from the North American Free Trade Agreement (“NAFTA”).  The vast majority of our products currently move through our facility in Mexico, where we perform test, quality control, warehousing, shipping, and other functions.  Modifications to, or withdrawal from, NAFTA could also have a material negative impact on our financial results.

Except for the risk factor set forth above, there have not been any material changes from the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

ZOOM TELEPHONICS, INC. (Registrant)

Date: August 13, 2018	By:	/s/ Frank B. Manning
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