Form 10-Q
period 2018-09-30
Zoom Telephonics, Inc.
filed 2018-11-13
CIK 1467761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q
______________

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☑ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of November 5, 2018, was 16,106,681 shares.

ZOOM TELEPHONICS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS

ZOOM TELEPHONICS, INC.
Condensed Consolidated Balance Sheets

ASSETS	September 30, 2018 (Unaudited)	December 31, 2017
Current assets
Cash and cash equivalents	$238,172	$229,218
Accounts receivable, net	4,400,032	2,229,512
Inventories, net	6,300,794	5,202,303
Prepaid expenses and other current assets	680,411	578,406
Total current assets	11,619,409	8,239,439

Other assets	240,999	391,668
Equipment, net	268,645	161,574
Total assets	$12,129,053	$8,792,681

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank debt	$1,949,850	$90,260
Accounts payable	3,529,843	3,526,851
Accrued sales tax	240,973	831,000
Accrued other expenses	1,883,741	1,172,984
Total liabilities	7,604,407	5,621,095

Commitments and contingencies (Note 4)

Stockholders' equity
Common stock: Authorized: 25,000,000 shares at $0.01 par value
Issued and outstanding: 16,106,681 shares at September 30, 2018 and 15,286,540 shares at December 31, 2017	161,067	152,865
Additional paid-in capital	40,857,998	40,265,282
Accumulated deficit	(36,494,419)	(37,246,561)
Total stockholders' equity	4,524,646	3,171,586
Total liabilities and stockholders' equity	$12,129,053	$8,792,681

See accompanying notes to condensed consolidated financial statements.

ZOOM TELEPHONICS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net sales	$9,000,060	$8,582,076	$24,859,173	$20,556,157
Cost of goods sold	5,726,970	5,515,753	15,572,098	13,561,520
Gross profit	3,273,090	3,066,323	9,287,075	6,994,637

Operating expenses:
Selling expenses	2,032,486	1,812,921	6,209,842	5,341,239
General and administrative expenses	438,326	383,475	1,059,613	1,153,753
Research and development expenses	420,475	457,309	1,199,067	1,367,718
	2,891,287	2,653,705	8,468,522	7,862,710

Operating income (loss)	381,803	412,618	818,553	(868,073)

Other income (expense):
Interest income	39	22	230	59
Interest expense	(33,051)	(30,636)	(44,763)	(87,178)
Other, net	(320)	65	(385)	(11,072)
Total other income (expense)	(33,332)	(30,549)	(44,918)	(98,191)

Income (loss) before income taxes	348,471	382,069	773,635	(966,264)

Income taxes	2,537	4,984	21,493	14,123

Net income (loss)	$345,934	$377,085	$752,142	$(980,387)

Net income (loss) per share:
Basic	$0.02	$0.03	$0.05	$(0.07)
Diluted	$0.02	$0.02	$0.05	$(0.07)

Basic weighted average common and common equivalent shares	16,050,540	14,953,285	15,905,348	14,851,229
Diluted weighted average common and common equivalent shares	16,775,498	16,419,374	16,630,306	14,851,229

See accompanying notes to condensed consolidated financial statements.

ZOOM TELEPHONICS, INC.
Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$752,142	$(980,387)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	274,339	391,181
Stock based compensation	226,160	170,074
Provision for accounts receivable allowances	5,651	540
Provision for (recovery of) inventory reserves	(120,420)	186,440
Changes in operating assets and liabilities:
Accounts receivable	(2,176,171)	393,164
Inventories	(978,071)	(566,490)
Prepaid expenses and other assets	(102,005)	(327,462)
Accounts payable and accrued expenses	123,722	1,421,963
Net cash provided by (used in) operating activities	(1,994,653)	689,023

Cash flows from investing activities:

Cost of other assets	(23,560)	(75,000)
Purchases of plant and equipment	(207,181)	(93,849)
Net cash provided by (used in) investing activities	(230,741)	(168,849)

Cash flows from financing activities:
Net funds received from (paid to) bank credit lines	1,859,590	(711,842)
Proceeds from stock option exercises	374,758	102,675
Net cash provided by (used in) financing activities	2,234,348	(609,167)

Net change in cash	8,954	(88,993)

Cash and cash equivalents at beginning of period	229,218	179,846

Cash and cash equivalents at end of period	$238,172	$90,853

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$44,763	$87,178
Income taxes	$21,493	$14,123

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year. The Company has evaluated subsequent events from September 30, 2018 through the date of this filing and determined that there are no such events requiring recognition or disclosure in the financial statements.

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

Sales Tax

The Company recorded a sales tax accrual in 2017 after the Company became aware that a state sales tax liability was both probable and estimable as of December 31, 2017. The state sales tax liability stems from the Company’s ‘Fulfilled by Amazon’ sales agreement which allows Amazon to warehouse the Company’s inventory throughout a number of states. As a result, the Company recorded an expense of $831 thousand in Q4 2017, and approximated $119 thousand additional expense in Q1 2018. During Q2 2018, the Company settled its obligations with a number of states, and re-assessed its liability on the few states remaining, and determined that a reduction of approximately $203 thousand in the sales tax liability was warranted. During Q3 2018, the Company settled additional obligations with some of the remaining states. Additionally, there were no re-assessments to the liability during Q3 2018. As of September 30, 2018, approximately $86 thousand of the original state sales tax liability remains.

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

● Determination of the transaction price — the transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods to the customer. This would be the agreed upon quantity and price per product type in accordance with the customer purchase order, which is aligned with the Company’s internally approved pricing guidelines.

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

Impact of adoption of new revenue guidance on financial statement line items:

Accounts receivable, net:

	September 30, 2018	December 31, 2017
Gross accounts receivable	$4,420,776	$2,811,638
Allowance for doubtful accounts	(20,744)	(15,094)
Allowance for marketing distribution funds *	––	(127,821)
Allowance for returns *	––	(439,211)
Allowance for price protection, promotions *	––	––
Total allowances	(20,744)	(582,126)
Total accounts receivable, net	$4,400,032	$2,229,512

Accrued other expenses:

	September 30, 2018	December 31, 2017
Audit, legal, payroll	$253,255	$314,504
Trademark licensing costs	875,000	750,000
Reserve for returns and allowances*	683,717	––
Other	71,769	108,480
Total accrued other expenses	$1,883,741	$1,172,984

------------------------------------------------------------------------------------------------------------------------------------------------------------
* Upon adoption of ASC 606 on January 1, 2018, certain accounts receivable allowances totaling $683,717 as of September 30, 2018 were reported as accrued other expenses as payable to the Company's customers and settled in cash or by credit on account.

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

Disaggregated revenue by distribution channel:

	Three Months Ended September 30,		Nine Months Ended September 30,
Through :	2018	2017	2018	2017

Retailers	$7,998,492	$8,169,316	$22,745,719	$19,449,302
Distributors	552,346	231,765	1,255,259	503,321
Other	449,222	180,995	858,195	603,534
Total	$9,000,060	$8,582,076	$24,859,173	$20,556,157

Disaggregated revenue by product:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Cable Modems & gateways	$8,162,319	$8,328,518	$22,782,715	$19,785,177
Other	837,741	253,558	2,076,458	770,980
Total	$9,000,060	$8,582,076	$24,859,173	$20,556,157

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

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, and ASU No. 2018-11, Targeted Improvements to Topic 842, Leases. ASU 2018-10 updates Topic 842 in order to clarify narrow aspects of the guidance issued in ASU 2016-02, Leases (Topic 842). Prior to ASU 2018-11, a modified retrospective transition was required for financing or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. ASU 2018-11 provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current generally accepted accounting principles (Topic 840, Leases). An entity that elects this transition method must prove the required Topic 840 disclosures for all periods that continue to be in accordance with Topic 840. The amendments in ASU 2018-10 and ASU 2018-11 are effective when ASU 2016-02 is effective, for fiscal years beginning after December 15, 2018. The Company has evaluated which transition approach it will elect but does not expect the adoption of ASU 2016-02, ASU 2018-10 and ASU 2018-11 to have a significant impact on its consolidated financial statements. The Company will adopt ASC Topic 842 using the alternative transition approach effective January 1, 2019, which requires the Company to apply the new lease standard to (i) all new lease contracts entered into after January 1, 2019 and (ii) all existing lease contracts as of January 1, 2018 through a cumulative adjustment to retained earnings. In accordance with this approach, the Company does not expect there to be a material impact which would require a cumulative effect adjustment.

Reclassification

Certain accrued other expenses as presented in the impact of adoption of new revenue guidance on financial statement line items note above previously classified as “Other” as of December 31, 2017, have been reclassified within “Audit, legal, payroll” for consistency with current quarter presentation. This reclassification had no effect on the reported condensed consolidated balance sheet.

(2) Liquidity

On September 30, 2018 the Company had approximately $1.95 million in bank debt for a $3.0 million asset-based credit line, approximately $238 thousand in cash and cash equivalents, and working capital of approximately $4.0 million. The Company’s credit line has a maturity date of November 2018, and automatically renews unless cancelled under the terms of agreement.

Major uses of cash during the first nine months of 2018 were increases of approximately $2.17 million in accounts receivable, and approximately $1.1 million in inventory. Major contributors to cash were an increase of approximately $1.86 million in bank debt and net income of approximately $752 thousand.

The Company continues to experience sales growth, and had operating profits for four of the last five quarters. The Company expects to maintain acceptable levels of liquidity to meet its obligations as they become due for at least twelve months from the date of issuance of the Company’s Quarterly filing of this Form 10-Q with the Securities Exchange Commission.

 (3) Inventories

Inventories consist of :	September 30, 2018	December 31, 2017
Materials	$1,844,604	$1,524,728
Work in process	90,137	1,149
Finished goods	4,366,053	3,676,426
Total	$6,300,794	$5,202,303

Finished goods includes inventory consigned to Amazon of $1,851,900 at September 30, 2018 and $958,500 at December 31, 2017. The Company reviews inventory for obsolete and slow moving products each quarter and makes provisions based on its estimate of the probability that the material will not be consumed or that it will be sold below cost. The provision for inventory reserves was negligible for both three months ended September 30, 2018 and 2017, respectively.

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

On July 11, 2018, Be Labs, Inc. ("Be Labs") filed a complaint in the U.S. District Court for the District of Delaware (U.S.D.C., D.Del.) against the Company alleging infringement of U.S. Patent Nos. 7,827,581 (“the ’581 patent”) and 9,344,183 (“the ‘183 patent”), both entitled “Wireless Multimedia System.”  Be Labs alleged that the Company’s AC1900 Cable Modem/Routers, including its Model 5363 Routers, infringe both the '581 patent and the ‘183 patent.  In its complaint, Be Labs sought injunctive relief and unspecified compensatory damages. The case was resolved in September 2018 with the entry by the judge of an Order of Dismissal with Prejudice.

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

In August 2017 Zoom entered into an amendment to the License Agreement with Motorola Mobility LLC (the “2017 Amendment”).  The 2017 Amendment expands Zoom’s exclusive license to use the Motorola trademark to a wide range of authorized channels worldwide, and expands the license from cable modems, gateways, consumer routers, WiFi range extenders, home powerline network adapters, and access points to also include MoCa adapters, and cellular sensors. The License Agreement, as amended, has a five-year term beginning January 1, 2016 through December 31, 2020 and increased the minimum trademark licensing payments as outlined below.

In connection with the License Agreement, the Company has committed to reserve a certain percentage of wholesale prices for use in advertising, merchandising and promotion of the related products. Additionally, the Company is required to make quarterly trademark licensing payments equal to a certain percentage of the preceding quarter’s net sales with minimum annual trademark licensing payments as follows:

Year ending December 31,
2018:	$3,500,000
2019:	$4,500,000
2020:	$5,100,000

Trademark licensing expense under the License Agreement was $875 thousand and $750 thousand for the third quarter of 2018 and 2017, respectively, and $2.625 million and $2.25 million for nine months ended September 30, 2018 and 2017, respectively. Trademark licensing expense is included in selling expense on the accompanying condensed consolidated statements of operations. The balance of the committed royalty expense for 2018 amounts to $875,000.

The Company has agreed with North American Production Sharing, Inc. (“NAPS”) to extend the Company’s existing Tijuana facility’s lease in connection with the Production Sharing Agreement (“PSA”) entered into between the Company and NAPS. The extension goes through November 30, 2018 and also facilitates the Company’s contracting with Mexican personnel to work in our Tijuana facility. The Company is in the processing of renewing this agreement.

The Company moved its headquarters on June 29, 2016 from its long time location at 207 South Street, Boston, MA to a nearby location at 99 High Street, Boston, MA. The Company signed a lease for 11,480 square feet that terminates on June 29, 2019. Payments under the lease are zero for the first 2 months, an aggregate of $413,280 for the next 12 months, an aggregate of $424,760 for the next 12 months, and an aggregate of $363,533 for the remaining term of the lease ending June 29, 2019. Rent expense was $104,577 for the third quarter of 2018 and $102,338 for the third quarter of 2017. Rent expense was $318,959 for the first nine months of 2018 and $303,860 for the first nine months of 2017.

(5) Customer Concentrations

The Company sells its products primarily through high-volume retailers and distributors; and also sells through Internet service providers, value-added resellers, and system integrators. The Company supports its major accounts in their efforts to offer a well-chosen selection of attractive products and to maintain appropriate inventory levels.

Relatively few companies account for a substantial portion of the Company’s revenues.  In the third quarter of 2018 two companies accounted for 10% or greater individually, and 77% in the aggregate of the Company’s total net sales. In the first nine months of 2018 two companies accounted for 10% or greater individually, and 78% in the aggregate of the Company’s total net sales. At September 30, 2018, three companies with an accounts receivable balance of 10% or greater individually accounted for a combined 72% of the Company’s accounts receivable. In the third quarter of 2017 three companies accounted for 10% or greater individually, and 92% in the aggregate of the Company’s total net sales. In the first nine months of 2017 three companies accounted for 10% or greater individually, and 90% in the aggregate of the Company’s total net sales. At September 30, 2017 three companies with an accounts receivable balance of 10% or greater individually accounted for a combined 83% of the Company’s accounts receivable.

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

The Company is required to calculate its loan covenant compliance on a quarterly basis. At September 30, 2018, the Company was in compliance with both its working capital and tangible net worth covenants. At September 30, 2018, the Company’s tangible net worth was approximately $4.3 million, above the $2 million requirement; and the Company’s working capital was approximately $4.0 million, above the $1.75 million requirement. The Company's maximum borrowing at any time is 75 percent of eligible receivables less offsets, if any, with the total maximum borrowing capped at $3.0 million. On September 30, 2018 there was a $1.95 million outstanding loan balance and approximately $0.96 million of unused loan availability.

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

Diluted earnings per common share for the three-month period ended September 30, 2018 was $0.02, and includes the dilutive effects of 724,958 common share equivalents. Diluted earnings per common share for the three-month period ended September 30, 2017 was $0.02 and includes the effects of 1,466,089 common share equivalents. Diluted earnings per common share for the nine-month period ended September 30, 2018 was $0.05, and includes the dilutive effects of 724,958 common share equivalents. Diluted loss per common share for the nine-month period ended September 30, 2017 excludes the effects of 1,466,089 common share equivalents, since such inclusion would be anti-dilutive. The common share equivalents consist of common shares issuable upon exercise of outstanding stock options.

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

Overview

We derive our net sales primarily from sales of Internet access and other communications-related products including cable modems and modem/routers, Digital Subscriber Line (“DSL”) modems and modem/routers, routers and other local area network products, and dial-up modems through retailers, distributors, and other customers. We sell our products through a direct sales force and through independent sales agents. All of our employees are located at our headquarters in Boston, Massachusetts.  We are experienced in electronics hardware, firmware, and software design and test, regulatory certifications, product documentation, and packaging; and we use that experience in developing each product in-house or in partnership with suppliers who are typically based in Asia. Electronic assembly and testing of our products in accordance with our specifications is typically done in Asia, and we do further testing, warehousing, and shipping in our Tijuana facility.

In July 2016 Zoom headquarters moved from our long-time location at 207 South Street to 99 High Street in Boston. The lease for this new location terminates June 29, 2019. We also lease a test/warehouse/ship facility in Tijuana, Mexico. In November 2014 we signed a one-year lease with five one-year renewal options thereafter for an 11,390 square foot facility in Tijuana, Mexico. In September 2015, we extended the term of the lease from December 1, 2015 through November 30, 2018. In September 2015, we also signed a new lease for additional space in the adjacent building, which doubled the existing capacity. The term of the lease is from March 1, 2016 through November 30, 2018; and the Company expects to renew this lease.

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

As of September 30, 2018, we had thirty-three full-time and part-time employees. Eleven employees were engaged in research and development and quality control. Four employees were involved in operations, which manages production, inventory, purchasing, warehousing, freight, invoicing, shipping, collections, and returns. Eleven employees were engaged in sales, marketing, and customer support. The remaining seven employees performed executive, accounting, administrative, and management information systems functions. We currently have twenty-nine full-time employees and four employees working less than 5 days per week, typically 4 days per week. Our dedicated personnel in Tijuana, Mexico are employees of our Mexican service provider and not included in our headcount. As of September 30, 2018, we had two consultants in sales and one consultant in information systems, none of whom is included in our employee headcount.

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

● Determination of the transaction price — the transaction price is determined based on the consideration to which we will be entitled in exchange for transferring goods to the customer. This would be the agreed upon quantity and price per product type in accordance with the customer purchase order, which is aligned with our internally approved pricing guidelines.

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
Original equipment manufacturers

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

Results of Operations

Comparison of the three months ended September 30, 2018 to the three months ended September 30, 2017

Summary. Net sales were $9.0 million for the third quarter ended September 30, 2018 (“Q3 2018”), up 4.9% from $8.58 million for the third quarter ended September 30, 2017 (“Q3 2017”). We reported net income of $346 thousand for Q3 2018, compared to net income of $377 thousand for Q3 2017.

Net Sales. Our total net sales for Q3 2018 increased $418 thousand or 4.9% from Q3 2017, primarily due to higher sales volume of Motorola branded products.

Concentration. In Q3 2018 two companies accounted for 10% or greater separately and 77% combined of the Company’s total net sales. At September 30, 2018 three companies with an accounts receivable balance of 10% or greater accounted for a combined 72% of the Company’s accounts receivable. In Q3 2017, three companies accounted for 10% or greater separately and 92% combined of the Company’s total net sales. At September 30, 2017 three companies with an accounts receivable balance of 10% or greater accounted for a combined 83% of the Company’s accounts receivable.

Gross Profit. Gross profit was $3.27 million or 36.4% of net sales in Q3 2018, up from $3.07 million or 35.7% of net sales in Q3 2017. Improvement in gross profit was primarily due to increased total sales and higher sales through online retailers, or etailers, which carry more favorable margins.

Selling Expense. Selling expense was $2.03 million or 22.6% of net sales in Q3 2018, up from $1.81 million or 21.1% of net sales in Q3 2017. The increase of $220 thousand was primarily due to increased advertising costs and Motorola brand royalty payments.

General and Administrative Expense. General and administrative expense was $438 thousand or 4.9% of net sales in Q3 2018, up 14.3% from $383 thousand or 4.5% of net sales in Q3 2017. The increase of $55 thousand was primarily due to increases in stock option costs and legal expenses.

Research and Development Expense. Research and development expense was $420 thousand or 4.7% of net sales in Q3 2018, down from $457 thousand or 5.3% of net sales in Q3 2017. The decrease of $37 thousand was primarily due to decreases in certification expenses, partially offset by increased stock option costs.

Other Income (Expense). Other expense was $33 thousand in Q3 2018 due to interest expense related to our bank credit line. Other expense was $31 thousand in Q3 2017, also due to interest expense on our bank debt.

Net Income (Loss). Net income was $346 thousand for Q3 2018, compared to net income of $377 thousand for Q3 2017.

Comparison of the nine months ended September 30, 2018 to the nine months ended September 30, 2017

Summary. Net sales of $24.86 million for the first nine months of 2018 were up 20.9% from net sales of $20.56 million for the first nine months of 2017. Our net income was $0.75 million for the first nine months of 2018, compared to a net loss of $0.98 million for the first nine months of 2017. Earnings per diluted share was $0.05 in the nine months ended September 30, 2018 compared to a loss per diluted share of $0.07 for the nine months ended September 30, 2017.

Net Sales. Our total net sales for the first nine months of 2018 increased $4.3 million or 20.9% from the first nine months of 2017, primarily due to sales growth of Motorola branded products.

Concentration. In the first nine months of 2018, two companies accounted for 10% or greater separately and 78% combined of the Company’s total net sales. In the first nine months of 2017, three companies accounted for 10% or greater separately and 90% combined of the Company’s total net sales.

Gross Profit. Gross profit was $9.29 million for the first nine months of 2018, up $2.29 million or 32.8% from gross profit of $6.99 million for the first nine months of 2017. Improvement in gross profit was primarily due to increased sales. The improvement in gross margin was due to a higher volume of sales through etailers, which carry more favorable margins, as well as an increase in total sales, which reduced our fixed overhead as a percentage of sales.

Selling Expense. Selling expense was $6.2 million or 25.0% of net sales in the first nine months of 2018, up from $5.34 million or 26.0% of net sales in the first nine months of 2017. The increase of $0.87 million was primarily due to increased advertising costs and Motorola royalty payments, partially offset by decreases in marketing funds and freight costs.

General and Administrative Expense. General and administrative expense was $1.06 million or 4.3% of net sales for the first nine months of 2018, down 8.2% from $1.15 million or 5.6% of net sales for the first nine months of 2017. The decrease of $94 thousand was due primarily reassessment of sales tax liability, and decreased marketing and promotion costs.

Research and Development Expense. Research and development expense was $1.20 million or 4.8% of net sales in the first nine months of 2018, down 12.3% from $1.37 million or 6.7% of net sales in the first nine months of 2017. The decrease of $169 thousand was due primarily to decreased product certification testing and compliance.

Other Income (Expense). Other expense was $45 thousand in the first nine months of 2018, and was $98 thousand in the first nine months of 2017, due to interest expense related to our bank credit line.

Net Income (Loss). Net income was $752 thousand for the first nine months of 2018, compared to the net loss of $980 thousand for the first nine months of 2017.

Liquidity and Capital Resources

On September 30, 2018 we had approximately $1.95 million in bank debt for a $3.0 million asset-based credit line, approximately $238 thousand in cash and cash equivalents, and working capital of approximately $4.0 million. Our credit line has a maturity date of November 2018, and automatically renews unless cancelled under the terms of agreement.

Major uses of cash during the first nine months of 2018 were increases of approximately $2.17 million in accounts receivable, and approximately $1.1 million in inventory. Major contributors to cash were an increase of approximately $1.86 million in bank debt and net income of approximately $752 thousand.

We continue to experience sales growth, and had operating profits for four of the last five quarters. We expect to maintain acceptable levels of liquidity to meet our obligations as they become due for at least twelve months from the date of filing of this Quarterly Report on Form 10-Q with the Securities Exchange Commission.

Commitments

During the nine months ended September 30, 2018, there were no material changes to our capital commitments and contractual obligations from those disclosed in our Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2018, there were no material changes to our off-balance sheet arrangements from those disclosed in our Form 10-K for the year ended December 31, 2017.

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

In connection with the preparation of this Quarterly Report on the Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2018. Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There have been no significant changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially or are reasonably likely to materially affect our internal control over financial reporting.

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

We import almost all of our products from manufacturers in China. The Office of the U.S. Trade Representative (the “USTR”) recently implemented a 10% tariff that affects close to 100% of our products imported into the U.S., and proposed a 25% tariff that is likely to begin in January 2019. If these or other significant tariffs occur, they could materially negatively impact our financial results; as we will likely only be able to pass some of the costs of the tariffs on to our customers. Further, even if we are able to pass the costs on, it would be likely to reduce the amount of impacted products that customers in the U.S. purchase. While we may be able to shift the manufacturing locations for some of these products to locations that would not be subject to the proposed tariffs, executing such a shift would take significant time and would be difficult or impracticable for many products; and manufacturing in such locations would likely increase our manufacturing costs.

In addition, the current U.S. presidential administration has in the past discussed modifying or withdrawing from the North American Free Trade Agreement (“NAFTA”). The vast majority of our products currently move through our facility in Mexico, where we perform test, quality control, warehousing, shipping, and other functions.  Future modifications to, or withdrawal from, NAFTA could also have a material negative impact on our financial results.

Except for the risk factor set forth above, there have not been any material changes from the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 6.
EXHIBITS

Exhibit No.	Exhibit Description
10.1
Employment Agreement between Zoom Telephonics, Inc. and Joseph Wytanis, dated as of October 4, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on October 18, 2018).

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

ZOOM TELEPHONICS, INC. (Registrant)

Date: November 13, 2018	By:	/s/ Frank B. Manning
Frank B. Manning, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.1
Employment Agreement between Zoom Telephonics, Inc. and Joseph Wytanis, dated as of October 4, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on October 18, 2018).

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