Form 10-K
period 2018-12-31
Zoom Telephonics, Inc.
filed 2019-04-01
CIK 1467761

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes   ☑     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the common stock, $0.01 par value, of the registrant held by non-affiliates of the registrant as of June 30, 2018, based upon the last sale price of such stock on that date as reported by the OTCQB, was $41,743,289.

The number of shares outstanding of the registrant's common stock, $0.01 par value, as of March 20, 2019 was 16,154,681 shares.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the definitive proxy statement for our 2019 annual meeting of stockholders, which is to be filed within 120 days after the end of the fiscal year ended December 31, 2018, are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
_______________________________________

Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial terms, any statements of plans or objectives of management for future operations, any statements concerning proposed new products or licensing or collaborative arrangements, any statements regarding future economic or performance, any statement of assumptions underlying any of the foregoing. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to statements regarding:

         ●
our ability to generate sales of Motorola brand products sufficient to make that portion of our business profitable;

●
the impact of the recent tariff on most of the products we import from China;

●
the sufficiency of our capital resources and the availability of debt and equity financing;

         ●
potential costs and senior management distraction associated with patent-related legal proceedings;

●
our reliance on a limited number of customers for a large portion of our revenue;

●
the effect of changes in cable service providers’ policies of offering discounts when customers supply their own modem;

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

●
capacity constraints in our Mexican operations could impact sales and hurt customer relationships;

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

●
the impact of changes in environmental and other regulations on our ability to obtain necessary certifications for our products and services;

●
changes in laws or governmental regulations and industry standards impacting our products;

●
our reliance on the continued service of our Chief Executive Officer and other key employees;

●
our ability to protect our intellectual property and to operate without infringing the intellectual property of others;

●
the impact of state sales tax in some states where Amazon holds our inventory; and

●
our ability to retain the Motorola brand license for the Motorola brand products we produce.

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

Cable modem products, including both cable modems and cable gateways, were Zoom’s highest revenue product category in 2015 through 2018. Cable modems provide a high-bandwidth connection to the Internet through a cable that connects to the cable service provider’s managed broadband network. When a cable modem also includes a built-in WiFi router, it is called a cable modem/router or cable gateway. We began shipping cable modems in 2000. Our primary means of distribution to end-users in the US, our primary market, is through national retailers and distributors. Beginning in 2016 we started offering cable modems and modem/router “gateways” under the Motorola brand. In response to demand for faster connection speeds and increased functionality including improved WiFi performance and faster Internet speeds, we have invested and continue to invest resources to advance our cable modem product line.

Our mobile broadband products provide or use a cell-modem connection to the Internet, communicating through a mobile service provider’s mobile broadband network. These products target both the consumer and machine-to-machine (“M2M”) markets. Zoom has sold mobile broadband modems in the past, and Zoom plans to continue to expand its line of mobile broadband products.

Our DSL modems provide a high-bandwidth connection to the Internet through a telephone line that typically connects to compatible DSL equipment that is managed by the DSL service provider. In past years Zoom has shipped Asymmetrical DSL (“ADSL”) modems. Zoom began shipping a DSL AC1600 modem/router with both Very high bit-rate DSL (“VDSL”) and ADSL capabilities during the first half of 2018.

Our dial-up modems connect personal computers and other devices to the local telephone line for transmission of data, fax, voice, and other information. Our dial-up modems enable personal computers and other devices to connect to other computers and networks, including the Internet, at top data speeds up to 56,000 bits per second. Zoom’s sales of dial-up modems, our largest source of revenues from the mid-eighties through 2010, have declined significantly and are expected to continue their decline due to the ongoing adoption of broadband access.

In August 2016 we extended our Motorola license to a worldwide exclusive license that includes cable modems and gateways, WiFi routers, WiFi range extenders, powerline communication devices, and related products. In August 2017 we further extended our Motorola license to a worldwide exclusive license for DSL modems and gateways, cellular modems and gateways, and MoCA products, and to a worldwide non-exclusive license for cellular sensors. We introduced under the Motorola brand two WiFi routers, one range extender, and one MoCA Adapter in 2017. In 2018 we introduced into the retail market under the Motorola brand two WiFi routers and a DSL modem/router. We plan to continue to introduce products in these categories including mesh routers, cellular modems and modem/routers, and cellular sensors.

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

Cable Modems

We have obtained CableLabs® certification for our currently marketed cable modems, and these cable modems have also received a number of cable service provider certifications. The lengthy, expensive, and technically challenging certification process has been and continues to be a significant barrier to cable modem market entry.

Zoom sells cable modems to end-users through retailers and cable service providers. While sales through the retail channel have been significant, they have been handicapped by the fact that all cable service providers offer cable modems directly with their service. Zoom will continue its cable modem sales focus on retailers, and plans to direct significant efforts toward selling to cable service providers.

During 2015 Zoom’s cable modem revenues were primarily from four types of Zoom brand cable modems, all supporting Data Over Cable Service Interface Specification (“DOCSIS”) 3.0 with either 16 or 8 downstream channels and 4 upstream channels (“16x4” or “8x4”). One product was an 8x4 cable modem bridge, one was a 16x4 cable modem bridge, one was an 8x4 cable modem gateway that included an N300 wireless-N router, and one was an 8x4 cable modem gateway that included an 802.11ac (“wireless-AC”) AC1900 router. Zoom continues to sell a small quantity of Zoom brand cable modems, but Zoom’s primary cable modem sales from 2016 through 2018 were of Motorola brand cable modem products.

In May 2015, Zoom entered into an agreement to license certain Motorola trademarks from Motorola Trademark Holdings, LLC (“Motorola”) for cable modem products. From January 1, 2016 through December 31, 2020 we are authorized to manufacture, sell and market consumer cable modem products through certain authorized sales channels using the Motorola trademarks. The agreement includes numerous requirements intended to assure the quality and reputation of Motorola brand products. In January 2016 Zoom, through its MTRLC LLC subsidiary which was formed on October 6, 2015, began shipping cable modems under the Motorola brand. Zoom will also continue to ship Zoom brand cable modems, but these will be distinctly different from our Motorola brand cable modem products. In August 2016, Zoom entered into an amendment to the license agreement with Motorola. The amendment expands Zoom’s exclusive license to use the Motorola trademark to a wide range of authorized channels worldwide, and expands the license from cable modems and gateways to also include consumer routers, WiFi range extenders, home powerline network adapters, and related products. In August 2017, we further extended our Motorola license to a worldwide exclusive license for DSL modems and gateways, cellular modems and gateways, and MoCA products, and to a worldwide non-exclusive license for cellular sensors. We introduced under the Motorola brand three WiFi routers, one range extender, one MoCA Adapter, and one DSL modem/router in 2017 and 2018. Zoom plans to extend this product line, adding mesh routers and range extenders, cellular sensors, and new MoCA adapters.

Zoom currently ships ten Motorola brand cable modem products. The least expensive product in this line is an 8x4 DOCSIS 3.0 cable modem, and the most expensive is a cable gateway that includes a 24x8 DOCSIS 3.0 cable modem, an AC1900 WiFi router with Power Boost, and two telephone lines. Zoom’s product line includes a 24x8 cable modem and a DOCSIS 3.1 cable modem. In the future Zoom plans to extend its DOCSIS 3.1 product line, adding high-performance modem/routers including mesh routers.

DSL Modems

Our DSL modems have incorporated the ADSL standards that are currently most popular worldwide. During the first half of 2018 Zoom began shipping a VDSL/ADSL AC1600 gateway product.

Mobile Broadband Modems and Routers

During the second half of 2009 Zoom began shipping its first mobile broadband or “cellular” products, mobile broadband USB modems and wireless-N routers. In 2017 Zoom introduced a new line of USB cellular modems, and Zoom’s line now includes LTE cell modems certified by AT&T and Verizon. Zoom plans to expand its line to include faster cellular modems including LTE Category 4, or Cat4, cell modems and, at some point, 5G cellular modems. Zoom also plans to introduce cellular modem/routers, including one with wireless technology to support sensors and other IoT (Internet of Things) products.

Dial-Up Modems

We have a line of external Serial and USB dial-up modems with data speeds up to 56,000 bps. These modems are typically designed to work with almost any terminal or computer, and to work with many computer operating systems including Windows, Apple, Linux, and others. We sell and market dial-up modems under the Zoom® and Hayes® brands, occasionally bulk packed for some OEM and high-volume accounts.

Local Area Network Products

In 2017 Zoom began shipping its first Motorola brand local area network products including a Motorola AC1900 router, a Motorola AC1700 router, a Motorola AC2600 router, a Motorola AC1200 range extender, and a Motorola Bonded 2.0 MoCA Adapter. When plugged into a cable modem or other broadband modem, WiFi routers provide shared Internet access for WiFi and Ethernet devices. A range extender is typically used to extend the WiFi coverage of a router. A MoCA Adapter provides an Ethernet connection over coaxial cable between a MoCA-capable router and an HDTV, PC, or other device connected to the MoCA Adapter. Zoom plans to sell its Motorola brand Local Area Network products in the US and internationally.

Mobile Broadband Sensors

 In 2019 Zoom plans to introduce a line of sensor products that communicate sensor data via a built-in cellular modem through the Internet to a smartphone or browser-enabled device. This cellular approach typically makes these sensors easier to install than a sensor that requires a router and a broadband connection. This approach can be teamed up with a very low cost data plan, since the amount of data being transmitted is low. Zoom’s first product is a multi-sensor that senses temperature, humidity, earthquake and other vibration, motion, water, light, and power loss. Zoom believes that there is significant potential for cellular sensor products, but that there are significant risks including risk relating to delays in finishing these products and risks from competitors.

 Products for Markets outside North America

Products for countries outside the US typically differ from a similar product for the US due to different regulatory and certification requirements, country-specific phone jacks and AC power adapters, and language-related specifics. As a result, the introduction of new products into markets outside North America can be costly and time-consuming. In 1993 we introduced our first dial-up modem approved for selected Western European countries. Since then we have sold our products into a number of markets outside North America. We have received regulatory certifications for, and are currently selling our products in a number of countries, including the US, the United Kingdom (“UK”), and Canada. We intend to continue to expand and enhance our product line for our existing markets and to seek certifications for the sale of new products outside the US. Most importantly for sales outside the US, we hope to sell Motorola brand local area network products in the UK, Canada, Latin America, and other regions. The vast majority of our sales were in North America from 2015 through 2018 due to the fact that the US is by far the largest market for cable modems sold through retailers. We expect the US to continue to account for most of our sales. However, we expect significant growth outside North America due to our worldwide Motorola license for a number of local area network products, DSL products, and cellular products.

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

Relatively few companies account for a substantial portion of the Company’s revenues.  In 2018 two companies accounted for 10% or greater individually, and 78% in the aggregate of the Company’s total net sales. At December 31, 2018, four companies with an accounts receivable balance of 10% or greater individually accounted for a combined 79% of the Company’s accounts receivable. In 2017 three companies accounted for 10% or greater individually, and 90% in the aggregate of the Company’s total net sales. At December 31, 2017 three companies with an accounts receivable balance of 10% or greater individually accounted for a combined 84% of the Company’s accounts receivable.

Distributors and Retailers outside North America

In markets outside North America we sell and ship our products primarily to distributors. We believe that sales growth outside North America will continue to require substantial additional investments of resources for product design and testing, regulatory certifications, native-language instruction manuals and software, packaging, sales support, and technical support. We have made this investment in the past for many countries, and we expect to make this investment for some countries and products in the future.   However, we anticipate that the majority of sales in the next two years will come from North America, partly because the US is one of the few countries with a robust retail cable modem market due to Federal regulations in the US. As we expand beyond cable modems and put more emphasis on service providers, the proportion of our sales from countries outside the US should increase.

In 2016 we announced a master distributor agreement with T&W, a Chinese manufacturer and our primary supplier, whereby T&W will be the master distributor for some of our Motorola brand product categories in China. We hope to have similar agreements for some other countries, but there is no guarantee that we will have such agreements. We have distributors in several countries, and we hope to add other distributors outside North America. We also hope that over time our sales to service providers outside the US will increase.

North American High-volume Retailers and Distributors

In North America we reach the retail market primarily through high-volume retailers. Our North American retailers include Best Buy, Micro Center, Target, Wal-Mart, Fry’s, and others including Amazon and other Web-focused retailers.

We sell significant quantities of our products through distributors, who often sell to corporate accounts, retailers, service providers, value-added resellers, equipment manufacturers, and other customers. Our North American distributors include D&H Distributing and Ingram Micro.

Internet and Telephone Service Providers

In past years our sales have included DSL modems sold to DSL service providers in the US and in some other countries. We plan to continue selling to and supporting these customers. In addition, we expect to increase our sales of cable modem and mobile broadband products to service providers.

System Integrators and Original Equipment Manufacturers

Our system integrator and OEM customers sell our products under their own name or incorporate our products as a component of their systems. We seek to be responsive to the needs of these customers by providing on-time delivery of high-quality, reliable, cost-effective products with strong engineering and sales support. We believe that our cell modems are particularly appropriate for future sales to system integrator and OEM customers.

Sales, Marketing & Support

Our sales, marketing, and support are primarily managed from our headquarters in Boston, Massachusetts. In North America we sell our Zoom, Motorola, Hayes, and private-label dial-up modem products through Zoom's sales force and through commissioned independent sales representatives managed and supported by our own staff. Most service providers have been serviced by Zoom's sales force, but we expect an increasing share of our service provider business to come from distibutors who sell to service providers. Worldwide technical support is primarily handled from our Boston headquarters.

We believe that Motorola, Zoom, and Hayes are widely recognized brand names. We build upon our brand equity in a variety of ways, including Amazon advertising, Google Adwords advertising, Facebook advertising, retailer cooperative advertising, product packaging, trade shows, and public relations.

We attempt to develop quality products that are user-friendly and that require minimal support. We typically support our claims of quality with product warranties of one to two years, depending upon the product. To address the needs of end-users and resellers who require assistance, we have our own staff of technical support specialists.  They provide telephone support six days per week in English and Spanish. Our technical support specialists also maintain a significant Internet support facility that includes email, firmware and software downloads, and the SmartFacts™ Q&A search engine.

Research & Development

Our research and development efforts are focused on developing new products, enhancing the capabilities of existing products, and reducing production costs. We have developed close collaborative relationships with certain of our Original Design Manufacturer (“ODM”) suppliers and component suppliers. We work with these partners and other sources to identify and respond to emerging technologies and market trends by developing products that address these trends. We also develop all the hardware and firmware for certain products in-house, including some cellular modems and some future cellular sensors.

The Company’s costs on research and development were $1.8 million for 2018 and $1.9 million for 2017. The primary reason for the decline in research and development costs was reduced new product certification and testing costs. As of December 31, 2018 we had eleven employees engaged primarily in research and development. Our research and development team performs electronics hardware design and layout, mechanical design, prototype construction and testing, component specification, firmware and software development, product testing, foreign and domestic regulatory certification efforts, end-user and internal documentation, and third-party software selection and testing.

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

Historically we have used one primary manufacturer for a given design. We sometimes maintain back-up production tooling at a second manufacturer for our highest-volume products. Our manufacturers are normally adequate to meet reasonable and properly planned production needs; but a fire, natural calamity, strike, financial problem, or other significant event at an assembler's facility could adversely affect our shipments and revenues. In 2018, one supplier provided 99% of our purchased inventory. The loss of a key supplier, or a material adverse change in a key supplier’s business or in our relationship with a key supplier, could materially and adversely harm our business.

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

We have experienced delays in receiving shipments of essential integrated circuits in the past, and we may experience such delays in the future. Moreover, we cannot assure that a chipset supplier will, in the future, sell chipsets to us in quantities sufficient to meet our needs or that we will purchase the specified dollar amount of products necessary to receive concessions and incentives from a chipset supplier. An interruption in a chipset supplier's ability to deliver chipsets, a failure of our suppliers to produce chipset enhancements or new chipsets on a timely basis and at competitive prices, a material increase in the price of the chipsets, our failure to purchase a specified dollar amount of products or any other adverse change in our relationship with modem component suppliers could have a material adverse effect on our results of operations.

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

From September 24, 2018 through the date of this report, almost 100% of our products have been subject to a 10% tariff because they are produced in China and they are in product categories subject to a 10% tariff on our cost of goods at the time of entry into the US. This has a significant impact on our cost of inventory and profitability. Because these tariffs may not be reduced and may even be increased, we are actively working on finding production capability outside China. Our largest supplier is actively working on setting up a major production capability in Vietnam, but we do not expect that to affect us until approximately the third quarter of 2019.

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

●
Dial-up modem competitors: Hiro, Lite-On, Multitech, and US Robotics.

●
DSL modem competitors: Arris, Actiontec, Asus, Aztech, Belkin / Linksys, D-Link, Huawei, Netgear, Sagemcom (formerly Sagem), Technicolor, TP-Link, Xavi, and ZyXEL Communications.

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

Successfully penetrating the broadband modem market presents a number of challenges, including:

●
the current limited retail market for broadband modems, as most consumer broadband users get their modem from their service provider;

●
the relatively small number of cable, telecommunications and Internet service providers that make up the majority of the market for broadband modems in the USA, our largest market;

●
the significant bargaining power and market dominance of these large service providers;

●
the time-consuming, expensive and uncertain certification processes of the various cable, DSL and mobile broadband service providers; and

●
the strong relationships with service providers enjoyed by some incumbent equipment providers, including ARRIS for cable modems and Huawei for DSL and mobile broadband modems.

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

Backlog

Our backlog on February 28, 2019 was $136 thousand, and on February 28, 2018 was $428 thousand. Orders included in backlog may be canceled or rescheduled by customers without significant penalty. Backlog as of any particular date should not be relied upon as indicative of our net sales for any future period.

Employees

As of February 28, 2019, Zoom had thirty-three full-time and part-time employees. Eleven employees were engaged in research and development and quality control. Four employees were involved in operations, which manages production, inventory, purchasing, warehousing, freight, invoicing, shipping, collections, and returns. Eleven employees were engaged in sales, marketing, and customer support. The remaining seven employees performed executive, accounting, administrative, and management information systems functions. Zoom currently has twenty-nine full-time employees and three employees working less than 5 days per week, typically 4 days per week. Our dedicated personnel in Tijuana, Mexico are employees of our Mexican service provider and not included in our headcount. On February 28, 2019, Zoom had two consultants, one in sales and one in information systems, who are not included in our headcount.

Executive Officers

The names and biographical information of our current executive officers are set forth below:

Name	Age	Position with Zoom
Frank B. Manning	70	Chief Executive Officer, Acting Chief Financial Officer, & Chairman of the Board
Joseph L. Wytanis	59	President & Chief Operating Officer
Terry Manning	67	Vice President of Sales and Marketing
Deena Randall	65	Vice President of Operations

Frank B. Manning is a co-founder of our company. Mr. Manning has been our chief executive officer and a Director since May 1977, and served as our president from 1977 through 2018. He has served as our chairman of the board since 1986. He earned his BS, MS and PhD degrees in Electrical Engineering from the Massachusetts Institute of Technology, where he was a National Science Foundation Fellow. From 1998 through late 2006 Mr. Manning was also a director of the Massachusetts Technology Development Corporation, a public purpose venture capital firm that invests in seed and early-stage technology companies in Massachusetts. Mr. Manning is the brother of Terry Manning, our vice president of sales and marketing. From 1999 to 2005 Mr. Frank Manning was a Director of Intermute, a company that Zoom co-founded and that was sold to Trend Micro Inc., a subsidiary of Trend Micro Japan. Mr. Manning was a Director of Unity Business Networks, a hosted VoIP service provider, from Zoom's investment in July 2007 until Unity’s acquisition in October 2009. From its inception until November 2010 Mr. Manning was also a director of Zoom Technologies, Inc. Mr. Manning’s extensive experience as our CEO and President for many years, as well as his overall experience and professional skills in electronics and business, enable him to capably serve multiple roles at Zoom including Chief Executive Officer, Acting Chief Financial Officer, and Chairman of Zoom’s Board of Directors.

Joseph L. Wytanis joined us in 2018 as a high technology senior level executive with extensive experience in consumer electronic and communication companies. Prior to joining Zoom, he served as Senior Practice Engagement Partner at Infosys Limited from March 2018, where he provided engineering services consulting to cable, mobile and satellite service operators and has also served as a Principal at High Tech Associates, LLC since August 2011, where he provided consulting services relating to vision, strategy, business development and marketing. Mr. Wytanis served as Executive Vice President and Chief Operating Officer at SMC Networks, Inc. from January 2012 through August 2014, where he successfully led the introduction of a complete line of cable home networking products and smart home IoT products. He previously served as a Vice President and General Manager at Scientific-Atlanta/Cisco System, Inc. from 2000 through 2011, where he helped to grow the Cable Home Networking Business Unit froma start-up to a profitable business, and prior to that held marketing, business and strategy positions with Panasonic, BellSouth, NCR/AT&T, Northern Telecom and the Associated Press. Mr. Wytanis earned a BS in Business Administration/Marketing from Rowan University and an MBA from the University of Georgia, Terry College of Business.

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

In May 2015 Zoom entered into an agreement to exclusively license the Motorola brand trademark for use with cable modem products in North America for five years starting with shipments January 2016. In August 2016 that agreement was amended to include WiFi routers, range extenders, and other products worldwide, and to increase the minimum royalty payments. In August 2017 that agreement was amended again to include cellular modems and routers, DSL modems and routers, MoCA Adapters, and cellular sensors, and to increase the minimum royalty payments. In connection with this opportunity, Zoom has an aggressive plan to continue to introduce new Motorola brand products. Our product development plan has and will continue to increase our costs and may result in cost overruns and delays. If our sales of Motorola brand products do not meet our forecasts, this may result in excess inventory and a shortage of cash. In addition, the license agreement includes significant minimum quarterly royalty payments due by Zoom, which increased $250 thousand in 2019. If we are unable to sell a sufficient number of Motorola brand products to offset these minimum royalty payments, our net income and cash position will be reduced and we may continue to experience losses.

Tariffs significantly harm our cash flow and profitability, and they may continue to do that in the future.

From September 24, 2018 to date almost 100% of our products have been subject to a 10% tariff because they are produced in China and they are in product categories subject to a 10% tariff on our cost of goods at the time of entry into the USA. This has a significant impact on our cost of inventory and profitability. Because these tariffs may not be reduced and may even be increased, we are actively working on finding production capability outside China. Our largest supplier is actively working on setting up a major production capability in Vietnam, but we do not expect that to affect us until approximately the third quarter of 2019. It is not possible to predict the impact of tariffs in the future, but that could have a material adverse impact on our net income and cash position will be reduced and we may continue to experience losses.

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

Relatively few companies account for a substantial portion of the Company’s revenues.  In 2018 two companies accounted for 10% or greater individually, and 78% in the aggregate of the Company’s total net sales. At December 31, 2018, four companies with an accounts receivable balance of 10% or greater individually accounted for a combined 79% of the Company’s accounts receivable. In 2017 three companies accounted for 10% or greater individually, and 90% in the aggregate of the Company’s total net sales. At December 31, 2017 three companies with an accounts receivable balance of 10% or greater individually accounted for a combined 84% of the Company’s accounts receivable.

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

We obtain certain key parts, components, and equipment from sole or limited sources of supply. In 2018, the Company had one supplier that provided 99% of the Company's purchased inventory. In 2017, the Company had one supplier that provided 97% of the Company's purchased inventory. Also, as examples, the vast majority of our broadband modems use Broadcom chipsets and the vast majority of our dial-up modems use Conexant chipsets.  The loss of the services of any of our significant suppliers or a material change in their business or their relationship with us could harm our business and operating results. In the past we have experienced long lead-times and significant delays in receiving shipments of modem chipsets from our sole source suppliers. We may experience similar delays in the future. In addition, some products may have other components that are available from only one source. If we are unable to obtain a sufficient supply of components from our current sources, we would experience difficulties in obtaining alternative sources or in altering product designs to use alternative components. Resulting delays or reductions in product shipments could damage relationships with our customers, and our customers could decide to purchase products from our competitors. Inability to meet our customers’ demand or a decision by one or more of our customers to purchase products from our competitors could harm our operating results.

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

Our operations are subject to a number of risks that could harm our business.

 Currently our business is significantly dependent on our operations outside the US, particularly the production of substantially all of our products. For the fiscal year ending December 31, 2018 sales outside North America were only 2.0% of our net sales.  However, almost all of our manufacturing operations are now located outside of the US.  The inherent risks of international operations could harm our business, results of operation, and liquidity. For instance, our operations in Mexico are subject to the challenges and risks associated with international operations, including those related to integration of operations across different cultures and languages, and economic, legal, political and regulatory risks. In addition, fluctuations in the currency exchange rates have had, and may continue to have, an adverse effect on our operating results. The types of risks faced in connection with international operations include, among others: regulatory and communications requirements and policy changes; currency exchange rate fluctuation, including changes in value of the Mexican peso relative to the US dollar; cultural differences; reduced control over staff and other difficulties in staffing and managing foreign operations; reduced protection for intellectual property rights in some countries; political and economic changes and disruptions; governmental currency controls; shipping costs; strikes and work slowdowns at ports or other locations in the supply path; and import, export, and tariff regulations.  Almost all of our products are built in mainland China or Taiwan, so these products are subject to numerous risks including currency risk and economic, legal, political and regulatory risks.  Additionally, the Trump Administration has recently instituted or proposed other changes in trade policies that include the negotiation or termination of trade agreements, including the North America Free Trade Agreement, or NAFTA, economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the US and other countries where we conduct our business. The Trump Administration has also negotiated a replacement trade deal for NAFTA with Mexico and Canada, known as the United States-Mexico-Canada Agreement, or USMCA, which still needs to be ratified by the respective government of each of the three countries. It may be time-consuming and expensive for us to alter our business operations in order to adapt to or comply with any such changes. If the United States were to withdraw from or materially modify NAFTA or other international trade agreements to which it is a party, or if tariffs were raised on the China-sourced products that we buy, our costs for such products could increase significantly, which in turn could have a material adverse effect on our business, financial condition and results of operations.

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

Cable modems and other broadband modems represented approximately 90% of Zoom’s net sales during 2018. These products have experienced long lead-times due to certain component production lead-times of up to 20 weeks and due to manufacturer-related delays, and these long lead times may significantly reduce our potential sales.

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

We Could Be Subject to Additional Sales Tax or Other Tax Liabilities.

States have varying policies regarding when a company has a taxable presence in the state. There are many factors to consider when determining if state nexus exists, including inventory consignment to ordering and fulfillment entities such as Amazon. This affects us, partly because we cannot control the warehouses where Amazon chooses to store our inventory. We have policies and procedures in place to collect and pay sales tax for Amazon sales in states where we believe we have nexus and are required to charge sales tax. However, it is possible that we will be negatively impacted by a change in Amazon policy, state laws and policies, court decisions, Federal law, or our decisions about where sales tax is owed. In addition, we may incur income tax liability in some states where we have nexus.

Our revenues may be severely reduced if we are unable to retain the Motorola brand license for the Motorola brand products we produce.

The Motorola brand has been an important part of our significant growth from 2016 through 2018. Our license expires on December 31, 2020; and there are provisions in our license agreement that would cause expiration at an earlier date. We expect to be able to renew the license with reasonable minimum royalties and other terms, but there is no guarantee that we will be successful. If we are not successful, this could severely reduce our revenues and operating income at the time when we are unable to benefit from the Motorola brand.

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

Our directors, executive officers and stockholders with over 5% of our stock together owned approximately 40% percent of our outstanding Common Stock as of March 20, 2019.  Accordingly, these stockholders could have a significant influence over the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of our other stockholders. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

Our ability to use our net operating losses (“NOLs”) may be negatively affected if there is an “ownership change” as defined under Section 382 of the Internal Revenue Code.

At December 31, 2018 we had approximately $55.0 million in federal NOLs. These deferred tax assets are currently fully reserved.  Under Internal Revenue Code Section 382 rules, if a change of ownership is triggered, our ability to use our NOLs can be negatively affected if there is an “ownership change” as defined under Internal Revenue Code Section 382. An ownership change at any time is determined by considering each shareholder with 5% or more ownership, summing the highest percentage change for each of those shareholders over the prior three years, and determining that the sum exceeds 50%. Given Internal Revenue Code Section 382’s broad definition, an ownership change could be the unintended consequence of otherwise normal market trading in the Company’s stock that is outside of the Company’s control.

ITEM 1B. – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

From 1983 to July 2016 our headquarters was on South Street, near South Station in downtown Boston. Our principal executive offices are still near South Station, but our location changed in July 2016 to 99 High Street, Boston, MA 02110. Our current sub-lease for this facility expires on June 30, 2019, and we expect to move to a nearby location at about that time. We also lease a facility in Tijuana, Mexico. In November 2014 we signed a one-year lease with five one-year renewal options thereafter for an 11,390 square foot facility in Tijuana, Mexico. In September 2015, Zoom extended the term of the lease from December 1, 2015 through November 30, 2018. In September 2015, Zoom also signed a new lease for additional space in the adjacent building, which doubled our capacity. The term of this lease was from March 1, 2016 through November 30, 2018. Zoom has an agreement in principle and expects to stay in the existing facilities through at least November 30, 2020, at which time Zoom expects to sign a lease extension provided certain minor building repairs are completed.

ITEM 3 – LEGAL PROCEEDINGS

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

As of March 20, 2019, there were 16,154,681 shares of our common stock outstanding and 127 holders of record of our common stock.

Recent Sales of Unregistered Securities

None.

Dividend Policy

We have never declared or paid cash dividends on our capital stock and do not plan to pay any cash dividends in the foreseeable future. Our current policy is to retain all of our earnings to finance future growth.

Repurchases by the Company

During 2018 we did not repurchase any shares of our common stock on our own behalf or for any affiliated purchaser.

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

From 1983 to July 2016 our headquarters was on South Street, near South Station in downtown Boston. Our principal executive offices are still near South Station, but our location changed in July 2016 to 99 High Street, Boston, MA 02110. Our current lease for this facility expires on June 30, 2019, and we expect to move to a nearby location at about that time. We also lease a facility in Tijuana, Mexico. In November 2014 we signed a one-year lease with five one-year renewal options thereafter for an 11,390 square foot facility in Tijuana, Mexico. In September 2015, Zoom extended the term of the lease from December 1, 2015 through November 30, 2018. In September 2015, Zoom also signed a new lease for additional space in the adjacent building, which doubled our capacity. The term of this lease was from March 1, 2016 through November 30, 2018. Zoom has an agreement in principle and expects to stay in the existing facilities through at least November 30, 2020, at which time Zoom expects to sign a lease extension once certain building repairs are completed.

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

As of February 28, 2019, Zoom had thirty-three full-time and part-time employees. Eleven employees were engaged in research and development and quality control. Four employees were involved in operations, which manages production, inventory, purchasing, warehousing, freight, invoicing, shipping, collections, and returns. Eleven employees were engaged in sales, marketing, and customer support. The remaining seven employees performed executive, accounting, administrative, and management information systems functions. Zoom currently has twenty-nine full-time employees and three employees working less than 5 days per week, typically 4 days per week. Our dedicated personnel in Tijuana, Mexico are employees of our Mexican service provider and not included in our headcount. On February 28, 2019, Zoom had two consultants, one in sales and one in information systems, whom are not included in our headcount.

 Although the Company has experienced losses in the past, we continue to experience significant sales growth and increased gross margin. We reported a net loss of $74 thousand in 2018. Zoom experienced sales growth of 65% in 2017 and 10% sales growth in 2018. The Company expects year-over-year growth to continue for an unpredictable number of quarters due to a number of factors including the strength of the Motorola brand, new product introductions, increased shelf space, growing online retailer sales, and international expansion. Because of projected sales increases, the associated reduction in net loss, and its Financing Agreement, the Company expects to maintain acceptable levels of liquidity to meet its obligations as they become due for at least twelve months from the date of issuance of our annual filing with the Securities Exchange Commission. The Financing Agreement had a maturity date of November 2018, and automatically renews unless cancelled under terms of agreement.

Zoom’s cash balance on December 31, 2018 was $126 thousand, and its net loss for the fiscal year ended December 31, 2018 was approximately $74 thousand. On December 31, 2018, Zoom had $1.7 million in bank debt outstanding on a $3.0 million line of credit, working capital of $3.4 million, and a current ratio of 1.4. We may need to raise additional funds in future periods to fund our operations. We may seek to raise necessary funds through a combination of publicly or private equity offerings, debt financings, other financing mechanisms, or strategic arrangements. We may not be able to obtain additional financing on terms favorable to us, if at all.

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

Revenue Recognition. The Company primarily sells hardware products to its customers. The hardware products include dial-up modems, DSL modems, cable modems, mobile broadband modems, and wireless and wired networking equipment. The Company does not sell software.

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

The Company adopted Accounting Standards Codification (“ASC”) Topic 606 using the modified retrospective method provision of this standard effective January 1, 2018, which required the Company to apply the new revenue standard to (i) all new revenue contracts entered into after January 1, 2018 and (ii) all existing revenue contracts as of January 1, 2018 through a cumulative adjustment to retained earnings. In accordance with this approach, there was no material impact which required a cumulative effect adjustment. See Footnote 2 in the Financial section of this report.

Product Returns. Products are returned by retail stores and distributors for inventory balancing, contractual stock rotation privileges, and warranty repair or replacements. Analyses of actual returned product are compared to that of the product return estimates and historically have resulted in no material difference between the two. The Company has concluded that the current process of estimating the return reserve represents a fair measure with which to adjust revenue. Returned goods are variable and under Topic 606, are estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g. upon shipment of goods). Under implementation of Topic 606, the Company monitors pending authorized returns of goods and, if deemed appropriate, record the right of return asset accordingly.

Price Protection Refunds. We have a policy of offering price protection to certain of our retailer and distributor customers for some or all their inventory. Price protection provides that if the Company reduces the price on any products sold to the customer, the Company will guarantee an account credit for the price difference for all quantities of that product that the customer still holds. Price protection is variable and under Topic 606, are estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g. upon shipment of goods). The estimates are due to price protection are historically not material.

Volume Rebates and Promotion Programs. Many of our retailer customers require sales and marketing support funding, usually set as a percentage of our sales in their stores. Volume rebates are variable dependent upon the volume of goods sold-through the Company’s customers to end-users variable and under Topic 606, are estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g. upon shipment of goods). The estimates due to rebates and promotions are historically not material.

Warranties. The Company does not offer customers to purchase a warranty separately. Therefore there is not a separate performance obligation. The Company does account for warranties as a cost accrual and the warranties do not include any additional distinct services other than the assurance that the goods comply with agreed-upon specifications. Warranties are variable and under Topic 606, are estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g. upon shipment of goods). The estimates due to warranties are historically not material.

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

As of December 31, 2018 the Company had federal net operating loss carry forwards of approximately $55,037,000 which are available to offset future taxable income. They are due to expire in varying amounts from 2019 to 2038. As of December 31, 2018, the Company had state net operating loss carry forwards of approximately $9,727,000 which are available to offset future taxable income. They are due to expire in varying amounts from 2031 through 2038. A valuation allowance has been established for the full amount of deferred income tax assets as management has concluded that it is more-likely than-not that the benefits from such assets will not be realized.

Sales Tax. The Company recorded a sales tax accrual in 2017 after the Company became aware that a state sales tax liability was both probable and estimable as of December 31, 2017, due to sales taxes that should have been collected from customers. The state sales tax liability stems from the Company’s ‘Fulfilled by Amazon’ sales agreement which allows Amazon to warehouse the Company’s inventory throughout a number of states and created nexus where by the customers of Zoom should have been charged sales tax. As a result, the Company recorded an expense of $831 thousand in Q4 2017. During 2018 the Company put policies and procedures in place to collect and pay sales tax for Amazon sales in states where the Company believes it has nexus and is required to charge sales tax. As of December 31, 2018 approximately $86 thousand of the original state sales tax liability remains.

Results of Operations

Zoom’s net sales of $32.3 million for the fiscal year ended December 31, 2018 (“FY 2018”) were up 9.9% from $29.4 million for the fiscal year ended December 31, 2017 (“FY 2017”). Zoom reported a net loss of $74 thousand or $0.00 per share for FY 2018 compared to a net loss of $1.4 million or $0.09 per share for FY 2017. Gross profit was $11.6 million for FY 2018, up $1.4 million from $10.2 million for FY 2017. Gross margin improved to 36.0% in FY 2018 from 34.8% in FY 2017.

The following table sets forth certain financial data as a percentage of net sales for the periods indicated.

	Years Ended December 31,
	2017	2018
Net sales	100.0%	100.0%
Cost of goods sold	65.2	64.0
Gross profit	34.8	36.0
Operating expense:
Selling	24.6	25.3
General and administration	7.7	5.1
Research and development	6.6	5.5
Total operating expenses	38.9	35.9
Operating profit (loss)	(4.1)	0.2
Other income (expense):
Other, net	(0.5)	(0.3)
Total other income (expense)	(0.5)	(0.3)
Income (loss) before income taxes	(4.6)	(0.1)
Income taxes (benefit)	0.0	0.1

Net income (loss)	(4.6)%	(0.2)%

 Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

The following is a discussion of the major categories of our consolidated statement of operations, comparing the consolidated financial results for the year ended December 31, 2018 with the year ended December 31, 2017.

Net Sales. Our total net sales increased year-over-year by $2.9 million or 9.9%. The growth in sales is directly attributable to Motorola branded cable modems and gateways. In both 2018 and 2017, we primarily generated our sales by selling broadband modems and modem routers. The increase in other category of $2.1 million over 2017 is primarily due to new product introductions of routers, MoCA adapters, and DSL products.

Zoom focuses on maintaining appropriate inventory levels. We have also reviewed our obsolete inventory reserve. Zoom determines its inventory reserve for obsolete and slow-moving products by reviewing for each Zoom product its past and forecasted sales, open sales orders, customer inventory levels, planned product changes, and anticipated price drops.  Zoom takes a reserve if this data suggests that Zoom is likely to need to sell a product's inventory below its current inventory cost in order to sell the product’s entire inventory within the next 12 months.

	FY 2018	FY 2017	Change $	Change %

Cable Modems & gateways	$29,135,155	$28,289,194	$845,961	3.0%
Other	3,188,328	1,128,796	2,059,532	182.5%
Total	$32,323,483	$29,417,990	$2,905,493	9.9%

As shown in the table below, our net sales in North America increased $2.7 million to $31.7 million in FY 2018 from $29.0 million in FY 2017. Net sales outside North America increased $225 thousand from FY 2017. Generally Zoom’s lower sales outside North America reflect the fact that cable modems are sold successfully through retailers in the US but not in most countries outside the US, due primarily to variations in government regulations.

	FY 2018	FY 2017	Change $	Change %

North America	$31,687,051	$29,006,661	$2,680,390	9.2%
Outside North America	636,432	411,329	225,103	54.7%
Total	$32,323,483	$29,417,990	$2,905,493	9.9%

Relatively few companies account for a substantial portion of the Company’s revenues.  In FY 2018, two companies accounted for 10% or greater individually, and 78% in the aggregate of the Company’s total net sales. At December 31, 2018, four companies with an accounts receivable balance of 10% or greater individually accounted for a combined 79% of the Company’s accounts receivable. In FY 2017, three companies accounted for 10% or greater individually, and 90% in the aggregate of the Company’s total net sales. At December 31, 2017, three companies with an accounts receivable balance of 10% or greater individually accounted for a combined 84% of the Company’s accounts receivable.

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

Gross Profit. Gross profit was $11.6 million for FY 2018, up $1.4 million from $10.2 million for FY 2017 primarily due to continued growth in sales of the Motorola brand cable modems and gateways. Gross margin improved to 36.0% in FY 2018 from 34.8% in FY 2017 due to product pricing, product mix and increases in production volumes and manufacturing utilization.

Operating Expense. Total operating expense increased by $138 thousand from $11.5 million in FY 2017 to $11.6 million in FY 2018. Total operating expense as a percentage of net sales decreased from 38.9% in 2017 to 35.9% in 2018.  The table below illustrates the change in operating expense.

Operating Expense	Year 2018	% Net Sales	Year 2017	% Net Sales	Change $	Change %
Selling expense	$8,171,052	25.3%	$7,244,514	24.6%	$926,538	12.8%
General and administrative expense	1,648,748	5.1%	2,264,499	7.7%	(615,751)	(27.2%)
Research and development expense	1,771,887	5.5%	1,944,690	6.6%	(172,803)	(8.9%)
Total operating expense	$11,591,687	35.9%	$11,453,703	38.9%	$137,984	1.2%

Selling Expense. Selling expense increased to $8.2 million in FY 2018 from $7.2 million in FY 2017. Selling expense as a percentage of net sales was 25.3% in FY 2018 and 24.6% in FY 2017. The $0.9 million increase in selling expense was due primarily to increased Motorola trademark costs and advertising expenses.

General and Administrative Expense. General and administrative expense decreased to $1.6 million in FY 2018 from $2.3 million in FY 2017. General and administrative expense as a percentage of net sales was 5.1% in FY 2018 and 7.7% in FY 2017. The $616 thousand decrease in general and administration expense was primarily due to $831 thousand in sales tax expense recognized in Q4 2017 related to liability due to nexus created from inventory stored in Amazon warehouses. The decrease was partially reduced by increases in salary and related costs, and legal and audit expenses.

Research and Development Expense.  Research and development expense decreased to $1.8 million in FY 2018 from $1.9 million in FY 2017.  Research and development expense as a percentage of net sales decreased to 5.5% in FY 2018 from 6.6% in FY 2017. The $173 thousand decrease in research and development expense was primarily due to lower product certification and testing costs.

Other Income (Expense).  Other income (expense), net was $(101) thousand in FY 2018 and $(140) thousand in FY 2017, primarily due to loan related interest expense and fees for both years.

Income Tax Expense (Benefit). We recorded minimum state income tax for a few states and tax related to our operations in Mexico, which was $26 thousand and $15 thousand in FY 2018 and FY 2017, respectively.

Liquidity and Capital Resources

Zoom’s cash balance on December 31, 2018 was $126 thousand compared to $229 thousand on December 31, 2017. The major reduction in cash due was an increase in inventory of $2.7 million. Sources of cash were an increase in debt of $1.7 million, and increased accounts payable and accrued liabilities of $1.1 million. On December 31, 2018, Zoom had $1.7 million in bank debt outstanding on a $3.0 million line of credit, working capital of $3.4 million, and a current ratio of 1.4. Loan availability is based on certain eligible receivables. Approximate loan availability was $62 thousand as of December 31, 2018.

In May 2015, Zoom entered into a License Agreement with Motorola Mobility LLC (the “License Agreement”).  The License Agreement provides Zoom with an exclusive license to use certain trademarks owned by Motorola Trademark Holdings, LLC. for the manufacture, sale and marketing of consumer cable modem products in the United States and Canada through certain authorized sales channels for five years starting January 2016 (the “License Agreement”).

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

On November 2, 2018, the Company entered into a fifth amendment to the Financing Agreement. The Amendment reduced the effective interest rate by 1 percentage point and reduced the annual facility fee by 0.25 percent.

The Company is required to calculate its covenant compliance on a quarterly basis and as of December 31, 2018, the Company was in compliance with both its working capital and tangible net worth covenants. At December 31, 2018, the Company’s tangible net worth was approximately $3.7 million, while the Company’s working capital was approximately $3.4 million. Loan availiablity is based on certain eligible receivables. Approximate loan availability was $62 thousand as of December 31, 2018.

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

As of December 31, 2018 we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Judgments by management are also required in evaluating the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the US. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018.  In making this assessment, our management used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that as of December 31, 2018, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal year ended December 31, 2018 that have materially or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item appears under the caption "Our Executive Officers" in Part 1, Item 1 -- Business, and under the captions "Election of Directors", "Board of Directors”, "Code of Ethics" and " Section 16(a) Beneficial Ownership Compliance " in our definitive proxy statement for our 2019 annual meeting of stockholders which will be filed with the SEC within 120 days after the close of our fiscal year, and is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

Information required by this item appears under the captions "Executive Compensation," and "Directors' Compensation", in our definitive proxy statement for our 2019 annual meeting of stockholders that will be filed with the SEC within 120 days after the close of our fiscal year, and is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We maintain a number of equity compensation plans for employees, officers, directors and others whose efforts contribute to our success. The table below sets forth certain information as of our fiscal year ended December 31, 2018 regarding the shares of our common stock available for grant or granted under stock option plans that (i) were approved by our stockholders, and (ii) were not approved by our stockholders.

Equity Compensation Plan Information.

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options	Weighted-Average Exercise Price Of Outstanding Options	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	1,912,103	$1.46	3,885,853
Total:	1,912,103	$1.46	3,885,853

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

The additional information required by this Item 12 of Form 10-K is hereby incorporated by reference to the information in our Definitive Proxy Statement for our 2019 annual meeting of Stockholders to be filed with the SEC within 120 days after the close of our fiscal year and is incorporated herein by reference.

ITEM 13 – CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Any information required by this item may appear under the caption "Certain Relationships and Related Transactions" and “Board of Directors” in our Definitive Proxy Statement for our 2019 annual meeting of Stockholders to be filed with the SEC within 120 days after the close of our fiscal year and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Marcum LLP served as our independent registered public accounting firm for fiscal years 2018 and 2017.  The table below shows the aggregate fees that the Company paid or accrued for the audit and other services provided by Marcum LLP for the fiscal years ended December 31, 2018 and December 31, 2017:

FEE CATEGORY	2018	2017
Audit fees (1)	$169,060	$159,757
Audit-related fees (2)	––	––
Total fees	$169,060	$159,757

———————
(1)
Audit Fees. Consists of fees billed for professional services rendered for the audit of Zoom’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory filings and engagements.

(2)
Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Zoom’s consolidated financial statements and are not reported under "Audit Fees". There we no audit-related fees for either period.

All services rendered by Marcum LLP for fiscal years 2017 and 2018 were permissible under applicable laws and regulations, and were pre-approved by the Audit Committee.

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

	10.1**	Zoom Telephonics, Inc. 2009 Stock Option Plan (incorporated by reference to Appendix B to the Definitive Proxy Statement filed with the Commission on April 30, 2013).*

	10.2**	Zoom Telephonics, Inc. 2009 Directors Stock Option Plan (incorporated by reference to Appendix C to the Definitive Proxy Statement filed with the Commission on April 30, 2013).*

	10.3**	Form of director option grant pursuant to Zoom Telephonics, Inc. 2009 Directors Stock Option Plan (incorporated by reference to Exhibit 4.3 to the Form 8-K dated December 16, 2009).*

	10.4**	Form of incentive stock option grant pursuant to Zoom Telephonics, Inc. 2009 Stock Option Plan (incorporated by reference to Exhibit 4.4 to the Form 8-K dated December 16, 2009).*

10.5**	Form of non-qualified stock option grant pursuant to Zoom Telephonics, Inc. 2009 Stock Option Plan (incorporated by reference to Exhibit 4.5 to the Form 8-K dated December 16, 2009).*

10.6**	Severance Agreement between Zoom Telephonics, Inc. and Frank B. Manning (incorporated by reference to Exhibit 10.1 to the 10-Q filed on May 14, 2010)*

10.7**	Severance Agreement between Zoom Telephonics, Inc. and Deena Randall (incorporated by reference to Exhibit 10.3 to the 10-Q filed on May 14, 2010)*

10.8**	Severance Agreement between Zoom Telephonics, Inc. and Terry Manning (incorporated by reference to Exhibit 10.4 to the 10-Q filed on May 14, 2010)*

10.9	Financing Agreement, dated December 18, 2012, between Zoom Telephonics, Inc. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K dated December 21, 2012)*

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

10.20***	Amendment dated November 2, 2018 to Financing Agreement, dated December 18, 2012, between Zoom Telephonics, Inc. and Rosenthal & Rosenthal, Inc.

10.21**	Employment Agreement between Zoom Telephonics, Inc. and Joseph Wytanis (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on October 18, 2018)*

21.1***	Subsidiaries

23.1***	Independent Registered Public Accounting Firm’s Consent

31.1***	CEO and CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1††	CEO and CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

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

ZOOM TELEPHONICS, INC. (Registrant)

Date: April 1, 2019	By:	/s/ Frank B. Manning
Frank B. Manning, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank B. Manning	Principal Executive Officer, Principal Financial and Accounting Officer, Acting Chief Financial Officer, and Chairman of the Board	April 1, 2019
Frank B. Manning

/s/ Joseph Donovan Director	Director	April 1, 2019
Joseph Donovan

/s/ Philip Frank	Director	April 1, 2019
Philip Frank

/s/ Peter R. Kramer	Director	April 1, 2019
Peter Kramer

/s/ Peter Sykes	Director	April 1, 2019
Peter Sykes

ZOOM TELEPHONICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Zoom Telephonics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zoom Telephonics, Inc. (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2018 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Boston, MA
April 1, 2019

ZOOM TELEPHONICS, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2018 and 2017

	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$125,982	$229,218
Accounts receivable, net	2,760,606	2,229,512
Inventories	7,927,678	5,202,303
Prepaid expenses and other current assets	918,585	578,406
Total current assets	11,732,851	8,239,439

Equipment, net	261,476	161,574
Other assets	222,160	391,668

Total assets	$12,216,487	$8,792,681

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank credit line	$1,741,272	$90,260
Accounts payable	4,369,309	3,526,851
Accrued sales tax	219,286	831,000
Accrued other expenses	2,010,275	1,172,984
Total current liabilities	8,340,142	5,621,095

Commitments and contingencies (Note 6)

Stockholders' equity Common stock: Authorized: 25,000,000 shares at $0.01 par value
Issued and outstanding: 16,124,681 shares and 15,286,540 shares at December 31, 2018 and 2017, respectively	161,247	152,865
Additional paid-in capital	41,035,936	40,265,282
Accumulated deficit	(37,320,838)	(37,246,561)
Total stockholders' equity	3,876,345	3,171,586
Total liabilities and stockholders' equity	$12,216,487	$8,792,681

The accompanying notes are an integral part of these consolidated financial statements.

ZOOM TELEPHONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2018 and 2017

	2018	2017
Net sales	$32,323,482	$29,417,990
Cost of goods sold	20,679,116	19,176,612
Gross profit	11,644,366	10,241,378

Operating expenses:
Selling	8,171,052	7,244,514
General and administrative	1,648,748	2,264,499
Research and development	1,771,887	1,944,690
Total operating expenses	11,591,687	11,453,703

Operating profit (loss)	52,679	(1,212,325)

Other :
Interest income	285	100
Interest expense	(78,396)	(98,757)
Other income (expense), net	(23,047)	(41,357)
Total other income (expense), net	(101,158)	(140,014)

Income (loss) before income taxes	(48,479)	(1,352,339)

Income taxes	25,798	14,660

Net income (loss)	$(74,277)	$(1,366,999)

Basic and diluted net income (loss) per share	$(0.00)	$(0.09)

Weighted average common and common equivalent shares:
Basic and Diluted	15,956,785	14,917,301

 The accompanying notes are an integral part of these consolidated financial statements.

ZOOM TELEPHONICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2018 and 2017

	Common Stock
	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Total

Balance at January 1, 2017	14,685,290	$146,853	$39,893,919	$(35,879,562)	$4,161,210

Net income (loss)	––	––	––	(1,366,999)	(1,366,999)
Stock option exercise	601,250	6,012	175,050	––	181,062
Stock based compensation	––	––	196,313	––	196,313
Balance at December 31, 2017	15,286,540	$152,865	$40,265,282	$(37,246,561)	$3,171,586

Net income (loss)	––	––	––	(74,277)	(74,277)
Stock option exercise	838,141	8,382	370,875		379,257
Stock based compensation	––	––	399,779	––	399,779
Balance at December 31, 2018	16,124,681	$161,247	$41,035,936	$(37,320,838)	$3,876,345

The accompanying notes are an integral part of these consolidated financial statements.

ZOOM TELEPHONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2018 and 2017

	2018	2017
Operating activities:
Net income (loss)	$(74,277)	$(1,366,999)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock based compensation	399,779	196,313
Depreciation and amortization	365,076	500,078
Provision (recovery) for accounts receivable allowances	(1,080)	(677)
Provision (recovery) for inventory reserves	(77,698)	200,357
Changes in operating assets and liabilities:
Accounts receivable	(530,014)	269,424
Inventories	(2,647,677)	(476,048)
Prepaid expense and other current assets	(305,739)	35,116
Accounts payable and accrued expenses	1,068,035	1,976,896
Net cash provided by (used in) operating activities	(1,803,595)	1,334,460

Investing activities:
Purchases of plant and equipment	(236,910)	(99,790)
Cost of other assets	(93,000)	(150,000)
Net cash provided by (used in) investing activities	(329,910)	(249,790)

Financing activities:
Proceeds from stock option exercise	379,257	181,062
Net (payments to) proceeds from bank credit lines	1,651,012	(1,216,360)
Net cash provided by (used in) financing activities	2,030,269	(1,035,298)

Net change in cash	(103,236)	49,372

Cash and cash equivalents at beginning of year	229,218	179,846

Cash and cash equivalents at end of year	$125,982	$229,218

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$78,396	$98,757
Income taxes	$25,798	$14,660

The accompanying notes are an integral part of these consolidated financial statements.

 ZOOM TELEPHONICS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017

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

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. Actual results may differ from those estimates. Significant estimates made by the Company include: 1) allowance for doubtful accounts for accounts receivable (collectability, sales returns, and other variable considerations); 2) asset valuation allowance for deferred income tax assets; 3) write-downs of inventory for slow-moving and obsolete items, and market valuations; 4) stock based compensation; 5) management’s assessment of going concern; 6) and estimated life of certification costs.

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

(c)   Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or net realizable value. Consigned inventory is held at third-party locations. The Company retains title to the inventory until purchased by the third-party. Consigned inventory, consisting of finished goods, was approximately $1,537,300 and $958,500 at December 31, 2018 and 2017, respectively.

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

 (f)  Other Assets

Other assets are stated at cost, less accumulated amortization. Certain certification costs incurred that are necessary to market and sell products are capitalized and reported as “other assets” in the accompanying consolidated balance sheets when the costs are measurable, significant, and relating to products that are projected to generate revenue beyond twelve months. These costs are amortized over an eighteen-month period, beginning when the related products are available to be sold. Total certification costs capitalized during the year ended December 31, 2018 were $93,000, with related amortization expense of $208,068 in 2018. Total certification costs capitalized during the year ended December 31, 2017 were $150,000, with related amortization expense of $386,119 in 2017.

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

(h)   Sales Tax

The Company recorded a sales tax accrual in 2017 after the Company became aware that a state sales tax liability was both probable and estimable as of December 31, 2017. The state sales tax liability stems from the Company’s ‘Fulfilled By Amazon’ sales agreement which allows Amazon to warehouse the Company’s inventory throughout a number of states. As a result, the Company recorded an expense of approximately $831 thousand in during the year ended December 31, 2017. During the year 2018, the Company settled its obligations with most of the states, and re-assessed its liability on the last couple of states which resulted in a reduction of approximately $203 thousand in the sales tax liability. As of December 31, 2018, approximately $86 thousand of the original state sales tax liability remains and $133 thousand relates to sales tax that has been collected and not yet remitted to the respective states.

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

Diluted earnings (loss) per common share for the years ended December 31, 2018 and 2017 exclude the effects of 732,772 and 1,268,295 common share equivalents, respectively, since such inclusion would be anti-dilutive. The common share equivlents consist of common shares issuable upon exercise of outstanding stock options.

(j)   Revenue Recognition

The Company primarily sells hardware products to its customers. The hardware products include dial-up modems, DSL modems, cable modems, mobile broadband modems, and wireless and wired networking equipment. The Company does not sell software.

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

The Company adopted Accounting Standards Codification (“ASC”) Topic 606 using the modified retrospective method provision of this standard effective January 1, 2018, which required the Company to apply the new revenue standard to (i) all new revenue contracts entered into after January 1, 2018 and (ii) all existing revenue contracts as of January 1, 2018 through a cumulative adjustment to retained earnings. In accordance with this approach, there was no material impact which required a cumulative effect adjustment.

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

● Identification of the contract, or contracts, with a customer — a contract with a customer exists when the Company enters into an enforceable contract with a customer, typically a purchase order initiated by the customer, that defines each party’s rights regarding the goods to be transferred, identifies the payment terms related to these goods, and that the customer has both the ability and intent to pay.

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

● Allocation of the transaction price to the performance obligations in the contract — if the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. This applies to the Company as there is only one performance obligation, which is to provide the goods.

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

Other considerations of Topic 606 include the following:

● Warranties - the Company does not allow customers to purchase a warranty separately. Therefore there is not a separate performance obligation. The Company does account for warranties as a cost accrual and the warranties do not include any additional distinct services other than the assurance that the goods comply with agreed-upon specifications. Warranties are variable and under Topic 606 are estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g. upon shipment of goods). The estimates due to warranties are historically not material.

● Returned Goods - analyses of actual returned product are compared to that of the product return estimates and historically have resulted in no material difference between the two. The Company has concluded that the current process of estimating the return reserve represents a fair measure with which to adjust revenue. Returned goods are variable and under Topic 606 are estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g. upon shipment of goods). Under implementation of Topic 606, the Company monitors pending authorized returns of goods and, if deemed appropriate, record the right of return asset accordingly.

● Price protection - price protection provides that if the Company reduces the price on any products sold to the customer, the Company will guarantee an account credit for the price difference for all quantities of that product that the customer still holds. Price protection is variable and under Topic 606 are estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g. upon shipment of goods). The estimates due to price protection are historically not material.

● Volume Rebates and Promotion Programs - volume rebates are variable dependent upon the volume of goods sold-through the Company’s customers to end-users variable and under Topic 606 are estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g. upon shipment of goods). The estimates due to rebates and promotions are historically not material.

Impact of adoption of new revenue guidance on financial statement line items:

Accounts receivable, net:
	December 31, 2018	December 31, 2017
Gross accounts receivable	$2,774,619	$2,811,638
Allowance for doubtful accounts	(14,013)	(15,094)
Allowance for marketing distribution funds *	––	(127,821)
Allowance for returns *	––	(439,211)
Allowance for price protection, promotions *	––	––
Total allowances	(14,013)	(582,126)
Total accounts receivable, net	$2,760,606	$2,229,512

Accrued other expenses:
	December 31, 2018	December 31, 2017
Audit, legal, payroll	$234,119	$314,504
Trademark licensing costs	875,000	750,000
Reserve for returns and contract liabilities*	611,719	––
Other	289,437	108,480
Total accrued other expenses	$2,010,275	$1,172,984

------------------------------------------------------------------------------------------------------------------------------------------------------------
* Upon adoption of ASC 606 on January 1, 2018, certain accounts receivable allowances totaling $611,719 as of December 31, 2018 were reported as accrued other expenses as payable to the Company's customers and settled in cash or by credit on account. Had the Company adopted ASC 606 in 2017, $567,032 would have been recorded as accrued other expenses instead of a reduction to gross accounts receivable.

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

The amount of revenue recognized during the year that was in contract liabilities at January 1, 2018 and the revenue recognized in the current year for performance obligations met in the prior year was immaterial.

Regarding disaggregated revenue disclosures, as previously noted, the Company’s business is controlled as a single operating segment that consists of the manufacture and sale of Internet access and other communications-related products. Most of the Company’s transactions are very similar in nature, contract, terms, timing, and transfer of control of goods.

Disaggregated revenue by distribution channel:

	Year 2018	Year 2017	Change $	Change %

Retailers	$29,166,422	$27,862,870	$1,303,552	4.7%
Distributors	1,730,702	731,246	999,456	136.7%
Other	1,426,359	823,875	602,484	73.1%
Total	$32,323,483	$29,417,991	$2,905,492	9.9%

Disaggregated revenue by product:
	Year 2018	Year 2017	Change $	Change %

Cable Modems & gateways	$29,135,155	$28,289,194	$845,961	3.0%
Other	3,188,328	1,128,796	2,059,532	182.5%
Total	$32,323,483	$29,417,990	$2,905,493	9.9%

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

(m)   Advertising Costs

Advertising costs are expensed as incurred and reported in selling expense in the accompanying consolidated statements of operations, and include costs of advertising, production, trade shows, and other activities designed to enhance demand for the Company's products. The Company reported advertising costs of approximately $2.76 million in 2018 and $2.23 million in 2017.

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

(o)  Warranty Costs

The Company provides for the estimated costs that may be incurred under its standard warranty obligations, based on actual historical repair costs. The reserve for the provision for warranty costs was $31,852 and $27,789 at December 31, 2018 and 2017, respectively.

(p)  Shipping and Freight Costs

The Company records the expense associated with customer-delivery shipping and freight costs in selling expense. The Company reported shipping and freight costs of $356.6 thousand in 2018 and $563.1 thousand in 2017.

 (q)  Recently Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, "Financial Instruments Credit Losses —Measurement of Credit Losses on Financial Instruments." ASU 2016-13 requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. ASU 2016-13 is effective for public business entities that are SEC filers for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted in any interim or annual period for fiscal years beginning after December 15, 2018. An entity should apply the amendments in ASU 2016-13 through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (modified-retrospective approach). The Company is currently evaluating the potential impact that the adoption of ASU 2016-13 may have on its consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718) — Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards, and that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. ASU 2018-07 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The adoption of ASU 2018-07 is not expected to have a significant impact on our consolidated financial statements.

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, and ASU No. 2018-11, Targeted Improvements to Topic 842, Leases. ASU 2018-10 updates Topic 842 in order to clarify narrow aspects of the guidance issued in ASU 2016-02, Leases (Topic 842). Prior to ASU 2018-11, a modified retrospective transition was required for financing or operating leases existing at,or entered into after the beginning of the earliest comparative period presented in the financial statements. ASU 2018-11 provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current generally accepted accounting principles (Topic 840, Leases). An entity that elects this transition method must prove the required Topic 840 disclosures for all periods that continue to be in accordance with Topic 840. The amendments in ASU 2018-10 and ASU 2018-11 are effective when ASU 2016-02 is effective, for fiscal years beginning after December 15, 2018. The Company has evaluated which transition approach it will elect but does not expect the adoption of ASU 2016-02, ASU 2018-10 and ASU 2018-11 to have a significant impact on its consolidated financial statements. The Company will adopt ASC Topic 842 using the alternative transition approach effective January 1, 2019, which requires the Company to apply the new lease standard to (i) all new lease contracts entered into after January 1, 2019 and (ii) all existing lease contracts as of January 1, 2018 through a cumulative adjustment to retained earnings. In accordance with this approach, the Company expects to record a right of use asset and corresponding liability of approximately $385 thousand.

(3)           LIQUIDITY

Zoom’s cash balance on December 31, 2018 was $126 thousand compared to $229 thousand on December 31, 2017. The major reduction in cash due was an increase in inventory of $2.7 million. Sources of cash were an increase in debt of $1.7 million, and increased accounts payable and accrued liabilities of $1.1 million. On December 31, 2018, Zoom had $1.7 million in bank debt outstanding on a $3.0 million line of credit, working capital of $3.4 million, and a current ratio of 1.4. Loan availability is based on certain eligible receivables. Approximate loan availability was $62 thousand as of December 31, 2018.

Although the Company has experienced losses in the past, we continue to experience significant sales growth and increased gross margin. We reported a net loss of $74 thousand in 2018. Our ability to maintain adequate levels of liquidity is dependent upon our ability to sell inventory on hand and collect related receivables. Zoom experienced two consecutive years with sales growth of 65% and 10% sales growth over the prior year. The Company expects year-over-year growth to continue for an unpredictable number of years due to a number of factors including the strength of the Motorola brand, new product introductions, increased shelf space, growing online retailer sales, and international expansion. Because of projected sales increases, the associated reduction in net loss, and its Financing Agreement, the Company expects to maintain acceptable levels of liquidity to meet its obligations as they become due for at least twelve months from the date of issuance of our annual filing with the Securities Exchange Commission. The Financing Agreement has a maturity date of November 2019, and automatically renews unless cancelled under terms of agreement.

(4)           INVENTORIES

Inventories consist of the following at December 31:

	2018	2017
Materials	$2,043,843	$1,524,728
Work in process	121,624	1,149
Finished goods	5,762,211	3,676,426
Total	$7,927,678	$5,202,303

Finished goods includes consigned inventory held by our customers of $1,537,300 and $958,500 at December 31, 2018 and 2017, respectively. The Company reviews inventory for obsolete and slow moving products each quarter and makes provisions based on its estimate of the probability that the material will not be consumed or that it will be sold below cost. The provision for inventory reserves was negligible for the year ended December 31, 2018 and $200,357 for the year ended December 31, 2017.

 (5)           EQUIPMENT

Equipment consists of the following at December 31:

	2018	2017	Estimated Useful lives in years
Computer hardware and software	$261,863	$233,705	3
Machinery and equipment	300,441	280,061	5
Molds, tools and dies	551,162	362,791	5
Office furniture and fixtures	40,001	40,001	5
	1,153,467	916,558
Accumulated depreciation	(891,991)	(754,984)
Equipment, net	$261,476	$161,574

Depreciation expense for the year ended	$137,008	$113,959

(6)           COMMITMENTS AND CONTINGENCIES

(a)  Lease Obligations

In June 2016 the Company signed a three year sub-lease agreement for 11,480 square feet on the 28th floor of 99 High Street, Boston, MA 02110, The lease for this facility expires on June 30, 2019.

The Company performs most of the final assembly, testing, packaging, warehousing and distribution at a production and warehouse facility in Tijuana, Mexico. In November 2014, the Company signed a one-year lease with five one-year renewal options thereafter for an 11,390 square foot facility. In September 2015, the Company extended the term of the lease from December 1, 2015 through November 30, 2018. In September 2015, the Company also signed a new lease for additional space in the adjacent building, which doubles our existing capacity. The term of the lease is from March 1, 2016 through November 30, 2018 with early access granted as of December 1, 2015. Zoom has an agreement in principle and expects to stay in the existing facilities through at least November 30, 2020, at which time Zoom expects to sign a lease extension once certain building repairs are completed.

Rent expense for all of the Company's leases was $529.8 thousand in 2018 and $512.4 thousand in 2017.

As of December 31, 2018, the Company's estimated future minimum committed rental payments, excluding executory costs, under the operating leases described above to their expiration or the earliest possible termination date, whichever is sooner, are $218.1 thousand for 2019. There are no future minimum committed rental payments that extend beyond 2019.

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

In connection with the License Agreement, the Company has committed to reserve a certain percentage of wholesale prices for use in advertising, merchandising and promotion of the related products. Additionally, the Company is required to make quarterly royalty payments equal to a certain percentage of the preceding quarter’s net sales with minimum annual royalty payments as follows:

Year ending December 31,

2019:	$4,500,000
2020:	$5,100,000

Royalty expense under the License Agreement amounted to $3,500,000 for 2018 and $3,000,000 for 2017, and is included in selling expense on the accompanying consolidated statements of operations.

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

	Number of shares	Weighted average exercise price	Weighted Average Remaining Contractual Life
Outstanding as of January 1, 2017	1,920,744	$0.32	2.25
Granted	110,000	1.98
Exercised	(571,250)	0.30
Outstanding as of December 31, 2017	1,459,494	0.45	1.59
Granted	899,500	2.11
Exercised	(740,641)	0.34
Expired/Forfeited	(48,750)	---
Outstanding as of December 31, 2018	1,569,603	$1.41	2.13
Options exercisable at December 31, 2018	662,478	$0.47	1.46

The weighted average grant date fair value of options granted was $0.92 in 2018. The weighted average grant date fair value of options granted was $1.16 in 2017. The aggregate intrinsic value of options outstanding was approximately $0.73 million at December 31, 2018 and approximately $2.6 million at December 31, 2017. The aggregate intrinsic value of exercisable options was approximately $0.73 million at December 31, 2018 and $2.5 million at December 31, 2017. As of December 31, 2018 there remained 1,788,750 shares available to be issued under the Option Plan.

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

	Number of shares	Weighted average exercise price	Weighted Average Remaining Contractual Life
Outstanding as of January 1, 2017	270,000	$0.95	2.90
Granted	90,000	2.07
Exercised	(30,000)	0.26
Outstanding as of December 31, 2017	330,000	1.32	2.80
Granted	110,000	2.51
Exercised	(97,500)	1.29
Outstanding as of December 31, 2018	342,500	$1.71	2.52
Options exercisable at December 31, 2018	327,500	$1.66	2.52

The weighted average grant date fair value of options granted was $1.28 in 2018 and $1.12 in 2017. The aggregate intrinsic value of options outstanding was approximately $119 thousand at December 31, 2018 and $0.3 million at December 31, 2017. The aggregate intrinsic value of exercisable options was approximately $119 thousand at December 31, 2018 and $0.3 million at December 31, 2017. As of December 31, 2018 there remained 185,000 shares available to be issued under the Directors Plan.

The Black-Scholes range of assumptions for the Option Plan and the Directors Plan are shown below:

	2018	2017
Assumptions:

Expected life	2.75 (yrs) - 3.5 (yrs)	2.75 (yrs) - 3.5 (yrs)

Expected volatility	71.97% - 88.86%	74.67% - 95.30%

Risk-free interest rate	2.08% - 2.74%	1.44% - 1.92%

Expected dividend yield	0.00%	0.00%

The unrecognized stock based compensation expense related to non-vested stock awards was approximately $463 thousand as of December 31, 2018.  This amount will be recognized through the fourth quarter of 2020. The Company has a commitment to grant variable amount of stock options by October 4, 2020 driven by $100,000 of fair value of stock option expense.

(8)         INCOME TAXES

Income tax expense consists of:

	Current	Deferred	Total
Year Ended December 31, 2017:
U.S. federal	$––	$––	$––
State and local	––	––	––
Foreign	14,660	––	14,660
	$14,660	$––	$14,660
Year Ended December 31, 2018:
U.S. federal	$––	$––	$––
State and local	14,305	––	14,305
Foreign	11,493	––	11,493
	$25,798	$––	$25,798

A reconciliation of the expected income tax expense or benefit to actual follows:

	2017	2018
Computed "expected" US tax (benefit) at Federal statutory rate	$(287,070)	$(12,594)
Change resulting from:
State and local income taxes, net of federal income tax benefit	(101,924)	4,927
Valuation allowance	(6,663,556)	115,960
Non––deductible items	(94,344)	701
Expired Federal capital loss	––	90,375
Federal and state rate changes	7,160,556	(173,571)
State net operating loss true up and rate change	998	––
Income tax expense	$14,660	$25,798

Temporary differences at December 31 follow:

	2017	2018
Deferred income tax assets:
Inventories	$135,077	$129,349
Accounts receivable	128,817	137,522
Accrued expenses	272,008	72,749
Net operating loss and tax credit carry forwards	12,714,278	13,020,122
Plant and equipment	8,389	13,615
Stock compensation	111,493	112,664
Other – interest expense	––	––
Total deferred income tax assets	13,370,062	13,486,022
Valuation allowance	(13,370,062)	(13,486,022)
Net deferred tax assets	$––	$––

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

As of December 31, 2018 the Company had federal net operating loss carry forwards of approximately $55,011,000 which are available to offset future taxable income. They are due to expire in varying amounts from 2019 to 2037. Federal net operating losses occurring after December 31, 2017, of approximated $846,000 may be carried forward indefinitely. As of December 31, 2018, the Company had state net operating loss carry forwards of approximately $9,701,000 which are available to offset future taxable income. They are due to expire in varying amounts from 2031 through 2038. A valuation allowance has been established for the full amount of deferred income tax assets as management has concluded that it is more-likely than-not that the benefits from such assets will not be realized.

The Company reviews annually the guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a "more-likely-than-not" recognition threshold. At December 31, 2018 and 2017, the Company did not have any uncertain tax positions. No interest and penalties related to uncertain tax positions were accrued at December 31, 2018 and 2017.

The Company files income tax returns in the United States and Mexico. Tax years subsequent to 2013 remain subject to examination for both US federal and state tax reporting purposes. Tax years subsequent to 2011 remain subject to examination for Mexico tax reporting purposes. The foreign income tax reported represents tax on operations for the Company that is located in a special economic zone in Mexico. Other than the Mexico facility, the Company has no operations in a foreign location.

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

Relatively few companies account for a substantial portion of the Company’s revenues.  In 2018 two companies accounted for 10% or greater individually, and 78% in the aggregate of the Company’s total net sales. At December 31, 2018, four companies with an accounts receivable balance of 10% or greater individually accounted for a combined 79% of the Company’s accounts receivable. In 2017 three companies accounted for 10% or greater individually, and 90% in the aggregate of the Company’s total net sales. At December 31, 2017 three companies with an accounts receivable balance of 10% or greater individually accounted for a combined 84% of the Company’s accounts receivable.

(10)        SEGMENT AND GEOGRAPHIC INFORMATION

The Company's operations are classified as one reportable segment. Substantially all of the Company's operations and long-lived assets reside primarily in the North America. Net sales information follows:

	FY 2018	Percent	FY 2017	Percent
North America	$31,687,051	98.0%	$29,006,661	98.6%
Outside North America	636,432	2.0%	411,329	1.4%
Total	$32,323,483	100.0%	$29,417,990	100.0%

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

The Company depends on many third-party suppliers for key components contained in its product offerings. For some of these components, the Company may only use a single source supplier, in part due to the lack of alternative sources of supply. In 2018, the Company had one supplier that provided 99% of the Company's purchased inventory. In 2017, the Company had one supplier that provided 97% of the Company's purchased inventory.

(12)         RETIREMENT PLAN

The Company has a 401(k) retirement savings plan for employees. Under the plan, the Company matches 25% of an employee's contribution, up to a maximum of $350 per employee per year. Company matching contributions charged to expense in 2017 and 2018 were $6,352 and $6,848, respectively.

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

On November 2, 2018, the Company entered into a fifth amendment to the Financing Agreement. The Amendment reduced the effective interest rate by 1 percentage point and reduced the annual facility fee by 0.25 percent.

The Company is required to calculate its covenant compliance on a quarterly basis and as of December 31, 2018, the Company was in compliance with both its working capital and tangible net worth covenants. At December 31, 2018, the Company’s tangible net worth was approximately $3.7 million, while the Company’s working capital was approximately $3.4 million. Loan availiablity is based on certain eligible receivables. Approximate loan availability was $62 thousand as of December 31, 2018.

(14)         SUBSEQUENT EVENTS

Management of the Company has reviewed subsequent events from December 31, 2018 through the date of filing and has concluded that there were no subsequent events requiring adjustment to or disclosure in these consolidated financial statements.