Form 10-K/A
period 2018-12-31
Zoom Telephonics, Inc.
filed 2019-04-30
CIK 1467761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A is being filed by Zoom Telephonics, Inc. (the "Company") to amend the Annual Report on Form 10-K for the year ended December 31, 2018 filed by the Company with the Securities and Exchange Commission (the "SEC") on April 1, 2019 (the “Original Report”) to include the information required to be disclosed by Part III, Items 10 through 13 of Form 10-K. Except for Items 10 through 13 of Part III, no other information included in the Original Report is changed by this amendment.

As required pursuant to the Securities Exchange Act of 1934, as amended, this Amendment also includes updated certifications from the Company’s Chief Executive Officer and Acting Chief Financial Officer as Exhibits 31.1 and 32.1.

This Form 10-K/A does not amend, update or change any other item or disclosure in the Original Report or reflect events that occurred after the date of the Original Report. Therefore, this Form 10-K/A should be read in conjunction with the Original Report and the Company’s other filings made with the SEC subsequent to the filing of the Original Report.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Regarding the Board of Directors

The Board of Directors currently consists of five members. Derek Elder resigned from the Board of Directors on January 25, 2019, and was not the result of any disagreement with management. Robert Crowley passed away September 12, 2018. At each meeting of stockholders, Directors are elected for a one-year term. The following table and biographical descriptions set forth information regarding the current members of the Board of Directors.

Name	Age	Principal Occupation	Director Since
Frank B. Manning	70	Chief Executive Officer, President and Chairman of the Board of Zoom Telephonics, Inc.	1977
Peter R. Kramer(2), (3)	67	Artist	1977
Joseph J. Donovan(1), (2), (3)	70	Adjunct Professor at Suffolk University's Sawyer School of Management	2005
Philip Frank(1), (2)	48	President and CEO of VUI, Inc.	2015
Peter Sykes	73	Personal Investor	2016

(1)     Members of the Audit Committee as of March 31, 2019. Chair, vacancy.
(2) Members of the Compensation Committee as of March 31, 2019. Chair, Peter Kramer.
(3) Members of the Nominating Committee as of March 31, 2019. Chair, Joseph Donovan.

Frank B. Manning is a co-founder of our company. Mr. Manning has been our chief executive officer and a Director since May 1977, and served as our president from 1977 through 2018. He has served as our chairman of the board since 1986. He earned his BS, MS and PhD degrees in Electrical Engineering from the Massachusetts Institute of Technology, where he was a National Science Foundation Fellow. From 1998 through late 2006 Mr. Manning was also a director of the Massachusetts Technology Development Corporation, a public purpose venture capital firm that invests in seed and early-stage technology companies in Massachusetts. Mr. Manning is the brother of Terry Manning, our vice president of sales and marketing. From 1999 to 2005 Mr. Frank Manning was a Director of Intermute, a company that Zoom co-founded and that was sold to Trend Micro Inc., a subsidiary of Trend Micro Japan. Mr. Manning was a Director of Unity Business Networks, a hosted VoIP service provider, from Zoom's investment in July 2007 until Unity’s acquisition in October 2009. From its inception until November 2010 Mr. Manning was also a director of Zoom Technologies, Inc. Mr. Manning’s extensive experience as our CEO and President for many years, as well as his overall experience and professional skills in electronics and business, enable him to capably serve as Chairman of Zoom’s Board of Directors.

Peter R. Kramer is a co-founder of Zoom and has been a Director of Zoom since May 1977. Mr. Kramer also served as our Executive Vice President from May 1977 until November 2009, when he retired from this position. He earned his B.A. degree in 1973 from SUNY Stony Brook and his Master’s in Fine Art degree from C.W. Post College in 1975. From 1999 to 2005 Mr. Kramer was a Director of Intermute, a company that Zoom co-founded and that was sold to Trend Micro Inc., a subsidiary of Trend Micro Japan. Mr. Kramer was a member of the Board of Directors of Zoom Technologies, Inc. from 1977 until September 2009. Mr. Kramer’s experience as our co-founder and as Executive Vice President with Zoom for over thirty years enables him to bring a well-informed perspective to our Board of Directors.

Joseph J. Donovan has been a Director of Zoom since 2005. From March 2004 through September 2009 Mr. Donovan served as the Director of Education Programs of Suffolk University's Sawyer School of Management on the Dean College campus, where he was responsible for the administration of undergraduate and graduate course offerings at Dean College. Mr. Donovan serves as an adjunct faculty member at Suffolk University's Sawyer School of Management. He teaches Money and Capital Markets, Managerial Economics, and Managerial Finance in the Graduate School of Business Administration at Suffolk University. Mr. Donovan served as the Director of Emerging Technology Development for the Commonwealth of Massachusetts' Office of Emerging Technology from January 1993 through October 2004. Mr. Donovan also served as a Director of the Massachusetts Technology Development Corporation, the Massachusetts Emerging Technology Development Fund, and the Massachusetts Community Development Corporation. He received a Bachelor of Arts in Economics and History from St. Anselm College in Manchester, N.H. and a Master's Degree in Economics and Business from the University of Nebraska. Mr. Donovan was a member of the Board of Directors of Zoom Technologies, Inc. from 2005 until September 2009. Mr. Donovan adds a unique perspective to our Board of Directors which he gained through his experience both as an educator and a leader in the Massachusetts high technology community.

Philip Frank is a technology executive with over 25 years of experience. He has been a Director of Zoom since September 22, 2015.  He has served as President, CEO and Director of VUI, Inc. since September 2018.  Prior to that, he was the President, CEO and a Director of AirSense Wireless from August of 2016 until its sale to Charter Communications in January 2018, and was Zoom's Chief Financial Officer from September 2015 to July 2016.  From February 2005 to December 2014 he worked for the Nokia Corporation including Nokia Siemens Networks, based in London, UK.  At Nokia, Mr. Frank was most recently the Global Head of Corporate Development and M&A.  Earlier in his career Mr. Frank was an executive with AT&T Wireless as well as having worked with global advisory firms Diamond-Cluster International and Accenture.  He received a Master’s in Business Administration from the University of Michigan Ross School of Business.  Mr. Frank’s extensive experience as a senior financial and development executive with the world’s largest telecommunications service provider and with the world’s largest infrastructure vendor provides Zoom with topical industry expertise and a valuable perspective regarding financial management, strategy, development and sales.

Peter Sykes has been a Director of Zoom since October 24, 2016.  Mr. Sykes is a British entrepreneur and investor. Mr. Sykes had a successful corporate career with Dell Inc., from 1992 to 2002 initially setting up the Dell subsidiaries in Switzerland and Austria and later developing the Dell Global Enterprise Program across Europe.  Subsequently, Mr. Sykes spearheaded Dell's development of Thailand, Korea and India.  Since 2002 Mr. Sykes has managed his personal investment portfolio. Mr. Sykes has a wealth of experience developing electronics hardware sales channels enabling him to capably serve on our Board of Directors.

Board of Directors' Meetings, Structure and Committees

The Board of Directors held four (4) meetings during the year ending December 31, 2017. Each director attended at least 75% of the meetings of the Board of Directors and each Committee on which he served. All of Zoom's directors are encouraged to attend Zoom's Annual Meeting of stockholders. There was one director in attendance at the 2018 Annual Meeting.

Standing committees of the Board include an Audit Committee, a Compensation Committee and a Nominating Committee. As of December 31, 2018, Messrs. Donovan and Frank served as the members of the Audit Committee. The chairman position of the Audit Committee is currently vacant. Messrs. Donovan, Kramer and Frank served as members of the Compensation Committee with Mr. Kramer presiding as chairman. Messrs. Donovan and Kramer served as the members of the Nominating Committee with Mr. Donovan presiding as chairman.

Board Independence. The Board of Directors has reviewed the qualifications of Messrs. Donovan, Kramer, Frank and Sykes and has determined that each individual is "independent" as such term is defined under the current listing standards of the Nasdaq Stock Market. In addition, each member of the Audit Committee is independent as required under Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended.

Structure of the Board of Directors. Mr. Manning serves as our Chief Executive Officer and Chairman of the Board. The Board of Directors believes that having our Chief Executive Officer serve as Chairman of the Board facilitates the Board of Directors’ decision-making process because Mr. Manning has first-hand knowledge of Zoom’s operations and the major issues facing the company. In addition, the Board of Directors believes this structure makes sense considering the size of Zoom’s operations. This structure also enables Mr. Manning to act as the key link between the Board of Directors and other members of management. The Board of Directors has not designated a lead independent director.

The Board of Directors’ Role in Risk Oversight. The Board of Directors oversees our risk management process. This oversight is primarily accomplished through the Board of Directors’ committees and management’s reporting processes, including receiving regular reports from members of senior management on areas of material risk to the company, including operational, financial and strategic risks. The Audit Committee focuses on risks related to accounting, internal controls, and financial and tax reporting and related party transactions. The Audit Committee also assesses economic and business risks and monitors compliance with ethical standards. The Compensation Committee identifies and oversees risks associated with our executive compensation policies and practices.

Our Other Executive Officers

The names and biographical information of our current executive officers who are not members of our Board of Directors are set forth below:

Name	Age	Position with Zoom
Joseph L. Wytanis	59	President and Chief Operating Officer
Terry J. Manning	67	Vice President of Sales and Marketing
Deena Randall	65	Vice President of Operations

Joseph L. Wytanis joined us in 2018 as a high technology senior level executive with extensive experience in consumer electronic and communication companies. Prior to joining Zoom, he served as Senior Practice Engagement Partner at Infosys Limited from March 2018, where he provided engineering services consulting to cable, mobile and satellite service operators and has also served as a Principal at High Tech Associates, LLC since August 2011, where he provided consulting services relating to vision, strategy, business development and marketing. Mr. Wytanis served as Executive Vice President and Chief Operating Officer at SMC Networks, Inc. from January 2012 through August 2014, where he successfully led the introduction of a complete line of cable home networking products and smart home IoT products. He previously served as a Vice President and General Manager at Scientific-Atlanta/Cisco System, Inc. from 2000 through 2011, where he helped to grow the Cable Home Networking Business Unit from a start-up to a profitable business, and prior to that held marketing, business and strategy positions with Panasonic, BellSouth, NCR/AT&T, Northern Telecom and the Associated Press. Mr. Wytanis earned a BS in Business Administration/Marketing from Rowan University and an MBA from the University of Georgia, Terry College of Business.

Terry J. Manning joined us in 1984 and served as corporate communications director from 1984 until 1989, when he became the director of our sales and marketing department. Terry Manning is Frank Manning's brother. Terry Manning earned his BA degree from Washington University in St. Louis in 1974 and his MPPA degree from the University of Missouri at St. Louis in 1977.

Deena Randall joined us in 1977. Ms. Randall has served in various senior positions within our organization and has directed our operations since 1989. Ms. Randall earned her BA degree from Eastern Nazarene College in 1975.

Code of Ethics and Code of Conduct

Our Board has adopted a Code of Conduct that is applicable to all of our directors and executive officers and a Code of Ethics for Senior Financial Officers. A copy of our Code of Conduct and Code of Ethics is available on the Governance page of our website at www.zoomtel.com or upon request, without charge, but contacting us at (617) 753-0897 or through an e-mail request to investor@zoomtel.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Ownership of and transactions in our common stock by our executive officers and directors and owners of 10% or more of our outstanding common stock are required to be reported to the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on our review of these reports and written representations from certain reporting persons, during fiscal year 2018, all such reports were filed in a timely manner.

ITEM 11 - EXECUTIVE AND DIRECTORS’ COMPENSATION

EXECUTIVE COMPENSATION

Summary Compensation Table

The following Summary Compensation Table sets forth the total compensation paid or accrued for the fiscal years ended December 31, 2018 and December 31, 2017 for our principal executive officer and our other three most highly compensated executive officers who were serving as executive officers on December 31, 2018. We refer to these officers as our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus (1) ($)	Option Awards (2) ($)	All Other Compensation (3) ($)	Total ($)
Frank B. Manning, Chief Executive Officer	2018 2017	$129,272 $129,272	-- $2,288	$45,500 ---	$536 $6,244	$175,308 $137,804
Deena Randall, Vice President of Operations	2018 2017	$128,336 $128,336	-- $2,288	$40,950 --	$536 $29,179	$169,822 $159,803
Terry J. Manning, Vice President of Sales and Marketing	2018 2017	$123,500 $123,500	-- $2,288	$36,400 --	$528 $466	$160,428 $126,254
Joseph L. Wytanis, President and Chief Operating Officer	2018 2017	$26,923 --	$30,000 --	$76,273 --	-- --	$133,196 --

(1)
The amounts in this column represent discretionary bonus payments granted in the applicable fiscal year.

(2)
The amounts included in the “Option Awards” column reflect the aggregate grant date fair value of option awards in accordance with FASB ASC Topic 718, pursuant to the 2009 Stock Option Plan. Assumptions used in the calculations of these amounts are included in Note 7 to our Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018. These options are incentive stock options issued under the 2009 Stock Option Plan and represent the right to purchase shares of Common Stock at a fixed price per share (the grant date fair market value of the shares of Common Stock underlying the options).

 (3)
The amounts included in the “All Other Compensation” column for 2018 consists of: (a) life insurance premiums paid by Zoom to the named executive officer: Mr. Frank B. Manning $186, Mr. Terry Manning $178 and Ms. Randall $186; and (b) Zoom’s contribution to a 401(k) plan of $350 for each named executive officer. For 2017 consists of: (a) life insurance premiums paid by Zoom to the named executive officer: Mr. Frank B. Manning $5,773, Mr. Terry Manning $116 and Ms. Randall $186; and (b) Zoom’s contribution to a 401(k) plan of $350 for each named executive officer.; and (c) proceeds received from sale of an incentive stock option grant to Ms. Randall $29,179.

Outstanding Equity Interests

The following table sets forth information concerning outstanding stock options as of December 31, 2018 for each named executive officer.

Outstanding Equity Awards at 2018 Fiscal Year-End

Name	Grant Date (1)	Number of Securities Underlying Unexercised Options		Option Exercise Price	Option Expiration Date
		Exercisable Options	Unexercisable Options
Frank B. Manning	04/30/2015 08/09/2018	75,000 --	-- 50,000	$0.25 $2.09	04/30/2020 08/09/2021
Terry Manning	04/30/2015	60,000	--	$0.25	04/30/2020
	08/09/2018	--	40,000	$2.09	08/09/2021
Deena Randall	08/09/2018	--	45,000	$2.09	08/09/2021
Joseph Wytanis	10/29/2018	--	100,000	$1.66	08/09/2021

(1)
The options granted on April 30, 2015 are vested in full.

Employment, Termination and Change of Control Agreements

On December 8, 2009 Zoom entered into severance and change of control agreements with each of the named executive officers. The purpose of these arrangements is to encourage the named executive officers to continue as employees and/or assist in the event of a change-in-control of Zoom. Zoom has entered into agreements with each of the named executive officers formalizing the compensation arrangement described below.

Under the terms of each agreement, if a named executive officer is terminated by Zoom for any reason other than for cause, such named executive officer will receive severance pay in an amount equal to the greater of three months’ base salary or a number of weeks of base salary equal to the number of full years employed by Zoom divided by two and all outstanding stock options issued on or after September 22, 2009 held by the named executive officer will become immediately vested and will be exercisable for a period of up to 30 days after termination.

Under the terms of each agreement, each named executive officer will receive severance pay equal to six months’ base salary if (i) the named executive officer’s employment is terminated without cause within six months after a change-in-control, (ii) the named executive officer’s job responsibilities, reporting status or compensation are materially diminished and the named executive officer leaves the employment of the acquiring company within six months after the change-in-control, or (iii) Zoom is liquidated. In addition, in the event of a change-in-control or liquidation of Zoom, outstanding stock options granted to the named executive officer on or after September 22, 2009 will become immediately vested.

Potential Termination and Change-in Control Payments

As of December 31, 2018 in the event a named executive officer is terminated by Zoom for any reason other than cause or a change-in-control or liquidation of Zoom, the named executive officer would receive the following cash payments: Mr. Frank Manning $50,963; Ms. Randall $50,594 and Mr. Terry Manning $40,375. These amounts represent the greater of three months salary or the number of weeks of base salary equal to the number of years employed by Zoom divided by two. In the event of termination as a result of a change-in-control or liquidation, the named executive officers would receive the following cash payments: Mr. Frank Manning $64,636; Ms. Randall $64,183 and Mr. Terry Manning $61,750. These amounts represent six months’ base salary. In the event of either termination of employment, all options held by the named executive officers that were issued on or after September 22, 2009 would become immediately vested.

Director Compensation

The following table sets forth information concerning the compensation of our Directors who are not named executive officers for the fiscal year ended December 31, 2018.

Name	Fees Earned or Paid in Cash	Option Awards (1)(2)(3)(4)	All Other Compensation	Total
Robert Crowley(4)	$1,500	$19,317	−	$20,817
Joseph J. Donovan	$2,000	$19,317	−	$21,317
Peter R. Kramer	$2,000	$19,317	−	$21,317
George Patterson (5)	$300	$9,225	−	$9,525
Philip Frank	$2,000	$19,317	−	$21,317
Derek Elder(6)	$1,340	$34,822	−	$35,162
Peter Sykes	$2,000	$19,317	−	$21,317

(1)
The amounts included in the “Option Awards” column reflect the aggregate grant date fair value of option awards in accordance with FASB ASC Topic 718, pursuant to the 2009 Directors Stock Option Plan. Assumptions used in the calculations of these amounts are included in Note 7 to our Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018. These options are non-qualified stock options issued under the 2009 Directors Stock Option Plan and represent the right to purchase shares of Common Stock at a fixed price per share (the grant date fair market value of the shares of Common Stock underlying the options).

(2)
As of December 31, 2018, each non-employee Director holds the following aggregate number of shares under outstanding stock options:

Name	Number of Shares Underlying Outstanding Stock Options
Robert Crowley	75,000
Joseph J. Donovan	75,000
Peter R. Kramer Derek Elder Philip Frank Peter Sykes	75,000 27,500 60,000 30,000

(3)
The number of shares underlying stock options granted to each non-employee Director in 2018 and the grant date fair market value of such stock options is:

Name	Grant Date	Number of Shares underlying Stock Options Grants in 2018	Grant Date Fair Value of Stock Option Grants in 2018
Robert Crowley	01/10/18 07/10/18	7,500 7,500	$9,225 $10,092
Joseph J. Donovan	01/10/18 07/10/18	7,500 7,500	$9,225 $10,092
Peter R. Kramer	01/10/18 07/10/18	7,500 7,500	$9,225 $10,092
George Patterson	01/10/18	7,500	$9,225
Derek Elder	05/16/18 07/10/18	20,000 7,500	$24,730 $10,092
Philip Frank	01/10/18 07/10/18	7,500 7,500	$9,225 $10,092
Peter Sykes	01/10/18 07/10/18	7,500 7,500	$9,225 $10,092

(4)
On September 12, 2018, Mr. Robert Crowley passed away.

(5)
On February 23, 2018, George Patterson resigned from the Board of Directors (the “Board”) of the Zoom Telephonics, Inc. (the “Company”) and from the Audit Committee of the Board, in order to comply with the policies of Mr. Patterson’s new employer.  Mr. Patterson’s resignation was not the result of any disagreements with the Company on any matter relating to the Company’s operations, policies or practices.

(6)
On April 26, 2018, Derek Elder was voted in the Board of Directors. On January 25, 2019, he resigned from the Board.

Each non-employee Director of Zoom receives a fee of $500 per quarter plus a fee of $500 for each meeting at which the Director is personally present. Travel and lodging expenses are also reimbursed.

Each non-employee Director of Zoom may be granted stock options under Zoom's 2009 Directors Stock Option Plan, as amended (the "Directors Plan"). The Directors Plan provides in the aggregate that 700,000 shares of Common Stock (subject to adjustment for capital changes) may be issued upon the exercise of options granted under the Directors Plan. The exercise price for the options granted under the Directors Plan is the fair market value of the Common Stock on the date the option is granted. During 2018 Messrs. Crowley, Donovan, Kramer, Elder, Patterson, Frank and Sykes received options to purchase 110,000 shares combined at a weighted average exercise price of $2.51 per share.

Option Exercises

Peter Kramer, Joseph Donovan, and Deena Randall exercised options to purchase a total of 175,000 shares of common stock during the fiscal year ended December 31, 2017. Peter Kramer, Joseph Donovan, Frank Manning, Terry Manning and George Patterson exercised options to purchase a total of 97,500 shares of common stock during the fiscal year ended December 31, 2018.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of Zoom's Common Stock as of March 31, 2019 by (i) each person who is known by Zoom to own beneficially more than five percent (5%) of Zoom's outstanding Common Stock, (ii) each of Zoom's Directors and named executive officers, as listed below in the Summary Compensation Table under the heading "Executive Compensation", and (iii) all of Zoom's current Directors and executive officers as a group.

On March 31, 2019 there were 16,162,181 issued and outstanding shares of Zoom's Common Stock. Unless otherwise noted, each person identified below possesses sole voting and investment power with respect to the shares listed. The information contained in this table is based upon information received from or on behalf of the named individuals or from publicly available information and filings by or on behalf of those persons with the SEC.

Name (1)	Number of Shares Beneficially Owned	% of Common Stock

Manchester Management Company LLC(2) 3 West Hill Place Boston, MA 02114	4,285,714	26.5%

Frank B. Manning(3)	1,519,639	9.4%

Peter R. Kramer(4)	389,929	2.4%

Joseph J. Donovan(5)	136,000	*

Philip Frank(6)	67,500	*

Peter Sykes((7)	114,850	*

Joseph L. Wytanis(8)	25,000	*

Terry J. Manning(9)	253,842	1.6%

Deena Randall(10)	156,250	*

All current directors and Executive
Officers as a group (9 persons) (11)	2,663,010	16.0%

*Less than one percent of shares outstanding.

(1)
Unless otherwise noted: (i) each person identified possesses sole voting and investment power over the shares listed; and (ii) the address of each person identified is c/o Zoom Telephonics, Inc., 99 High Street, Boston, Massachusetts 02110.
(2)
Information is based on a Schedule 13D filed by Manchester Management Co LLC on September 27, 2015. It includes the following stockholders Manchester Explorer, L.P. in the amount of 2,857,143 shares, JEB Partners, L.P. in the amount of 1,142,857 shares, James E. Besser in the amount of 142,857 shares and Morgan C. Frank in the amount of 142,857 shares totaling 1,295,376. In all cases the address listed in the above table applies to all stockholders other than Morgan C. Frank whose address is: 1398 Aerie Drive, Park City, UT 84060.
 (3)
Includes 87,500 shares that Mr. Frank B. Manning has the right to acquire upon exercise of outstanding stock options exercisable within sixty (60) days after March 31, 2019.
(4)
Includes 75,000 shares that Mr. Kramer has the right to acquire upon exercise of outstanding stock options exercisable within sixty (60) days after March 31, 2019.
(5)
Includes 75,000 shares the Mr. Donovan has the right to acquire upon exercise of outstanding stock options exercisable within sixty (60) days after March 31, 2019.
(6)
Includes 67,500 shares that Mr. Philip Frank has the right to acquire upon exercise of outstanding stock options exercisable within sixty (60) days March 31, 2019.
(7)
Includes 37,500 shares that Mr. Peter Sykes has the right to acquire upon exercise of outstanding stock options exercisable within sixty (60) days after March 31, 2019.
 (8)
Includes 25,000 shares that Mr. Joseph L. Wytanis, who joined the Company in October 2018, has the right to acquire upon exercise of outstanding stock options exercisable within sixty (60) days after March 31, 2019.
(9)
Includes 70,000 shares that Mr. Terry Manning has the right to acquire upon exercise of outstanding stock options exercisable within sixty (60) days after March 31, 2019.
(10)
Includes 11,250 shares that Ms. Randall has the right to acquire upon exercise of outstanding stock options exercisable within sixty (60) days after March 31, 2019.
(11) Includes an aggregate of 448,750 shares that the current directors and named executive officers listed above have the right to acquire upon exercise of outstanding stock options exercisable within sixty (60) days after March 31, 2019.

ITEM 13 – CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Item 404(d) of Regulation S-K requires us to disclose any transaction in which the amount involved exceeds the lesser of (i) $120,000, or (ii) one percent of the average of Zoom’s total assets at year end for the last two completed fiscal years, in which Zoom is a participant and in which any related person has or will have a direct or indirect material interest. A related person is any executive officer, Director, nominee for Director, or holder of 5% or more of our common stock, or an immediate family member of any of those persons.

Since January 1, 2018, Zoom has not been a participant in any transaction that is reportable under Item 404(d) of Regulation S-K.

Policies and Procedures Regarding Review, Approval or Ratification of Related Person Transactions

In accordance with our Audit Committee charter, which is in writing, our Audit Committee is responsible for reviewing and approving the terms of any related party transactions. The Audit Committee charter sets forth the standards, policies and procedures that we follow for the review, approval or ratification of any related person transaction that we are required to report pursuant to Item 404(d) of Regulation S-K promulgated by the Securities and Exchange Commission. Any related person transactions would need to be approved by our Audit Committee prior to us entering into such a transaction.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Committee Policy on Pre-Approval of Services of Independent Registered Public Accounting Firm

The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year. The Audit Committee may also pre-approve particular services on a case-by-case basis. During our fiscal year ended December 31, 2018, no services were provided to us by Marcum LLP other than in accordance with the pre-approval procedures described herein.

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

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K/A:

(1)
Financial Statements—No financial statements are filed with this Form 10-K/A. The financial statements and notes thereto were included as part of the 10-K filed with the SEC on April 1, 2019.

(2)
Financial Statement Schedules—Supplemental schedules are not provided because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(3)
Exhibits: See Item 15(b) below.

(b) Exhibits: See Exhibit Index.

INDEX TO EXHIBITS

Set forth below is a list of exhibits that are being filed or incorporated by reference into this Annual Report on Form 10-K/A:

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

10.20	Employment Agreement between Zoom Telephonics, Inc. and Joseph Wytanis (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by the Company on October 18, 2018)*

21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K filed April 1, 2019)*

23.1	Independent Registered Public Accounting Firm’s Consent (incorporated by reference to Exhibit 23.1 to our Annual Report on Form 10-K filed April 1, 2019)*

31.1***	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1††	CEO and CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to our Annual Report on Form 10-K filed April 1, 2019)*

101.INS	XBRL Instance Document (incorporated by reference to Exhibit 101.INS to our Annual Report on Form 10-K filed April 1, 2019)*

101.SCH	XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101.SCH to our Annual Report on Form 10-K filed April 1, 2019)*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to Exhibit 101.CAL to our Annual Report on Form 10-K filed April 1, 2019)*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to Exhibit 101.DEF to our Annual Report on Form 10-K filed April 1, 2019)*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to Exhibit 101.LAB to our Annual Report on Form 10-K filed April 1, 2019)*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE to our Annual Report on Form 10-K filed April 1, 2019)*

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

ZOOM TELEPHONICS, INC. (Registrant)

Date: April 30, 2019	By:	/s/ Frank B. Manning
Frank B. Manning, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank B. Manning	Principal Executive Officer, Principal Financial and Accounting Officer, Acting Chief Financial Officer, and Chairman of the Board	April 30, 2019
Frank B. Manning

/s/ Joseph Donovan	Director	April 30, 2019
Joseph Donovan

/s/ Philip Frank	Director	April 30, 2019
Philip Frank

/s/ Peter R. Kramer	Director	April 30, 2019
Peter Kramer

/s/ Peter Sykes	Director	April 30, 2019
Peter Sykes