Form 10-Q
period 2019-03-31
Zoom Telephonics, Inc.
filed 2019-05-15
CIK 1467761

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q
______________

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Securities registered pursuant to Section 12(b) of the Act: None.

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of May 14, 2019, was 20,707,636 shares.

ZOOM TELEPHONICS, INC.
INDEX

Part I. - Financial Information

PART I - FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS

ZOOM TELEPHONICS, INC.
Condensed Consolidated Balance Sheets

ASSETS	March 31, 2019 (Unaudited)	December 31, 2018
Current assets
Cash and cash equivalents	$115,586	$125,982
Accounts receivable, net	3,188,684	2,760,606
Inventories, net	6,482,650	7,927,678
Prepaid expenses and other current assets	606,043	918,585
Total current assets	10,392,963	11,732,851

Other assets	311,660	222,160
Operating lease right-of-use assets, net	274,663	––
Equipment, net	228,773	261,476
Total assets	$11,208,059	$12,216,487

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank debt	$2,121,384	$1,741,272
Accounts payable	3,486,865	4,369,309
Operating lease liabilities	205,958	––
Accrued other expenses	2,373,403	2,229,561
Total current liabilities	8,187,610	8,340,142
Long-term operating lease liabilities	85,110	––
Total liabilities	$8,272,720	$8,340,142

Commitments and contingencies (Note 4)

Stockholders' equity
Common stock: Authorized: 25,000,000 shares at $0.01 par value
Issued and outstanding: 16,162,181 shares at March 31, 2019 and 16,124,681 shares at December 31, 2018	161,622	161,247
Additional paid-in capital	41,215,673	41,035,936
Accumulated deficit	(38,441,956)	(37,320,838)
Total stockholders' equity	2,935,339	3,876,345
Total liabilities and stockholders' equity	$11,208,059	$12,216,487

See accompanying notes to condensed consolidated financial statements.

ZOOM TELEPHONICS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net sales	$8,010,089	$8,336,867
Cost of goods sold	5,591,772	5,055,477
Gross profit	2,418,317	3,281,390

Operating expenses:
Selling expenses	2,447,513	2,054,557
General and administrative expenses	567,799	448,078
Research and development expenses	482,403	410,258
	3,497,715	2,912,893
Operating income (loss)	(1,079,398)	368,497

Other income (expense) :
Interest income	35	104
Interest expense	(32,217)	(6,168)
Other, net	(1,750)	43
Total other income (expense)	(33,932)	(6,021)

Income (loss) before income taxes	(1,113,330)	362,476

Income taxes (benefit)	7,788	3,598

Net income (loss)	$(1,121,118)	$358,878

Net income (loss) per share:
Basic	$(0.07)	$0.02
Diluted	$(0.07)	$0.02

Basic weighted average common and common equivalent shares	16,137,598	15,727,163
Diluted weighted average common and common equivalent shares	16,137,598	16,510,632

See accompanying notes to condensed consolidated financial statements.

ZOOM TELEPHONICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

For the three months ended March 31, 2019

	Common Stock
	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Total

Balance at December 31, 2018	16,124,681	$161,247	$41,035,936	$(37,320,838)	$3,876,345

Net income (loss)	––	––	––	(1,121,118)	(1,121,118)
Stock option exercise	37,500	375	4,725	––	5,100
Stock based compensation	––	––	175,012	––	175,012
Balance at March 31, 2019	16,162,181	$161,622	$41,215,673	$(38,441,956)	$2,935,339

For the three months ended March 31, 2018
	Common Stock
	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Total

Balance at December 31, 2017	15,286,540	$152,865	$40,265,282	$(37,246,561)	$3,171,586

Net income (loss)	––	––	––	358,878	358,878
Stock option exercise	591,250	5,913	146,550	––	152,463
Stock based compensation	––	––	33,798	––	33,798
Balance at March 31, 2018	15,877,790	$158,778	$40,445,630	$(36,887,683)	$3,716,725

See accompanying notes to condensed consolidated financial statements.

ZOOM TELEPHONICS, INC.
Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(1,121,118)	$358,878

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	78,203	97,990
Amortization of right-of-use assets	120,902	––
Stock based compensation	175,012	33,798
Provision for (recovery of) accounts receivable allowances	1,943	(185)
Provision for inventory reserves	23,957	––
Changes in operating assets and liabilities:
Accounts receivable	(430,021)	(606,421)
Inventories	1,421,071	(177,628)
Prepaid expenses and other current assets	312,542	(487,067)
Operating lease liabilities	(129,831)	––
Accounts payable and accrued expenses	(713,268)	920,752
Net cash provided by (used in) operating activities	(260,608)	140,117

Cash flows from investing activities:

Cost of other assets	(135,000)	(40,000)
Purchases of plant and equipment	––	(18,905)
Net cash provided by (used in) investing activities	(135,000)	(58,905)

Cash flows from financing activities:
Net proceeds from (payments to) bank credit lines	380,112	(39,707)
Proceeds from stock option exercises	5,100	152,463
Net cash provided by (used in) financing activities	385,212	112,756

Net change in cash	(10,396)	193,968

Cash and cash equivalents at beginning of period	125,982	229,218

Cash and cash equivalents at end of period	$115,586	$423,186

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$32,217	$6,168
Income taxes	$7,788	$3,598

See accompanying notes to condensed consolidated financial statements.

ZOOM TELEPHONICS, INC.
Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements (“financial statements”) are unaudited. However, the condensed consolidated balance sheet as of December 31, 2018 was derived from audited financial statements. In the opinion of management, the accompanying financial statements include all necessary adjustments to present fairly the condensed consolidated financial position, results of operations and cash flows of Zoom Telephonics, Inc. (the “Company” or “Zoom”). The adjustments are of a normal, recurring nature.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year.

The financial statements of the Company presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2018 included in the Company's 2018 Annual Report on Form 10-K for the year ended December 31, 2018.

Subsequent Events

The Company closed on a $5 million private placement and issued an aggregate of 4,545,455 shares on May 3, 2019 and effective on the closing of the offering, Jeremy Hitchcock and Jonathan Seelig joined Zoom’s Board of Directors.

Other than noted above, the Company has evaluated subsequent events from March 31, 2019 through the date of this filing and determined that there are no such events requiring recognition or disclosure in the financial statements.

Sales Tax

The Company has a state sales tax liability stemming from the Company’s ‘Fulfilled By Amazon’ sales agreement which allows Amazon to warehouse the Company’s inventory throughout a number of states. During 2018 the Company put policies and procedures in place to collect and pay sales tax for Amazon sales in states where the Company believes it has nexus and is required to charge sales tax. Sales tax is now collected in states where the Company is required to collect and has registered with the state. Sales and Use Tax filings are completed and filed and tax remitted back to the states consistent with the individual state filing requirements. Changes to state sales tax regulations are monitored to stay current with the law. As of March 31, 2019, approximately $86 thousand of the original state sales tax liability remains open. The additional liability of approximately $119.5 thousand relates to sales tax that has been collected and not yet remitted to the respective states.

Revenue Recognition

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

Other considerations of Topic 606 include the following:

●
Warranties - the Company does not offer customers the option to purchase a warranty separately. Therefore there is not a separate performance obligation. The Company does account for warranties as a cost accrual and the warranties do not include any additional distinct services other than the assurance that the goods comply with agreed-upon specifications. Warranties are variable and under Topic 606 are estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g. upon shipment of goods). The estimates due to warranties are historically not material.

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

●
Price protection - price protection provides that if the Company reduces the price on any products sold to the customer for eventual resale to an end-user, the Company will guarantee an account credit for the price difference for all quantities of that product that the customer still holds. Price protection is variable and under Topic 606 are estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g. upon shipment of goods). The estimates due to price protection are historically not material.

●
Volume Rebates and Promotion Programs - volume rebates are variable dependent upon the volume of goods sold-through the Company’s customers to end-users variable and under Topic 606 are estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g. upon shipment of goods). The estimates due to rebates and promotions are historically not material.

Accounts receivable, net:

	March 31, 2019	December 31, 2018
Gross accounts receivable	$3,204,640	$2,774,619
Allowance for doubtful accounts	(15,956)	(14,013)

Total accounts receivable, net	$3,188,684	$2,760,606

Accrued other expenses:

	March 31, 2019	December 31, 2018
Audit, legal, payroll	$172,900	$234,119
Royalty costs	1,125,000	875,000
Sales and use tax	205,468	219,286
Sales allowances *	656,650	611,719
Other	213,385	289,437
Total accrued other expenses	$2,373,403	$2,229,561
------------------------------------------------------------------------------------------------------------------------------------------------------------
* Upon adoption of ASC 606 on January 1, 2018, certain allowances were reclassified as accrued other expenses.

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

Disaggregated revenue by distribution channel for three months ended:
Through :	March 31, 2019	March 31, 2018
Retailers	$7,227,364	$7,933,218
Distributors	529,391	185,066
Other	253,334	218,583
Total	$8,010,089	$8,336,867

Disaggregated revenue by product for three months ended:

	March 31, 2019	March 31, 2018
Cable Modems & gateways	$7,073,277	$7,826,164
Other	936,812	510,703
Total	$8,010,089	$8,336,867

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

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting standards Update (“ASU”) 2016-02, “Leases (Topic 842)”, which requires lessees to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability. Lessor accounting under the standard is substantially unchanged. Additional qualitative and quantitative disclosures are also required. The Company adopted the standard effective January 1, 2019 using the alternative transition approach, which required the Company to apply the new lease standard to (i) all new lease contracts entered into after January 1, 2019 and (ii) all existing lease contracts as of January 1, 2018 through a cumulative adjustment to retained earnings.

Adoption of this standard resulted in the recognition of operating lease right-of-use assets and corresponding lease liabilities of $396 thousand and $421 thousand, respectively, on the consolidated balance sheet as of January 1, 2019. The standard did not materially impact operating results or liquidity. Disclosures related to the amount, timing and uncertainty of cash flows arising from leases are included in Note 5, Leases.

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

 (2) Liquidity

On March 31, 2019 the Company had approximately $2.1 million in bank debt for a $3.0 million asset-based credit line, approximately $116 thousand in cash and cash equivalents, and working capital of approximately $2.2 million. The Company’s credit line has a maturity date of November 2019, and automatically renews from year to year unless cancelled under the terms of agreement.

Major sources of cash during the first quarter of 2019 were decreases of approximately $1.4 million in inventory, and prepaid expenses of approximately $313 thousand, and increase in debt of approximately $380 thousand. Major decreases in cash were a loss of approximately $1.1 million, a decrease in accounts payable and accrued liabilities of approximately $793 thousand, and accounts receivable increase of approximately $428 thousand. On May 3, 2019, the Company closed on a private placement pursuant to which the Company sold an aggregate of 4,545,455 shares of common stock at a purchase price of $1.10 per share. The gross proceeds to the Company at the closing of the private placement were approximately $5.0 million. The Company intends to utilize the proceeds from the offering to accelerate the roll-out of new products, for working capital, and for other corporate purposes.

The Company’s ability to maintain adequate levels of liquidity is dependent upon its ability to sell inventory on hand and collect related receivables. Although the Company has experienced losses, it continues to experience significant sales growth. The Company expects year-over-year growth to continue for an unpredictable number of years due to a number of factors including the strength of the Motorola brand, new product introductions, increased shelf space, growing online retailer sales, and international expansion. Because of projected sales increases, the associated reduction in net loss, and its Financing Agreement and private placement, the Company expects to maintain acceptable levels of liquidity to meet its obligations as they become due for at least twelve months from the date of issuance of the Company’s Quarterly filing of this Form 10-Q with the Securities Exchange Commission.

 (3) Inventories

Inventories consist of :	March 31, 2019	December 31, 2018
Materials	$1,223,789	$2,043,843
Work in process	153,607	121,624
Finished goods	5,105,254	5,762,211
Total	$6,482,650	$7,927,678

Finished goods includes consigned inventory of $910,900 at March 31, 2019 and $1,537,300 at December 31, 2018. The Company reviews inventory for obsolete and slow-moving products each quarter and makes provisions based on its estimate of the probability that the material will not be consumed or that it will be sold below cost. The provision for inventory reserves was negligible for both three months ended March 31, 2019 and 2018, respectively.

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

In August 2016 Zoom entered into an amendment to the License Agreement with Motorola Mobility LLC (the “2016 Amendment”).  The 2016 Amendment expands Zoom’s exclusive license to use the Motorola trademark to a wide range of authorized channels worldwide, and expands the exclusive license from cable modems and gateways to also include consumer routers, WiFi range extenders, home powerline network adapters, and wireless access points.

In August 2017 Zoom entered into an amendment to the License Agreement with Motorola Mobility LLC (the “2017 Amendment”).  The 2017 Amendment expands Zoom’s exclusive license to use the Motorola trademark to a wide range of authorized channels worldwide, and expands the license from cable modems, gateways, consumer routers, WiFi range extenders, home powerline network adapters, and access points to also include MoCA adapters on an exclusive basis and and cellular sensors on a non-exclusive basis. The License Agreement, as amended, has a five-year term beginning January 1, 2016 through December 31, 2020 and increases the minimum royalty payments as outlined below.

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

Royalty expense under the License Agreement was $1,125,000 for the first quarter of 2019 and $875,000 for the first quarter of 2018, and is included in selling expense on the accompanying condensed consolidated statements of operations. The balance of the committed royalty expense for 2019 amounts to $3,375,000.

(5) Leases

In September 2015 the Company agreed with North American Production Sharing, Inc. (“NAPS”) to extend the Company’s Tijuana facility’s lease in connection with the Production Sharing Agreement (“PSA”) entered into between the Company and NAPS. That extension went through November 30, 2018 and also facilitated the Company’s contracting with Mexican personnel to work in our Tijuana facility. The Company currently has an agreement in principle to stay in the existing facilities through at least November 30, 2020, and Zoom expects to sign a lease extension once certain building repairs are completed. Rent expense was $26.6 thousand for the first quarter of 2019 and $26.6 thousand for the first quarter of 2018

The Company moved its headquarters on June 29, 2016 from its long-time location at 207 South Street, Boston, MA to a nearby location at 99 High Street, Boston, MA. The Company signed a lease for 11,480 square feet that expires on June 29, 2019. Rent expense was $109,194 for the first quarter of 2019 and $109,804 for the first quarter of 2018. The Company expects to move to a new location in downtown Boston on or before June 29, 2019. The potential impact of lease terms on a new location cannot be determined at this time.

At inception of a lease the Company determines whether that lease meets the classification criteria of a finance or operating lease. Some of the Company’s lease arrangements contain lease components (e.g. minimum rent payments) and non-lease components (e.g. maintenance, labor charges, etc.). The Company generally accounts for each component separately based on the estimated standalone price of each component.

Operating Leases

Operating leases are included in operating lease right-of-use assets, operating lease liabilities, and long-term operating lease liabilities on the condensed consolidated balance sheets. These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company’s secured incremental borrowing rates or implicit rates, when readily determinable. The Company used 10% as its secured incremental borrowing rate when calculating the present value of remaining lease payments over the lease term. Short-term operating leases, which have an initial term of 12 months or less, are not recorded on the balance sheet.

Lease expense for operating leases is recognized on a straight-line basis over the lease term. Lease expense is included in general and administrative expenses on the condensed consolidated statements of operations.

The following table presents information about the amount and timing of the Company’s operating leases as of March 31, 2019 assuming that a lease renewal for our Tijuana facility will be consummated consistent with the agreement in principle described above.

March 31, 2019
Maturity of Lease Liabilities	Lease Payments
2019 (remaining)	$188,730
2020	106,226
Total undiscounted operating lease payments	$294,956
Less: Imputed interest	(3,888)
Present value of operating lease liabilities	$291,068

Balance Sheet Classification
Operating lease liabilities	$205,958
Long-term operating lease liabilities	85,110
Total operating lease liabilities	$291,068

Other Information
Weighted-average remaining lease term for operating leases	1.16 years
Weighted-average discount rate for operating leases	10.0%

Cash Flows
Upon adoption of the new lease standard, the Company recorded a lease liability in the amount of $420,899, right-of-use assets of $399,565, and reclassified deferred rent of $25,334 as a reduction of the right-of-use assets. During the three months ended March 31, 2019, the operating lease liability was reduced by $129,831 and we recorded amortization of our right-of-use assets of $120,902.

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Three Months Ended March 31,
	2019	2018
Operating cash flow information:
Amounts included in measurement of lease liabilities	$135,617	$––
Non-cash activities:
Right-of-use assets obtained in exchange for lease obligations	$395,565	$––

(6) Customer and Vendor Concentrations

The Company sells its products primarily through high-volume retailers and distributors, Internet service providers, value-added resellers, system integrators, and original equipment manufacturers ("OEMs"). The Company supports its major accounts in their efforts to offer a well-chosen selection of attractive products and to maintain appropriate inventory levels.

Relatively few companies account for a substantial portion of the Company’s revenues.  In the first quarter of 2019 two companies accounted for 10% or greater individually and 81% in the aggregate of the Company’s total net sales. At March 31, 2019 three companies with an accounts receivable balance of 10% or greater individually accounted for a combined 67% of the Company’s accounts receivable. In the first quarter of 2018, three companies accounted for 10% or greater individually and 92% in the aggregate of the Company’s total net sales. At March 31, 2018, three companies with an accounts receivable balance of 10% or greater individually accounted for a combined 84% of the Company’s accounts receivable.

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

The Company depends on many third-party suppliers for key components contained in its product offerings. For some of these components, the Company may only use a single source supplier, in part due to the lack of alternative sources of supply. During the first quarter of 2019, the Company had one supplier that provided 99% of the Company's purchased inventory. During the first quarter of 2018, the Company had one supplier that provided 99% of the Company's purchased inventory.

(7) Credit Lines

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

The Company is required to calculate its loan covenant compliance on a quarterly basis. At March 31, 2019, the Company was in compliance with both its working capital and tangible net worth covenants. At March 31, 2019, the Company’s tangible net worth was approximately $2.6 million, above the $2 million requirement; and the Company’s working capital was approximately $2.2 million, above the $1.75 million requirement. Loan availability is based on eligible receivables less offsets, if any. Approximately $120 thousand was available on this line on March 31, 2019, consisting of $206 thousand as 75% of eligible receivables less an offset of $86 thousand for state tax liabilities.  The sales tax offset will be reduced as the sales tax liability is paid down.

(8) Earnings (Loss) Per Share

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

Basic and diluted loss per common share for the three-month period ended March 31, 2019 was ($0.07), and diluted loss per common share excludes the effects of 496,028 common share equivalents, since such inclusion would be anti-dilutive. Basic earnings per common share for the three-month period ended March 31, 2018 was $0.02. Diluted earnings per common share for the three-month period ended March 31, 2018 was $0.02, and includes the dilutive effects of 783,469 common share equivalents. The common share equivalents consist of common shares issuable upon exercise of outstanding stock options.

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

In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "could," "would," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential" and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in our future financial results include those discussed in the risk factors set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on April 1, 2019 and in our other filings with the Securities and Exchange Commission. Readers should also be cautioned that results of any reported period are often not indicative of results for any future period.

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

In July 2016 Zoom headquarters moved from our long-time location at 207 South Street to 99 High Street in Boston. The lease for this new location terminates June 29, 2019. We expect to be in a new Boston location by June 29, 2019. We also lease a test/warehouse/ship facility in Tijuana, Mexico. In November 2014 we signed a one-year lease with five one-year renewal options thereafter for an 11,390 square foot facility in Tijuana, Mexico. In September 2015, we extended the term of the lease from December 1, 2015 through November 30, 2018. In September 2015, we also signed a new lease for additional space in the adjacent building, which doubled the existing capacity. The term of the lease was from March 1, 2016 through November 30, 2018. The Company currently has an agreement in principle to stay in the existing facilities through at least November 30, 2020, and Zoom expects to sign a lease extension once certain building repairs are completed.

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

Our gross margin for a given product generally depends on a number of factors including tariffs and the type of customer to whom we are selling. The gross margin for sales through retailers tends to be higher than for some of our other customers; but the sales, support, returns, and overhead costs associated with retailers tend to be higher.

As of March 31, 2019 we had thirty-two full-time and part-time employees. Eleven employees were engaged in research and development and quality control. Four employees were involved in operations, which manages production, inventory, purchasing, warehousing, freight, invoicing, shipping, collections, and returns. Eleven employees were engaged in sales, marketing, and customer support. The remaining six employees performed executive, accounting, administrative, and management information systems functions. We currently have twenty-nine full-time employees and three employees working less than 5 days per week, typically 4 days per week. Our dedicated personnel in Tijuana, Mexico are employees of our Mexican service provider and not included in our headcount. As of March 31, 2019, we had two consultants, one in sales and one in information systems, none of whom is included in our employee headcount.

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

Leases. We adopted ASU 2016-02, “Leases (Topic 842)”, which requires lessees to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability. Lessor accounting under the standard is substantially unchanged. Additional qualitative and quantitative disclosures are also required. The Company adopted the standard effective January 1, 2019 using the alternative transition approach, which required the Company to apply the new lease standard to (i) all new lease contracts entered into after January 1, 2019 and (ii) all existing lease contracts as of January 1, 2018 through a cumulative adjustment to retained earnings. See Footnote 1 and 5 to the accompanying condensed consolidated financial statements for additional disclosure.

Revenue Recognition. We adopted ASC 606 using the modified retrospective method provision of this standard effective January 1, 2018, which required us to apply the new revenue standard to (i) all new revenue contracts entered into after January 1, 2018 and (ii) all existing revenue contracts as of January 1, 2018 through a cumulative adjustment to retained earnings. In accordance with this approach, there was no material impact which required a cumulative effect adjustment.

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

●
Allocation of the transaction price to the performance obligations in the contract — if the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. This applies to us as there is only one performance obligation, which is to provide the goods.

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

We primarily sell hardware products to our customers. The hardware products include cable modems and gateways, local area networking equipment including routers and MoCA adapters, DSL gateways, and dial-up modems.

We derive our net sales primarily from the sales of hardware products through four types of customers:

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

Product Returns. Products are returned by retail stores and distributors for inventory balancing, contractual stock rotation privileges, and warranty repair or replacements. We estimate the sales and cost value of expected future product returns of previously sold products. Our estimates for product returns are based on recent historical trends plus estimates for returns prompted by, among other things, announced stock rotations and announced customer store closings. Management reviews historical returns, current economic trends, and changes in customer demand and acceptance of our products when estimating sales return allowances. Product returns are variable and under Topic 606 are estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g. upon shipment of goods). Under implementation of Topic 606, the Company monitors pending authorized returns of goods and, if deemed appropriate, record the right of return asset accordingly.

Price Protection Refunds. We have a policy of offering price protection to certain of our retailer and distributor customers for some or all their inventory. Under the price protection policies, when we reduce our prices for a product, the customer receives a credit for the difference between the original purchase price and our reduced price for their unsold inventory of that product. Our estimates for price protection refunds are based on a detailed understanding and tracking by customer and by sales program. Information from customer inventory-on-hand reports or from direct communications with the customers is used to estimate the refund. Price protection refunds are variable and under Topic 606 are estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g. upon shipment of goods). The estimates due to price protection are historically not material.

Sales and Marketing Incentives. Many of our retailer customers require sales and marketing support funding, which is an expense item in selling expense, unless the funding is a function of sales activity and therefore variable. Under Topic 606, sales and marketing incentives are estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g. upon shipment of goods). The estimates due to sales and marketing incentives are historically not material.

Rebates and Promotions. Our rebates are based on a detailed understanding and tracking by customer and sales program. Rebates and promotions are variable and under Topic 606 are estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g. upon shipment of goods). The estimates due to rebates and promotions are historically not material.

Accounts Receivable Valuation. We establish accounts receivable valuation allowances equal to the above-discussed net sales adjustments for estimates of product returns, price protection refunds, consumer rebates, and general bad debt reserves. These allowances are reduced as actual credits and are issued to the customer's accounts.

Inventory Valuation and Cost of Goods Sold. Inventory is valued at the lower of cost, determined by the first-in, first-out method, or its net realizable value. We review inventories for obsolete and slow-moving products each quarter and make provisions based on our estimate of the probability that the material will not be consumed or that it will be sold below cost. Additionally, material product certification costs on new products are capitalized and amortized over the expected period of value of the respective products.

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

As of December 31, 2018 we had federal net operating loss carry forwards of approximately $55.0 million which are available to offset future taxable income. They are due to expire in varying amounts from 2019 to 2038. As of December 31, 2018, we had state net operating loss carry forwards of approximately $9.7 million which are available to offset future taxable income. They are due to expire in varying amounts from 2031 through 2038. A valuation allowance has been established for the full amount of deferred income tax assets as management has concluded that it is more-likely than-not that the benefits from such assets will not be realized.

Results of Operations

Comparison of the three months ended March 31, 2019 to the three months ended March 31, 2018

Summary. Net sales were $8.0 million for the first quarter ended March 31, 2019 (“Q1 2019”), down 3.9% from $8.3 million for the first quarter ended March 31, 2018 (“Q1 2018”). Zoom reported a net loss of $1.1 million or $0.07 per share for Q1 2019 compared to net income of $359 thousand or $0.02 per share for Q1 2018.

Net Sales. The Company reported net sales of $8.0 million for Q1 2019, down 3.9% from $8.3 million for Q1 2018. The decrease was impacted by lower sales through brick-and-motor retailers, while online sales continue to grow. Geographically, our North American sales continue to represent the dominant share of our overall sales at 97.3% of our net sales in Q1 2019 compared to 98.2% in Q1 2018.

In Q1 2019 two companies accounted for 10% or greater individually and 81% in the aggregate of the Company’s total net sales. In Q1 2018, three companies accounted for 10% or greater individually and 92% in the aggregate of the Company’s total net sales. Because of our significant customer concentration, our net sales and operating income has fluctuated and could in the future fluctuate significantly due to changes in political or economic conditions or the loss, reduction of business, or less favorable terms for any of our significant customers.

Gross Profit. Gross profit was $2.4 million or 30.2% of net sales in Q1 2019, down from $3.3 million or 39.4% of net sales in Q1 2018.  The decrease in gross profit in Q1 2019 was primarily due to the 10% tariff on imported products from China, and also due to lower sales.

Selling Expense. Selling expense was $2.4 million or 30.6% of net sales in Q1 2019 compared to $2.1 million or 24.6% of net sales in Q1 2018. The increase of $392 thousand in selling expense was primarily due to increased Motorola trademark royalty costs and retailer marketing expenses.

General and Administrative Expense. General and administrative expense was $568 thousand or 7.1% of net sales in Q1 2019, up from $448 thousand or 5.4% of net sales in Q1 2018. The increase of $120 thousand was primarily due to increased salary and stock option costs partially offset by a reduction in sales tax expense from Q1 2018.

Research and Development Expense. Research and development expense was $482 thousand or 6.0% of net sales in Q1 2019 up from $410 thousand or 4.9% of net sales in Q1 2018. The increase of $72 thousand was due primarily to increased salary and stock option costs partially offset by a reduction in in certification and testing expenses.

Other Income (Expense). Other expense was approximately $34 thousand in Q1 2019, and $6 thousand in Q1 2018, consisting primarily of interest expense related to the line of credit agreement.

Liquidity and Capital Resources

On March 31, 2019 the Company had approximately $2.1 million in bank debt for a $3.0 million asset-based credit line, approximately $116 thousand in cash and cash equivalents, and working capital of approximately $2.2 million. The Company’s credit line has a maturity date of November 2019, and automatically renews from year to year unless cancelled under the terms of agreement.

Major sources of cash during the first quarter of 2019 were decreases of approximately $1.4 million in inventory and of approximately $313 thousand in prepaid expenses, and an increase in debt of approximately $380 thousand. Major causes of reduced cash were a loss of approximately $1.1 million, a decrease in accounts payable and accrued liabilities of approximately $793 thousand, and an accounts receivable increase of approximately $428 thousand. On May 3, 2019, the Company closed on a private placement in which the Company sold an aggregate of 4,545,455 shares of common stock at a purchase price of $1.10 per share. The gross proceeds to the Company at the closing of the private placement were approximately $5.0 million. The Company intends to utilize the proceeds from the offering to accelerate the roll-out of new products, for working capital, and for other corporate purposes.

Our ability to maintain adequate levels of liquidity is dependent upon our ability to sell inventory on hand and collect related receivables. The Company was profitable for the first nine months of 2018. Starting in the fourth quarter of 2018, the first full quarter with significant China-related tariffs, the Company experienced losses that reduced liquidity. The Company expects to maintain acceptable levels of liquidity to meet its obligations as they become due for at least twelve months from the date of issuance of the Company’s Quarterly filing of this Form 10-Q with the Securities Exchange Commission.

Commitments

During the three months ended March 31, 2019, there were no material changes to our capital commitments and contractual obligations from those disclosed in our Form 10-K for the year ended December 31, 2018.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of March 31, 2019. With the adoption of ASU 2016-02, “Leases (Topic 842)”, which requires lessees to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability, effective January 1, 2019, off-balance sheet lease arrangements are now reported on the Company balance sheet. See Footnote 5 to the accompanying condensed consolidated financial statements for additional disclosure.

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

In connection with the preparation of this Quarterly Report on the Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2019. Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There has been a change in our internal controls over financial reporting during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting. Effective January 1, 2019, we adopted ASU 2016-02, “Leases (Topic 842)”, which requires management to make significant judgement and estimates. As a result, we implemented changes to our internal controls related to lease evaluation for the three months ended March 31, 2019. These changes include updated accounting policies affected by ASC Topic 842 as well as redesigned internal controls over financial reporting related to ASC Topic 842 implementation. Additionally, management has expanded data gathering procedures to comply with the additional disclosure requirements and ongoing contract review requirements.

PART II OTHER INFORMATION

ITEM 1.
LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, please refer to Note 4, “Contingencies – Legal Matters” of the Notes to Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A.
RISK FACTORS

This report contains forward-looking statements that involve risks and uncertainties, such as statements of our objectives, expectations and intentions. The cautionary statements made in this report are applicable to all forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on April 1, 2019, as well as those discussed in this report and in our other filings with the SEC.

There have not been any material changes from the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 6.
EXHIBITS

Exhibit No.	Exhibit Description

10.1
Stock Purchase Agreement, dated May 3, 2019, by and between Zoom Telephonics, Inc. and the Investors listed therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2019).

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

ZOOM TELEPHONICS, INC. (Registrant)

Date: May 15, 2019	By:	/s/ Frank B. Manning
Frank B. Manning, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.1
Stock Purchase Agreement, dated May 3, 2019, by and between Zoom Telephonics, Inc. and the Investors listed therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2019).

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