Form 10-Q
period 2019-06-30
Zoom Telephonics, Inc.
filed 2019-08-14
CIK 1467761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to ________

Commission File Number 0-53722

———————

ZOOM TELEPHONICS, INC.
(Exact Name of Registrant as Specified in its Charter)
———————

Delaware	04-2621506
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

225 Franklin Street, Boston, Massachusetts	02110
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (617) 423-1072

__________________________________________________________________________
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities Registered Pursuant to Section 12 (b) of the Act: None.

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

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of August 12, 2019, was 20,812,636 shares.

ZOOM TELEPHONICS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS

ZOOM TELEPHONICS, INC.
Condensed Consolidated Balance Sheets

ASSETS	June 30, 2019 (Unaudited)	December 31, 2018
Current assets
Cash and cash equivalents	$1,790,822	$125,982
Accounts receivable, net	3,551,817	2,760,606
Inventories, net	6,752,494	7,927,678
Deposits on inventory purchases	1,394,283	723,639
Prepaid expenses and other current assets	237,943	194,946
Total current assets	13,727,359	11,732,851

Other assets	235,893	222,160
Operating lease right-of-use assets, net	151,722	––
Equipment, net	287,320	261,476
Total assets	$14,402,294	$12,216,487

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank debt	$––	$1,741,272
Accounts payable	4,500,567	4,369,309
Operating lease liabilities	99,564	––
Accrued other expenses	2,529,664	2,229,561
Total current liabilities	7,129,795	8,340,142
Long-term operating lease liabilities	52,158	––
Total liabilities	$7,181,953	$8,340,142

Commitments and contingencies (Note 4)

Stockholders' equity
Common stock: Authorized: 40,000,000 shares at $0.01 par value
Issued and outstanding: 20,742,636 shares at June 30, 2019 and 16,124,681 shares at December 31, 2018	207,426	161,247
Additional paid-in capital	46,259,984	41,035,936
Accumulated deficit	(39,247,069)	(37,320,838)
Total stockholders' equity	7,220,341	3,876,345
Total liabilities and stockholders' equity	$14,402,294	$12,216,487

See accompanying notes to condensed consolidated financial statements.

ZOOM TELEPHONICS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net sales	$8,158,723	$7,522,246	$16,168,812	$15,859,113
Cost of goods sold	5,390,335	4,789,651	10,982,107	9,845,128
Gross profit	2,768,388	2,732,595	5,186,705	6,013,985

Operating expenses:
Selling	2,553,600	2,122,799	5,001,113	4,177,356
General and administrative	556,758	173,209	1,124,557	621,287
Research and development	437,876	368,334	920,279	778,592
	3,548,234	2,664,342	7,045,949	5,577,235

Operating income (loss)	(779,846)	68,253	(1,859,244)	436,750

Other income (expense):
Interest income	3,967	87	4,001	191
Interest expense	(16,188)	(5,544)	(48,405)	(11,712)
Other, net	(156)	(108)	(1,905)	(65)
Total other income (expense)	(12,377)	(5,565)	(46,309)	(11,586)

Income (loss) before income taxes	(792,223)	62,688	(1,905,553)	425,164

Income taxes (benefit)	12,890	15,358	20,678	18,956

Net income (loss)	$(805,113)	$47,330	$(1,926,231)	$406,208

Net income (loss) per share:
Basic	$(0.04)	$0.00	$(0.11)	$0.03
Diluted	$(0.04)	$0.00	$(0.11)	$0.02

Basic weighted average common and common equivalent shares	19,066,889	15,934,787	17,622,559	15,831,548
Diluted weighted average common and common equivalent shares	19,066,889	16,750,627	17,622,559	16,647,388

See accompanying notes to condensed consolidated financial statements.

ZOOM TELEPHONICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

For the six month period ended June 30, 2019
	Common Stock
	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Total

Balance at December 31, 2018	16,124,681	$161,247	$41,035,936	$(37,320,838)	$3,876,345

Net income (loss)	––	––	––	(1,121,118)	(1,121,118)
Stock option exercise	37,500	375	4,725	––	5,100
Stock based compensation	––	––	175,012	––	175,012
Balance at March 31, 2019	16,162,181	$161,622	$41,215,673	$(38,441,956)	$2,935,339

Net income (loss)	––	––	––	(805,113)	(805,113)
Private investment offering, net of expenses of $57,391	4,545,455	45,454	4,897,155	––	4,942,609
Stock option exercise	35,000	350	8,400	––	8,750
Stock based compensation	––	––	138,756	––	138,756
Balance at June 30, 2019	20,742,636	$207,426	$46,259,984	$(39,247,069)	$7,220,341

For the six month period ended June 30, 2018
	Common Stock
	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Total

Balance at December 31, 2017	15,286,540	$152,865	$40,265,282	$(37,246,561)	$3,171,586

Net income (loss)	––	––	––	358,878	358,878
Stock option exercise	591,250	5,913	146,550	––	152,463
Stock based compensation	––	––	33,798	––	33,798
Balance at March 31, 2018	15,877,790	$158,778	$40,445,630	$(36,887,683)	$3,716,725

Net income (loss)	––	––	––	47,330	47,330
Stock option exercise	128,891	1,289	197,356	––	198,645
Stock based compensation	––	––	22,229	––	22,229
Balance at June 30, 2018	16,006,681	$160,067	$40,665,215	$(36,840,353)	$3,984,929

See accompanying notes to condensed consolidated financial statements.

ZOOM TELEPHONICS, INC.
Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(1,926,231)	$406,208

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	185,821	181,136
Amortization of right-of-use assets	243,843	––
Stock based compensation	313,768	56,027
Provision for (recovery of) accounts receivable allowances	3,207	(1,750)
Provision for inventory reserves	23,957	––
Changes in operating assets and liabilities:
Accounts receivable	(794,418)	(416,640)
Inventories	1,151,227	(1,744,632)
Prepaid expenses and other current assets	(713,641)	(170,551)
Operating lease liabilities	(269,177)	––
Accounts payable and accrued expenses	456,695	1,185,928
Net cash provided by (used in) operating activities	(1,324,949)	(504,274)

Cash flows from investing activities:

Cost of other assets	(135,000)	(5,560)
Purchases of plant and equipment	(90,398)	(53,796)
Net cash provided by (used in) investing activities	(225,398)	(59,356)

Cash flows from financing activities:
Net proceeds from (payments to) bank credit lines	(1,741,272)	100,804
Net proceeds from private placement offering	4,942,609	––
Proceeds from stock option exercises	13,850	351,108
Net cash provided by (used in) financing activities	3,215,187	451,912

Net change in cash	1,664,840	(111,718)

Cash and cash equivalents at beginning of period	125,982	229,218

Cash and cash equivalents at end of period	$1,790,822	$117,500

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$48,405	$11,712
Income taxes	$20,677	$18,956
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

Subsequent Events

The Company filed a Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company which increased the number of authorized common shares from 25,000,000 to 40,000,000.

Other than noted above, the Company has evaluated subsequent events from June 30, 2019 through the date of this filing and has determined that there are no such events requiring recognition or disclosure in the financial statements.

Sales Tax

The Company has a state sales tax liability stemming from the Company’s ‘Fulfilled By Amazon’ sales agreement which allows Amazon to warehouse the Company’s inventory throughout a number of states. During 2018 the Company put policies and procedures in place to collect and remit sales tax for Amazon sales in states where the Company believes it has nexus and is required to charge sales tax. Sales tax is now collected by the Company in states where the Company is required to collect and the Company has registered with the state. Sales and Use Tax filings are completed and filed and tax remitted back to the states consistent with the individual state filing requirements. Changes to state sales tax regulations are monitored to stay current with the law. As of June 30, 2019, approximately $59 thousand of the original state sales tax liability remains open. The additional liability of approximately $112.6 thousand relates to sales tax that has been collected and not yet remitted to the respective states.

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

Other considerations of Topic 606 include the following:

● Warranties - the Company does not offer customers the option to purchase a warranty separately. Therefore, there is not a separate performance obligation. The Company does account for warranties as a cost accrual and the warranties do not include any additional distinct services other than the assurance that the goods comply with agreed-upon specifications. Warranties are variable and under Topic 606 are estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g. upon shipment of goods). The estimates due to warranties are historically not material.

● Returned Goods - analyses of actual returned product are compared to that of the product return estimates and historically have resulted in no material difference between the two. The Company has concluded that the current process of estimating the return reserve represents a fair measure with which to adjust revenue. Returned goods are variable and under Topic 606 are estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g. upon shipment of goods). Under implementation of Topic 606, the Company monitors pending authorized returns of goods and, if deemed appropriate, records the right of return asset accordingly.

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

Accounts receivable, net:
	June 30, 2019	December 31, 2018
Gross accounts receivable	$3,569,036	$2,774,619
Allowance for doubtful accounts	(17,219)	(14,013)

Total accounts receivable, net	$3,551,817	$2,760,606

Accrued other expenses:
	June 30, 2019	December 31, 2018
Audit, legal, payroll	$196,874	$234,119
Royalty costs	1,125,000	875,000
Sales and use tax	171,563	219,286
Sales allowances *	809,698	611,719
Other	226,529	289,437
Total accrued other expenses	$2,529,664	$2,229,561

------------------------------------------------------------------------------------------------------------------------------------------------------------
* Upon adoption of ASC 606 on January 1, 2018, certain sales allowances (warranties, returned goods, price protection, volume rebates, and promotion programs) were reclassified as accrued other expenses.

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

Disaggregated revenue by distribution channel:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Retailers	$7,433,925	$6,814,007	$14,672,980	$14,747,227
Distributors	443,833	517,847	965,042	702,913
Other	280,965	190,392	530,790	408,973
Total	$8,158,723	$7,522,246	$16,168,812	$15,859,113

Disaggregated revenue by product:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Cable Modems & gateways	$7,213,549	$6,794,232	$14,286,826	$14,620,396
Other	945,174	728,014	1,881,986	1,238,717
Total	$8,158,723	$7,522,246	$16,168,812	$15,859,113

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

 (2) Liquidity

On June 30, 2019 the Company had no bank debt on a $3.0 million asset-based credit line, approximately $1.79 million in cash and cash equivalents, and working capital of approximately $6.6 million. The Company’s credit line has a maturity date of November 2019, and automatically renews from year to year unless cancelled under the terms of agreement.

The Company closed on a $5 million private placement and issued an aggregate of 4,545,455 shares on May 3, 2019 and soon after the closing of the offering, Jeremy Hitchcock and Jonathan Seelig joined Zoom’s Board of Directors. Other major sources of cash during the first six months of 2019 were decreases of approximately $1.2 million in inventory, and increases in accounts payable and accrued expenses of approximated $431 thousand. Major decreases in cash were a loss of approximately $1.9 million, a reduction in debt of approximately $1.7 million, an accounts receivable increase of approximately $791 thousand, and increase in prepaid expenses of approximately $714 thousand.

The Company’s ability to maintain adequate levels of liquidity is dependent upon our ability to sell inventory on hand and collect related receivables. The Company was profitable for the first nine months of 2018. Starting in the fourth quarter of 2018, the first full quarter with significant China-related tariffs, the Company experienced losses that reduced liquidity. Although the Company has recently experienced losses, it has continued to experience sales growth. The Company expects year-over-year growth to continue for an unpredictable number of years due to a number of factors including the strength of the Motorola brand, new product introductions, increased shelf space, growing online retailer sales, and international expansion. Because of projected sales increases, the strength of its balance sheet, and its unused line of credit, the Company expects to maintain acceptable levels of liquidity to meet its obligations as they become due for at least twelve months from the date of issuance of the Company’s Quarterly filing of this Form 10-Q with the Securities Exchange Commission.

 (3) Inventories

Inventories consist of :	June 30, 2019	December 31, 2018
Materials	$810,253	$2,043,843
Work in process	267,522	121,624
Finished goods	5,674,719	5,762,211
Total	$6,752,494	$7,927,678

Finished goods includes consigned inventory of $1,443,100 at June 30, 2019 and $1,537,300 at December 31, 2018. The Company reviews inventory for obsolete and slow-moving products each quarter and makes provisions based on its estimate of the probability that the material will not be consumed or that it will be sold below cost. The provision for inventory reserves was negligible for both the three and six months ended June 30, 2019 and 2018, respectively.

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

In connection with the License Agreement, the Company has committed to reserve a certain percentage of wholesale sales for use in advertising, merchandising and promotion of the related products. Additionally, the Company is required to make quarterly royalty payments equal to a certain percentage of the preceding quarter’s net sales with minimum annual royalty payments as follows:

Year ending December 31,
2019:	$4,500,000
2020:	$5,100,000

Royalty expense under the License Agreement was $1,125,000 for the second quarter of 2019 and $875,000 for the second quarter of 2018, and is included in selling expense on the accompanying condensed consolidated statements of operations. The balance of the committed royalty expense for 2019 amounts to $2,250,000.

(5) Leases

In September 2015 the Company agreed with North American Production Sharing, Inc. (“NAPS”) to extend the Company’s Tijuana facility’s lease in connection with the Production Sharing Agreement (“PSA”) entered into between the Company and NAPS. That extension went through November 30, 2018 and also facilitated the Company’s contracting with Mexican personnel to work in our Tijuana facility. The Company currently has signed a lease extension to stay in the existing facilities through at least November 30, 2020. Rent expense was $26.6 thousand for both the second quarter of 2019 and the second quarter of 2018. Rent expense was $53.1 thousand for both the first six months of 2019 and the first six months of 2018.

The Company had a lease for 11,480 square feet at 99 High Street, Boston, MA that expired on June 29, 2019. The Company signed a twelve month lease agreement for offices at 225 Franklin Street, Boston, MA and completed the move to this location on June 28, 2019. The lease has an automatic renewal option provision and renews unless cancelled under the terms of the agreement. The Company has elected to apply the short-term lease exception under ASC 842 which does not require the recognition of an operating lease liability or right-of-use asset on the condensed consolidated balance sheet in relation to the lease at 225 Franklin Street. Rent expense was $98.6 thousand for the second quarter of 2019 and $104.6 thousand for the second quarter of 2018. Rent expense was $207.8 thousand for the first six months of 2019 and $214.4 thousand for the first six months of 2018.

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

The following table presents information about the amount and timing of the Company’s operating leases as of June 30, 2019.

June 30, 2019
Maturity of Lease Liabilities	Lease Payments
2019 (remaining)	$53,113
2020	106,226
Total undiscounted operating lease payments	$159,339
Less: Imputed interest	(7,617)
Present value of operating lease liabilities	$151,722

Balance Sheet Classification
Operating lease liabilities	$99,564
Long-term operating lease liabilities	52,158
Total operating lease liabilities	$151,722

Other Information
Weighted-average remaining lease term for operating leases	1.50
Weighted-average discount rate for operating leases	10.0%

Cash Flows
Upon adoption of the new lease standard, the Company recorded a lease liability in the amount of $420,899, right-of-use assets of $399,565, and reclassified deferred rent of $25,334 as a reduction of the right-of-use assets. During the six months ended June 30, 2019, the operating lease liability was reduced by $269,177 and we recorded amortization of our right-of-use assets of $243,843.

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Six Months Ended June 30,
	2019	2018
Operating cash flow information:
Amounts included in measurement of lease liabilities	$271,333	$––
Non-cash activities:
Right-of-use assets obtained in exchange for lease obligations	$395,565	$––

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

Relatively few companies account for a substantial portion of the Company’s revenues.  In the second quarter of 2019 two companies accounted for 10% or greater individually, and 83% in the aggregate of the Company’s total net sales. In the first six months of 2019 two companies accounted for 10% or greater individually, and 82% in the aggregate of the Company’s total net sales. At June 30, 2019 three companies with an accounts receivable balance of 10% or greater individually accounted for a combined 81% of the Company’s accounts receivable. In the second quarter of 2018 two companies accounted for 10% or greater individually, and 75% in the aggregate of the Company’s total net sales. In the first six months of 2018 two companies accounted for 10% or greater individually, and 79% in the aggregate of the Company’s total net sales. At June 30, 2018, three companies with an accounts receivable balance of 10% or greater individually accounted for a combined 78% of the Company’s accounts receivable.

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

The Company depends on many third-party suppliers for key components contained in its product offerings. For some of these components, the Company may only use a single source supplier, in part due to the lack of alternative sources of supply. During the second quarter of 2019, the Company had one supplier that provided 93% of the Company's purchased inventory. During the second quarter of 2018, the Company had one supplier that provided 99% of the Company's purchased inventory. During the first six months of 2019, the Company had one supplier that provided 96% of the Company's purchased inventory. During the first six months of 2018, the Company had one supplier that provided 99% of the Company's purchased inventory.

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

The Company is required to calculate its loan covenant compliance on a quarterly basis. At June 30, 2019, the Company was in compliance with both its working capital and tangible net worth covenants. At June 30, 2019, the Company’s tangible net worth was approximately $6.9 million, above the $2 million requirement; and the Company’s working capital was approximately $6.6 million, above the $1.75 million requirement. Loan availability is based on eligible receivables less offsets, if any. Approximately $2.5 million was available on this line on June 30, 2019, consisting of $2.6 million as 75% of eligible receivables less an offset of $54 thousand for state tax liabilities.  The sales tax offset will be reduced as the sales tax liability is paid down.

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

Basic and diluted loss per common share for the three-month period ended June 30, 2019 was $0.04, and diluted loss per common share excludes the effects of 471,199 common share equivalents, since such inclusion would be anti-dilutive. Basic earnings per common share for the three-month period ended June 30, 2018 was $0.00. Diluted earnings per common share for the three-month period ended June 30, 2018 was $0.00, and includes the dilutive effects of 815,840 common share equivalents. Basic and diluted loss per common share for the six-month period ended June 30, 2019 was $0.11, and diluted loss per common share excludes the effects of 471,199 common share equivalents, since such inclusion would be anti-dilutive. Diluted earnings per common share for the six-month period ended June 30, 2018 was $0.02, and includes the dilutive effects of 815,840 common share equivalents. The common share equivalents consist of common shares issuable upon exercise of outstanding stock options.

(9) Private Placement

On May 3, 2019, the Company entered into a Stock Purchase Agreement with certain accredited investors, including some independent investment funds, some members of Zoom management and Zoom's Board of Directors, and some co-founders of Zoom, in a private placement pursuant to which the Company sold an aggregate of 4,545,455 shares of common stock, par value $0.01 per share, at a purchase price of $1.10 per share. In connection with the Stock Purchase Agreement the Company incurred $57,391 of expenses which has been recorded as a reduction of additional paid in capital as presented in the condensed consolidated statements of stockholders' equity. The net proceeds to the Company at the closing of the private placement was $4.94 million.

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

Overview

We derive our net sales primarily from sales of Internet access and other communications-related products including cable modems and cable modem/routers, Digital Subscriber Line (“DSL”) modems and modem/routers, routers and other local area network products, cellular modems, and dial-up modems through retailers, distributors, and other customers. We sell our products through a direct sales force and through independent sales agents. All of our employees work at our headquarters in Boston, Massachusetts.  We are experienced in electronics hardware, firmware, and software design and test, regulatory certifications, product documentation, and packaging; and we use that experience in developing each product in-house or in partnership with suppliers who are typically based in Asia. Electronic assembly and testing of our products in accordance with our specifications is typically done in Asia, and we do further testing, warehousing, and shipping in our Tijuana facility.

In July 2016 Zoom headquarters moved from our long-time location at 207 South Street to 99 High Street in Boston. The lease for this location terminated June 29, 2019. The Company signed a twelve-month lease agreement for offices at 225 Franklin Street, Boston, MA and completed the move to this location on June 28, 2019. We also lease a test/warehouse/ship facility in Tijuana, Mexico. In November 2014 we signed a one-year lease with five one-year renewal options thereafter for an 11,390 square foot facility in Tijuana, Mexico. In September 2015, we extended the term of the lease from December 1, 2015 through November 30, 2018. In September 2015, we also signed a new lease for additional space in the adjacent building, which doubled the existing capacity. The term of the lease was from March 1, 2016 through November 30, 2018. The Company currently has signed a lease extension to stay in the existing facilities through at least November 30, 2020.

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

As of June 30, 2019 we had thirty-three full-time and part-time employees. Eleven employees were engaged in research and development and quality control. Five employees were involved in operations, which manages production, inventory, purchasing, warehousing, freight, invoicing, shipping, collections, and returns. Eleven employees were engaged in sales, marketing, and customer support. The remaining six employees performed executive, accounting, administrative, and management information systems functions. We currently have thirty full-time employees and three employees working less than 5 days per week, typically 4 days per week. Our dedicated personnel in Tijuana, Mexico are employees of our Mexican service provider and not included in our headcount. As of June 30, 2019, we had two consultants, one in sales and one in information systems, neither of which is included in our employee headcount.

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

Results of Operations

Comparison of the three months ended June 30, 2019 to the three months ended June 30, 2018

Summary. Net sales were $8.16 million for the second quarter ended June 30, 2019 (“Q2 2019”), up 8.5% from $7.52 million for the second quarter of 2018 (“Q2 2018”). We reported a net loss of $805 thousand or $0.04 per share for Q2 2019 compared to net income of $47 thousand or $0.00 per share for Q2 2018.

Net Sales. Our total net sales for Q2 2019 increased $0.6 million or 8.5% from Q2 2018. Most of this growth was driven by increases in cable modem and cable modem/routers, DSL products, and local area network products.

Concentration. In Q2 2019 two companies accounted for 10% or greater individually, and 83% in the aggregate of our total net sales. In Q2 2018 two companies accounted for 10% or greater individually, and 75% in the aggregate of our total net sales.

Gross Profit. Gross profit was $2.8 million or 33.9% of net sales in Q2 2019, a small dollar increase from $2.7 million or 36.3% of net sales in Q2 2018. China tariff expense of approximately $416 thousand in Q2 2019 reduced gross margin by 5.1% of net revenues, and there was no China tariff in Q2 2018.

Selling Expense. Selling expense was $2.6 million or 31.3% of net sales in Q2 2019, up from $2.1 million or 28.2% of net sales in Q2 2018. The increase of $0.4 million was primarily due to increases in Motorola trademark royalty costs and retailer-focused marketing expenses.

General and Administrative Expense. General and administrative expense was $557 thousand or 6.8% of net sales in Q2 2019, up from $173 thousand or 2.3% of net sales in Q2 2018. The increase of $384 thousand was due to a $203 thousand reduction in expense in Q2 2018 from reassessment of sales tax liabilities, increases in salary and stock option costs, and Q2 2019 moving expenses as Zoom headquarters moved to a new location in downtown Boston.

Research and Development Expense. Research and development expense was $438 thousand or 5.4% of net sales in Q2 2019, up from $368 thousand or 4.9% of net sales in Q2 2018. The increase of $70 thousand was primarily due to increased salary and fringe benefit costs.

Other Income (Expense). Other expense was $12 thousand in Q2 2019 and $6 thousand in Q2 2018, and related to interest costs on our line of credit.

Net Income (Loss). Net loss was $805 thousand for Q2 2019, compared to net income of $47 thousand for Q2 2018, primarily due to a tariff-related reduction of gross profit and increased operating expenses.

Comparison of the six months ended June 30, 2019 to the six months ended June 30, 2018

Summary. Net sales were $16.2 million for the six months ended June 30, 2019, up 2.0% from $15.9 million for the six months ended June 30, 2018. We reported a net loss of $1.9 million for the six months ended June 30, 2019 compared to net income of $0.41 million for the six months ended June 30, 2018. Loss per diluted share was $0.11 for the six months ended June 30, 2019 compared to a loss per diluted share of $0.02 for the six months ended June 30, 2018.

Net Sales. Our total net sales for the six months ended June 30, 2019 increased $0.3 million or 2.0% from the six months ended June 30, 2018, primarily due to Motorola brand products’ continued revenue growth and the introduction of new products. Geographically, our North American sales continued their dominant share of our overall sales, representing 97% and 98% of our net sales through six months ended June 30, 2019 and 2018 respectively.

Concentration. In the six months ended June 30, 2019, two companies accounted for 10% or greater individually, and 82% in the aggregate of our total net sales. In the six months ended June 30, 2018, two companies accounted for 10% or greater individually, and 79% in the aggregate of our total net sales.

Gross Profit. Gross profit was $5.2 million for the six months ended June 30, 2019, down from gross profit of $6.0 million for the six months ended June 30, 2018. Our gross margin for the first six months of 2019 was 32.1%, down from our gross margin of 37.9% for the six months ended June 30, 2018, primarily due to China tariffs increasing cost of goods by approximately $861 thousand or 5.3% of net revenues.

Selling Expense. Selling expense was $5.0 million or 30.9% of net sales in the six months ended June 30, 2019, up from $4.18 million or 26.3% of net sales in the six months ended June 30, 2018. The increase of $824 thousand was primarily due to increased Motorola trademark royalty costs and retailer-focused marketing expenses.

General and Administrative Expense. General and administrative expense was $1.1 million or 7.0% of net sales for the six months ended June 30,2019, up from $621 thousand or 3.9% of net sales for the six months ended June 30, 2018. The increase of $503 thousand was primarily due to a $203 thousand reduction in expense in Q2 2018 from reassessment of sales tax liabilities, increases in salary and stock option costs, and Q2 2019 moving expenses as Zoom headquarters moved to a new location in downtown Boston.

Research and Development Expense. Research and development expense was $920 thousand or 5.7% of net sales in the six months ended June 30, 2019, up from $779 thousand or 4.9% of net sales in the six months ended June 30, 2018. The increase of $142 thousand was due primarily to increased salary and fringe benefit costs, partly reduced by lower certification expenses.

Other Income (Expense). Other expense for the six months ended June 30, 2019 was $46 thousand versus $12 thousand in the six months ended June 30, 2018. The difference is primarily due to increased interest expense incurred on our bank credit line.

Net Income (Loss). Net loss was $1.9 million for the six months ended June 30, 2019, compared to a net income of $0.4 million for six months ended June 30, 2018.

Liquidity and Capital Resources

On June 30, 2019 the Company had no bank debt on a $3.0 million asset-based credit line, approximately $1.79 million in cash and cash equivalents, and working capital of approximately $6.6 million. The Company’s credit line has a maturity date of November 2019, and automatically renews from year to year unless cancelled under the terms of the agreement.

The Company closed on a $5 million private placement and issued an aggregate of 4,545,455 shares on May 3, 2019 and soon after the closing of the offering, Jeremy Hitchcock and Jonathan Seelig joined Zoom’s Board of Directors. Other major sources of cash during the first six months of 2019 were decreases of approximately $1.2 million in inventory, and increases in accounts payable and accrued expenses of approximated $431 thousand. Major decreases in cash were a loss of approximately $1.9 million, a reduction in debt of approximately $1.7 million, an accounts receivable increase of approximately $791 thousand, and increase in prepaid expenses of approximately $714 thousand.

The Company’s ability to maintain adequate levels of liquidity is dependent upon our ability to sell inventory on hand and collect related receivables. The Company was profitable for the first nine months of 2018. Starting in the fourth quarter of 2018, the first full quarter with significant China-related tariffs, the Company experienced losses that reduced liquidity. Although the Company has recently experienced losses, it has continued to experience sales growth. The Company expects year-over-year growth to continue for an unpredictable number of years due to a number of factors including the strength of the Motorola brand, new product introductions, increased shelf space, growing online retailer sales, and international expansion. Because of projected sales increases, the strength of its balance sheet, and its unused line of credit, the Company expects to maintain acceptable levels of liquidity to meet its obligations as they become due for at least twelve months from the date of issuance of the Company’s Quarterly filing of this Form 10-Q with the Securities Exchange Commission.

Commitments

During the six months ended June 30, 2019, there were no material changes to our capital commitments and contractual obligations from those disclosed in our Form 10-K for the year ended December 31, 2018.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of June 30, 2019. With the adoption of ASU 2016-02, “Leases (Topic 842)”, which requires lessees to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability, effective January 1, 2019, off-balance sheet lease arrangements are now reported on the Company balance sheet. See Footnote 5 to the accompanying condensed consolidated financial statements for additional disclosure.

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

In connection with the preparation of this Quarterly Report on the Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2019. Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There has been a change in our internal controls over financial reporting during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting. Effective January 1, 2019, we adopted ASU 2016-02, “Leases (Topic 842)”, which requires management to make significant judgement and estimates. As a result, we implemented changes to our internal controls related to lease evaluation for the six months ended June 30, 2019. These changes include updated accounting policies affected by ASC Topic 842 as well as redesigned internal controls over financial reporting related to ASC Topic 842 implementation. Additionally, management has expanded data gathering procedures to comply with the additional disclosure requirements and ongoing contract review requirements.

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

3.1
Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 30, 2019).

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
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

XBRL Instance Document
XBRL Taxonomy Extension Schema Document
XBRL Taxonomy Calculation Linkbase Document
XBRL Taxonomy Extension Definition Linkbase Document
XBRL Taxonomy Label Linkbase Document
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

ZOOM TELEPHONICS, INC. (Registrant)

Date: August 14, 2019	By:	/s/ Frank B. Manning
Frank B. Manning, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.1
Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 30, 2019).

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
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

XBRL Instance Document
XBRL Taxonomy Extension Schema Document
XBRL Taxonomy Calculation Linkbase Document
XBRL Taxonomy Extension Definition Linkbase Document
XBRL Taxonomy Label Linkbase Document
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