Form 10-Q
period 2019-09-30
Zoom Telephonics, Inc.
filed 2019-11-14
CIK 1467761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q
______________

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of November 11, 2019, was 20,880,136 shares.

ZOOM TELEPHONICS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS

ZOOM TELEPHONICS, INC.
Condensed Consolidated Balance Sheets

ASSETS	September 30, 2019 (Unaudited)	December 31, 2018
Current assets
Cash and cash equivalents	$2,279,820	$125,982
Accounts receivable, net	4,747,507	2,760,606
Inventories	6,341,792	7,927,678
Deposits on inventory purchases	28,728	723,639
Prepaid expenses and other current assets	356,371	194,946
Total current assets	13,754,218	11,732,851

Other assets	202,894	222,160
Operating lease right-of-use assets, net	127,410	––
Equipment, net	283,986	261,476
Total assets	$14,368,508	$12,216,487

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank debt	$––	$1,741,272
Accounts payable	4,361,223	4,369,309
Operating lease liabilities	101,127	––
Accrued other expenses	2,706,534	2,229,561
Total current liabilities	7,168,884	8,340,142
Long-term operating lease liabilities	26,283	––
Total liabilities	$7,195,167	$8,340,142

Commitments and contingencies (Note 4)

Stockholders' equity
Common stock: Authorized: 40,000,000 shares at $0.01 par value
Issued and outstanding: 20,880,136 shares at September 30, 2019 and 16,124,681 shares at December 31, 2018	208,801	161,247
Additional paid-in capital	46,411,235	41,035,936
Accumulated deficit	(39,446,695)	(37,320,838)
Total stockholders' equity	7,173,341	3,876,345
Total liabilities and stockholders' equity	$14,368,508	$12,216,487

See accompanying notes to condensed consolidated financial statements.

ZOOM TELEPHONICS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net sales	$10,874,149	$9,000,060	$27,042,961	$24,859,173
Cost of goods sold	7,746,821	5,726,970	18,728,928	15,572,098
Gross profit	3,127,328	3,273,090	8,314,033	9,287,075

Operating expenses:
Selling expenses	2,067,728	2,032,486	7,068,841	6,209,842
General and administrative expenses	733,486	438,326	1,858,043	1,059,613
Research and development expenses	563,881	420,475	1,484,160	1,199,067
	3,365,095	2,891,287	10,411,044	8,468,522

Operating income (loss)	(237,767)	381,803	(2,097,011)	818,553

Other income (expense):
Interest income	5,626	39	9,627	230
Interest expense	––	(33,051)	(48,405)	(44,763)
Other, net	36,156	(320)	34,251	(385)
Total other income (expense)	41,782	(33,332)	(4,527)	(44,918)

Income (loss) before income taxes	(195,985)	348,471	(2,101,538)	773,635

Income taxes	3,641	2,537	24,319	21,493

Net income (loss)	$(199,626)	$345,934	$(2,125,857)	$752,142

Net income (loss) per share:
Basic	$(0.01)	$0.02	$(0.11)	$0.05
Diluted	$(0.01)	$0.02	$(0.11)	$0.05

Basic weighted average common and common equivalent shares	20,832,174	16,050,540	18,696,083	15,905,348
Diluted weighted average common and common equivalent shares	20,832,174	16,775,498	18,696,083	16,630,306

See accompanying notes to condensed consolidated financial statements.

ZOOM TELEPHONICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

For the nine-month period ended September 30, 2019

	Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2018	16,124,681	$161,247	$41,035,936	$(37,320,838)	$3,876,345

Net income (loss)	––	––	––	(1,121,118)	(1,121,118)
Stock option exercise	37,500	375	4,725	––	5,100
Stock based compensation	––	––	175,012	––	175,012
Balance at March 31, 2019	16,162,181	$161,622	$41,215,673	$(38,441,956)	$2,935,339

Net income (loss)	––	––	––	(805,113)	(805,113)
Private investment offering, net of expenses of $57,391	4,545,455	45,454	4,897,155	––	4,942,609
Stock option exercise	35,000	350	8,400	––	8,750
Stock based compensation	––	––	138,756	––	138,756
Balance at June 30, 2019	20,742,636	$207,426	$46,259,984	$(39,247,069)	$7,220,341

Net income (loss)	––	––	––	(199,626)	(199,626)
Stock option exercise	137,500	1,375	32,975	––	34,350
Stock based compensation	––	––	118,276	––	118,276
Balance at September 30, 2019	20,880,136	$208,801	$46,411,235	$(39,446,695)	$7,173,341

For the nine-month period ended September 30, 2018

	Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2017	15,286,540	$152,865	$40,265,282	$(37,246,561)	$3,171,586

Net income (loss)	––	––	––	358,878	358,878
Stock option exercise	591,250	5,913	146,550	––	152,463
Stock based compensation	––	––	33,798	––	33,798
Balance at March 31, 2018	15,877,790	$158,778	$40,445,630	$(36,887,683)	$3,716,725

Net income (loss)	––	––	––	47,330	47,330
Stock option exercise	128,891	1,289	197,356	––	198,645
Stock based compensation	––	––	22,229	––	22,229
Balance at June 30, 2018	16,006,681	$160,067	$40,665,215	$(36,840,353)	$3,984,929

Net income (loss)	––	––	––	345,934	345,934
Stock option exercise	100,000	1,000	22,650	––	23,650
Stock based compensation	––	––	170,133	––	170,133
Balance at September 30, 2018	16,106,681	$161,067	$40,857,998	$(36,494,419)	$4,524,646

See accompanying notes to condensed consolidated financial statements.

ZOOM TELEPHONICS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(2,125,857)	$752,142

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	252,471	274,339
Amortization of right-of-use assets	268,155	––
Stock based compensation	432,044	226,160
Provision for (recovery of) accounts receivable allowances	8,549	5,651
Provision for (recovery of) inventory reserves	19,983	(120,420)
Changes in operating assets and liabilities:
Accounts receivable	(1,996,450)	(2,176,171)
Inventories	1,565,903	(978,071)
Prepaid expenses and other current assets	533,486	(102,005)
Operating lease liabilities	(293,489)	––
Accounts payable and accrued expenses	494,221	123,722
Net cash provided by (used in) operating activities	(839,984)	(1,994,653)

Cash flows from investing activities:

Cost of other assets	(135,000)	(23,560)
Purchases of plant and equipment	(120,715)	(207,181)
Net cash provided by (used in) investing activities	(255,715)	(230,741)

Cash flows from financing activities:
Net proceeds from (payments to) bank credit lines	(1,741,272)	1,859,590
Net proceeds from private placement offering	4,942,609	––
Proceeds from stock option exercises	48,200	374,758
Net cash provided by (used in) financing activities	3,249,537	2,234,348

Net change in cash	2,153,838	8,954

Cash and cash equivalents at beginning of period	125,982	229,218

Cash and cash equivalents at end of period	$2,279,820	$238,172

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$48,405	$44,763
Income taxes	$24,319	$21,493

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

Subsequent Events

The Company has evaluated subsequent events from September 30, 2019 through the date of this filing and has determined that there are no such events requiring recognition or disclosure in the financial statements.

Sales Tax

The Company has a state sales tax liability stemming from the Company’s ‘Fulfilled By Amazon’ sales agreement which allows Amazon to warehouse the Company’s inventory, and this inventory is warehoused in a number of states. During 2018 the Company put policies and procedures in place to collect and remit sales tax for Amazon sales in states where the Company believes it has nexus and is required to charge sales tax. Sales tax is now collected by the Company in states where the Company is required to collect and the Company has registered with the state. Sales and Use Tax filings are completed and filed and tax remitted back to the states consistent with the individual state filing requirements. Changes to state sales tax regulations are monitored to stay current with the law. Many states have adopted regulations which require marketplace facilitators, such as Amazon, to collect and remit sales and use tax. This has eased the burden on the Company of filing and remitting sales tax returns for those states that have enacted such laws. As of September 30, 2019, approximately $51 thousand of the original state sales tax liability remains open. An additional liability of approximately $138 thousand relates to sales tax that has been collected and not yet remitted to the respective states, and is included in Accrued other expenses on the accompanying condensed consolidated balance sheets as of September 30, 2019.

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

Accounts receivable, net:

	September 30, 2019	December 31, 2018
Gross accounts receivable	$4,770,069	$2,774,619
Allowance for doubtful accounts	(22,562)	(14,013)

Total accounts receivable, net	$4,747,507	$2,760,606

Accrued other expenses:

	September 30, 2019	December 31, 2018
Audit, legal, payroll	$179,762	$234,119
Royalty costs	1,125,000	875,000
Sales and use tax	188,630	219,286
Sales allowances *	969,961	611,719
Other	243,182	289,437
Total accrued other expenses	$2,706,534	$2,229,561

------------------------------------------------------------------------------------------------------------------------------------------------------------
* Upon adoption of ASC 606 on January 1, 2018, certain sales allowances (warranties, returned goods, price protection, volume rebates, and promotion programs) were reclassified as accrued other expenses. Furthermore, a related inventory contract asset stemming from the sales return reserve of $439 thousand and $318 thousand is included within inventories on the accompanying condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018, respectively.

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

Disaggregated revenue by distribution channel:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Retailers	$10,479,310	$7,998,492	$25,140,598	$22,745,719
Distributors	122,111	552,346	1,095,335	1,255,259
Other	272,728	449,222	807,028	858,195
Total	$10,874,149	$9,000,060	$27,042,961	$24,859,173

Disaggregated revenue by product:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Cable Modems & gateways	$10,004,676	$8,162,319	$24,291,501	$22,782,715
Other	869,473	837,741	2,751,460	2,076,458
Total	$10,874,149	$9,000,060	$27,042,961	$24,859,173

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

Amended and Restated Certificate of Incorporation

On July 25, 2019, the Company filed a Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company which increased the number of authorized common shares from 25,000,000 to 40,000,000.

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

 (2) Liquidity

On September 30, 2019 the Company had no bank debt on a $3.0 million asset-based credit line, approximately $2.3 million in cash and cash equivalents, and working capital of approximately $6.6 million. The Company’s credit line has a maturity date of November 30, 2019, and automatically renews on November 30 of each year unless cancelled under the terms of the agreement.

The Company closed on a $5 million private placement and issued an aggregate of 4,545,455 shares on May 3, 2019, and soon after the closing of the offering Jeremy Hitchcock and Jonathan Seelig joined Zoom’s Board of Directors. Other major changes of cash during the first nine months of 2019 were decreases of approximately $1.6 million in inventory and $533 thousand in prepaid expenses; and increases in accounts payable and accrued expenses of approximated $494 thousand. Major items that decreased cash were a net loss of approximately $2.1 million, a reduction in debt of approximately $1.7 million, and an accounts receivable increase of approximately $2.0 million.

The Company’s ability to maintain adequate levels of liquidity depends in part on our ability to sell inventory on hand and collect related receivables. The Company was profitable for the first nine months of 2018. Effective September 24, 2018, almost all of our products were subject to a 10% tariff because they are produced in China and they are in product categories subject to a 10% tariff on our cost of goods at the time of entry into the US. Effective June 15, 2019 almost all of our products have been subject to the tariff increase from 10% to 25%. This has a significant impact on our cost of inventory and profitability. Because these tariffs may not be reduced and may even be increased, we are actively working on finding production capability outside China. Our largest supplier is actively working on setting up a major production capability in Vietnam. Although the Company has recently experienced losses, it has continued to experience sales growth. The Company expects year-over-year growth due to a number of factors including the strength of the Motorola brand, new product introductions, increased shelf space, growing online retailer sales, and international expansion. Because of projected sales increases, the strength of its balance sheet, its unused line of credit, and efforts to move production capability outside of China, the Company expects to maintain acceptable levels of liquidity to meet its obligations as they become due for at least twelve months from the date of issuance of the Company’s Quarterly filing of this Form 10-Q with the Securities Exchange Commission.

 (3) Inventories

Inventories consist of :	September 30, 2019	December 31, 2018
Materials	$1,032,815	$2,043,843
Work in process	94,491	121,624
Finished goods	5,214,486	5,762,211
Total	$6,341,792	$7,927,678

Finished goods includes consigned inventory of $1,516,500 at September 30, 2019 and $1,537,300 at December 31, 2018. The Company reviews inventory for obsolete and slow-moving products each quarter and makes provisions based on its estimate of the probability that the material will not be consumed or that it will be sold below cost. The provision for inventory reserves was negligible for the three and nine months ended September 30, 2019. The provision for inventory reserves was negligible for the three months ended September 30, 2018. The provision for inventory reserves recognized a recovery of approximately $120 thousand for the nine months ended September 30, 2018.

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

In August 2017 Zoom entered into an amendment to the License Agreement with Motorola Mobility LLC (the “2017 Amendment”).  The 2017 Amendment expands Zoom’s exclusive license to use the Motorola trademark to a wide range of authorized channels worldwide, and expands the license from cable modems, gateways, consumer routers, WiFi range extenders, home powerline network adapters, and access points to also include MoCA adapters on an exclusive basis and cellular sensors on a non-exclusive basis. The License Agreement, as amended, has a five-year term beginning January 1, 2016 through December 31, 2020 and increases the minimum royalty payments as outlined below.

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

Royalty expense under the License Agreement was $1,125,000 for the third quarter of 2019 and $875,000 for the third quarter of 2018. Royalty expense under the License Agreement was $3.39 million for nine months ended September 30, 2019 and $2.64 million for the nine months ended September 30, 2018. Included in the royalty expense is $5 thousand per quarter, and $15 thousand for nine months in both 2019 and 2018 related to the amortization of start-up costs of the Motorola agreement. These costs are included in selling expense on the accompanying condensed consolidated statements of operations. The remaining balance of the committed royalty expense for 2019 amounts to $1,125,000.

The Company prefunded a $150,000 letter of credit to a third party pursuant to an arrangement that expedites inventory shipping time. The letter of credit expires on July 8, 2020 and the amount is included within Prepaid expenses and other current assets on the accompanying condensed  consolidated balance sheets as of September 30, 2019.

(5) Leases

In September 2015 the Company agreed with North American Production Sharing, Inc. (“NAPS”) to extend the Company’s Tijuana facility’s lease in connection with the Production Sharing Agreement (“PSA”) entered into between the Company and NAPS. That extension went through November 30, 2018 and also facilitated the Company’s contracting with Mexican personnel to work in our Tijuana facility. The Company currently has signed a lease extension to stay in the existing facilities through at least November 30, 2020. Rent expense was $26.6 thousand for both the third quarter of 2019 and the third quarter of 2018. Rent expense was $79.7 thousand for both the first nine months of 2019 and the first nine months of 2018.

The Company had a lease for 11,480 square feet at 99 High Street, Boston, MA that expired on June 29, 2019. The Company signed a twelve-month lease agreement for offices at 225 Franklin Street, Boston, MA and completed the move to this location on June 28, 2019. The lease has an automatic renewal option provision and renews unless cancelled under the terms of the agreement. The Company has elected to apply the short-term lease exception under ASC 842 which does not require the recognition of an operating lease liability or right-of-use asset on the condensed consolidated balance sheet in relation to the lease at 225 Franklin Street. Rent expense was $117.6 thousand for the third quarter of 2019 and $104.6 thousand for the third quarter of 2018. Rent expense was $325.4 thousand for the first nine months of 2019 and $319.0 thousand for the first nine months of 2018.

The Company also has a lease for approximately 1,550 square feet in Boston, MA that expired on October 31, 2019 and has been renewed for an additional 12 month starting November 1, 2019.   The Company has elected to apply the short-term lease exception under ASC 842 which does not require the recognition of an operating lease liability or right-of-use asset on the condensed consolidated balance sheet in relation to this lease.  Rent expense was approximately $18 thousand for the third quarter of 2019 and 2018.  Rent expense for this lease was approximately $54 thousand for the first nine months of 2019 and approximately $18 thousand for the first nine months of 2018.

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

The following table presents information about the amount and timing of the Company’s operating leases as of September 30, 2019.

September 30, 2019
Maturity of Lease Liabilities	Lease Payments
2019 (remaining)	$26,557
2020	106,226
Total undiscounted operating lease payments	$132,783
Less: Imputed interest	(5,373)
Present value of operating lease liabilities	$127,410

Balance Sheet Classification
Operating lease liabilities	$101,127
Long-term operating lease liabilities	26,283
Total operating lease liabilities	$127,410

Other Information
Weighted-average remaining lease term for operating leases	1.17
Weighted-average discount rate for operating leases	10.0%

Cash Flows

Upon adoption of the new lease standard, the Company recorded a lease liability in the amount of $420,899, right-of-use assets of $399,565, and reclassified deferred rent of $25,334 as a reduction of the right-of-use assets. During the nine months ended September 30, 2019, the operating lease liability was reduced by $293,489 and we recorded amortization of our right-of-use assets of $268,155.

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Nine Months Ended September 30,
	2019	2018
Operating cash flow information:
Amounts included in measurement of lease liabilities	$297,790	$––
Non-cash activities:
Right-of-use assets obtained in exchange for lease obligations	$395,565	$––

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

Relatively few companies account for a substantial portion of the Company’s revenues.  In the third quarter of 2019 two companies accounted for 10% or greater individually, and 86% in the aggregate of the Company’s total net sales. In the first nine months of 2019 two companies accounted for 10% or greater individually, and 83% in the aggregate of the Company’s total net sales. At September 30, 2019 three companies with an accounts receivable balance of 10% or greater individually accounted for a combined 86% of the Company’s accounts receivable. In the third quarter of 2018 two companies accounted for 10% or greater individually, and 77% in the aggregate of the Company’s total net sales. In the first nine months of 2018 two companies accounted for 10% or greater individually, and 78% in the aggregate of the Company’s total net sales. At September 30, 2018, three companies with an accounts receivable balance of 10% or greater individually accounted for a combined 72% of the Company’s accounts receivable.

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

The Company participates in the PC peripherals industry, which is characterized by aggressive pricing practices, changing customer demand patterns, and rapid technological developments. The Company's operating results could be adversely affected should the Company be unable to successfully anticipate customer demand accurately; manage its product transitions, inventory levels and manufacturing process efficiently; distribute its products quickly in response to customer demand; differentiate its products from those of its competitors or compete successfully in the markets for its new products.

The Company depends on many third-party suppliers for key components contained in its product offerings. For some of these components, the Company may only use a single source supplier, in part due to the lack of alternative sources of supply. During the third quarter of 2019, the Company had one supplier that provided 95% of the Company's purchased inventory. During the third quarter of 2018, the Company had one supplier that provided 98% of the Company's purchased inventory. During the first nine months of 2019, the Company had one supplier that provided 95% of the Company's purchased inventory. During the first nine months of 2018, the Company had one supplier that provided 99% of the Company's purchased inventory.

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

The Company is required to calculate its loan covenant compliance on a quarterly basis. At September 30, 2019, the Company was in compliance with both its working capital and tangible net worth covenants. At September 30, 2019, the Company’s tangible net worth was approximately $6.9 million, well above the $2 million requirement; and the Company’s working capital was approximately $6.6 million, well above the $1.75 million requirement. Loan availability is based on eligible receivables less offsets, if any. Approximately $2.2 million was available on this line on September 30, 2019, consisting of $2.3 million as 75% of eligible receivables less an offset of $54 thousand for state tax liabilities.  The sales tax offset will be reduced as the sales tax liability is paid down.

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

Basic and diluted loss per common share for the three-month period ended September 30, 2019 was $0.01, and diluted loss per common share excludes the effects of 496,319 common share equivalents, since such inclusion would be anti-dilutive. Basic earnings per common share for the three-month period ended September 30, 2018 was $0.02. Diluted earnings per common share for the three-month period ended September 30, 2018 was $0.02 and includes the dilutive effects of 724,958 common share equivalents. Basic and diluted loss per common share for the nine-month period ended September 30, 2019 was $0.11, and diluted loss per common share excludes the effects of 496,319 common share equivalents, since such inclusion would be anti-dilutive. Diluted earnings per common share for the nine-month period ended September 30, 2018 was $0.05 and includes the dilutive effects of 724,958 common share equivalents. The common share equivalents consist of common shares issuable upon exercise of outstanding stock options.

(9) Private Placement

On May 3, 2019, the Company entered into a Stock Purchase Agreement with certain accredited investors, including certain independent investment funds, members of Zoom management and Zoom’s Board of Directors, and certain co-founders of Zoom, in a private placement pursuant to which the Company sold an aggregate of 4,545,455 shares of common stock, par value $0.01 per share, at a purchase price of $1.10 per share.  In connection with the Stock Purchase Agreement the Company incurred $57,391 of expenses which has been recorded as a reduction of additional paid in capital as presented in the condensed consolidated statements of stockholders’ equity. The net proceeds to the Company at the closing of the private placement were $4.94 million.

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

Overview

We derive our net sales primarily from sales of Internet access and other communications-related products including cable modems and cable modem/routers, Digital Subscriber Line (“DSL”) modems and modem/routers, routers and other local area network products, cellular modems, and dial-up modems through retailers, distributors, and other customers. We sell our products through a direct sales force and through independent sales agents. All of our employees work at our headquarters in Boston, Massachusetts.  We are experienced in electronics hardware, firmware, and software design and test, cloud services, regulatory certifications, product documentation, and packaging; and we use that experience in developing each product in-house or in partnership with suppliers who are typically based in Asia. Electronic assembly and testing of our products in accordance with our specifications is typically done in Asia, and we do further testing, warehousing, and shipping in our Tijuana facility.

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

As of September 30, 2019 we had thirty-six full-time and part-time employees. Twelve employees were engaged in research and development and quality control. Six employees were involved in operations, which manages production, inventory, purchasing, warehousing, freight, invoicing, shipping, collections, and returns. Twelve employees were engaged in sales, marketing, and customer support. The remaining six employees performed executive, accounting, administrative, and management information systems functions. We currently have thirty-three full-time employees and three employees working less than 5 days per week, typically 4 days per week. Our dedicated personnel in Tijuana, Mexico are employees of our Mexican service provider and not included in our headcount. As of September 30, 2019, we had two consultants, one in sales and one in information systems, neither of which is included in our employee headcount.

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

We derive our net sales primarily from the sales of hardware products through four types of customers:

●
Internet and local area network product retailers;

●
Internet and local area network product distributors;

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

Results of Operations

Comparison of the three months ended September 30, 2019 to the three months ended September 30, 2018

Summary. Net sales were $10.9 million for the third quarter ended September 30, 2019 (“Q3 2019”), up 20.8% from $9.0 million for the third quarter of 2018 (“Q3 2018”). We reported a net loss of $200 thousand or $0.01 per share for Q3 2019 compared to net income of $346 thousand or $0.02 per share for Q3 2018.

Net Sales. Our total net sales for Q3 2019 increased $1.9 million or 20.8% from Q3 2018. Most of this growth was driven by increases in cable modem and cable modem/routers, DSL products, and local area network products.

Concentration. In Q3 2019 two companies accounted for 10% or greater individually, and 86% in the aggregate of our total net sales. In Q3 2018 two companies accounted for 10% or greater individually, and 77% in the aggregate of our total net sales.

Gross Profit. Gross profit was $3.1 million or 28.8% of net sales in Q3 2019, compared to $3.3 million or 36.4% of net sales in Q3 2018. China tariff expense of approximately $1.03 million in Q3 2019 reduced gross margin by 9.5% of net revenues, whereas we had no China tariff expense in Q3 2018.

Selling Expense. Selling expense was $2.1 million or 19.0% of net sales in Q3 2019, up from $2.0 million or 22.6% of net sales in Q3 2018. The increase of $35 thousand was primarily due to increases in trademark royalty costs and brick-and mortar marketing expenses, offset by a reduction in advertising costs.

General and Administrative Expense. General and administrative expense was $733 thousand or 6.7% of net sales in Q3 2019, up from $438 thousand or 4.9% of net sales in Q3 2018. The increase of $295 thousand was due salary and fringe benefit expenses for new hires, recruiting costs, and audit and consulting expenses.

Research and Development Expense. Research and development expense was $564 thousand or 5.2% of net sales in Q3 2019, up from $420 thousand or 4.7% of net sales in Q3 2018. The increase of $143 thousand was primarily due to increased salary and related costs to support accelerated product development.

Other Income (Expense). Other income was $42 thousand in Q3 2019 and other expense was $33 thousand in Q3 2018.

Net Income (Loss). Net loss was $200 thousand for Q3 2019, compared to net income of $346 thousand for Q3 2018, primarily due to a tariff-related reduction of gross profit and increased operating expenses.

Comparison of the nine-months ended September 30, 2019 to the nine-months ended September 30, 2018

Summary. Net sales were $27.0 million for the nine-months ended September 30, 2019, up 8.8% from $24.9 million for the nine-months ended September 30, 2018. We reported a net loss of $2.1 million for the nine-months ended September 30, 2019 compared to net income of $0.75 million for the nine-months ended September 30, 2018. Loss per diluted share was $0.11 for the nine-months ended September 30, 2019 compared to income per diluted share of $0.05 for the nine-months ended September 30, 2018.

Net Sales. Our total net sales for the nine-months ended September 30, 2019 increased $2.2 million or 8.8% from the nine-months ended September 30, 2018, primarily due to Motorola brand products’ continued revenue growth, particularly through e-tail; and increased shelf space at retail. Geographically, our North American sales continued their dominant share of our overall sales, representing 97.5% and 98.1% of our net sales through nine-months ended September 30, 2019 and 2018 respectively.

Concentration. In the nine-months ended September 30, 2019, two companies accounted for 10% or greater individually, and 83% in the aggregate of our total net sales. In the nine-months ended September 30, 2018, two companies accounted for 10% or greater individually, and 78% in the aggregate of our total net sales.

Gross Profit. Gross profit was $8.3 million for the nine-months ended September 30, 2019, down from gross profit of $9.3 million for the nine-months ended September 30, 2018. Our gross margin for the first nine-months of 2019 was 30.7%, down from our gross margin of 37.4% for the nine-months ended September 30, 2018, primarily due to China tariffs increasing cost of goods by approximately $1.9 million or 7.0% of net revenues.

Selling Expense. Selling expense was $7.1 million or 26.1% of net sales in the nine-months ended September 30, 2019, up from $6.2 million or 25.0% of net sales in the nine-months ended September 30, 2018. The increase of $859 thousand was primarily due to increased Motorola trademark royalty costs and retailer-focused marketing expenses, partially offset by a reduction in advertising expenses.

General and Administrative Expense. General and administrative expense was $1.9 million or 6.9% of net sales for the nine-months ended September 30, 2019, up from $1.1 million or 4.3% of net sales for the nine-months ended September 30, 2018. The increase of $798 thousand was primarily due to salary and fringe benefit cost, recruitment expenses, and consulting costs, partially reduced by a $124 thousand reduction in expense in 2018 from reassessment of sales tax liabilities.

Research and Development Expense. Research and development expense was $1.5 million or 5.5% of net sales in the nine-months ended September 30, 2019, up from $1.2 million or 4.8% of net sales in the nine-months ended September 30, 2018. The increase of $285 thousand was primarily due to increased salary and fringe benefit costs.

Other Income (Expense). Other expense for the nine-months ended September 30, 2019 was $5 thousand versus $45 thousand in the nine-months ended September 30, 2018. The difference is primarily due to one-time other income offsetting interest expense incurred on our bank credit line in 2019

Net Income (Loss). Net loss was $2.1 million for the nine-months ended September 30, 2019, compared to net income of $752 thousand for nine-months ended September 30, 2018.

Liquidity and Capital Resources

On September 30, 2019 the Company had no bank debt on a $3.0 million asset-based credit line, approximately $2.3 million in cash and cash equivalents, and working capital of approximately $6.6 million. The Company’s credit line has a maturity date of November 30, 2019, and automatically renews on November 30 of each year unless cancelled under the terms of the agreement.

The Company closed on a $5 million private placement and issued an aggregate of 4,545,455 shares on May 3, 2019, and soon after the closing of the offering Jeremy Hitchcock and Jonathan Seelig joined Zoom’s Board of Directors. Other major sources of cash during the first nine months of 2019 were decreases of approximately $1.6 million in inventory and $533 thousand in prepaid expenses; and increases in accounts payable and accrued expenses of approximated $494 thousand. Major items that decreased cash were a net loss of approximately $2.1 million, a reduction in debt of approximately $1.7 million, and an accounts receivable increase of approximately $2.0 million.

The Company’s ability to maintain adequate levels of liquidity depends in part on our ability to sell inventory on hand and collect related receivables. The Company was profitable for the first nine months of 2018. Effective September 24, 2018, almost all of our products were subject to a 10% tariff because they are produced in China and they are in product categories subject to a 10% tariff on our cost of goods at the time of entry into the US. Effective June 15, 2019 almost all of our products have been subject to the tariff increase from 10% to 25%. This has a significant impact on our cost of inventory and profitability. Because these tariffs may not be reduced and may even be increased, we are actively working on finding production capability outside China. Our largest supplier is actively working on setting up a major production capability in Vietnam, but we do not expect that to affect us until approximately the first quarter of 2020. Although the Company has recently experienced losses, it has continued to experience sales growth. The Company expects year-over-year growth to continue for an unpredictable number of years due to a number of factors including the strength of the Motorola brand, new product introductions, increased shelf space, growing online retailer sales, and international expansion. Because of projected sales increases, the strength of its balance sheet, and its unused line of credit, the Company expects to maintain acceptable levels of liquidity to meet its obligations as they become due for at least twelve months from the date of issuance of the Company’s Quarterly filing of this Form 10-Q with the Securities Exchange Commission.

Commitments

During the nine months ended September 30, 2019, there were no material changes to our capital commitments and contractual obligations from those disclosed in our Form 10-K for the year ended December 31, 2018.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of September 30, 2019. With the adoption of ASU 2016-02, “Leases (Topic 842)”, which requires lessees to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability, effective January 1, 2019, off-balance sheet lease arrangements are now reported on the Company balance sheet. See Footnote 5 to the accompanying condensed consolidated financial statements for additional disclosure.

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

In connection with the preparation of this Quarterly Report on the Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2019. Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There has been a change in our internal controls over financial reporting during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting. Effective January 1, 2019, we adopted ASU 2016-02, “Leases (Topic 842)”, which requires management to make significant judgement and estimates. As a result, we implemented changes to our internal controls related to lease evaluation for the nine months ended September 30, 2019. These changes include updated accounting policies affected by ASC Topic 842 as well as redesigned internal controls over financial reporting related to ASC Topic 842 implementation. Additionally, management has expanded data gathering procedures to comply with the additional disclosure requirements and ongoing contract review requirements.

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

ZOOM TELEPHONICS, INC. (Registrant)

Date: November 14, 2019	By:	/s/ Frank B. Manning
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