Form 10-K
period 2019-12-31
Zoom Telephonics, Inc.
filed 2020-04-15
CIK 1467761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission File Number: 0-18672

ZOOM TELEPHONICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-2621506
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

225 Franklin Street Street, Boston, Massachusetts 02110
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

The aggregate market value of the common stock, $0.01 par value, of the registrant held by non-affiliates of the registrant as of June 30, 2019, based upon the last sale price of such stock on that date as reported by the OTCQB Venture Market, was $14,141,442.

The number of shares outstanding of the registrant's common stock, $0.01 par value, as of April 9, 2020 was 21,276,762 shares.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the definitive proxy statement for our 2020 annual meeting of stockholders, which is to be filed within 120 days after the end of the fiscal year ended December 31, 2019, are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III.

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

●
the duration and impact of the novel coronavirus ("COVID-19") pandemic;

●
fluctuations in the level or quality of inventory;

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

●
product liability claims related to consumer grade home security and monitoring products could harm our competitive position, results of operation and financial condition;

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
our ability to manage product returns;

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

●
our reliance on the continued service of key employees;

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

Cable modem products, including both cable modems and cable gateways, were Zoom’s highest revenue product category in 2015 through 2019. Cable modems provide a high-bandwidth connection to the Internet through a cable that connects to the cable service provider’s managed broadband network. When a cable modem also includes a built-in WiFi router, it is called a cable modem/router or cable gateway. We began shipping cable modems in 2000. Our primary means of distribution to end-users in the US, our primary market, is through national retailers and distributors. Beginning in 2016 we started offering cable modems and modem/router “gateways” under the Motorola brand. In response to demand for faster connection speeds and increased functionality including improved WiFi performance and faster Internet speeds, we have invested and continue to invest resources to advance our cable modem product line.

Our mobile broadband products provide or use a cell-modem connection to the Internet, communicating through a mobile service provider’s mobile broadband network. These products target both the consumer and machine-to-machine (“M2M”) markets. Zoom has sold mobile broadband modems in the past and Zoom plans to continue to expand its line of mobile broadband products.

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

In August 2016 we extended our Motorola license to a worldwide exclusive license that includes cable modems and gateways, WiFi routers, WiFi range extenders, powerline communication devices, and related products. In August 2017 we further extended our Motorola license to a worldwide exclusive license for DSL modems and gateways, cellular modems and gateways, and MoCA products, and to a worldwide non-exclusive license for cellular sensors. We introduced under the Motorola brand two WiFi routers, one range extender, and one MoCA Adapter in 2017. In 2018 we introduced into the retail market under the Motorola brand two WiFi routers and a DSL modem/router. In March 2020 Zoom entered into an amendment to extend the License Agreement with Motorola Mobility LLC (the “2020 Amendment”) through December 31, 2025. The 2020 Amendment expands Zoom’s exclusive license to use the Motorola trademark to a wide range of authorized channels worldwide, including Service Provider Channels. In March 2020 we entered into a License Agreement with Motorola to sell consumer grade home security and monitoring products and to provide related services. This agreement applies to a wide range of products, including consumer grade cellular modems and gateways, DSL modems and gateways, and MoCA (Multimedia over Coax) adapters for networking and home security products and services.

We are incorporated in Delaware under the name Zoom Telephonics, Inc.  Zoom Telephonics, Inc. was originally incorporated in New York in 1977 and changed its state of incorporation to Delaware in 1993. MTRLC LLC, a wholly owned subsidiary of Zoom Telephonics, Inc., is a limited liability company organized in Delaware that focuses on the sale of our Motorola brand products. Our principal executive offices are located at 225 Franklin Street, Boston, MA 02110, and our telephone number is (617) 423-1072. Our Web site is at www.zoomtel.com. Information contained on our web site does not constitute part of this prospectus. Our common stock is traded on the OTCQB Venture Market under the symbol ZMTP.

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

During 2015 Zoom’s cable modem revenues were primarily from four types of Zoom® brand cable modems, all supporting Data Over Cable Service Interface Specification (“DOCSIS”) 3.0 with either 16 or 8 downstream channels and 4 upstream channels (“16x4” or “8x4”). One product was an 8x4 cable modem bridge, one was a 16x4 cable modem bridge, one was an 8x4 cable modem gateway that included an N300 wireless-N router, and one was an 8x4 cable modem gateway that included an 802.11ac (“wireless-AC”) AC1900 router. Zoom continues to sell a small quantity of Zoom® brand cable modems, but Zoom’s primary cable modem sales from 2016 through 2019 were of Motorola brand cable modem products.

In May 2015, Zoom entered into an agreement to license certain Motorola trademarks from Motorola Trademark Holdings, LLC (“Motorola”) for cable modem products. The agreement includes numerous requirements intended to assure the quality and reputation of Motorola® brand products. In January 2016 Zoom, through its MTRLC LLC subsidiary which was formed on October 6, 2015, began shipping cable modems under the Motorola® brand. In August 2016, Zoom entered into an amendment to the license agreement with Motorola. The amendment expands Zoom’s exclusive license to use the Motorola trademark to a wide range of authorized channels worldwide, and expands the license from cable modems and gateways to also include consumer routers, WiFi range extenders, home powerline network adapters, and related products. In August 2017, we further extended our Motorola license to a worldwide exclusive license for DSL modems and gateways, cellular modems and gateways, and MoCA products, and to a worldwide non-exclusive license for cellular sensors. We introduced under the Motorola® brand three WiFi routers, one range extender, one MoCA Adapter, and one DSL modem/router in 2017 and 2018. Zoom plans to extend this product line, adding mesh routers and range extenders, cellular sensors, and new MoCA adapters. In March 2020 Zoom entered into an amendment to extend the License Agreement with Motorola Mobility LLC through December 31, 2025. The 2020 Amendment expands Zoom’s exclusive license to use the Motorola trademark to a wide range of authorized channels worldwide, including Service Provider Channels.

In March 2020 Zoom entered into a License Agreement with Motorola Mobility LLC to sell consumer grade home security and monitoring products and to provide related services (the “2020 License Agreement”). The term of the 2020 License Agreement runs through December 31, 2025, and includes minimum licensing payments beginning in 2021 and continuing through the remainder of the agreement term.

Zoom currently ships nine Motorola® brand cable modem products. The least expensive product in this line is an 8x4 DOCSIS 3.0 cable modem, and the most expensive is a cable gateway that includes a 24x8 DOCSIS 3.0 cable modem, an AC1900 WiFi router with Power Boost, and two telephone lines. Zoom’s product line includes three 24x8 cable modema and cable modem routers, and a DOCSIS 3.1 cable modem. In the future Zoom plans to extend its DOCSIS 3.1 product line, adding high-performance modem/routers including mesh routers.

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

Local Area Network Products

In 2017 Zoom began shipping its first Motorola® brand local area network products including a Motorola AC1900 router, a Motorola AC1700 router, a Motorola AC2600 router, a Motorola AC1200 range extender, and a Motorola Bonded 2.0 MoCA Adapter. When plugged into a cable modem or other broadband modem, WiFi routers provide shared Internet access for WiFi and Ethernet devices. A range extender is typically used to extend the WiFi coverage of a router. A MoCA Adapter provides an Ethernet connection over coaxial cable between a MoCA-capable router and an HDTV, PC, or other device connected to the MoCA Adapter. Zoom plans to sell its Motorola brand Local Area Network products in the US and internationally.

Mobile Broadband Sensors

 In 2019 Zoom introduced a line of sensor products that communicate sensor data via a built-in cellular modem through the Internet to a smartphone or browser-enabled device. This cellular approach typically makes these sensors easier to install than a sensor that requires a router and a broadband connection. This approach can be teamed up with a very low cost data plan, since the amount of data being transmitted is low. Zoom’s first product is a multi-sensor that senses temperature, humidity, earthquake and other vibration, motion, water, light, and power loss. Zoom believes that there is significant potential for cellular sensor products, but that there are significant risks including risk relating to delays in finishing these products and risks from competitors.

 Products for Markets outside North America

Products for countries outside the US typically differ from a similar product for the US due to different regulatory and certification requirements, country-specific phone jacks and AC power adapters, and language-related specifics. As a result, the introduction of new products into markets outside North America can be costly and time-consuming. In 1993, we introduced our first dial-up modem approved for selected Western European countries. Since then we have sold our products into a number of markets outside North America. We have received regulatory certifications for, and are currently selling our products in a number of countries, including the US, the United Kingdom (“UK”), and Canada. We intend to continue to expand and enhance our product line for our existing markets and to seek certifications for the sale of new products outside the US. Most importantly for sales outside the US, we hope to sell Motorola brand local area network products in the UK, Canada, Latin America, and other regions. The vast majority of our sales were in North America from 2015 through 2019 due to the fact that the US is by far the largest market for cable modems sold through retailers. We expect the US to continue to account for most of our sales. However, we expect to see growth outside North America due to our worldwide Motorola license for a number of local area network products, DSL products, and cellular products.

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

Relatively few companies account for a substantial portion of the Company’s revenues.  In 2019 two companies accounted for 10% or greater individually, and 84% in the aggregate of the Company’s total net sales. At December 31, 2019 three companies with an accounts receivable balance of 10% or greater individually accounted for a combined 84% of the Company’s accounts receivable. In 2018 two companies accounted for 10% or greater individually, and 78% in the aggregate of the Company’s total net sales. At December 31, 2018, four companies with an accounts receivable balance of 10% or greater individually accounted for a combined 79% of the Company’s accounts receivable.

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

Sales, Marketing & Support

Our sales, marketing, and support are primarily managed from our headquarters in Boston, Massachusetts. In North America we sell our Zoom®, Motorola®, Hayes®, and private-label dial-up modem products through Zoom's sales force and through commissioned independent sales representatives managed and supported by our own staff. Most service providers have been serviced by Zoom's sales force, but we expect an increasing share of our service provider business to come from distributors who sell to service providers. Worldwide technical support is primarily handled from our Boston headquarters.

We believe that Motorola®, Zoom®, and Hayes® are widely recognized brand names. We build upon our brand equity in a variety of ways, including Amazon advertising, Google AdWords advertising, Facebook advertising, retailer cooperative advertising, product packaging, trade shows, and public relations.

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

The Company’s costs on research and development were $2.2 million for 2019 and $1.8 million for 2018. The primary reason for the increase in research and development costs was salary and related costs, increased product testing, and certification and software development expenses. As of December 31, 2019 we had twelve employees engaged primarily in research and development. Our research and development team performs electronics hardware design and layout, mechanical design, prototype construction and testing, component specification, firmware and software development, product testing, foreign and domestic regulatory certification efforts, end-user and internal documentation, and third-party software selection and testing.

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

Historically we have used one primary manufacturer for a given design. We sometimes maintain back-up production tooling at a second manufacturer for our highest-volume products. Our manufacturers are normally adequate to meet reasonable and properly planned production needs; but a fire, natural calamity, strike, financial problem, the impacts from the COVID-19 pandemic or another significant event at an assembler's facility could adversely affect our shipments and revenues. In 2019, one supplier provided 96% of our purchased inventory. The loss of a key supplier, or a material adverse change in a key supplier’s business or in our relationship with a key supplier, could materially and adversely harm our business.

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

Since September 24, 2018 through the date of this report, almost 100% of our products have been subject to a tariff because they are produced in China and they are in product categories subject to the tariff on our cost of goods at the time of entry into the US. The tariff started at 10% and increased to 25% in June 2019. This has a significant impact on our cost of inventory and profitability. Because these tariffs may not be reduced and may even be increased, we are actively working on finding production capability outside China. Our largest supplier recently established a major production capability in Vietnam and we are actively transitioning the majority of our production to this location. In addition, we are working with other suppliers outside of China. We do plan for most of our inventory to be sourced outside of China by the end of the second quarter of 2020, thereby eliminating the tariff burden.

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

Some of our primary competitors by product group include the following:

●
Cable modem competitors: Arris, Belkin/Linksys, D-Link, Hon Hai Network Systems (formerly Ambit Microsystems), Netgear, Sagemcom, Technicolor, TP-Link and Ubee Interactive.

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

In May 2015 we entered into an agreement to license certain Motorola® brand trademarks for consumer cable modem products in the US and Canada through certain authorized sales channels using such trademarks beginning January 1, 2016 through December 31, 2020. In August 2016 Zoom entered into an amendment to the License Agreement with Motorola Mobility LLC (the “2016 Amendment”).  The 2016 Amendment expands Zoom’s exclusive license to use the Motorola trademark to a wide range of authorized channels worldwide, and expands the license from cable modems and gateways to also include consumer routers, WiFi range extenders, home powerline network adapters, and access points. In August 2017 Zoom entered into an amendment to the License Agreement with Motorola Mobility LLC (the “2017 Amendment”).  The 2017 Amendment expands Zoom’s exclusive license to use the Motorola trademark to a wide range of authorized channels worldwide, and expands the license from cable modems, gateways, consumer routers, WiFi range extenders, home powerline network adapters, and access points to also include MoCa adapters, and cellular sensors. In March 2020 Zoom entered into an amendment to extend the License Agreement with Motorola Mobility LLC through December 31, 2025. The 2020 Amendment expands Zoom’s exclusive license to use the Motorola trademark to a wide range of authorized channels worldwide, including Service Provider Channels.

In March 2020 we entered into a License with Motorola Mobility LLC to sell consumer grade home security and monitoring products and to provide related services.

Backlog

Our backlog on February 29, 2020 was $287 thousand, and on February 28, 2019 was $136 thousand. Orders included in backlog may be canceled or rescheduled by customers without significant penalty. Backlog as of any particular date should not be relied upon as indicative of our net sales for any future period.

Employees

As of February 29, 2020, Zoom had thirty-eight full-time and part-time employees. Twelve employees were engaged in research and development and quality control. Six employees were involved in operations, which manages production, inventory, purchasing, warehousing, freight, invoicing, shipping, collections, and returns. Thirteen employees were engaged in sales, marketing, and customer technical support. The remaining seven employees performed executive, accounting, administrative, and management information systems functions. Our dedicated personnel in Tijuana, Mexico are employees of our Mexican service provider and not included in our headcount. On February 29, 2020, Zoom had two consultants, one in sales and one in information systems, who are not included in our headcount.

Executive Officers

The names and biographical information of our current executive officers are set forth below:

Name	Age	Position with Zoom
Joseph L. Wytanis	60	President & Chief Executive Officer
Jacquelyn Barry Hamilton	58	Chief Financial Officer

Joseph L. Wytanis joined Zoom in October, 2018 as President and Chief Operating Officer. He is a high technology senior level executive with extensive experience in consumer electronic and communication companies, and assumed the role of Chief Executive Officer in February 2020. Prior to joining Zoom, he served as Senior Practice Engagement Partner at Infosys Limited from March 2018, where he provided engineering services consulting to cable, mobile and satellite service operators and has also served as a Principal at High Tech Associates, LLC from August 2011 through October 2018, where he provided consulting services relating to vision, strategy, business development and marketing. Mr. Wytanis served as Executive Vice President and Chief Operating Officer at SMC Networks, Inc. from January 2012 through August 2014, where he successfully led the introduction of a complete line of cable home networking products and smart home IoT products. He previously served as a Vice President and General Manager at Scientific-Atlanta/Cisco System, Inc. from 2000 through 2011, where he grew the Cable Home Networking Business Unit from a start-up to a profitable business, and prior to that held marketing, business and strategy positions with Panasonic, BellSouth, NCR/AT&T, Northern Telecom and the Associated Press. Mr. Wytanis earned a BS in Business Administration/Marketing from Rowan University and an MBA from the University of Georgia, Terry College of Business.

Jacquelyn Barry Hamilton was appointed full-time Chief Financial Officer of Zoom in February 2020 following her initial role with the Company as consultant and Acting CFO. Prior to joining Zoom, she served as Chief Financial Officer of Modo Labs, a mobile application development company, from February 2019 through December 2019. Ms. Barry Hamilton served as Chief Financial Officer of Netcracker Technology, a subsidiary of NEC Corporation that delivers a software platform together with professional integration services and managed services to telecommunications and cable companies globally, from June 2015 through September 2018 and as Chief Financial Officer of Intronis, a company that provides cloud-based data protection and recovery, from March 2012 through June 2015. Ms. Barry Hamilton also served as Vice President Finance & Operations of Monster Worldwide, a global public company providing a SaaS platform to match jobseekers with employers, from 2008 through 2012, and as Chief Financial Officer of the Global Technology Division of Monster Worldwide from 2004 through 2008. Ms. Barry Hamilton served as Senior Vice President of the Integrated Services Group of Level(3) Communications from March 2002 through May 2003. Ms. Barry Hamilton served as Senior Vice President and Chief Financial Officer at Corporate Software, a global reseller of software and related technologies from September 1998 through March 2002 and held positions of financial responsibility developing its finance, analytics and strategy functions between September 1990 through September 1998. Ms. Barry Hamilton earned a BA in Finance from Simmons College and an MS in Finance from the Carroll School of Management at Boston College.

 ITEM 1A. – RISK FACTORS

Risks Related to Our Business

The outbreak of the novel coronavirus (COVID-19) will likely adversely affect our business.

The recent outbreak in China of the Coronavirus Disease 2019, or COVID-19, which has been declared by the World Health Organization to be a “public health emergency of international concern,” has spread across the globe and is impacting worldwide economic activity. A public health epidemic, including COVID-19, poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the impact that COVID-19 could have on our business, the continued spread of COVID-19 and the measures taken by the governments of countries affected could disrupt the supply chain and the manufacture or shipment of parts and finished components, and adversely impact our business, financial condition or results of operations. The COVID-19 outbreak and mitigation measures may also have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition. The extent to which the COVID-19 outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

Our recent license agreements with Motorola have risks, including risks associated with our ability to successfully generate Motorola sales that are large enough to make our Motorola business profitable after we pay the minimum annual royalty payments required by the license agreements. Our failure to successfully increase Motorola sales would have an adverse effect on our liquidity and financial results.

In May 2015 Zoom entered into an agreement to exclusively license the Motorola brand trademark for use with cable modem products in North America for five years starting with shipments January 2016. In August 2016 that agreement was amended to include WiFi routers, range extenders, and other products worldwide, and to increase the minimum royalty payments. In August 2017 that agreement was amended again to include cellular modems and routers, DSL modems and routers, MoCA Adapters, and cellular sensors, and to increase the minimum royalty payments. In March 2020 Zoom entered into an amendment to extend the License Agreement with Motorola Mobility LLC through December 31, 2025. In March 2020 Zoom entered into a License Agreement to sell consumer grade home security and monitoring products and provide related services. In connection with this opportunity, Zoom has an aggressive plan to continue to introduce new Motorola brand products. Our product development plan has and will continue to increase our costs and may result in cost overruns and delays. If our sales of Motorola brand products do not meet our forecasts, this may result in excess inventory and a shortage of cash. In addition, each of the license agreements includes significant minimum quarterly royalty payments due by Zoom. If we are unable to sell a sufficient number of Motorola brand products to offset these minimum royalty payments, our net income and cash position will be reduced and we may continue to experience losses.

Tariffs significantly harm our cash flow and profitability, and they may continue to do that in the future.

Since September 24, 2018 through the date of this report, almost 100% of our products have been subject to a tariff because they are produced in China and they are in product categories subject to the tariff on our cost of goods at the time of entry into the US. The tariff started at 10% and increased to 25% in June 2019. This has a significant impact on our cost of inventory and profitability. Because these tariffs may not be reduced and may even be increased, we are actively working on finding production capability outside China. Our largest supplier is actively working on setting up a major production capability in Vietnam, and we are working with other suppliers outside on China. We do plan for most of our inventory to be sourced outside of China by the end of the second quarter of 2020, thereby eliminating the tariff burden. It is not possible to predict the impact of tariffs in the future, but that could have a material adverse impact on our net income and cash position will be reduced and we may continue to experience losses.

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

Relatively few companies account for a substantial portion of the Company’s revenues.  In 2019 two companies accounted for 10% or greater individually, and 84% in the aggregate of the Company’s total net sales. At December 31, 2019 three companies with an accounts receivable balance of 10% or greater individually accounted for a combined 84% of the Company’s accounts receivable. In 2018 two companies accounted for 10% or greater individually, and 78% in the aggregate of the Company’s total net sales. At December 31, 2018, four companies with an accounts receivable balance of 10% or greater individually accounted for a combined 79% of the Company’s accounts receivable.

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

We obtain certain key parts, components, and equipment from sole or limited sources of supply. In 2019, the Company had one supplier that provided 96% of the Company's purchased inventory. In 2018, the Company had one supplier that provided 99% of the Company's purchased inventory. Also, as examples, the vast majority of our broadband modems use Broadcom chipsets and the vast majority of our dial-up modems use Conexant chipsets.  The loss of the services of any of our significant suppliers or a material change in their business or their relationship with us could harm our business and operating results. In the past we have experienced long lead-times and significant delays in receiving shipments of modem chipsets from our sole source suppliers. We may experience similar delays in the future. In addition, some products may have other components that are available from only one source. If we are unable to obtain a sufficient supply of components from our current sources, we would experience difficulties in obtaining alternative sources or in altering product designs to use alternative components. Resulting delays or reductions in product shipments could damage relationships with our customers, and our customers could decide to purchase products from our competitors. Inability to meet our customers’ demand or a decision by one or more of our customers to purchase products from our competitors could harm our operating results.

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

Currently our business is significantly dependent on our operations outside the US, particularly the production of substantially all of our products. For the fiscal year ending December 31, 2019 sales outside North America were only 2.3% of our net sales.  However, almost all of our manufacturing operations are now located outside of the US.  The inherent risks of international operations could harm our business, results of operation, and liquidity. For instance, our operations in Mexico are subject to the challenges and risks associated with international operations, including those related to integration of operations across different cultures and languages, and economic, legal, political and regulatory risks. In addition, fluctuations in the currency exchange rates have had, and may continue to have, an adverse effect on our operating results. The types of risks faced in connection with international operations include, among others: regulatory and communications requirements and policy changes; currency exchange rate fluctuation, including changes in value of the Mexican peso relative to the US dollar; cultural differences; reduced control over staff and other difficulties in staffing and managing foreign operations; reduced protection for intellectual property rights in some countries; political and economic changes and disruptions; governmental currency controls; shipping costs; strikes and work slowdowns at ports or other locations in the supply path; and import, export, and tariff regulations.  Almost all of our products are built in mainland China or Taiwan, so these products are subject to numerous risks including currency risk and economic, legal, political and regulatory risks.  Additionally, the Trump Administration has recently instituted or proposed other changes in trade policies that include the negotiation or termination of trade agreements, including the North America Free Trade Agreement, or NAFTA, economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the US and other countries where we conduct our business. The Trump Administration has also negotiated a replacement trade deal for NAFTA with Mexico and Canada, known as the United States-Mexico-Canada Agreement, or USMCA, which still needs to be ratified by the respective government of each of the three countries. It may be time-consuming and expensive for us to alter our business operations in order to adapt to or comply with any such changes. If the United States were to withdraw from or materially modify NAFTA or other international trade agreements to which it is a party, or if tariffs were raised on the China-sourced products that we buy, our costs for such products could increase significantly, which in turn could have a material adverse effect on our business, financial condition and results of operations.

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

We may be unable to produce sufficient quantities of our products because we depend on third party manufacturers. If these thirdparty manufacturers fail to produce quality products in a timely manner, our ability to fulfill our customer orders would be adversely impacted.

We use contract manufacturers and original design manufacturers for electronics manufacturing of most of our products. We use these third-party manufacturers to help ensure low costs, rapid market entry, and reliability. Any manufacturing disruption could impair our ability to fulfill orders, and failure to fulfill orders would adversely affect our sales. Although we currently use four electronics manufacturers for the bulk of our purchases, in some cases a given product is only provided by one of these companies. The loss of the services of any of our significant third party manufacturers or a material adverse change in the business of or our relationships with any of these manufacturers could harm our business. Since third parties manufacture our products and we expect this to continue in the future, our success will depend, in part, on the ability of third parties to manufacture our products cost effectively and in sufficient quantities to meet our customer demand.

We are subject to the following risks because of our reliance on third party manufacturers: reduced management and control of component purchases; reduced control over delivery schedules, quality assurance, manufacturing yields, and labor practices; lack of adequate capacity during periods of excess demand; limited warranties on products supplied to us; potential increases in prices; interruption of supplies from assemblers as a result of a fire, natural calamity, global health pandemic, strike or other significant event; and misappropriation of our intellectual property.

Our cable modem sales may be significantly reduced due to long lead-times.

Cable modems and other broadband modems represented approximately 90% of Zoom’s net sales during 2019. These products have experienced long lead-times due to certain component production lead-times of up to 20 weeks and due to manufacturer-related delays, and these long lead times may significantly reduce our potential sales.

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

Our future success will depend on the continued services of our key product development personnel.

The loss of any of our key product development personnel, the inability to attract or retain qualified personnel in the future, or delays in hiring skilled personnel could harm our business. Competition for skilled personnel is significant. We may be unable to attract and retain all the personnel necessary for the development of our business. In addition, the loss of any member of the senior management team, a key engineer or salesperson, or other key contributors, could harm our relations with our customers, our ability to respond to technological change, and our business.

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

States have varying policies regarding when a company has a taxable presence in the state. There are many factors to consider when determining if state nexus exists, including inventory consignment to ordering and fulfillment, physical presence, economic presence, and personnel. We have policies and procedures in place to collect and pay sales tax for Amazon sales in states where we believe we have nexus and are required to charge sales tax. However, it is possible that we could be negatively impacted by a change in state laws and policies, court decisions, Federal law, or our decisions about where sales tax is owed. In addition, we may incur income tax liability in some states where we have nexus.

Our revenues may be severely reduced if we are unable to retain the Motorola brand licenses for the Motorola brand products we produce.

The Motorola brand has been an important part of our significant growth from 2016 through 2019. Although the March 2020 amendment to the 2015 License Agreement with Motorola Mobility LLC (including all prior amendments) extended its term through December 31, 2025 and the 2020 License Agreement to provide consumer grade home security and monitoring products and related services has a term expiring on December 31, 2025, there are provisions in both license agreements that would cause expiration at an earlier date.

Risks Related to the Securities Market and Our Common Stock

The market price of our common stock may be volatile and trading volume may be low.

The market price of our common stock could fluctuate significantly for many reasons, including, without limitation: as a result of the risk factors listed herein; actual or anticipated fluctuations in our operating results; regulatory changes that could impact our business; and general economic and industry conditions. Shares of our common stock are quoted on the OTCQB Venture Market. The lack of an active market may impair the ability of holders of our common stock to sell their shares of common stock at the time they wish to sell them or at a price that they consider reasonable. The lack of an active market may also reduce the fair market value of the shares of our common stock.

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

Our directors, executive officers, and stockholders with over 5% of our stock together owned approximately 50% percent of our outstanding Common Stock as of April 9, 2020.  Accordingly, these stockholders could have a significant influence over the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of our other stockholders. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

Our ability to use our net operating losses (“NOLs”) may be negatively affected if there is an “ownership change” as defined under Section 382 of the Internal Revenue Code.

At December 31, 2019 we had approximately $56.0 million in federal NOLs. These deferred tax assets are currently fully reserved.  Under Internal Revenue Code Section 382 rules, if a change of ownership is triggered, our ability to use our NOLs can be negatively affected if there is an “ownership change” as defined under Internal Revenue Code Section 382. An ownership change at any time is determined by considering each shareholder with 5% or more ownership, summing the highest percentage change for each of those shareholders over the prior three years, and determining that the sum exceeds 50%. Given Internal Revenue Code Section 382’s broad definition, an ownership change could be the unintended consequence of otherwise normal market trading in the Company’s stock that is outside of the Company’s control.

ITEM 1B. – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

Our principal executive offices are located at 225 Franklin St, Boston, Massachusetts, where we sublease approximately 11,480 square feet of office space pursuant to a lease that expires in 2020, with an automatic renewal clause unless terminated under the lease agreement. Previously, our headquarters was located at 99 High St, Boston, MA from August 2016 through June 2019.

We also have two leases in Tijuana, Mexico. We signed a lease for a 11,390 square foot facility in November 2014, and in September 2015, also leased spaced in the adjacent building to double our capacity. We currently have signed a lease extension to stay in the existing facilities through November 30, 2020.

We believe that our existing facilities are adequate for our near-term needs, though additional space could be required based upon business activities. When our existing leases expire, we may look for alternate space for our operations. We believe that suitable alternative space would be available on commercially reasonable terms if required in the future.

ITEM 3 – LEGAL PROCEEDINGS

On January 23, 2020, William Schulze filed a complaint (the “Schulze Complaint”) as lead plaintiff on behalf of purchasers of Zoom modems in a putative class action lawsuit against Zoom in the U.S. District Court for the District of Massachusetts.  The Schulze Complaint alleges that Zoom modems were sold as new despite containing refurbished parts. Zoom intends to vigorously defend itself against these claims.

The Company does not have any other pending or outstanding legal proceedings beyond that referenced above.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the OTCQB under the symbol "ZMTP".

As of April 9, 2020, there were 21,276,762 shares of our common stock outstanding and 134 holders of record of our common stock.

Recent Sales of Unregistered Securities

None.

Dividend Policy

We have never declared or paid cash dividends on our capital stock and do not plan to pay any cash dividends in the foreseeable future. Our current policy is to retain all of our earnings to finance future growth.

Repurchases by the Company

During the fiscal year ended December 31, 2019 we did not repurchase any shares of our common stock on our own behalf or for any affiliated purchaser.

Equity Compensation Plan Information

The information required by this Item 5 regarding securities authorized for issuance under our equity compensation plans is set forth in Part III, Item 12 of this report.

ITEM 6 – SELECTED FINANCIAL DATA

Not required.

ITEM 7 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section of this Annual Report on Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains statements that are not statements of historical fact and are forward-looking statements within the meaning of federal securities laws. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Factors that may cause our actual results to differ materially from those in the forward-looking statements include those factors described in “Item 1A. Risk Factors” beginning on page 13 of this Annual Report on Form 10-K. You should carefully review all of these factors, as well as the comprehensive discussion of forward-looking statements on page 22 of this Annual Report on Form 10-K.

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

Generally our gross margin for a given product depends on a number of factors including the type of customer to whom we are selling. The gross margin products sold to for retailers tends to be higher than for some of our other customers; but the sales, support, returns, and overhead costs associated with products sold to retailers also tend to be higher. Zoom’s sales to certain countries are currently handled by a single master distributor for each country, who handles the support and marketing costs within the country. Gross margin for sales to these master distributors tends to be low, since lower pricing to these distributors helps them to cover the support and marketing costs for their country.

As of February 29, 2020, Zoom had thirty-eight full-time and part-time employees. Twelve employees were engaged in research and development and quality control. Six employees were involved in operations, which manages production, inventory, purchasing, warehousing, freight, invoicing, shipping, collections, and returns. Thirteen employees were engaged in sales, marketing, and customer technical support. The remaining seven employees performed executive, accounting, administrative, and management information systems functions. Our dedicated personnel in Tijuana, Mexico are employees of our Mexican service provider and not included in our headcount. On February 29, 2020, Zoom had two consultants, one in sales and one in information systems, who are not included in our headcount.

The Company’s cash balance on December 31, 2019 was $1.2 million compared to $126 thousand on December 31, 2018. On December 31, 2019, the Company no bank debt on an available asset-based credit line of $3.0 million, working capital of $5.4 million, and a current ratio of 1.7.

The Company closed on a $5 million private placement and issued an aggregate of 4,545,455 shares on May 3, 2019, and soon after the closing of the offering Jeremy Hitchcock and Jonathan Seelig joined Zoom’s Board of Directors. Other major changes of cash during 2019 were decreases of approximately $0.5 million in inventory and $0.6 million in prepaid expenses; and increases in accounts payable and accrued expenses of approximated $1.1 million. Major items that decreased cash were a net loss of approximately $3.3 million, a reduction in debt of approximately $1.7 million, and an accounts receivable increase of approximately $1.3 million.

The Company’s ability to maintain adequate levels of liquidity depends in part on our ability to sell inventory on hand and collect related receivables. Effective September 24, 2018, almost all of our products were subject to a 10% tariff because they are produced in China and they are in product categories subject to a 10% tariff on our cost of goods at the time of entry into the US. Effective June 15, 2019 almost all of our products have been subject to the tariff increase from 10% to 25%. This has a significant impact on our cost of inventory and profitability. Because these tariffs may not be reduced and may even be increased, we are actively working on moving production capability outside China. Our largest supplier is actively working on setting up a major production capability in Vietnam. Although the Company has recently experienced losses, it has continued to experience sales growth. Zoom experienced four consecutive years with double-digit sales growth. The Company expects year-over-year growth due to a number of factors including the strength of the Motorola brand, new product introductions, increased shelf space, growing online retailer sales, and international expansion. Because of projected sales increases, the strength of its balance sheet, its unused line of credit, and efforts to move production capability outside of China, the Company expects to maintain acceptable levels of liquidity to meet its obligations as they become due for at least twelve months from the date of issuance of the Company’s filing of this Annual Report on Form 10-K with the Securities and Exchange Commission.

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

The Company adopted Accounting Standards Codification (“ASC”) Topic 606 using the modified retrospective method provision of this standard effective January 1, 2018, which required the Company to apply the new revenue standard to (i) all new revenue contracts entered into after January 1, 2018 and (ii) all existing revenue contracts as of January 1, 2018 through a cumulative adjustment to retained earnings. In accordance with this approach, there was no material impact which required a cumulative effect adjustment. See Footnote 2 in the financial statements included in this report.

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

As of December 31, 2019 the Company had federal net operating loss carry forwards of approximately $56,267,000 which are available to offset future taxable income. They are due to expire in varying amounts from 2020 to 2038. Federal net operating losses occurring after December 31, 2017, of approximated $3,138,000 may be carried forward indefinitely. As of December 31, 2019, the Company had state net operating loss carry forwards of approximately $11,350,000 which are available to offset future taxable income. They are due to expire in varying amounts from 2031 through 2038. A valuation allowance has been established for the full amount of deferred income tax assets as management has concluded that it is more-likely than-not that the benefits from such assets will not be realized.

Sales Tax. The Company recorded a sales tax accrual in 2017 after the Company became aware that a state sales tax liability was both probable and estimable as of December 31, 2017. The state sales tax liability stems from the Company’s ‘Fulfilled By Amazon’ sales agreement which allows Amazon to warehouse the Company’s inventory throughout a number of states. As a result, the Company recorded an expense of approximately $831 thousand in during the year ended December 31, 2017. During the year 2018, the Company settled its obligations with most of the states, and re-assessed its liability on the last couple of states which resulted in a reduction of approximately $203 thousand in the sales tax liability. As of December 31, 2018, approximately $86 thousand of the original state sales tax liability remains and $133 thousand relates to sales tax that has been collected and not yet remitted to the respective states. As of December 31, 2019, approximately $51 thousand of the original state sales tax liability remains and $98 thousand relates to sales tax that has been collected and not yet remitted to the respective states.

Results of Operations

Zoom’s net sales of $37.6 million for the fiscal year ended December 31, 2019 (“FY 2019”) were up 16.4% from $32.3 million for the fiscal year ended December 31, 2018 (“FY 2018”). Zoom reported a net loss of $3.3 million or $0.18 per share for FY 2019 compared to a net loss of $74 thousand or $0.00 per share for FY 2018. Gross profit was $10.9 million for FY 2019, down $0.7 million from $11.6 million for FY 2018. Gross margin decreased to 29.0% in FY 2019 from 36.0% in FY 2018.

The following table sets forth certain financial data as a percentage of net sales for the periods indicated.

	Years Ended December 31,
	2018	2019
Net sales	100.0%	100.0%
Cost of goods sold	64.0	71.0
Gross profit	36.0	29.0
Operating expense:
Selling	25.3	24.5
General and administration	5.1	7.1
Research and development	5.5	5.9
Total operating expenses	35.9	37.6
Operating profit (loss)	0.2	(8.6)
Total other income (expense)	(0.3)	(0.1)
Income (loss) before income taxes	(0.1)	(8.6)
Income taxes (benefit)	0.1	0.1

Net income (loss)	(0.2)%	(8.7)%

 Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

The following is a discussion of the major categories of our consolidated statement of operations, comparing the consolidated financial results for the year ended December 31, 2019 with the year ended December 31, 2018.

Net Sales. Our total net sales increased year-over-year by $5.3 million or 16.4%. The growth in sales is directly attributable to Motorola branded cable modems and gateways. In both 2019 and 2018, we primarily generated our sales by selling broadband modems and modem routers. The increase in other category of $0.6 million over 2018 is primarily due to new product introductions of cell modems, and DSL products.

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

	FY 2019	FY 2018	Change $	Change %

Cable Modems & gateways	$33,810,410	$29,135,155	$4,675,255	16.1%
Other	3,804,046	3,188,328	615,718	19.3%
Total	$37,614,456	$32,323,483	$5,290,973	16.4%

As shown in the table below, our net sales in North America increased $5.1 million to $36.7 million in FY 2019 from $31.7 million in FY 2018. Net sales outside North America increased $237 thousand from FY 2018. Generally Zoom’s lower sales outside North America reflect the fact that cable modems are sold successfully through retailers in the US but not in most countries outside the US, due primarily to variations in government regulations.

	FY 2019	FY 2018	Change $	Change %

North America	$36,741,262	$31,687,051	$5,054,211	16.0%
Outside North America	873,194	636,432	236,762	37.2%
Total	$37,614,456	$32,323,483	$5,290,973	16.4%

Relatively few companies account for a substantial portion of the Company’s revenues.  In 2019 two companies accounted for 10% or greater individually, and 84% in the aggregate of the Company’s total net sales. At December 31, 2019 three companies with an accounts receivable balance of 10% or greater individually accounted for a combined 84% of the Company’s accounts receivable. In 2018 two companies accounted for 10% or greater individually, and 78% in the aggregate of the Company’s total net sales. At December 31, 2018, four companies with an accounts receivable balance of 10% or greater individually accounted for a combined 79% of the Company’s accounts receivable.

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

Gross Profit. Gross profit was $10.9 million for FY 2019, down $0.7 million from $11.6 million for FY 2017. Gross margin decreased to 29.0% in FY 2019 from 36.0% in FY 2018. The decrease in both gross profit and margin was primarily due to tariff costs of $3.2 million.

Operating Expense. Total operating expense increased by $2.5 million from $11.6 million in FY 2018 to $14.1 million in FY 2019. Total operating expense as a percentage of net sales increased from 35.9% in 2018 to 37.6% in 2019.  The table below illustrates the change in operating expense.

Operating Expense	Year 2019	% Net Sales	Year 2018	% Net Sales	Change $	Change %
Selling expense	$9,222,737	24.5%	$8,171,052	25.3%	$1,051,685	12.8%
General and administrative expense	2,666,876	7.1%	1,648,748	5.1%	1,018,128	61.7%
Research and development expense	2,237,416	5.9%	1,771,887	5.5%	465,529	26.2%
Total operating expense	$14,127,029	37.6%	$11,591,687	35.9%	$2,535,342	21.8%

Selling Expense. Selling expense increased to $9.2 million in FY 2019 from $8.2 million in FY 2018. Selling expense as a percentage of net sales was 24.5% in FY 2019 and 25.3% in FY 2018. The $1.0 million increase in selling expense was due primarily to increased Motorola trademark costs, and brick-and-mortar retailer marketing expenses, was partially offset by savings in advertising costs.

General and Administrative Expense. General and administrative expense increased to $2.7 million in FY 2019 from $1.6 million in FY 2018. General and administrative expense as a percentage of net sales was 7.1% in FY 2019 and 5.1% in FY 2018. General and administrative expenses increased approximately $1.0 million due to increased salary and related expenses, consulting, outside service costs, and a one-time bad debt provision.

Research and Development Expense.  Research and development expense increased to $2.2 million in FY 2019 from $1.8 million in FY 2018.  Research and development expense as a percentage of net sales increased to 5.9% in FY 2019 from 5.5% in FY 2018. The increase of approximated $0.5 million was primarily due salary and related costs, and increased product testing, certification and software development costs.

Other Income (Expense).  Other income (expense), net was $(23) thousand in FY 2019 and $(101) thousand in FY 2018, primarily due to loan related interest expense and fees for both years.

Income Tax Expense (Benefit). We recorded minimum state income tax for a few states and tax related to our operations in Mexico, which was $32 thousand and $26 thousand in FY 2019 and FY 2018, respectively.

Liquidity and Capital Resources

The Company’s cash balance on December 31, 2019 was $1.2 million compared to $126 thousand on December 31, 2018. On December 31, 2019, the Company had no bank debt on an available asset-based credit line of $3.0 million, working capital of $5.4 million, and a current ratio of 1.7.

The Company closed on a $5 million private placement and issued an aggregate of 4,545,455 shares on May 3, 2019, and soon after the closing of the offering Jeremy Hitchcock and Jonathan Seelig joined Zoom’s Board of Directors. Other major changes of cash during 2019 were decreases of approximately $0.5 million in inventory and $0.6 million in prepaid expenses; and increases in accounts payable and accrued expenses of approximated $1.1 million. Major items that decreased cash were a net loss of approximately $3.3 million, a reduction in debt of approximately $1.7 million, and an accounts receivable increase of approximately $1.3 million.

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

In March 2020 Zoom entered into an amendment to extend the License Agreement with Motorola Mobility LLC through December 31, 2025. The 2020 Amendment expands Zoom’s exclusive license to use the Motorola trademark to a wide range of authorized channels worldwide, including Service Provider Channels.

In March 2020 Zoom entered into a License Agreement with Motorola Mobility LLC to sell consumer grade home security and monitoring products and provide related services. The term is of this Agreement runs through December 31, 2025, and includes minimum licensing payments beginning in 2021 and continuing through the remainder of the agreement term.

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

The Company is required to calculate its covenant compliance on a quarterly basis and as of December 31, 2019, the Company was in compliance with both its working capital and tangible net worth covenants. At December 31, 2019, the Company’s tangible net worth was approximately $5.7 million, while the Company’s working capital was approximately $5.4 million. Loan availability is based on certain eligible receivables. Approximate loan availability was approximately $3 million as of December 31, 2019.

Off-Balance Sheet Arrangements

In 2006 the Company entered into a maquiladora agreement with North American Production Sharing, Inc (“NAPS”). This agreement provides that NAPS provide certain personnel and other services for a production facility in Mexico on our behalf. In order to facilitate Zoom’s current and planned increase in production demand, driven in part by the launch of Motorola branded products, Zoom has entered into a first amendment to the Production Sharing Agreement (“PSA”). This amendment extends its existing agreement through September 25, 2019. The agreement automatically reviews annually unless otherwise cancelled per provisions in the agreement. Any related assets, liabilities, or expenses are reported in the accompanying financial statements. Additionally, the Company is obligated to pay future minimum required royalty payments associated with certain licensing agreements which are not included in our balance sheet.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8 – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ZOOM TELEPHONICS, INC.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A – CONTROLS AND PROCEDURES

 Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2019 we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Judgments by management are also required in evaluating the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the US. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019.  In making this assessment, our management used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that as of December 31, 2019, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal year ended December 31, 2019 that have materially or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item appears under the caption "Our Executive Officers" in Part 1, Item 1 -- Business, and under the captions "Election of Directors", "Board of Directors”, "Code of Ethics" and " Section 16(a) Beneficial Ownership Compliance " in our definitive proxy statement for our 2020 annual meeting of stockholders which will be filed with the SEC within 120 days after the close of our fiscal year, and is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

Information required by this item appears under the captions "Executive Compensation," and "Directors' Compensation", in our definitive proxy statement for our 2020 annual meeting of stockholders that will be filed with the SEC within 120 days after the close of our fiscal year, and is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We maintain a number of equity compensation plans for employees, officers, directors and others whose efforts contribute to our success. The table below sets forth certain information as of our fiscal year ended December 31, 2019 regarding the shares of our common stock available for grant or granted under stock option plans that (i) were approved by our stockholders.

Equity Compensation Plan Information.

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options	Weighted-Average Exercise Price Of Outstanding Options	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1) (2)	2,474,811	$1.26	4,135,000
Total:	2,474,811	$1.26	4,135,000

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
(2)
Includes the 2019 Stock Option Plan with a total number of shares available for issuance of 4,000,000 and the 2019 Directors Stock Option Plan with a total number of shares available for issuance of 1,000,000. These plans were approved by the shareholders at the 2019 annual meeting.   The purpose of the 2019 Stock Option Plan are to attract and retain employees and provide an incentive for them to assist us in achieving our long-range performance goals, and to enable such employees to participate in our long-term growth.  The purpose of the 2019 Directors Stock Option Plan is to attract and retain non-employee directors and to enable such directors to participate in our long-term growth.  The 2019 Stock Option Plan and the 2019 Directors Stock Option Plan are administered by the Compensation Committee of the Board of Directors. All stock options granted under the 2019 Stock Option Plan and the 2019 Directors Stock Option Plan have been granted with an exercise price equal to at least the fair market value of the common stock on the date of grant.

The additional information required by this Item 12 of Form 10-K is hereby incorporated by reference to the information in our Definitive Proxy Statement for our 2020 annual meeting of Stockholders to be filed with the SEC within 120 days after the close of our fiscal year and is incorporated herein by reference.

ITEM 13 – CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Any information required by this item may appear under the caption "Certain Relationships and Related Transactions" and “Board of Directors” in our Definitive Proxy Statement for our 2020 annual meeting of Stockholders to be filed with the SEC within 120 days after the close of our fiscal year and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Marcum LLP served as our independent registered public accounting firm for fiscal years 2019 and 2018.  The table below shows the aggregate fees that the Company paid or accrued for the audit and other services provided by Marcum LLP for the fiscal years ended December 31, 2019 and December 31, 2018:

FEE CATEGORY	2019	2018
Audit fees (1)	$187,200	$169,060
Audit-related fees (2)	10,000	––
Total fees	$197,200	$169,060

———————
(1)
Audit Fees. Consists of fees billed for professional services rendered for the audit of Zoom’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory filings and engagements.

(2)
Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Zoom’s consolidated financial statements and are not reported under "Audit Fees." For 2019, fees are related to a private placement.

All services rendered by Marcum LLP for fiscal years 2018 and 2019 were permissible under applicable laws and regulations, and were pre-approved by the Audit Committee.

PART IV

ITEM 15 – EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES *

(a)		Consolidated Financial Statements, Schedules and Exhibits:

	(1),(2)	The consolidated financial statements and required schedules are indexed on page F-1.

	(3)	Exhibits required by the Exhibit Table of Item 601 of SEC Regulation S-K. (Exhibit numbers refer to numbers in the Exhibit Table of Item 601.)

2.1
Separation and Distribution Agreement by and between Zoom Technologies, Inc. and Zoom Telephonics, Inc. (incorporated by reference to annex B of the preliminary proxy statement filed by Zoom Technologies, Inc. on May 13, 2009).*1

3.1
Form of Amended and Restated Certificate of Incorporation of Zoom Telephonics, Inc. (incorporated by reference to Exhibit 3.1 to Zoom Telephonics, Inc. Registration Statement on Form 10, filed on September 4, 2009). *

3.2
Certificate of Amendment to Amended and Restated Certificate of Incorporation of Zoom Telephonics, Inc. (incorporated by the reference to Exhibit 3.1 to the Form 8-K filed by the Company on November 18, 2015)*

3.3
Certificate of Amendment to Amended and Restated Certificate of Incorporation of Zoom Telephonics, Inc. (incorporated by the reference to Exhibit 3.1 to the Form 8-K filed by the Company on July 30, 2019)*

	3.4	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by the Company on November 18, 2015)*

	3.5	By-Laws of Zoom Telephonics, Inc. (incorporated by referenced to Exhibit 3.2 to Zoom Telephonics, Inc. Registration Statement on Form 10 filed by the Company on September 4, 2009).*

	4.1	Description of Securities.

	10.1**	Zoom Telephonics, Inc. 2009 Stock Option Plan (incorporated by reference to Appendix B to the Definitive Proxy Statement filed by the Company on April 30, 2013).*

	10.2**	Zoom Telephonics, Inc. 2009 Directors Stock Option Plan (incorporated by reference to Appendix C to the Definitive Proxy Statement filed by the Company on April 30, 2013).*

10.3**	Zoom Telephonics, Inc. 2019 Stock Option Plan (incorporated by reference to Appendix D to the Definitive Proxy Statement filed by the Company on May 28, 2019).*

10.4**	Zoom Telephonics, Inc. 2019 Directors Stock Option Plan (incorporated by reference to Appendix C to the Definitive Proxy Statement filed by the Company on May 28, 2019).*

10.5**	Zoom Telephonics, Inc. 2009 Directors Stock Option Plan (incorporated by reference to Appendix C to the Definitive Proxy Statement filed by the Company on April 30, 2013).*

10.6
Financing Agreement, dated December 18, 2012, between Zoom Telephonics, Inc. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on December 21, 2012)*

10.7
Intellectual Property Security Agreement, dated December 18, 2012, between Zoom Telephonics, Inc. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company on December 21, 2012)*

10.8
Amendment dated March 25, 2014, effective January 1, 2013 to Financing Agreement, dated December 18, 2012, between Zoom Telephonics, Inc. and Rosehthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on November 3, 2015)*

10.9
Amendment dated October 29, 2015, effective January 1, 2013, to Financing Agreement, dated December 18, 2012, between Zoom Telephonics, Inc. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on November 3, 2015)*

10.10
Amendment dated July 19, 2016 to Financing Agreement, dated December 18, 2012, between Zoom Telephonics, Inc. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on July 25, 2016)*

10.11
Amendment dated September 1, 2016 to Financing Agreement, dated December 18, 2012, between Zoom Telephonics, Inc. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on September 8, 2016)*

10.12†	License Agreement, dated May 13, 2015, between Zoom Telephonics, Inc. and Motorola Mobility LLC (incorporated by reference to Exhibit 10.3 to the Form 10-Q/A filed by the Company on December 6, 2016)*

10.13†
Amendment to License Agreement, dated August 16, 2016, between Zoom Telephonics, Inc. and Motorola Mobility LLC (incorporated by reference to Exhibit 10.4 to the Form 10-Q/A filed by the Company on December 6, 2016)*

10.14†
Amendment to License Agreement, dated August 21, 2017, between Zoom Telephonics, Inc. and Motorola Mobility LLC (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by the Company on November 9, 2017)*

10.15
Amendment dated November 2, 2018 to Financing Agreement, dated December 18, 2012, between Zoom Telephonics, Inc. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1 filed by the Company on June 7, 2019)

10.16**	Employment Agreement between Zoom Telephonics, Inc. and Joseph Wytanis (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on October 18, 2018)*

10.17
Stock Purchase Agreement, dated as of May 3, 2019, between Zoom Telephonics, Inc. and the Investors listed therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on May 6, 2019)*

10.18**	Employment Agreement between Zoom Telephonics, Inc. and Jacquelyn Barry Hamilton (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on March 9, 2020)*

10.19***†††	License Agreement, dated March 27, 2020, between Zoom Telephonics, Inc., MTRLC LLC and Motorola Mobility LLC

10.20***†††	Amendment to License Agreement, dated March 27, 2020, between Zoom Telephonics, Inc. and Motorola Mobility LLC

21.1***	Subsidiaries

23.1***	Independent Registered Public Accounting Firm’s Consent

31.1***	CEO and CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1††	CEO and CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

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

	†††	Certain confidential portions of this exhibit were omitted because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

(b)		Exhibits - See Item 15 (a) (3) above for a list of Exhibits incorporated herein by reference or filed with this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZOOM TELEPHONICS, INC. (Registrant)

Date: April 14, 2020	By:	/s/ Joseph l. wytanis
Joseph L. Wytanis, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph L. Wytanis	President and Chief Executive Officer	April 14, 2020
Joseph L. Wytanis	(principal executive officer)

/s/ Jacquelyn Barry Hamilton	Chief Financial Officer	April 14, 2020
Jacquelyn Barry Hamilton	(principal financial and accounting officer)

/s/ Jeremy Hitchcock	Chairman of the Board	April 14, 2020
Jeremy Hitchcock

/s/ Joseph Donovan	Director	April 14, 2020
Joseph Donovan

/s/ Philip Frank	Director	April 14, 2020
Philip Frank

/s/ Peter R. Kramer	Director	April 14, 2020
Peter Kramer

/s/ Frank B. Manning	Director	April 14, 2020
Frank B. Manning

/s/ Jonathan Seelig	Director	April 14, 2020
Jonathan Seelig

/s/ Peter Sykes	Director	April 14, 2020
Peter Sykes

ZOOM TELEPHONICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Zoom Telephonics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zoom Telephonics, Inc. (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Boston, MA
April 14, 2020

ZOOM TELEPHONICS, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2019 and 2018

	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$1,216,893	$125,982
Restricted cash	150,000	––
Accounts receivable, net	4,070,576	2,760,606
Inventories	7,440,350	7,927,678
Deposits on inventory purchases	1,830	723,639
Prepaid expenses and other current assets	267,908	194,946
Total current assets	13,147,557	11,732,851

Equipment, net	303,099	261,476
Operating lease right-of-use assets, net	102,716	––
Other assets	349,335	222,160

Total assets	$13,902,707	$12,216,487

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank credit line	$––	$1,741,272
Accounts payable	5,024,529	4,369,309
Operating lease liabilities	102,716	––
Accrued other expenses	2,666,471	2,229,561
Total current liabilities	7,793,716	8,340,142

Commitments and contingencies (Note 6)

Stockholders' equity Common stock: Authorized: 40,000,000 shares at $0.01 par value
Issued and outstanding: 20,929,928 shares and 16,124,681 shares at December 31, 2019 and 2018, respectively	209,299	161,247
Additional paid-in capital	46,496,330	41,035,936
Accumulated deficit	(40,596,638)	(37,320,838)
Total stockholders' equity	6,108,991	3,876,345
Total liabilities and stockholders' equity	$13,902,707	$12,216,487

The accompanying notes are an integral part of these consolidated financial statements.

ZOOM TELEPHONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2019 and 2018

	2019	2018
Net sales	$37,614,456	$32,323,482
Cost of goods sold	26,708,653	20,679,116
Gross profit	10,905,803	11,644,366

Operating expenses:
Selling	9,222,737	8,171,052
General and administrative	2,666,876	1,648,748
Research and development	2,237,416	1,771,887
Total operating expenses	14,127,029	11,591,687

Operating profit (loss)	(3,221,226)	52,679

Other :
Interest income	13,975	285
Interest expense	(48,404)	(78,396)
Other income (expense), net	4,720	(23,047)
Total other income (expense), net	(29,709)	(101,158)

Income (loss) before income taxes	(3,250,935)	(48,479)

Income taxes	24,865	25,798

Net income (loss)	$(3,275,800)	$(74,277)

Basic and diluted net income (loss) per share	$(0.18)	$(0.00)

Weighted average common and common equivalent shares:
Basic and Diluted	18,051,070	15,956,785

 The accompanying notes are an integral part of these consolidated financial statements.

ZOOM TELEPHONICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2019 and 2018

	Common Stock
	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Total

Balance at January 1, 2018	15,286,540	$152,865	$40,265,282	$(37,246,561)	$3,171,586

Net income (loss)	––	––	––	(74,277)	(74,277)
Stock option exercise	838,141	8,382	370,875		379,257
Stock based compensation	––	––	399,779	––	399,779
Balance at December 31, 2018	16,124,681	$161,247	$41,035,936	$(37,320,838)	$3,876,345

Net income (loss)	––	––	––	(3,275,800)	(3,275,800)
Private investment offering, net of expenses of $57,391	4,545,455	45,454	4,897,156		4,942,610
Stock option exercise	259,792	2,598	58,050		60,648
Stock based compensation	––	––	505,188	––	505,188
Balance at December 31, 2019	20,929,928	$209,299	$46,496,330	$(40,596,638)	$6,108,991

The accompanying notes are an integral part of these consolidated financial statements.

ZOOM TELEPHONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2019 and 2018

	2019	2018
Operating activities:
Net income (loss)	$(3,275,800)	$(74,277)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock based compensation	505,188	399,779
Depreciation and amortization	315,456	365,076
Amortization of right-of-use assets	292,849	––
Provision for (recovery of) for accounts receivable allowances	264,808	(1,080)
Provision for (recovery of) for inventory reserves	18,988	(77,698)
Changes in operating assets and liabilities:
Accounts receivable	(1,574,778)	(530,014)
Inventories	468,340	(2,647,677)
Prepaid expense and other current assets	648,847	(305,739)
Operating lease liabilities	(318,183)	––
Accounts payable and accrued expenses	1,117,464	1,068,035
Net cash provided by (used in) operating activities	(1,536,821)	(1,803,595)

Investing activities:
Purchases of plant and equipment	(174,254)	(236,910)
Certification costs incurred and capitalized	(310,000)	(93,000)
Net cash provided by (used in) investing activities	(484,254)	(329,910)

Financing activities:
Proceeds from stock option exercises	60,648	379,257
Net proceeds from private placement offering	4,942,610	––
Net proceeds from (payments to) bank credit lines	(1,741,272)	1,651,012
Net cash provided by (used in) financing activities	3,261,986	2,030,269

Net change in cash	1,240,911	(103,236)

Cash, cash equivalents, and restricted cash- Beginning	125,982	229,218

Cash, cash equivalents, and restricted cash- Ending	$1,366,893	$125,982

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$48,404	$78,396
Income taxes	$31,769	$25,798
Cash is reported on the consolidated statements of cash flows as follows:
Cash and cash equivalents	$1,216,893	$125,982
Restricted cash	150,000	––
Total Cash	$1,366,893	$125,982

The accompanying notes are an integral part of these consolidated financial statements.

 ZOOM TELEPHONICS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2019 and 2018

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

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. Actual results may differ from those estimates. Significant estimates made by the Company include: 1) allowance for doubtful accounts for accounts receivable (collectability); 2) contract liabilities (sales returns, and other variable considerations); 3) asset valuation allowance for deferred income tax assets; 4) write-downs of inventory for slow-moving and obsolete items, and market valuations; 5) stock based compensation; 6) management’s assessment of going concern; 7) and estimated life of certification costs.

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

(c)  Restricted Cash

All cash held by the Company that is not immediately available for working capital purposes or has restrictions on use is reported as Restricted cash in the accompanying consolidated balance sheets. Restricted cash balance at December 31, 2019 was $150,000 and is a Letter of Credit to support bond on tariffs. Restricted cash balance at December 31, 2018 was $0.

(d)   Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or net realizable value. Consigned inventory is held at third-party locations. The Company retains title to the inventory until purchased by the third-party. Consigned inventory, consisting of finished goods, was approximately $1,841,400 and $1,537,300 at December 31, 2019 and 2018, respectively.

(e)   Equipment

Equipment is stated at cost, less accumulated depreciation. Depreciation of equipment is provided using the straight-line method over the estimated useful lives of the assets.

(f)   Impairment of Long-Lived Assets

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

 (g)  Other Assets

Other assets are stated at cost, less accumulated amortization. Certain certification costs incurred that are necessary to market and sell products are capitalized and reported as “other assets” in the accompanying consolidated balance sheets when the costs are measurable, significant, and relating to products that are projected to generate revenue beyond twelve months. These costs are amortized over an eighteen-month period, beginning when the related products are available to be sold. Total certification costs capitalized during the year ended December 31, 2019 were $310,000, with related amortization expense of $128,385 in 2019.Total certification costs capitalized during the year ended December 31, 2018 were $93,000, with related amortization expense of $208,068 in 2018.

 (h)   Income Taxes

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

(i)   Sales Tax

The Company recorded a sales tax accrual in 2017 after the Company became aware that a state sales tax liability was both probable and estimable as of December 31, 2017. The state sales tax liability stems from the Company’s ‘Fulfilled By Amazon’ sales agreement which allows Amazon to warehouse the Company’s inventory throughout a number of states. As a result, the Company recorded an expense of approximately $831 thousand in during the year ended December 31, 2017. During the year 2018, the Company settled its obligations with most of the states, and re-assessed its liability which resulted in a reduction of approximately $203 thousand in the sales tax liability. As of December 31, 2018, approximately $86 thousand of the original state sales tax liability remains and $133 thousand relates to sales tax that has been collected and not yet remitted to the respective states. As of December 31, 2019, approximately $51 thousand of the original state sales tax liability remains and $98 thousand relates to sales tax that has been collected and not yet remitted to the respective states.

(j)   Earnings (Loss) Per Common Share

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

Diluted earnings (loss) per common share for the years ended December 31, 2019 and 2018 exclude the effects of 467,641 and 732,772 common share equivalents, respectively, since such inclusion would be anti-dilutive. The common share equivalents consist of common shares issuable upon exercise of outstanding stock options.

(k)   Revenue Recognition

The Company primarily sells hardware products to its customers. The hardware products include cable modems, mobile broadband modems, DSL modems, dial-up modems and wireless and wired networking equipment. The Company does not sell software.

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

Accounts receivable, net:

	December 31, 2019	December 31, 2018
Gross accounts receivable	$4,346,810	$2,774,619
Allowance for doubtful accounts	(276,234)	(14,013)
Total accounts receivable, net	$4,070,576	$2,760,606

Accrued other expenses:

	December 31, 2019	December 31, 2018
Audit, legal, payroll	$256,966	$234,119
Royalty costs	1,125,000	875,000
Sales allowances*	901,196	611,719
Sales and use tax	148,836	219,286
Other	234,473	289,437
Total accrued other expenses	$2,666,471	$2,229,561

-------------------------------------------------------------------------------------------------------------------------------------------------------
* A related inventory contract asset stemming from the sales return reserve of $376 thousand and $318 thousand is included within inventories on the accompanying consolidated balance sheets as of December 31, 2019 and 2018, respectively.

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

Disaggregated revenue by distribution channel:

	Year 2019	Year 2018

Retailers	$35,164,563	$29,166,422
Distributors	1,309,875	1,730,702
Other	1,140,018	1,426,359
Total	$37,614,456	$32,323,483

Disaggregated revenue by product:

	Year 2019	Year 2018

Cable Modems & gateways	$33,810,410	$29,135,155
Other	3,804,046	3,188,328
Total	$37,614,456	$32,323,483

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

(l)   Fair Value of Financial Instruments

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

(m)    Stock-Based Compensation

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

(n)   Advertising Costs

Advertising costs are expensed as incurred and reported in selling expense in the accompanying consolidated statements of operations, and include costs of advertising, production, trade shows, and other activities designed to enhance demand for the Company's products. The Company reported advertising costs of approximately $2.73 million in 2019 and $2.76 million in 2018.

(o)   Foreign Currencies

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

(p)  Warranty Costs

The Company provides for the estimated costs that may be incurred under its standard warranty obligations, based on actual historical repair costs. The reserve for the provision for warranty costs was $37,718 and $31,852 at December 31, 2019 and 2018, respectively.

(q)  Shipping and Freight Costs

The Company records the expense associated with customer-delivery shipping and freight costs in selling expense. The Company reported shipping and freight costs of $301.3 thousand in 2019 and $356.6 thousand in 2018.

(r)  Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting standards Update (“ASU”) 2016-02, “Leases (Topic 842)”, which requires lessees to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability. Lessor accounting under the standard is substantially unchanged. Additional qualitative and quantitative disclosures are also required. The Company adopted the standard effective January 1, 2019 using the alternative transition approach, which required the Company to apply the new lease standard to (i) all new lease contracts entered into after January 1, 2019 and (ii) all existing lease contracts as of January 1, 2019 through a cumulative adjustment to retained earnings.

Adoption of this standard resulted in the recognition of operating lease right-of-use assets and corresponding lease liabilities of $396 thousand and $421 thousand, respectively, on the consolidated balance sheet as of January 1, 2019. The standard did not materially impact operating results or liquidity. Disclosures related to the amount, timing and uncertainty of cash flows arising from leases are included in Note 6(a), Lease obligations.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718) — Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards, and that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. ASU 2018-07 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company adopted this standard effective January 1, 2019. The adoption of this standard was not material to our consolidated financial statements.

 (s)  Recently Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, "Financial Instruments Credit Losses —Measurement of Credit Losses on Financial Instruments." ASU 2016-13 requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected, which includes the Company’s accounts receivable. This ASU is effective for the Company for reporting periods beginning after December 15, 2022. The Company is currently assessing the potential impact that the adoption of this ASU will have on our consolidated financial statements.

(t)  Amended and Restated Certificate of Incorporation

On July 25, 2019, the Company filed a Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company which increased the number of authorized common shares from 25,000,000 to 40,000,000.

(3)           LIQUIDITY

The Company’s cash balance on December 31, 2019 was $1.2 million compared to $126 thousand on December 31, 2018. On December 31, 2019, the Company had no bank debt on an available asset-based credit line of $3.0 million, working capital of $5.4 million, and a current ratio of 1.7.

The Company closed on a $5 million private placement and issued an aggregate of 4,545,455 shares on May 3, 2019, and soon after the closing of the offering Jeremy Hitchcock and Jonathan Seelig joined Zoom’s Board of Directors.

The Company’s net losses of $3.3 million in 2019 and $74k in 2018, along with cash used in operations of $1.5 million in 2019 and $1.8 million in 2018 have raised management concerns as to the Company’s ability to continue as going concern. Adding to that is recent impact of COVID-19 and its potential disruptions to the Company’s operations.

The 25% US tariffs assessed on products imported from China had a significant impact on cash and net loss for 2019. These tariffs will continue to have an impact on our financial performance until we have fully transitioned all of our production supply out of China. In late 2019, we made the decision to move our outsourced manufacturing operations from China to Vietnam, primarily to end the exposure to the trade-war imposed tariffs with China. While the COVID-19 outbreak caused delays in the original transition plan, we are actively working with our primary outsourced development partner to establish manufacturing operations in Haiphong, Vietnam. The transition to Vietnam has begun, we have reached full production in Vietnam on one of our top models and expect to have all manufacturing of existing models fully transitioned to Vietnam by the end of June 2020. This will save the company approximately $500,000 per month in tariff cost, plus release an additional $800,000 in restricted cash over the next year related to performance bonds required to be posted related to the tariffs. The company is also further diversifying its relationships with outsourced manufacturers. Zoom signed an agreement with [Foxconn], one of the leading global outsourced manufacturers to the high-tech industry, to manufacture several of the new models the company plans to introduce to the market during 2020.

The Company has implemented cost cutting measures to conserve cash, put a hold on all new hiring during 2020, and has given notice that we will not renew the same footprint of our headquarters office lease when it expires in June 2020, retaining just a few offices in our current co-work space office suite for research and testing purposes. Our work force continues to work remotely and are continuing operations. We have negotiated improved payment terms with our primary outsourced manufacturing partner. The Company has been approved by Rosenthal & Rosenthal for an expansion of our revolving working capital line of credit from $3 to $4 million. We signed an extension of our networking product license agreement with Motorola through 2025 and we also signed a new license agreement with Motorola to sell consumer grade home security and monitoring products and to provide related services, We continue to develop new products and are on track to introduce several new models to the market during 2020 and 2021. While the COVID-19 outbreak disrupted sales and production for a short period of time during mid-March 2020, we worked through the disruption. In mid-March, sales initially decreased in response to a key distributor focusing its distribution logistics on essential healthcare products. Our products, which are instrumental to businesses and consumers establishing remote and home-based offices, have since been designated as essential and are once again being offered and are selling at normal levels and certain models are currently selling above their average run rates before COVID-19 had a global impact on business and the economy. We continue to work closely with our manufacturing partners and our distributors to ensure that our products remain consistently available for sale to end-users. Our sales throughout the first quarter of 2020 were tracking higher the level booked in the fourth quarter of 2019 except for the short-term reduction we experienced in the middle of March.

The current environment is difficult, but with the steps the Company has taken and continues to take, as noted above, management expects to maintain acceptable levels of liquidity to meet its obligations as they become due and for at least twelve months from the date of issuance of the Company’s filing of this Annual Form 10-K with the Securities and Exchange Commission, thus mitigating substantial doubt about the Company’s ability to continue as a going concern during this time.

(4)           INVENTORIES

Inventories consist of the following at December 31:

	2019	2018
Materials	$911,054	$2,043,843
Work in process	10,284	121,624
Finished goods	6,519,012	5,762,211
Total	$7,440,350	$7,927,678

Finished goods includes consigned inventory held by our customers of $1,841,400 and $1,537,300 at December 31, 2019 and 2018, respectively. The Company reviews inventory for obsolete and slow moving products each quarter and makes provisions based on its estimate of the probability that the material will not be consumed or that it will be sold below cost. The provision for inventory reserves was negligible for the both year ended December 31, 2019 and year ended December 31, 2018.

 (5)           EQUIPMENT

Equipment consists of the following at December 31:

	2019	2018	Estimated Useful lives in years
Computer hardware and software	$308,767	$261,863	3
Machinery and equipment	316,945	300,441	5
Molds, tools and dies	651,063	551,162	5
Office furniture and fixtures	50,948	40,001	5
	1,327,722	1,153,467
Accumulated depreciation	(1,024,623)	(891,991)
Equipment, net	$303,099	$261,476

Depreciation expense for the year ended	$132,632	$137,008

(6)           COMMITMENTS AND CONTINGENCIES

(a)  Lease Obligations

In June 2016 the Company signed a three-year sub-lease agreement for 11,480 square feet on the 28th floor of 99 High Street, Boston, MA 02110. The lease for this facility expired on June 30, 2019. The Company signed a twelve-month lease agreement for offices at 225 Franklin Street, Boston, MA and completed the move to this location on June 28, 2019. The lease has an automatic renewal option provision and renews unless cancelled under the terms of the agreement. The lease for these offices expires on June 30, 2020. The Company has elected to apply the short-term lease exception under ASC 842 which does not require the recognition of an operating lease liability or right-of-use asset on the condensed consolidated balance sheet in relation to the lease at 225 Franklin Street. Rent expense was $558.2 thousand in 2019 and $423.5 thousand in 2018.

The Company performs most of the final assembly, testing, packaging, warehousing and distribution at a production and warehouse facility in Tijuana, Mexico. In November 2014 we signed a one-year lease with five one-year renewal options thereafter for an 11,390 square foot facility in Tijuana, Mexico. In September 2015, Zoom extended the term of the lease from December 1, 2015 through November 30, 2018. In September 2015, Zoom also signed a new lease for additional space in the adjacent building, which doubled our capacity. The term of this lease was from March 1, 2016 through November 30, 2018. The Company currently has signed a lease extension to stay in the existing facilities through at least November 30, 2020. Rent expense was $106.2 thousand in 2019 and $106.2 thousand in 2018.

The Company also has a lease for approximately 1,550 square feet in Boston, MA that expired on October 31, 2019 and has been renewed for an additional 12 month starting November 1, 2019.   The Company has another one-year lease signed in December 2019 for approximately 1,500 square feet in Boston The Company has elected to apply the short-term lease exception for both of these leases under ASC 842 which does not require the recognition of an operating lease liability or right-of-use asset on the condensed consolidated balance sheet in relation to this lease. Rent expense for these leases was approximately $74.9 thousand in 2019 and approximately $18 thousand in 2018.

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

 As of December 31, 2019, the Company's estimated future minimum committed rental payments, excluding executory costs, under the operating leases described above to their expiration or the earliest possible termination date, whichever is sooner, are $452 thousand for 2020. There are no future minimum committed rental payments that extend beyond 2020.

Operating Leases

Operating leases are included in operating lease right-of-use assets, operating lease liabilities, and long-term operating lease liabilities on the condensed consolidated balance sheets. These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company’s secured incremental borrowing rates or implicit rates, when readily determinable. Based on the Company's financial position and ability to obtain financing at the time ASC 842 was adopted, 10% was considered by management to be a reasonable incremental borrowing rate when calculating the present value of remaining lease payments over the lease term. Short-term operating leases, which have an initial term of 12 months or less, are not recorded on the balance sheet.

Lease expense for operating leases is recognized on a straight-line basis over the lease term. Lease expense is included in general and administrative expenses on the condensed consolidated statements of operations.

The following table presents information about the amount and timing of the Company’s operating leases as of December 31, 2019.

December 31, 2019
Maturity of Lease Liabilities	Lease Payments
2020	$106,226
Less: Imputed interest	(3,510)
Present value of operating lease liabilities	$102,716

Balance Sheet Classification
Operating lease liabilities	$102,716

Other Information
Weighted-average remaining lease term for operating leases	1.00
Weighted-average discount rate for operating leases	10.0%

Cash Flows
Upon adoption of the new lease standard, the Company recorded a lease liability in the amount of $420,899, right-of-use assets of $395,565, and reclassified deferred rent of $25,334 as a reduction of the right-of-use assets. During the year-ended December 31, 2019, the operating lease liability was reduced by $318,183 and we recorded amortization of our right-of-use assets of $292,849.

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Year Ended December 31,
	2019	2018
Operating cash flow information:
Amounts included in measurement of lease liabilities	$324,346	$––
Non-cash activities:
Right-of-use assets obtained in exchange for lease obligations	$395,565	$––

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

On January 23, 2020, William Schulze filed a complaint (the “Schulze Complaint”) as lead plaintiff on behalf of purchasers of Zoom modems in a putative class action lawsuit against Zoom in the U.S. District Court for the District of Massachusetts.  The Schulze Complaint alleges that Zoom modems were sold as new despite containing refurbished parts. Zoom intends to vigorously defend itself against these claims.

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

In March 2020 Zoom entered into an amendment to the License Agreement with Motorola Mobility LLC.  The 2020 Amendment expands Zoom’s exclusive license to use the Motorola trademark to a wide range of authorized channels worldwide, including Service Provider Channels. The License Agreement, as amended, has a ten-year term beginning January 1, 2016 through December 31, 2025 and modified the minimum royalty payments as outlined below.

In connection with the License Agreement, the Company has committed to reserve a certain percentage of wholesale prices for use in advertising, merchandising and promotion of the related products. Additionally, the Company is required to make quarterly royalty payments equal to a certain percentage of the preceding quarter’s net sales with minimum annual royalty payments as follows:

Year ending December 31,
2020:	$5,100,000
2021:	$4,300,000
2022:	$4,300,000
2023:	$4,300,000
2024:	$4,300,000
2025:	$4,300,000

Royalty expense under the License Agreement amounted to $4,500,000 for 2019 and $3,500,000 for 2018, and is reported in selling expense on the accompanying consolidated statements of operations.

(7)           STOCK OPTION PLANS

2019 Stock Option Plan

On July 9, 2019, the Company established the 2019 Stock Option Plan (the “Option Plan”) for officers and certain full-time and part-time employees of the Company. Non-employee directors of the Company are not entitled to participate under this plan. The Option Plan provides for 4,000,000 shares of common stock for issuance upon the exercise of stock options granted under the plan. Under this plan, stock options are granted at the discretion of the Compensation Committee of the Board of Directors at an option price not less than the fair market value of the stock on the date of grant. The options are exercisable in accordance with terms specified by the Compensation Committee not to exceed ten years from the date of grant. Option activity under this plan follows.

	Number of shares	Weighted average exercise price	Weighted Average Remaining Contractual Life
Outstanding as of January 1, 2019	––	$––	––

Granted	820,000	0.83
Exercised	––	––
Outstanding as of December 31, 2019	820,000	$0.83	2.68

Options exercisable at December 31, 2019	––	––	––

The weighted average grant date fair value of options granted was $0.40 in 2019. The aggregate intrinsic value of options outstanding was approximately $0.3 million at December 31, 2019. The aggregate intrinsic value of exercisable options was approximately $0 at December 31, 2019. As of December 31, 2019 there remained 3,180,000 options available to be issued under the 2019 Stock Option Plan.

2019 Director Stock Option Plan

On July 9, 2019 the Company established the 2019 Director Stock Option Plan (the "Directors Plan"). The Directors Plan was established for all Directors of the Company except for any Director who is a full-time employee or full-time officer of the Company. The option price is the fair market value of the common stock on the date the option is granted. There are 1,000,000 shares authorized for issuance under the Directors Plan. Each option expires three years from the grant date. Option activity under this plan follows.

	Number of shares	Weighted average exercise price	Weighted Average Remaining Contractual Life
Outstanding as of January 1, 2019	––	$––	––

Granted	45,000	0.97
Exercised	––	––
Outstanding as of December 31, 2019	45,000	$0.97	2.50

Options exercisable at December 31, 2019	45,000	$0.97	2.50

The weighted average grant date fair value of options granted was $0.53 in 2019. The aggregate intrinsic value of options outstanding was approximately $9.5 thousand at December 31, 2019. The aggregate intrinsic value of exercisable options was approximately $9.5 thousand at December 31, 2019. As of December 31, 2019 there remained 955,000 options available to be issued under the 2019 Director Stock Option Plan.

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

	Number of shares	Weighted average exercise price	Weighted Average Remaining Contractual Life
Outstanding as of January 1, 2018	1,459,494	$0.45	1.59

Granted	899,500	2.11
Exercised	(740,641)	0.34
Expired/Forfeited	(48,750)	---
Outstanding as of December 31, 2018	1,569,603	1.41	2.13

Granted	90,000	0.95
Exercised	(199,792)	0.24
Expired/Forfeited	(150,000)	---
Outstanding as of December 31, 2019	1,309,811	$1.45	1.28

Options exercisable at December 31, 2019	859,936	$1.22	1.04

The weighted average grant date fair value of options granted was $0.46 in 2019. The weighted average grant date fair value of options granted was $0.92 in 2018. The aggregate intrinsic value of options outstanding was approximately $369 thousand at December 31, 2019 and approximately $730 thousand at December 31, 2018. The aggregate intrinsic value of exercisable options was approximately $353 thousand at December 31, 2019 and $730 thousand at December 31, 2018. As of December 31, 2019 there remained no options available to be issued under the 2009 Stock Option Plan. The 2009 Stock Option Plan terminated on December 1, 2019. The 2019 Stock Option Plan was approved on July 9, 2019 and replaced the 2009 Stock Option Plan.

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

	Number of shares	Weighted average exercise price	Weighted Average Remaining Contractual Life
Outstanding as of January 1, 2018	330,000	$1.32	2.80

Granted	110,000	2.51
Exercised	(97,500)	1.29
Outstanding as of December 31, 2018	342,500	1.71	2.52

Granted	97,500	1.09
Exercised	(60,000)	0.23
Forfeited	(80,000)
Outstanding as of December 31, 2019	300,000	$1.63	2.00

Options exercisable at December 31, 2019	300,000	$1.63	2.00

The weighted average grant date fair value of options granted was $0.57 in 2019 and $1.28 in 2018. The aggregate intrinsic value of options outstanding was approximately $41 thousand at December 31, 2019 and $119 thousand at December 31, 2018. The aggregate intrinsic value of exercisable options was approximately $41 thousand at December 31, 2019 and $119 thousand at December 31, 2018. As of December 31, 2019 there remained no options available to be issued under the 2009 Director Stock Option Plan. The 2009 Director Stock Option Plan terminated on December 1, 2019. The 2019 Director Stock Option Plan was approved on July 9, 2019 and replaced the 2009 Director Stock Option Plan.

The Black-Scholes range of assumptions for the all Stock Option Plans is shown below:

	2019	2018
Assumptions:

Expected life	2.75 (yrs) - 3.5 (yrs)	2.75 (yrs) - 3.5 (yrs)

Expected volatility	77.74% - 87.40%	71.97% - 88.86%

Risk-free interest rate	1.34% - 2.69%	2.08% - 2.74%

Expected dividend yield	0.00%	0.00%

The unrecognized stock based compensation expense related to non-vested stock awards was approximately $258 thousand as of December 31, 2019.  This amount will be recognized through the fourth quarter of 2021. The Company has a commitment to grant variable amount of stock options by October 4, 2020 driven by $100,000 of fair value of stock option expense.

(8)         INCOME TAXES

Income tax expense consists of:

	Current	Deferred	Total
Year Ended December 31, 2018:
U.S. federal	$––	$––	$––
State and local	14,305	––	14,305
Foreign	11,493	––	11,493
	$25,798	$––	$25,798
Year Ended December 31, 2019:
U.S. federal	$––	$––	$––
State and local	10,792	––	10,792
Foreign	14,073	––	14,073
	$24,865	$––	$24,865

A reconciliation of the expected income tax expense or benefit to actual follows:

	2018	2019
Computed "expected" US tax (benefit) at Federal statutory rate	$(12,594)	$(685,652)
Change resulting from:
State and local income taxes, net of federal income tax benefit	4,927	(102,770)
Valuation allowance	115,960	411,810
Non––deductible items	701	87,998
Expired Federal net operating loss	90,375	218,376
Federal and state rate changes	(173,571)	95,103
State net operating loss true up and rate change	––	––
Income tax expense	$25,798	$24,865

Temporary differences at December 31 follow:

	2018	2019
Deferred income tax assets:
Inventories	$129,349	$145,884
Accounts receivable	137,522	253,559
Accrued expenses	72,749	80,068
Net operating loss and tax credit carry forwards	13,020,122	13,276,081
Plant and equipment	13,615	6,014
Stock compensation	112,664	123,841
Lease accounting	––	26,515
Other – interest expense	––	12,385
Total deferred income tax assets	13,486,022	13,924,347
Valuation allowance	(13,486,022)	(13,924,347)
Net deferred tax assets	$––	$––

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

As of December 31, 2019 the Company had federal net operating loss carry forwards of approximately $56,267,000 which are available to offset future taxable income. They are due to expire in varying amounts from 2020 to 2038. Federal net operating losses occurring after December 31, 2017, of approximated $3,138,000 may be carried forward indefinitely. As of December 31, 2019, the Company had state net operating loss carry forwards of approximately $11,350,000 which are available to offset future taxable income. They are due to expire in varying amounts from 2031 through 2038. A valuation allowance has been established for the full amount of deferred income tax assets as management has concluded that it is more-likely than-not that the benefits from such assets will not be realized.

The Company reviews annually the guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a "more-likely-than-not" recognition threshold. At December 31, 2019 and 2018, the Company did not have any uncertain tax positions. No interest and penalties related to uncertain tax positions were accrued at December 31, 2019 and 2018.

The Company files income tax returns in the United States and Mexico. Tax years subsequent to 2015 remain subject to examination for both US federal and state tax reporting purposes. Tax years subsequent to 2013 remain subject to examination for Mexico tax reporting purposes. The foreign income tax reported represents tax on operations for the Company that is located in a special economic zone in Mexico. Other than the Mexico facility, the Company has no operations in a foreign location.

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

Relatively few companies account for a substantial portion of the Company’s revenues.  In 2019 two companies accounted for 10% or greater individually, and 84% in the aggregate of the Company’s total net sales. At December 31, 2019 three companies with an accounts receivable balance of 10% or greater individually accounted for a combined 84% of the Company’s accounts receivable. In 2018 two companies accounted for 10% or greater individually, and 78% in the aggregate of the Company’s total net sales. At December 31, 2018, four companies with an accounts receivable balance of 10% or greater individually accounted for a combined 79% of the Company’s accounts receivable.

(10)        SEGMENT AND GEOGRAPHIC INFORMATION

The Company's operations are classified as one reportable segment. Substantially all of the Company's operations and long-lived assets reside primarily in the North America. Net sales information follows:

	FY 2019	Percent	FY 2018	Percent
North America	$36,741,262	97.7%	$31,687,051	98.0%
Outside North America	873,194	2.3%	636,432	2.0%
Total	$37,614,456	100.0%	$32,323,483	100.0%

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

The Company depends on many third-party suppliers for key components contained in its product offerings. For some of these components, the Company may only use a single source supplier, in part due to the lack of alternative sources of supply. In 2019, the Company had one supplier that provided 96.3% of the Company's purchased inventory. In 2018, the Company had one supplier that provided 98.7% of the Company's purchased inventory.

(12)         RETIREMENT PLAN

The Company has a 401(k) retirement savings plan for employees. Under the plan, the Company matches 25% of an employee's contribution, up to a maximum of $350 per employee per year. Company matching contributions charged to expense in 2018 and 2019 were $6,848 and $5,405, respectively.

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

The Company is required to calculate its covenant compliance on a quarterly basis and as of December 31, 2019, the Company was in compliance with both its working capital and tangible net worth covenants. At December 31, 2019, the Company’s tangible net worth was approximately $5.7 million, while the Company’s working capital was approximately $5.4 million. Loan availability is based on certain eligible receivables. Loan availability was approximately $3 million as of December 31, 2019.

(14)         PRIVATE PLACEMENT

On May 3, 2019, the Company entered into a Stock Purchase Agreement with certain accredited investors, including certain independent investment funds, members of the Company’s management and its Board of Directors, and certain co-founders of the Company, in a private placement pursuant to which the Company sold an aggregate of 4,545,455 shares of common stock, par value $0.01 per share, at a purchase price of $1.10 per share.  In connection with the Stock Purchase Agreement the Company incurred $57,391 of expenses which has been recorded as a reduction of additional paid in capital as presented in the condensed consolidated statements of stockholders’ equity. The net proceeds to the Company at the closing of the private placement were $4.94 million.

(15)         RELATED PARTY DISCLOSURES

On July 25, 2019, the Company entered into a Master Partnership Agreement with Minim Inc. (“Minim”), together with a related Statement of Work, License, Collaborative Agreement, Software/Service Availability Agreement and Software/Service Support Level Agreement (collectively, the “Partnership Agreement”).  Under the Partnership Agreement, the Company will integrate Minim software and services into certain hardware products distributed by the Company, and Minim will be entitled to certain fees and a portion of revenue received from the end users of such services and software.  The Company and Minim entered into an additional Statement of Work on December 31, 2019 providing for further integration of Minim services, with a monthly minimum payment of $5,000 payable by the Company to Minim starting in January 2020 for a period of thirty-six months and a requirement for Minim to purchase at least $90,000 of the Company’s hardware by December 2022.

Jeremy Hitchcock, who serves as Chairman of the Company’s Board of Directors, is the co-founder, Chief Executive Officer and a stockholder of Minim.  During the fiscal year ended December 31, 2019, no payments were made by either the Company or Minim under the Partnership Agreement other than nominal payments, and no services were provided or expenses incurred in connection with the Partnership Agreement.  As of December 31, 2019, no amounts were due from or to the Company under the Partnership Agreement.

(16)         SUBSEQUENT EVENTS

Due to requirements of the United States Department of Homeland Security, and resulting from the continued 25% tariff on imports from China, the Company had to commit $400 thousand on a letter of credit in January, 2020 and another $250 thousand in April, 2020 to secure a bond on the import of these products. These funds will be reported as restricted cash, consistent with accounting reporting guidance.

COVID-19 pandemic has had an impact on all areas of our company. Production has experienced delays, supply chain is disrupted, employees are working remotely. We are continuing operations, we have not laid off any employees, and we are taking steps necessary to operate under the restrictions currently placed on people and businesses. At this point, the extent to which COVID-19 may impact our financial condition or results of operations is uncertain.

In February 2020 Zoom entered into a manufacture supply agreement with Foxconn. Agreement outlines general manufacturing procedures, with specific terms as the product quantity, price, delivery per purchase requisition. The term of the agreement is three years, with one-year automatic renewals, subject to three-month cancellation notice.

In March 2020 Zoom entered into an amendment to the License Agreement with Motorola Mobility LLC (the “2020 Amendment”).  The 2020 Amendment expands Zoom’s exclusive license to use the Motorola trademark to a wide range of authorized channels worldwide, including Service Provider Channels. The License Agreement, as amended, also extended the term through December 31, 2025.

In March 2020 Zoom entered into a License Agreement with Motorola Mobility LLC to sell consumer grade home security and monitoring products and provide related services (the “2020 License Agreement”).

In connection with the 2020 License Agreement, the Company has committed to reserve a certain percentage of wholesale prices for use in advertising, merchandising and promotion of the related products. Additionally, the Company is required to make quarterly royalty payments equal to a certain percentage of the preceding quarter’s net sales with minimum annual royalty payments as follows:

Year ending December 31,
2021:	$2,050,000
2022:	$2,300,000
2023:	$2,550,000
2024:	$2,800,000
2025:	$2,800,000

Other than above, Management of the Company has reviewed subsequent events from December 31, 2019 through the date of filing and has concluded that there were no other subsequent events requiring adjustment to or disclosure in these consolidated financial statements.