Form 10-K/A
period 2019-12-31
Zoom Telephonics, Inc.
filed 2020-04-29
CIK 1467761

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

225 Franklin Street, Boston, Massachusetts 02110
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A is being filed by Zoom Telephonics, Inc. (“Zoom” or the "Company") to amend the Annual Report on Form 10-K for the year ended December 31, 2019 filed by the Company with the Securities and Exchange Commission (the "SEC") on April 15, 2020 (the “Original Report”) to include the information required to be disclosed by Part III, Items 10 through 13 of Form 10-K. This Amendment also updates, amends and supplements Part IV, Item 15 of the Original Report to include the filing of Exhibits 10.19 and 10.20.

As required pursuant to the Securities Exchange Act of 1934, as amended, this Amendment also includes updated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as Exhibits 31.3, 31.4, 32.3 and 32.4.

Except as described above, this Form 10-K/A does not amend, update or change any other item or disclosure in the Original Report or reflect events that occurred after the date of the Original Report. Therefore, this Form 10-K/A should be read in conjunction with the Original Report and the Company’s other filings made with the SEC subsequent to the filing of the Original Report.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Regarding the Board of Directors

The Board of Directors currently consists of seven members. Derek Elder resigned from the Board of Directors on January 25, 2019; his resignation was not the result of any disagreement with management. Both Jeremy Hitchcock and Jonathan Seelig joined the Board of Directors in May 2019. At each meeting of stockholders, Directors are elected for a one-year term. The following table and biographical descriptions set forth information regarding the current members of the Board of Directors.

Name	Age	Principal Occupation	Director Since
Joseph J. Donovan(1), (2), (3)	70	Recently retired as Adjunct Professor at Suffolk University's Sawyer School of Management	2005
Philip Frank(1), (2)	49	President and CEO of VUI, Inc.	2015
Jeremy Hitchcock(3), (4)	38	Executive Chairman of the Board of Zoom Telephonics, Inc., and President and Chief Executive Officer of Minim, Inc.	2019
Peter R. Kramer(2), (3)	68	Artist	1977
Frank B. Manning	71	Recently retired as Chairman of the Board, Chief Executive Officer and President of Zoom Telephonics, Inc.	1977
Jonathan Seelig	47	Chief Executive Officer of Tectonic Network	2019
Peter Sykes(1)	74	Personal Investor	2016

(1)
Members of the Audit Committee as of March 31, 2020. Chair, Philip Frank.
(2)
Members of the Compensation Committee as of March 31, 2020. Chair, Peter Kramer.
(3)
Members of the Nominating Committee as of March 31, 2020. Chair, Joseph Donovan.
(4)
Chairman of the Board of Directors, Jeremy Hitchcock.

Joseph J. Donovan has been a Director of Zoom since 2005. Currently retired, Mr. Donovan served as the Director of Education Programs of Suffolk University's Sawyer School of Management on the Dean College campus, where he was responsible for the administration of undergraduate and graduate course offerings at Dean College from March 2004 through September 2009. Mr. Donovan also served as an adjunct faculty member at Suffolk University's Sawyer School of Management. He taught Money and Capital Markets, Managerial Economics, and Managerial Finance in the Graduate School of Business Administration at Suffolk University. Mr. Donovan served as the Director of Emerging Technology Development for the Commonwealth of Massachusetts' Office of Emerging Technology from January 1993 through October 2004. Mr. Donovan also served as a Director of the Massachusetts Technology Development Corporation, the Massachusetts Emerging Technology Development Fund, and the Massachusetts Community Development Corporation. He received a Bachelor of Arts in Economics and History from St. Anselm College in Manchester, N.H. and a Master's Degree in Economics and Business from the University of Nebraska. Mr. Donovan was a member of the Board of Directors of Zoom Technologies, Inc. from 2005 until September 2009. Mr. Donovan adds a perspective to our Board of Directors which he gained through his experience both as an educator and a leader in the Massachusetts high technology community.

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

Jeremy Hitchcock is a technology entrepreneur and executive who joined Zoom’s Board of Directors in May 2019. On January 16, 2020, the Board appointed Mr. Hitchcock as Chairman of the Board, to be effective as of February 1, 2020. On April 14, 2020, the Board appointed Mr. Hitchcock as Executive Chairman of the Board. Mr. Hitchcock serves as CEO of Minim, Inc., a fast growing IoT networking and security company. Previously Mr. Hitchcock founded Dyn when he was a student at Worcester Polytechnic Institute in 2001. Dyn is an Internet infrastructure company connecting people, content, and commerce. The company grew to 500 people and raised $100 million of growth capital, and was acquired by Oracle in 2017. Mr. Hitchcock’s extensive experience in networking, security, and business enable him to serve on our Board of Directors.

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

Frank B. Manning co-founded the Company and served as Chief Executive Officer from May 1977 until his retirement February 1, 2020. He has continued to serve on the Company’s Board of Directors from 1977 until now. He earned his BS, MS and PhD degrees in Electrical Engineering from the Massachusetts Institute of Technology, where he was a National Science Foundation Fellow. From 1998 through late 2006 Mr. Manning was also a director of the Massachusetts Technology Development Corporation, a public purpose venture capital firm that invests in seed and early-stage technology companies in Massachusetts. From 1999 to 2005 Mr. Frank Manning was a Director of Intermute, a company that Zoom co-founded and that was sold to Trend Micro Inc., a subsidiary of Trend Micro Japan. Mr. Manning was a Director of Unity Business Networks, a hosted VoIP service provider, from Zoom's investment in July 2007 until Unity’s acquisition in October 2009. From its inception until November 2010 Mr. Manning was also a director of Zoom Technologies. Mr. Manning’s extensive experience as our CEO for many years, as well as his experience and professional skills in electronics and business, enable him to serve on Zoom’s Board of Directors.

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

Jonathan Seelig joined as a Director of Zoom in May 2019. Mr. Seelig is Co-founder and CEO of Tectonic Network, a startup cloud infrastructure company. While a student at MIT, he co-founded Akamai (NASDAQ: AKAM), the world’s first and largest Content Delivery Network. He was formerly Managing Director at Globespan Capital Partners and Chairman of the board at Zipcar. Mr. Seelig has been a board member of over a dozen companies and an investor in many more. His extensive experience in networking, cloud infrastructure, business, and finance enable him to serve on our Board of Directors.

Board of Directors' Meetings, Structure and Committees

The Board of Directors held five (5) meetings during the year ending December 31, 2019. Each director attended at least 75% of the meetings of the Board of Directors and each Committee on which he served. All of Zoom's directors are encouraged to attend Zoom's Annual Meeting of stockholders. There was one director in attendance at the 2019 Annual Meeting.

Standing committees of the Board include an Audit Committee, a Compensation Committee and a Nominating Committee. As of December 31, 2018, Messrs. Donovan, Frank, and Sykes with Mr. Frank presiding as Chairman. Messrs. Donovan, Frank, and Kramer served as members of the Compensation Committee with Mr. Kramer presiding as Chairman. Messrs. Donovan, Hitchcock, and Kramer served as the members of the Nominating Committee with Mr. Donovan presiding as Chairman.

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

Structure of the Board of Directors. Mr. Hitchcock serves as the Executive Chairman of the Board of Directors. The Board of Directors has not designated a lead independent director.

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

Our Other Executive Officers

The names and biographical information of our current executive officers are set forth below:

Name	Age	Position with Zoom
Jeremy Hitchcock	38	Executive Chairman of the Board of Directors
Joseph L. Wytanis	60	President and Chief Executive Officer
Jacquelyn Barry Hamilton	58	Chief Financial Officer
John Lauten	54	Senior Vice President of Operations
Alla Berina	58	Vice President of Sales
Phil Stanhope	56	Chief Technology Officer and Vice President of Engineering

Jeremy Hitchcock is a technology entrepreneur and executive who joined Zoom’s Board of Directors in May 2019. On January 16, 2020, the Board appointed Mr. Hitchcock as Chairman of the Board, to be effective as of February 1, 2020. On April 14, 2020, the Board appointed Mr. Hitchcock as Executive Chairman of the Board. Mr. Hitchcock serves as CEO of Minim, Inc., a fast growing IoT networking and security company. Previously Mr. Hitchcock founded Dyn when he was a student at Worcester Polytechnic Institute in 2001. Dyn is an Internet infrastructure company connecting people, content, and commerce. The company grew to 500 people and raised $100 million of growth capital, and was acquired by Oracle in 2017. Mr. Hitchcock’s extensive experience in networking, security, and business enable him to serve on our Board of Directors.

Joseph L. Wytanis was appointed Chief Executive Officer of the Company in February 2020. He joined Zoom in October 2018 as President and Chief Operating Officer. He is a high technology senior level executive with extensive experience in consumer electronic and communication companies. Prior to joining Zoom, he served as Senior Practice Engagement Partner at Infosys Limited from March 2018, where he provided engineering services consulting to cable, mobile and satellite service operators and has also served as a Principal at High Tech Associates, LLC from August 2011 through October 2018, where he provided consulting services relating to vision, strategy, business development and marketing. Mr. Wytanis served as Executive Vice President and Chief Operating Officer at SMC Networks, Inc. from January 2012 through August 2014, where he successfully led the introduction of a complete line of cable home networking products and smart home IoT products. He previously served as a Vice President and General Manager at Scientific-Atlanta/Cisco System, Inc. from 2000 through 2011, where he grew the Cable Home Networking Business Unit from a start-up to a profitable business, and prior to that held marketing, business and strategy positions with Panasonic, BellSouth, NCR/AT&T, Northern Telecom and the Associated Press. Mr. Wytanis earned a BS in Business Administration/Marketing from Rowan University and an MBA from the University of Georgia, Terry College of Business.

Jacquelyn Barry Hamilton was appointed Chief Financial Officer of Zoom in February 2020 following her initial role with the Company as consultant and Acting Chief Financial Officer. Prior to joining Zoom, she served as Chief Financial Officer of Modo Labs, a mobile application development company, from February 2019 through December 2019. Ms. Barry Hamilton served as Chief Financial Officer of Netcracker Technology, a subsidiary of NEC Corporation that delivers a software platform together with professional integration services and managed services to telecommunications and cable companies globally, from June 2015 through September 2018 and as Chief Financial Officer of Intronis, a company that provides cloud-based data protection and recovery, from March 2012 through June 2015. Ms. Barry Hamilton also served as Vice President Finance & Operations of Monster Worldwide, a global public company providing a SaaS platform to match jobseekers with employers, from 2008 through 2012, and as Chief Financial Officer of the Global Technology Division of Monster Worldwide from 2004 through 2008. Ms. Barry Hamilton served as Senior Vice President of the Integrated Services Group of Level(3) Communications from March 2002 through May 2003. Ms. Barry Hamilton served as Senior Vice President and Chief Financial Officer at Corporate Software, a global reseller of software and related technologies from September 1998 through March 2002 and held positions of financial responsibility developing its finance, analytics and strategy functions between September 1990 through September 1998. Ms. Barry Hamilton earned a BA in Finance from Simmons College and an MS in Finance from the Carroll School of Management at Boston College.

John Lauten was appointed Senior Vice President of Operations of the Company in November 2019. Mr. Lauten is a high technology, senior level operations executive with extensive experience working for consumer electronics and communications companies offering products and/or services worldwide. His areas of expertise include supply chain management, operations, and strategy. Mr. Lauten held senior level positions with various high-tech companies including Nortel, Scientific-Atlanta, Cisco Systems, Fox Factory, and Skully Technologies. At Scientific-Atlanta/Cisco he was Global Head of Customer Operations and Supply Chain Management. Under his leadership, Mr. Lauten optimized the supply chain and customer support organizations to create operational efficiencies and a better customer experience. Most recently, Mr. Lauten managed the turnaround of a wearable technology company called Skully Technologies as Chief Operating Officer. Mr. Lauten earned a BBA in Business Administration from Texas Christian University and an MBA from the University of Texas at Austin, The Red McCombs School of Business.

Alla Berina was appointed Vice President of Sales in August 2019. Ms. Berina a results-oriented technology sales and engineering executive. Alla’s past achievements include leading a sales team that delivered over $100M in annual revenue when she was VP of Sales for US Cable Northeast with Arris. Throughout her career Alla held a number of sales and engineering leadership positions with companies that included ADC Broadband, Bigband, Nortel/Baynetworks/Wellfleet, and GE. She earned a MSEE degree from Northeastern University and a BSEE from Rutgers University.

Phil Stanhope was appointed Chief Technology Officer and Vice President of Engineering in May 2019. Mr. Stanhope was the VP of Technology Strategy for Oracle Cloud Infrastructure (OCI). In this role he led the acquisition of a cloud security company and the subsequent launch of OCI’s first hosted security service. Phil was the CTO of Dyn when it was acquired by Oracle in 2016. Phil’s expertise includes engineering, infrastructure, architecture, security, analytics, operations, and emerging technologies. Phil is a known thought leader in the industry, having served on numerous advisory boards and technology adoption programs for over 30 years and has been a speaker at numerous internet and security conferences. He earned a BS degree in Computer & Information Science from the University of Massachusetts.

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

Delinquent Section 16(a) Reports

Ownership of and transactions in our Common Stock by our executive officers and directors and owners of 10% or more of our outstanding Common Stock are required to be reported to the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on a review of the forms filed electronically with the SEC and the written representations received from the directors and executive officers, the Company believes that all reports required to be filed during fiscal year 2019 were filed on a timely basis except as follows: Phil Stanhope, our Chief Technology Officer and Vice President of Engineering, untimely filed a Form 3 upon becoming an officer of the Company and a Form 4 relating to a grant of 90,000 stock options on June 21, 2019 pursuant to the 2009 Stock Option Plan; Joseph Wytanis, then our President and Chief Operating Officer and currently our President and Chief Executive Officer, untimely filed a Form 4 relating to the purchase of 90,910 shares of Common Stock relating to a May 2019 private placement of our Common Stock; Jeremy Hitchcock, then a Director and currently our Executive Chairman of the Board, untimely filed two Forms 4 relating to a grant of 30,000 stock options on May 30, 2019 and 7,500 stock options on July 10, 2019, each as part of his compensation as a member of the Board of Directors, and a Form 4 relating to a purchase of 7,680 shares of Common Stock on December 19, 2019; Peter Kramer, Director, untimely filed a Form 4 relating to the purchase of 90,910 shares of Common Stock relating to a May 2019 private placement of our Common Stock; Frank Manning, then our Chairman of the Board and Chief Executive Officer and currently a Director, untimely filed a Form 4 relating to the purchase of 313,634 shares of Common Stock relating to a May 2019 private placement of our Common Stock; and Johnathan Seelig, Director, untimely filed a Form 3 upon becoming a Director of the Company and two Forms 4 relating to a grant of 30,000 stock options on May 30, 2019 and 7,500 stock options on July 10, 2019, each as part of his compensation as a member of the Board of Directors.

ITEM 11 - EXECUTIVE AND DIRECTORS’ COMPENSATION

EXECUTIVE COMPENSATION

Summary Compensation Table

The following Summary Compensation Table sets forth the total compensation paid or accrued for the fiscal years ended December 31, 2019 and December 31, 2018 for our principal executive officer and our other two most highly compensated executive officers. We refer to these officers as our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus (1) ($)	Option Awards (2) ($)	All Other Compensation (3) ($)	Total ($)
Frank B. Manning, retired Chairman of the Board, Chief Executive Officer and President	2019	$134,244	--	$67,463	$350	$202,057
	2018	$129,272	--	$45,500	$536	$175,308
Deena Randall(4), former Vice President of Operations	2019	$137,492	$10,000	--	$350	$147,842
	2018	$128,336	--	$40,950	$536	$169,822
Joseph L. Wytanis, then President and Chief Operating Officer and currently President and Chief Executive Officer	2019	$207,708	$60,000	--	$107,538	$375,246
	2018	$26,923	$30,000	$76,273	--	$133,196

(1)
The amounts in this column represent bonus payments granted in the applicable fiscal year.

(2)
The amounts included in the “Option Awards” column reflect the aggregate grant date fair value of option awards in accordance with FASB ASC Topic 718, pursuant to the 2009 Stock Option Plan and 2019 Stock Option Plan. Assumptions used in the calculations of these amounts are included in Note 7 to our Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. These options are incentive stock options issued under the 2009 Stock Option Plan or 2019 Stock Option Plan and represent the right to purchase shares of Common Stock at a fixed price per share (the grant date fair market value of the shares of Common Stock underlying the options).

 (3)
The amounts included in the “All Other Compensation” column for 2019 consists of: (a) Zoom’s contribution to a 401(k) plan of $350 for each named executive officer, and (b) taxable housing allowance to Mr. Wytanis of $107,188; and for 2018 consists of: (a) life insurance premiums paid by Zoom to the named executive officer: Mr. Manning $186 and Ms. Randall $186; and (b) Zoom’s contribution to a 401(k) plan of $350 for each named executive officer.

  (4)
Ms. Randall retired from the Company effective as of October 1, 2019.

Outstanding Equity Interests

The following table sets forth information concerning outstanding stock options as of December 31, 2019 for each named executive officer.

Outstanding Equity Awards at 2019 Fiscal Year-End

		Number of Securities Underlying Unexercised Options
Name	Grant Date	Exercisable Options	Unexercisable Options	Option Exercise Price	Option Expiration Date
Frank B. Manning(1)	04/30/2015	75,000	--	$0.25	04/30/2020
	08/09/2018	25,000	25,000	$2.09	08/09/2021
	09/03/2019	--	200,000	$0.81	09/03/2022
Deena Randall	08/09/2018	22,500	22,500	$2.09	08/09/2021
Joseph Wytanis	10/29/2018	50,000	50,000	$1.66	08/09/2021

(1)
Upon his retirement on February 1, 2020, all of the options held by Mr. Manning became fully vested.

Employment, Termination and Change of Control Agreements

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

Potential Termination and Change-in Control Payments

As of December 31, 2019, in the event a named executive officer is terminated by Zoom for any reason other than cause or a change-in-control or liquidation of Zoom, the named executive officer would receive the following cash payments: Mr. Frank $50,963 and Mr. Wytanis $50,000. These amounts represent the greater of three months’ salary or the number of weeks of base salary equal to the number of years employed by Zoom divided by two. In the event of termination as a result of a change-in-control or liquidation, the named executive officers would receive the following cash payments: Mr. Frank Manning $64,636 and Mr. Wytanis $100,000. These amounts represent six months’ base salary. In the event of either termination of employment, all options held by the named executive officers that were issued on or after September 22, 2009 would become immediately vested. Ms. Randall, who retired effective October 1, 2019, was not then eligible for any such payment.

Director Compensation

The following table sets forth information concerning the compensation of our Directors who are not named executive officers for the fiscal year ended December 31, 2019.

Name	Fees Earned or Paid in Cash	Option Awards (1)(2)(3)(4)(5)	All Other Compensation	Total
Joseph J. Donovan	$2,000	$9,801	−	$11,801
Derek Elder	−	$5,841	−	$5,841
Philip Frank	$2,000	$9,801	−	$11,801
Jeremy Hitchcock	$1,250	$18,522	−	$19,772
Peter R. Kramer	$2,000	$9,801	−	$11,801
Jonathan Seelig	$1,250	$18,522	−	$19,772
Peter Sykes	$2,000	$9,801	−	$11,801

(1)
The amounts included in the “Option Awards” column reflect the aggregate grant date fair value of option awards in accordance with FASB ASC Topic 718, pursuant to the 2009 Directors Stock Option Plan and 2019 Directors Stock Option Plan. Assumptions used in the calculations of these amounts are included in Note 7 to our Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. These options are non-qualified stock options issued under the 2009 Directors Stock Option Plan or 2019 Directors Stock Option Plan and represent the right to purchase shares of Common Stock at a fixed price per share (the grant date fair market value of the shares of Common Stock underlying the options).

(2)
As of December 31, 2019, each non-employee Director holds the following aggregate number of shares under outstanding stock options:

Name	Number of Shares Underlying Outstanding Stock Options
Joseph J. Donovan	75,000
Derek Elder(4)	--
Philip Frank	75,000
Jeremy Hitchcock	37,500
Peter Kramer	75,000
Jonathan Seelig	37,500
Peter Sykes	45,000

(3)
As of December 31, 2019, the number of shares underlying stock options granted to each non-employee Director in 2019 and the grant date fair market value of such stock options is:

Name	Grant Date	Number of Shares underlying Stock Options Grants in 2019	Grant Date Fair Value of Stock Option Grants in 2019
Joseph J. Donovan	01/10/2019	7,500	$5,841
	07/10/2019	7,500	$3,960
Derek Elder(4)	01/10/2019	7,500	$5,841
Philip Frank	01/10/2019	7,500	$5,841
	07/10/2019	7,500	$3,960
Jeremy Hitchcock(5)	05/30/2019	30,000	$14,562
	07/10/2019	7,500	$3,960
Peter Kramer	01/10/2019	7,500	$5,841
	07/10/2019	7,500	$3,960
Jonathan Seelig(5)	05/30/2019	30,000	$14,562
	07/10/2019	7,500	$3,960
Peter Sykes	01/10/2019	7,500	$5,841
	07/10/2019	7,500	$3,960

(4)
On January 25, 2019, Derek Elder resigned from the Board of Directors.
(5)
The Company closed on a $5 million private placement and issued an aggregate of 4,545,455 shares on May 3, 2019 and Mr. Hitchcock and Mr. Seelig joined the Board; upon joining the Board, Mr. Hitchcock and Mr. Seelig each received a grant of 30,000 stock options.

Each non-employee Director of Zoom receives a fee of $500 per quarter plus a fee of $500 for each meeting at which the Director is personally present. Travel and lodging expenses are also reimbursed.

Each non-employee Director of Zoom may be granted stock options under Zoom's 2009 Directors Stock Option Plan, as amended (the "Directors Plan") or the 2019 Director Stock Option Plan. The 2009 Directors Plan expired and was replaced with the 2019 Director Stock Option Plan approved at the Company Annual Meeting in July, 2019. The exercise price for the options granted under either of the Directors Plan is the fair market value of the Common Stock on the date the option is granted.

Option Exercises

Joseph Donovan and Peter Kramer each exercised options to purchase a total of 15,000 shares of Common Stock during the fiscal year ended December 31, 2019.

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

Equity Compensation Plan Information

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

(1)
Includes the 2009 Stock Option Plan and the 2009 Directors Stock Option Plan. These plans were approved by the stockholders at the 2010 annual meeting.  At the 2013 annual meeting, stockholders approved an increase to the total number of shares available for issuance for the 2009 Stock Option Plan. The new number of shares is 5,500,000. At the 2013 annual meeting, stockholders approved an increase to the total number of shares available for issuance for the 2009 Directors Stock Option Plan. The new number of shares is 700,000. The purposes of the 2009 Stock Option Plan are to attract and retain employees and provide an incentive for them to assist us in achieving our long-range performance goals, and to enable such employees to participate in our long-term growth.  The purposes of the 2009 Directors Stock Option Plan are to attract and retain non-employee directors and to enable such directors to participate in our long-term growth.  The 2009 Stock Option Plan and the 2009 Directors Stock Option Plan are administered by the Compensation Committee of the Board of Directors. All stock options granted under the 2009 Stock Option Plan and the 2009 Directors Stock Option Plan have been granted with an exercise price equal to at least the fair market value of the Common Stock on the date of grant.
(2)
Includes the 2019 Stock Option Plan with a total number of shares available for issuance of 4,000,000 and the 2019 Directors Stock Option Plan with a total number of shares available for issuance of 1,000,000. These plans were approved by the stockholders at the 2019 annual meeting.   The purpose of the 2019 Stock Option Plan is to attract and retain employees and provide an incentive for them to assist us in achieving our long-range performance goals, and to enable such employees to participate in our long-term growth.  The purpose of the 2019 Directors Stock Option Plan is to attract and retain non-employee directors and to enable such directors to participate in our long-term growth.  The 2019 Stock Option Plan and the 2019 Directors Stock Option Plan are administered by the Compensation Committee of the Board of Directors. All stock options granted under the 2019 Stock Option Plan and the 2019 Directors Stock Option Plan have been granted with an exercise price equal to at least the fair market value of the Common Stock on the date of grant.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of Zoom's Common Stock as of March 31, 2020 by (i) each person who is known by Zoom to own beneficially more than five percent (5%) of Zoom's outstanding Common Stock, (ii) each of Zoom's Directors and named executive officers, as listed below in the Summary Compensation Table under the heading "Executive Compensation", and (iii) all of Zoom's current Directors and executive officers as a group.

On March 31, 2020 there were 21,276,762 issued and outstanding shares of Zoom Telephonics, Inc. Common Stock. Unless otherwise noted, each person identified below possesses sole voting and investment power with respect to the shares listed. The information contained in this table is based upon information received from or on behalf of the named individuals or from publicly available information and filings by or on behalf of those persons with the SEC.

Name (1)	Number of Shares Beneficially Owned	% of Common Stock

Manchester Management Company LLC(2) 3 West Hill Place Boston, MA 02114	4,285,717	20.1%

Zulu Holdings LLC(3) 848 Elm Street, 2nd Floor Manchester, NH 03101	3,727,273	17.5%

Joseph J. Donovan(4)	151,000	*

Philip Frank(5)	82,500	*

Jeremy Hitchcock(6)	3,779,953	17.8%

Peter R. Kramer(7)	495,839	2.3%

Frank B. Manning(8)	2,070,773	9.7%

Jonathan Seelig(9)	45,000	*

Peter Sykes((10)	166,214	*

Joseph L. Wytanis(11)	165,910	*

All current directors and Executive
Officers as a group (8 persons) (12)	6,957,189	32.7%

*Less than one percent of shares outstanding.

(1)
Unless otherwise noted: (i) each person identified possesses sole voting and investment power over the shares listed; and (ii) the address of each person identified is c/o Zoom Telephonics, Inc., 225 Franklin Street, Boston, Massachusetts 02110.
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
(3)
Information is based on a Schedule 13D/A filed as of April 17, 2020, by Jeremy Hitchcock, Elizabeth Cash Hitchcock, Orbit Group LLC (“Orbit”), Hitchcock Capital Partners, LLC (“HCP”) and Zulu Holdings LLC (“Zulu”). The 3,727,273 shares are held of record by Zulu. HCP may be deemed the beneficial owner of the shares as a beneficial owner of the Common Stock held by Zulu through its ownership of Zulu. As the manager of Zulu, Orbit may be deemed the beneficial owner of the Common Stock held by Zulu. As the co-managers of Orbit and HCP, each of Jeremy P. Hitchcock and Elizabeth Cash Hitchcock may be deemed the beneficial owner of the Common Stock held by Zulu.
(4)
Includes 75,000 shares the Mr. Donovan has the right to acquire upon exercise of outstanding stock options exercisable within sixty (60) days after March 31, 2020.
(5)
Includes 82,500 shares that Mr.  Frank has the right to acquire upon exercise of outstanding stock options exercisable within sixty (60) days March 31, 2020.
(6)
Includes 3,727,273 shares that are held of record by Zulu, and 45,000 shares that Mr. Hitchcock, who became a Director in May 2019, has the right to acquire upon exercise of outstanding stock options exercisable within sixty (60) days after March 31, 2020.
(7)
75,000 shares that Mr. Kramer has the right to acquire upon exercise of outstanding stock options exercisable within sixty (60) days after March 31, 2020.
(8)
Includes 50,000 shares that Mr.  Manning has the right to acquire upon exercise of outstanding stock options exercisable within sixty (60) days after March 31, 2020.
(9)
Includes 45,000 shares that Mr. Seelig, who became a Director in May 2019, has the right to acquire upon exercise of outstanding stock options exercisable within sixty (60) days after March 31, 2020.
(10)
Includes 52,500 shares that Mr.  Sykes has the right to acquire upon exercise of outstanding stock options exercisable within sixty (60) days after March 31, 2020.
(11)
Includes 75,000 shares that Mr.  Wytanis has the right to acquire upon exercise of outstanding stock options exercisable within sixty (60) days after March 31, 2020.
(12) Includes an aggregate of 500,000 shares that the current directors and named executive officers listed above have the right to acquire upon exercise of outstanding stock options exercisable within sixty (60) days after March 31, 2020.

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

On May 3, 2019, the Company entered into a Stock Purchase Agreement with certain accredited investors, including Mr. Hitchcock, in a private placement (the “Private Placement”) pursuant to which the Company sold an aggregate of 4,545,455 shares of Common Stock, par value $0.01 per share at a purchase price of $1.10 per share. The gross proceeds to the Company at the closing of the Private Placement were approximately $5.0 million. In connection with the Private Placement, Mr. Hitchcock and Mr. Seelig were appointed as members of the Board of Directors of the Company. In the event that Mr. Hitchcock and/or Mr. Seelig resign or are removed from the Board, Zulu Holdings LLC (“Zulu”) will have the right to designate replacement directors pursuant to the terms of the Stock Purchase Agreement. The board designation rights will terminate upon Zulu ceasing to own at least 8% of the Company’s Common Stock on a fully diluted basis. During the Lock Up Period (as defined in the Stock Purchase Agreement), Zulu shall have the right to participate in any subsequent financing in an amount necessary to maintain Zulu’s pro-rata ownership of the Company (calculated on a fully-diluted basis) on the same terms, conditions and price provided for in any such subsequent financing. In addition, on July 25, 2019, the Company entered into a Master Partnership Agreement with Minim, Inc. (“Minim”), together with a related Statement of Work, License, Collaborative Agreement, Software/Service Availability Agreement and Software/Service Support Level Agreement (collectively, the “Partnership Agreement”). Under the Partnership Agreement, the Company will integrate Minim software and services into certain hardware products distributed by the Company, and Minim will be entitled to certain fees and a portion of revenue received from the end users of such services and software. The Company and Minim entered into an additional Statement of Work on December 31, 2019 providing for further integration of Minim services, with a monthly minimum payment of $5,000 payable by the Company to Minim starting in January 2020 for a period of thirty-six months and a requirement for Minim to purchase at least $90,000 of the Company’s hardware by December 2022. As of April 14, 2020, the Company has made payments of $10,000 on February 21, 2020 and $5,000 on March 12, 2020 to Minim under the Partnership Agreement.

Except as described above, since January 1, 2019, Zoom has not been a participant in any transaction that is reportable under Item 404(d) of Regulation S-K.

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

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Committee Policy on Pre-Approval of Services of Independent Registered Public Accounting Firm

The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year. The Audit Committee may also pre-approve particular services on a case-by-case basis. During our fiscal year ended December 31, 2019, no services were provided to us by Marcum LLP other than in accordance with the pre-approval procedures described herein.

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

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K/A:

(1)
Financial Statements—No financial statements are filed with this Form 10-K/A. The financial statements and notes thereto were included as part of the 10-K filed with the SEC on April 15, 2020.

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
2.1
Separation and Distribution Agreement by and between Zoom Technologies, Inc. and Zoom Telephonics, Inc. (incorporated by reference to annex B of the preliminary proxy statement filed by Zoom Technologies, Inc. on May 13, 2009).*

3.1
Form of Amended and Restated Certificate of Incorporation of Zoom Telephonics, Inc. (incorporated by reference to Exhibit 3.1 to Zoom Telephonics, Inc. Registration Statement on Form 10, filed on September 4, 2009).*

3.2
Certificate of Amendment to Amended and Restated Certificate of Incorporation of Zoom Telephonics, Inc. (incorporated by the reference to Exhibit 3.1 to the Form 8-K filed by the Company on November 18, 2015).*

3.3
Certificate of Amendment to Amended and Restated Certificate of Incorporation of Zoom Telephonics, Inc. (incorporated by the reference to Exhibit 3.1 to the Form 8-K filed by the Company on July 30, 2019).*

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by the Company on November 18, 2015).*
3.5	By-Laws of Zoom Telephonics, Inc. (incorporated by referenced to Exhibit 3.2 to Zoom Telephonics, Inc. Registration Statement on Form 10 filed by the Company on September 4, 2009).*
4.1	Description of Securities.*
10.1**	Zoom Telephonics, Inc. 2009 Stock Option Plan (incorporated by reference to Appendix B to the Definitive Proxy Statement filed by the Company on April 30, 2013).*
10.2**	Zoom Telephonics, Inc. 2009 Directors Stock Option Plan (incorporated by reference to Appendix C to the Definitive Proxy Statement filed by the Company on April 30, 2013).*
10.3**	Zoom Telephonics, Inc. 2019 Stock Option Plan (incorporated by reference to Appendix D to the Definitive Proxy Statement filed by the Company on May 28, 2019).*
10.4**	Zoom Telephonics, Inc. 2019 Directors Stock Option Plan (incorporated by reference to Appendix C to the Definitive Proxy Statement filed by the Company on May 28, 2019).*
10.5**	Zoom Telephonics, Inc. 2009 Directors Stock Option Plan (incorporated by reference to Appendix C to the Definitive Proxy Statement filed by the Company on April 30, 2013).*
10.6
Financing Agreement, dated December 18, 2012, between Zoom Telephonics, Inc. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on December 21, 2012).*

10.7
Intellectual Property Security Agreement, dated December 18, 2012, between Zoom Telephonics, Inc. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company on December 21, 2012).*

10.8
Amendment dated March 25, 2014, effective January 1, 2013 to Financing Agreement, dated December 18, 2012, between Zoom Telephonics, Inc. and Rosehthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on November 3, 2015).*

10.9
Amendment dated October 29, 2015, effective January 1, 2013, to Financing Agreement, dated December 18, 2012, between Zoom Telephonics, Inc. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on November 3, 2015).*

10.10
Amendment dated July 19, 2016 to Financing Agreement, dated December 18, 2012, between Zoom Telephonics, Inc. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on July 25, 2016).*

10.11
Amendment dated September 1, 2016 to Financing Agreement, dated December 18, 2012, between Zoom Telephonics, Inc. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on September 8, 2016).*

10.12†
License Agreement, dated May 13, 2015, between Zoom Telephonics, Inc. and Motorola Mobility LLC (incorporated by reference to Exhibit 10.3 to the Form 10-Q/A filed by the Company on December 6, 2016).*

10.13†
Amendment to License Agreement, dated August 16, 2016, between Zoom Telephonics, Inc. and Motorola Mobility LLC (incorporated by reference to Exhibit 10.4 to the Form 10-Q/A filed by the Company on December 6, 2016).*

10.14†
Amendment to License Agreement, dated August 21, 2017, between Zoom Telephonics, Inc. and Motorola Mobility LLC (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by the Company on November 9, 2017).*

10.15
Amendment dated November 2, 2018 to Financing Agreement, dated December 18, 2012, between Zoom Telephonics, Inc. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1 filed by the Company on June 7, 2019).*

10.16**	Employment Agreement between Zoom Telephonics, Inc. and Joseph Wytanis (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on October 18, 2018).*
10.17
Stock Purchase Agreement, dated as of May 3, 2019, between Zoom Telephonics, Inc. and the Investors listed therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on May 6, 2019).*

10.18**	Employment Agreement between Zoom Telephonics, Inc. and Jacquelyn Barry Hamilton (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on March 9, 2020).*
10.19***+	License Agreement, dated March 27, 2020, between Zoom Telephonics, Inc., MTRLC LLC and Motorola Mobility LLC.

10.20***+	Amendment to License Agreement, dated March 27, 2020, between Zoom Telephonics, Inc. and Motorola Mobility LLC.
21.1	Subsidiaries.*
23.1	Independent Registered Public Accounting Firm’s Consent.*
31.1	CEO Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*
31.2	CFO Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*
31.3***	CEO Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.4***	CFO Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	CEO Section 1350 Certification.*
32.2	CFO Section 1350 Certification.*
32.3***	CEO Section 1350 Certification.
32.4***	CFO Section 1350 Certification.
101.INS***	XBRL Instance Document.
101.SCH***	XBRL Taxonomy Extension Schema Document.
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.
104***	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*
Previously filed with the Original Report.
**
Designates management contract or compensatory plan or arrangement.
***
Filed herewith.
†
Confidential portions of this exhibit have been redacted and filed separately with the SEC pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
+
Portions of this exhibit are redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZOOM TELEPHONICS, INC. (Registrant)

Date: April 29, 2020	By:	/s/ Joseph L. Wytanis
Joseph L. Wytanis, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph L. Wytanis	President and Chief Executive Officer(principal executive officer)	April 29, 2020
Joseph L. Wytanis

/s/ Jacquelyn Barry Hamilton	Chief Financial Officer(principal financial officer and principal accounting officer)	April 29, 2020
Jacquelyn Barry Hamilton

/s/ Jeremy Hitchcock	Executive Chairman of the Board	April 29, 2020
Jeremy Hitchcock

/s/ Philip Frank	Director	April 29, 2020
Philip Frank

/s/ Peter R. Kramer	Director	April 29, 2020
Peter R. Kramer

/s/ Frank B. Manning	Director	April 29, 2020
Frank B. Manning

/s/ Jonathan Seelig	Director	April 29, 2020
Jonathan Seelig

/s/ Peter Sykes	Director	April 29, 2020
Peter Sykes