Form 10-Q
period 2020-03-31
Zoom Telephonics, Inc.
filed 2020-05-15
CIK 1467761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________

FORM 10-Q
 ______________

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Securities registered pursuant to Section 12(b) of the Act:            None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of May 14, 2020, was 21,434,328 shares.

ZOOM TELEPHONICS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS

ZOOM TELEPHONICS, INC.
Condensed Consolidated Balance Sheets

ASSETS	March 31, 2020 (Unaudited)	December 31, 2019
Current assets
Cash and cash equivalents	$27,611	$1,216,893
Restricted cash	550,000	150,000
Accounts receivable, net	5,946,867	4,070,576
Inventories, net	4,178,734	7,440,350
Prepaid expenses and other current assets	237,370	269,738
Total current assets	10,940,582	13,147,557

Other assets	345,000	349,335
Operating lease right-of-use assets, net	77,634	102,716
Equipment, net	281,051	303,099
Total assets	$11,644,267	$13,902,707

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank credit line	$387,298	$––
Accounts payable	2,776,811	5,024,529
Operating lease liabilities	77,634	102,716
Accrued other expenses	2,720,701	2,666,471
Total current liabilities	$5,962,444	$7,793,716

Commitments and contingencies (Note 4)

Stockholders' equity
Common stock: Authorized: 40,000,000 shares at $0.01 par value
Issued and outstanding: 21,276,762 shares at March 31, 2020 and 20,929,928 shares at December 31, 2019	212,767	209,299
Additional paid-in capital	46,817,573	46,496,330
Accumulated deficit	(41,348,517)	(40,596,638)
Total stockholders' equity	5,681,823	6,108,991
Total liabilities and stockholders' equity	$11,644,267	$13,902,707

See accompanying notes to condensed consolidated financial statements.

ZOOM TELEPHONICS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net sales	$11,955,603	$8,010,089
Cost of goods sold	8,860,385	5,591,772
Gross profit	3,095,218	2,418,317

Operating expenses:
Selling expenses	2,354,243	2,447,513
General and administrative expenses	827,939	567,799
Research and development expenses	652,752	482,403
	3,834,934	3,497,715
Operating income (loss)	(739,716)	(1,079,398)

Other income (expense) :
Interest income	314	35
Interest expense	(5,712)	(32,217)
Other, net	(449)	(1,750)
Total other income (expense)	(5,847)	(33,932)

Income (loss) before income taxes	(745,563)	(1,113,330)

Income taxes (benefit)	6,316	7,788

Net income (loss)	$(751,879)	$(1,121,118)

Net income (loss) per share:
Basic and diluted	$(0.04)	$(0.07)

Basic and diluted weighted average common and common equivalent shares	21,080,179	16,137,598

See accompanying notes to condensed consolidated financial statements.

ZOOM TELEPHONICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

For the three months ended March 31, 2020

	Common Stock
	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Total

Balance at December 31, 2019	20,929,928	$209,299	$46,496,330	$(40,596,638)	$6,108,991

Net income (loss)	––	––	––	(751,879)	(751,879)
Stock option exercise	346,834	3,468	194,190	––	197,658
Stock based compensation	––	––	127,053	––	127,053
Balance at March 31, 2020	21,276,762	$212,767	$46,817,573	$(41,348,517)	$5,681,823

For the three months ended March 31, 2019

	Common Stock
	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Total

Balance at December 31, 2018	16,124,681	$161,247	$41,035,936	$(37,320,838)	$3,876,345

Net income (loss)	––	––	––	(1,121,118)	(1,121,118)
Stock option exercise	37,500	375	4,725	––	5,100
Stock based compensation	––	––	175,012	––	175,012
Balance at March 31, 2019	16,162,181	$161,622	$41,215,673	$(38,441,956)	$2,935,339

See accompanying notes to condensed consolidated financial statements.

ZOOM TELEPHONICS, INC.
Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(751,879)	$(1,121,118)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	59,399	78,203
Amortization of right-of-use assets	25,082	120,902
Stock based compensation	127,053	175,012
Provision for (recovery of) accounts receivable allowances	(4,203)	1,943
Provision for inventory reserves	––	23,957
Changes in operating assets and liabilities:
Accounts receivable	(1,872,088)	(430,021)
Inventories	3,261,616	1,421,071
Prepaid expenses and other current assets	32,368	312,542
Operating lease liabilities	(25,082)	(129,831)
Accounts payable and accrued expenses	(2,193,488)	(713,268)
Net cash provided by (used in) operating activities	(1,341,222)	(260,608)

Cash flows from investing activities:
Certification costs incurred and capitalized	(20,000)	(135,000)
Purchases of plant and equipment	(13,016)	––
Net cash provided by (used in) investing activities	(33,016)	(135,000)

Cash flows from financing activities:
Net proceeds from (payments to) bank credit lines	387,298	380,112
Proceeds from stock option exercises	197,658	5,100
Net cash provided by (used in) financing activities	584,956	385,212

Net change in cash	(789,282)	(10,396)

Cash, cash equivalents, and restricted cash- Beginning	1,366,893	125,982

Cash, cash equivalents, and restricted cash- Ending	$577,611	$115,586

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$5,712	$32,217
Income taxes	$6,316	$7,788
Cash is reported on the condensed consolidated statements of cash flow as follows:
Cash and cash equivalents	$27,611	$115,586
Restricted cash	550,000	––
Total Cash	$577,611	$115,586

See accompanying notes to condensed consolidated financial statements.

ZOOM TELEPHONICS, INC.
Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements (the “financial statements”) are unaudited. However, the condensed consolidated balance sheet as of December 31, 2019 was derived from audited financial statements. In the opinion of management, the accompanying financial statements include all necessary adjustments to present fairly the condensed consolidated financial position, results of operations and cash flows of Zoom Telephonics, Inc. (the “Company” or “Zoom”). The adjustments are of a normal, recurring nature.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and contemplates continuity of operations, realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company’s ability to continue as a going concern is contingent upon, among other factors, the Company’s ability to generate sufficient cash flow from operations, decrease operating costs, obtain additional equity or debt financing and comply with the financial and other covenants contained in the Company’s Financing Agreement, as amended, with Rosenthal & Rosenthal, Inc. as described in Note 7. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The financial statements of the Company presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2019 included in the Company's 2019 Annual Report on Form 10-K for the year ended December 31, 2019.

Subsequent Events

Due to requirements of the United States Department of Homeland Security, and resulting from the continued 25% tariff on imports from China, the Company was required to commit to a $250 thousand letter of credit in April 2020.

The Company applied for and received approval for a SBA Paycheck Protection Plan Loan with Primary Bank under the CARES Act. The loan from the US government in the amount of $0.6 million was approved in mid-April and funded in late April 2020.

On May 11, 2020, Joseph L. Wytanis notified the Company of his decision to step down from the positions of President and Chief Executive Officer of the Company. Mr. Wytanis will serve as an advisor to the Company’s Board of Directors. The Company’s Board of Directors has formed a search committee to fill the position.

The Company has evaluated subsequent events from March 31, 2020 through the date of this filing and other than above events, has determined that there are no other such events requiring recognition or disclosure in the financial statements.

Sales Tax

The Company has a state sales tax liability stemming from the Company’s ‘Fulfilled By Amazon’ sales agreement which allows Amazon to warehouse the Company’s inventory throughout a number of states. Sales tax is collected in states where the Company is required to collect and the Company is registered in each of these states. Sales and Use Tax filings are completed and filed and tax remitted back to the states is consistent with the individual state filing requirements. Changes to state sales tax regulations are monitored to stay current with the law. As of March 31, 2020, approximately $51 thousand of the original state sales tax liability remains open. The additional liability of approximately $36 thousand relates to sales tax that has been collected and not yet remitted to the respective states.

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

Other considerations of Topic 606 include the following:

● Warranties - the Company does not offer customers the option to purchase a warranty separately. Therefore, there is not a separate performance obligation. The Company does account for warranties as a cost accrual and the warranties do not include any additional distinct services other than the assurance that the goods comply with agreed-upon specifications. Warranties are variable and under Topic 606 are estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g., upon shipment of goods). The estimates due to warranties are historically not material.

● Returned Goods - analyses of actual returned product are compared to that of the product return estimates and historically have resulted in no material difference between the two. The Company has concluded that the current process of estimating the return reserve represents a fair measure with which to adjust revenue. Returned goods are variable and under Topic 606 are estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g., upon shipment of goods). Under implementation of Topic 606, the Company will monitor pending authorized returns of goods and, if deemed appropriate, record the right of return asset accordingly.

● Price protection - price protection provides that if the Company reduces the price on any products sold to the customer for eventual resale to an end-user, the Company will guarantee an account credit for the price difference for all quantities of that product that the customer still holds. Price protection is variable and under Topic 606 are estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g., upon shipment of goods). The estimates due to price protection are historically not material.

● Volume Rebates and Promotion Programs - volume rebates are variable dependent upon the volume of goods sold-through the Company’s customers to end-users variable and under Topic 606 are estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g., upon shipment of goods). The estimates due to rebates and promotions are historically not material.

Accounts receivable, net:

	March 31, 2020	December 31, 2019
Gross accounts receivable	$6,218,898	$4,346,810
Allowance for doubtful accounts	(272,031)	(276,234)

Total accounts receivable, net	$5,946,867	$4,070,576

Accrued other expenses:

	March 31, 2020	December 31, 2019
Audit, legal, payroll	$242,219	$256,966
Royalty costs	1,275,000	1,125,000
Sales and use tax	86,796	148,836
Sales allowances *	879,916	901,196
Other	236,770	234,473
Total accrued other expenses	$2,720,701	$2,666,471

* A related inventory contract asset stemming from the sales return reserve of $399 thousand and $376 thousand is included within inventories on the accompanying condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019, respectively.

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

Disaggregated revenue by distribution channel for three months ended:

Through :	March 31, 2020	March 31, 2019
Retailers	$10,974,290	$7,227,364
Distributors	597,529	529,391
Other	383,784	253,334
Total	$11,955,603	$8,010,089

Disaggregated revenue by product for three months ended:

	March 31, 2020	March 31, 2019
Cable Modems & gateways	$11,170,010	$7,073,277
Other	785,593	936,812
Total	$11,955,603	$8,010,089

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

Recently Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, "Financial Instruments Credit Losses —Measurement of Credit Losses on Financial Instruments." ASU 2016-13 requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected, which includes the Company’s accounts receivable. This ASU is effective for the Company for reporting periods beginning after December 15, 2022. The Company is currently assessing the potential impact that the adoption of this ASU will have on its condensed consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, which is intended to improve consistent application and simplify the accounting for income taxes. This ASU removes certain exceptions to the general principals in Topic 740 and clarifies and amends existing guidance. This standard is effective for annual reporting periods beginning after December 15, 2020, including interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently assessing the potential impact that the adoption of this ASU and does not expect the adoption of this new standard will have a material impact on its condensed consolidated financial statements.

 (2) Liquidity

The Company’s cash balance on March 31, 2020 was $577.6 thousand of which $550 thousand was restricted. This compares to $1.4 million on December 31, 2019 of which $150 thousand was restricted. On March 31, 2020, the Company had $387.3 thousand outstanding on its $4.0 million bank credit line, working capital of $5.0 million, and a current ratio of 1.8.

The Company closed on a $5 million private placement and issued an aggregate of 4,545,455 shares on May 3, 2019, and in connection with the closing of the offering two designees of an investor in the private placement joined Zoom’s Board of Directors.

The Company’s net losses of $3.3 million in 2019, $74 thousand in 2018, and recent quarterly loss of $752 thousand for the quarter ended March 31, 2020 along with cash used in operations of $1.5 million in 2019 and $1.3 million for the period ended March 31, 2020 have raised management concerns as to the Company’s ability to continue as going concern within one year from the date of filing these financial statements. The Company’s financial statements have been prepared assuming that the Company will continue as a going concern and contemplates continuity of operations, realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company’s ability to continue as a going concern is contingent upon, among other factors, the Company’s ability to generate sufficient cash flow from operations, decrease operating costs, obtain additional equity or debt financing and comply with the financial and other covenants contained in the Company’s Financing Agreement, as amended, with Rosenthal & Rosenthal, Inc. as described in Note 7. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In addition, the assessment of US tariffs and the COVID-19 pandemic has created potential disruptions to the Company’s operations. The 25% US tariffs assessed on products imported from China had a significant impact on cash and net loss for 2019 and the first quarter of 2020. In the first quarter of 2020, these tariffs were $1.5 million and were the primary reason for the Company recording a net loss of $752 thousand for the quarter. These tariffs will continue to have an impact on our financial performance until we have fully transitioned all of our production supply out of China. In late 2019, we made the decision to move our outsourced manufacturing operations from China to Vietnam, primarily to end the exposure to the trade-war imposed tariffs with China. While the COVID-19 pandemic caused delays in the original transition plan, the Company is working actively working with it primary outsourced development partner to establish manufacturing operations in Haiphong, Vietnam. The transition to Vietnam has begun, the Company has reached full production in Vietnam on one of its top models and expects to have all manufacturing of existing models fully transitioned to Vietnam by the end of June 2020. Zoom signed an agreement with Foxconn, one of the leading global outsourced manufacturers to the high-tech industry, to manufacture several of the new models the Company plans to introduce to the market during 2020.

While the COVID-19 pandemic disrupted sales and production for a short period of time during mid-March 2020, the Company worked through the disruption. In mid-March 2020, sales initially decreased in response to a key distributor focusing its distribution logistics on essential healthcare products. The Company’s products, which are instrumental to businesses and consumers establishing remote and home-based offices, have since been designated as essential and are once again being offered and are selling at normal levels and certain models are currently selling above their average run rates before COVID-19 had a global impact on business and the economy. The Company continues to work closely with its manufacturing partners and distributors to ensure that the Company’s products remain consistently available for sale to end-users.

The Company has implemented cost cutting measures to conserve cash, put a hold on all new hiring during 2020, and has given notice that it will not renew the same footprint of its headquarters office lease when it expires in June 2020, retaining just a few offices in the current co-work space office suite for research and testing purposes. During the COVID-19 pandemic, the Company’s work force continues to work remotely, and is continuing operations. We have negotiated extended and improved payment terms through the end of June 2020 with our primary outsourced manufacturing partner.

On April 13, 2020, the Company entered into a sixth amendment to the Financing Agreement with Rosenthal & Rosenthal, Inc. This amendment increased the size of the Company’s revolving credit line to $4.0 million effective on the date of this amendment. The Company’s credit line has a maturity date of November 2020, and automatically renews from year to year unless cancelled under the terms of Financing Agreement, as amended.

The Company entered into an extension of its networking product license agreement with Motorola through 2025 and also entered into a new license agreement with Motorola to sell consumer grade home security and monitoring products and to provide related services. The Company continues to develop new products and expects to introduce several new models to the market during 2020 and 2021.

The Company’s ability to maintain adequate levels of liquidity depends in part on its ability to sell inventory on hand, to continue to manufacture and import more inventory to meet existing demand, and to collect related receivables. The Company continues to execute its plan to move the manufacture of its products to outside of China by the end of June 2020. The Company also continues to work with its distribution partners in North America to deliver inventory to its customers. The current environment is difficult, particularly due to the COVID-19 pandemic, and the outcome of these matters cannot be predicted with any certainty at this time and raises challenges to the Company’s ability to continue as a going concern. There can be no assurance that the Company’s ongoing efforts will continue to be successful.

(3) Inventories

Inventories consist of :	March 31, 2020	December 31, 2019
Materials	$897,973	$911,054
Work in process	77,255	10,284
Finished goods	3,203,506	6,519,012
Total	$4,178,734	$7,440,350

Finished goods includes consigned inventory of approximately $848 thousand at March 31, 2020 and approximately $1.8 million at December 31, 2019. The Company reviews inventory for obsolete and slow-moving products each quarter and makes provisions based on its estimate of the probability that the material will not be consumed or that it will be sold below cost. The provision for inventory reserves was negligible for both three months ended March 31, 2020 and 2019, respectively.

(4) Commitments and Contingencies

(a) Contingencies

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

On January 23, 2020, William Schulze filed a complaint, and subsequently filed an amended complaint on April 3, 2020 (collectively the “Schulze Complaint”) as lead plaintiff on behalf of purchasers of Zoom modems in a putative class action lawsuit against Zoom in the U.S. District Court for the District of Massachusetts. The Schulze Complaint alleges that Zoom modems were sold as new despite containing refurbished parts. The Company is preparing to file its answer to the Schulze Complaint and intends to vigorously defend itself against these claims.

The Company does not have any other pending or outstanding material legal proceedings beyond that referenced above.

(b) Commitments

In May 2015, Zoom entered into a License Agreement with Motorola Mobility LLC (the “License Agreement”). The License Agreement provides Zoom with an exclusive license to use certain trademarks owned by Motorola Trademark Holdings, LLC. for the manufacture, sale and marketing of consumer cable modem products in the United States and Canada through certain authorized sales channels.

In August 2016, Zoom entered into an amendment to the License Agreement with Motorola Mobility LLC (the “2016 Amendment”). The 2016 Amendment expands Zoom’s exclusive license to use the Motorola trademark to a wide range of authorized channels worldwide, and expands the license from cable modems and gateways to also include consumer routers, WiFi range extenders, home powerline network adapters, and access points.

In August 2017, Zoom entered into an amendment to the License Agreement with Motorola Mobility LLC (the “2017 Amendment”). The 2017 Amendment expands Zoom’s exclusive license to use the Motorola trademark to a wide range of authorized channels worldwide, and expands the license from cable modems, gateways, consumer routers, WiFi range extenders, home powerline network adapters, and access points to also include MoCa adapters, and cellular sensors. The License Agreement, as amended, has a five-year term beginning January 1, 2016 through December 31, 2020 and increased the minimum royalty payments as outlined below.

In March 2020, Zoom entered into an amendment to the License Agreement with Motorola Mobility LLC. The 2020 Amendment expands Zoom’s exclusive license to use the Motorola trademark to a wide range of authorized channels worldwide, including Service Provider Channels. The License Agreement, as amended, has a ten-year term beginning January 1, 2016 through December 31, 2025 and modified the minimum royalty payments as outlined below.

In connection with the License Agreement, the Company has committed to reserve a certain percentage of wholesale prices for use in advertising, merchandising and promotion of the related products. Additionally, the Company is required to make quarterly royalty payments equal to a certain percentage of the preceding quarter’s net sales with minimum annual royalty payments as follows:

Year ending December 31,

2020	$5,100,000
2021	$4,300,000
2022	$4,300,000
2023	$4,300,000
2024	$4,300,000
2025	$4,300,000

Due to requirements of the United States Department of Homeland Security, and resulting from the continued 25% tariff on imports from China, the Company was required to commit to a $150 thousand letter of credit in July 2019, a $400 thousand letter of credit in January 2020, and a $250 thousand letter of credit in April 2020, to secure a bond on the import of these products. These funds will be reported as restricted cash, consistent with accounting reporting guidance.

(5) Lease Obligations

In June 2016, the Company signed a three-year sub-lease agreement for 11,480 square feet on the 28th floor of 99 High Street, Boston, MA 02110. The lease for this facility expired on June 30, 2019. The Company signed a twelve-month lease agreement for offices at 225 Franklin Street, Boston, MA and completed the move to this location on June 28, 2019. The lease has an automatic renewal option provision and renews unless cancelled under the terms of the agreement. The lease for these offices expires on June 30, 2020. The Company has elected to apply the short-term lease exception under ASC 842 which does not require the recognition of an operating lease liability or right-of-use asset on the condensed consolidated balance sheet in relation to the lease at 225 Franklin Street. Rent expense was $127.2 for the first quarter of 2020 and $109.2 thousand for the first quarter of 2019.

The Company performs most of the final assembly, testing, packaging, warehousing and distribution at a production and warehouse facility in Tijuana, Mexico. In November 2014, the Company signed a one-year lease with five one-year renewal options thereafter for an 11,390 square foot facility in Tijuana, Mexico. In September 2015, Zoom extended the term of the lease from December 1, 2015 through November 30, 2018. In September 2015, Zoom also signed a new lease for additional space in the adjacent building, which doubled its capacity. The term of this lease was from March 1, 2016 through November 30, 2018. The Company currently has signed a lease extension to stay in the existing facilities through at least November 30, 2020. Rent expense was $26.6 thousand for both the first quarter of 2020 and the first quarter of 2019.

The Company also has a lease for approximately 1,550 square feet in Boston, MA that expired on October 31, 2019 and has been renewed for an additional 12 -month period starting November 1, 2019. The Company has another one-year lease signed in December 2019 for approximately 1,500 square feet in Boston. The Company has elected to apply the short-term lease exception for both of these leases under ASC 842 which does not require the recognition of an operating lease liability or right-of-use asset on the condensed consolidated balance sheet in relation to this lease. Rent expense for these leases was approximately $35.7 thousand for the first quarter of 2020 and $18.0 thousand for the first quarter of 2019.

 At inception of a lease the Company determines whether that lease meets the classification criteria of a finance or operating lease. Some of the Company’s lease arrangements contain lease components (e.g., minimum rent payments) and non-lease components (e.g., maintenance, labor charges, etc.). The Company generally accounts for each component separately based on the estimated standalone price of each component.

 As of March 31, 2020, the Company's estimated future minimum committed rental payments, excluding executory costs, under the operating leases described above to their expiration or the earliest possible termination date, whichever is sooner, were $452 thousand for 2020. There are no future minimum committed rental payments that extend beyond 2020.

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

The following table presents information about the amount and timing of the Company’s operating leases as of March 31, 2020.

March 31, 2020
Maturity of Lease Liabilities	Lease Payments
2020 (remaining)	$79,670
Less: Imputed interest	(2,036)
Present value of operating lease liabilities	$77,634

Balance Sheet Classification
Operating lease liabilities	$77,634

Other Information
Weighted-average remaining lease term for operating leases	0.75
Weighted-average discount rate for operating leases	10.0%

Cash Flows

Upon adoption of the new lease standard, the Company recorded a lease liability in the amount of $420,899, right-of-use assets of $395,565, and reclassified deferred rent of $25,334 as a reduction of the right-of-use assets. During the three months-ended March 31, 2020, the operating lease liability was reduced by $25,082 and we recorded amortization of our right-of-use assets of $25,082.

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Three Months Ended March 31,
	2020	2019
Operating cash flow information:
Amounts included in measurement of lease liabilities	$26,557	$135,617
Non-cash activities:
Right-of-use assets obtained in exchange for lease obligations	$0	$395,565

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

Relatively few companies account for a substantial portion of the Company’s revenues. In the first quarter of 2020, two companies accounted for 10% or greater individually and 86% in the aggregate of the Company’s total net sales. At March 31, 2020, two companies with an accounts receivable balance of 10% or greater individually accounted for a combined 73% of the Company’s accounts receivable. In the first quarter of 2019, two companies accounted for 10% or greater individually and 81% in the aggregate of the Company’s total net sales. At March 31, 2019, three companies with an accounts receivable balance of 10% or greater individually accounted for a combined 67% of the Company’s accounts receivable.

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

The Company depends on many third-party suppliers for key components contained in its product offerings. For some of these components, the Company may only use a single source supplier, in part due to the lack of alternative sources of supply. During the first quarter of 2020, the Company had two suppliers that provided 99% of the Company's purchased inventory. During the first quarter of 2019, the Company had one supplier that provided 99% of the Company's purchased inventory.

(7) Credit Lines

On December 18, 2012, the Company entered into a Financing Agreement with Rosenthal & Rosenthal, Inc. (the “Financing Agreement”). The Financing Agreement provided for up to $1.75 million of revolving credit, subject to a borrowing base formula and other terms and conditions as specified in the Financing Agreement. The Financing Agreement continued until November 30, 2014 and automatically renews from year to year thereafter, unless sooner terminated by either party as specified in the Financing Agreement. The Lender has the right to terminate the Financing Agreement at any time by giving the Company 60 days’ prior written notice. Borrowings are secured by all of the Company assets including intellectual property. The Financing Agreement contained several covenants, including a requirement that the Company maintain tangible net worth of not less than $2.5 million and working capital of not less than $2.5 million.

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

On April 13, 2020, the Company entered into a sixth amendment to the Financing Agreement. The Amendment increased the size of the revolving credit line to $4.0 million effective with the date of this amendment.

The Company is required to calculate its covenant compliance on a quarterly basis and as of March 31, 2020, the Company was in compliance with both its working capital and tangible net worth covenants. At March 31, 2020, the Company’s tangible net worth was approximately $5.3 million, while the Company’s working capital was approximately $5.0 million. Loan availability is based on certain eligible receivables. Loan availability is based on eligible receivables less offsets, if any. Approximately $2.6 million was available on this credit line as of March 31, 2020, consisting of $3 million as 75% of eligible receivables, which is limited to the $3 million loan limit, less an offset of $51 thousand for state tax liabilities and further reduced by the $387 thousand outstanding bank debt balance as of March 31, 2020. The sales tax offset will be reduced as the sales tax liability is paid down.

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

Basic and diluted loss per common share for the three-month period ended March 31, 2020 was $0.04, and diluted loss per common share excludes the effects of 394,846 common share equivalents, since such inclusion would be anti-dilutive. Basic and diluted loss per common share for the three-month period ended March 31, 2019 was $0.07, and diluted loss per common share excludes the effects of 496,028 common share equivalents, since such inclusion would be anti-dilutive. The common share equivalents consist of common shares issuable upon exercise of outstanding stock options.

(9) Related Party Disclosures

On July 25, 2019, the Company entered into a Master Partnership Agreement with Minim Inc. (“Minim”), together with a related Statement of Work, License, Collaborative Agreement, Software/Service Availability Agreement and Software/Service Support Level Agreement (collectively, the “Partnership Agreement”).  Under the Partnership Agreement, the Company will integrate Minim software and services into certain hardware products distributed by the Company, and Minim will be entitled to certain fees and a portion of revenue received from the end users of such services and software.  The Company and Minim entered into an additional Statement of Work on December 31, 2019 providing for further integration of Minim services, with a monthly minimum payment of $5,000 payable by the Company to Minim starting in January 2020 for a period of thirty-six months and a requirement for Minim to purchase at least $90,000 of the Company’s hardware by December 2022. As of March 31, 2020, the Company has made payments of $10,000 on February 21, 2020, and $5,000 on March 12, 2020 to Minim under the Partnership Agreement.

Jeremy Hitchcock, who serves as Executive Chairman of the Company’s Board of Directors, is the co-founder, Chief Executive Officer and a stockholder of Minim.  During the fiscal year ended December 31, 2019, no payments were made by either the Company or Minim under the Partnership Agreement other than nominal payments, and no services were provided or expenses incurred in connection with the Partnership Agreement.  As of December 31, 2019, no amounts were due from or to the Company under the Partnership Agreement.

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

In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "could," "would," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential" and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in our future financial results include those discussed in the risk factors set forth or discussed in Item 1A of Part II of this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on April 15, 2020 and in our other filings with the Securities and Exchange Commission. Readers should also be cautioned that results of any reported period are often not indicative of results for any future period.

Overview

We derive our net sales primarily from sales of Internet access and other communications-related products including cable modems and modem/routers, Digital Subscriber Line (“DSL”) modems and modem/routers, routers and other local area network products, and dial-up modems through retailers, distributors, and other customers. We sell our products through a direct sales force and through independent sales agents. Most of our employees are located at our headquarters in Boston, Massachusetts. We are experienced in electronics hardware, firmware, and software design and test, regulatory certifications, product documentation, and packaging; and we use that experience in developing each product in-house or in partnership with suppliers who are typically based in Asia. Electronic assembly and testing of our products in accordance with our specifications is typically done in Asia, and we do further testing, warehousing, and shipping in our Tijuana facility.

The Company has been headquartered in Boston, Massachusetts since its founding in 1977. Our current headquarters is at 225 Franklin Street, Boston, MA 02110. The Company entered into a twelve-month lease agreement for offices at 225 Franklin Street, Boston, MA and completed the move to this location on June 28, 2019. The lease will expire on June 30, 2020. We also lease a test/warehouse/ship facility in Tijuana, Mexico. In November 2014, we entered into a one-year lease with five one-year renewal options thereafter for an 11,390 square foot facility in Tijuana, Mexico. In September 2015, we extended the term of the Tijuana lease from December 1, 2015 through November 30, 2018. In September 2015, we also signed a new lease for additional space in the adjacent building, which doubled the existing capacity of our Tijuana facility. The term of the lease was from March 1, 2016 through November 30, 2018. The Company currently has signed a lease extension to stay in the existing facilities through at least November 30, 2020.

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

As of March 31, 2020, Zoom had 38 full-time and part-time employees. Twelve employees were engaged in research and development and quality control. Six employees were involved in operations, which manages production, inventory, purchasing, warehousing, freight, invoicing, shipping, collections, and returns. Fourteen employees were engaged in sales, marketing, and customer technical support. The remaining six employees performed executive, accounting, administrative, and management information systems functions. Our dedicated personnel in Tijuana, Mexico are employees of our Mexican service provider and not included in our headcount. On March 31, 2020, Zoom had two consultants, one in sales and one in information systems, who are not included in our headcount.

Recent Developments

On May 7, 2020, the Company's Board of Directors approved the Company's Amended and Restated Bylaws (the "Amended and Restated Bylaws"), effective immediately.  The Amended and Restated Bylaws amend and restate in their entirety the Company's bylaws to, among other things: (i) amend the description of certain information a stockholder must provide with respect to a proposal to nominate a person for election or reelection as a Company director or other business to be considered at a stockholders meeting and the procedure for making such proposal; (ii) provide that the forum for the resolution of internal corporate claims shall be the Court of Chancery in the State of Delaware; (iii) revise the description and powers of the officer positions for Chief Executive Officer and the President, and (iii) make other technical amendments. The foregoing summary is subject to, and qualified in its entirety by, the full text of the Amended and Restated Bylaws, a copy of which was filed as Exhibit 3.1 to the Company’s Form 8-K filed on May 13, 2020 and is incorporated by reference into this Item 2.

On May 11, 2020, Joseph L. Wytanis notified the Company of his decision to step down from the positions of President and Chief Executive Officer of the Company. Mr. Wytanis will serve as an advisor to the Company’s Board of Directors. The Company’s Board of Directors has formed a search committee to fill the position.

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

Product Returns. Products are returned by retail stores and distributors for inventory balancing, contractual stock rotation privileges, and warranty repair or replacements. We estimate the sales and cost value of expected future product returns of previously sold products. Our estimates for product returns are based on recent historical trends plus estimates for returns prompted by, among other things, announced stock rotations and announced customer store closings. Management reviews historical returns, current economic trends, and changes in customer demand and acceptance of our products when estimating sales return allowances. Product returns are variable and under Topic 606 are estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g., upon shipment of goods). Under implementation of Topic 606, the Company monitors pending authorized returns of goods and, if deemed appropriate, record the right of return asset accordingly.

Price Protection Refunds. We have a policy of offering price protection to certain of our retailer and distributor customers for some or all their inventory. Under the price protection policies, when we reduce our prices for a product, the customer receives a credit for the difference between the original purchase price and our reduced price for their unsold inventory of that product. Our estimates for price protection refunds are based on a detailed understanding and tracking by customer and by sales program. Information from customer inventory-on-hand reports or from direct communications with the customers is used to estimate the refund. Price protection refunds are variable and under Topic 606 are estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g., upon shipment of goods). The estimates due to price protection are historically not material.

Sales and Marketing Incentives. Many of our retailer customers require sales and marketing support funding, which is an expense item in selling expense, unless the funding is a function of sales activity and therefore variable. Under Topic 606, sales and marketing incentives are estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g., upon shipment of goods). The estimates due to sales and marketing incentives are historically not material.

Rebates and Promotions. Our rebates are based on a detailed understanding and tracking by customer and sales program. Rebates and promotions are variable and under Topic 606 are estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g., upon shipment of goods). The estimates due to rebates and promotions are historically not material.

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

As of December 31, 2019 we had federal net operating loss carry forwards of approximately $56.3 million which are available to offset future taxable income. They are due to expire in varying amounts from 2020 to 2038. As of December 31, 2019, we had state net operating loss carry forwards of approximately $11.4 million which are available to offset future taxable income. They are due to expire in varying amounts from 2031 through 2038. A valuation allowance has been established for the full amount of deferred income tax assets as management has concluded that it is more-likely than-not that the benefits from such assets will not be realized.

Results of Operations

Comparison of the three months ended March 31, 2020 to the three months ended March 31, 2019

Summary. Net sales were $12.0 million for the first quarter ended March 31, 2020 (“Q1 2020”), up 49.3% from $8.0 million for the first quarter ended March 31, 2019 (“Q1 2019”). Zoom reported a net loss of $0.8 million or $0.04 per share for Q1 2020 compared to a net loss of $1.1 million or $0.07 per share for Q1 2019.

The addition of US tariffs and the COVID-19 pandemic has created potential disruptions to the Company’s operations. The 25% US tariffs assessed on products imported from China had a significant impact on cash and net loss for 2019. In the first quarter of 2020, these tariffs were $1.5 million and were the primary reason for the Company recording a net loss of $752 thousand for the quarter. These tariffs will continue to have an impact on our financial performance until we have fully transitioned all of our production supply out of China. In late 2019, we made the decision to move our outsourced manufacturing operations from China to Vietnam, primarily to end the exposure to the trade-war imposed tariffs with China. While the COVID-19 pandemic caused delays in the original transition plan, the Company is working actively working with it primary outsourced development partner to establish manufacturing operations in Haiphong, Vietnam. The transition to Vietnam has begun, the Company has reached full production in Vietnam on one of its top models and expects to have all manufacturing of existing models fully transitioned to Vietnam by the end of June 2020. We expect that this will save the Company approximately $500,000 per month in tariff cost, plus release an additional $800,000 in restricted cash over the next year related to performance bonds required to be posted related to the tariffs. The Company is also further diversifying its relationships with outsourced manufacturers. Zoom signed an agreement with Foxconn, one of the leading global outsourced manufacturers to the high-tech industry, to manufacture several of the new models the Company plans to introduce to the market during 2020.

The Company has implemented cost cutting measures to conserve cash, put a hold on all new hiring during 2020, and has given notice that it will not renew the same footprint of its headquarters office lease when it expires in June 2020, retaining just a few offices in the current co-work space office suite for research and testing purposes. Despite the COVID-19 pandemic, the Company’s work force continues to work remotely, and is continuing operations. We have negotiated extended and improved payment terms through the end of June 2020 with our primary outsourced manufacturing partner.

Net Sales. The Company reported net sales of $12.0 million for Q1 2020, up 49.3% from $8.0 million for Q1 2019. The increase was led by strong sales through brick-and-motor retailers, and online sales. Geographically, our North American sales continue to represent the dominant share of our overall sales at 98.1% of our net sales in Q1 2020 compared to 97.3% in Q1 2019.

In Q1 2020, two companies accounted for 10% or greater individually and 86% in the aggregate of the Company’s total net sales. In Q1 2019 two companies accounted for 10% or greater individually and 81% in the aggregate of the Company’s total net sales. Because of our significant customer concentration, our net sales and operating income has fluctuated and could in the future fluctuate significantly due to changes in political or economic conditions or the loss, reduction of business, or less favorable terms for any of our significant customers.

While the COVID-19 pandemic disrupted sales and production for a short period of time during mid-March 2020, the Company worked through the disruption. In mid-March 2020, sales initially decreased in response to a key distributor focusing its distribution logistics on essential healthcare products. Our products, which are instrumental to businesses and consumers establishing remote and home-based offices, have since been designated as essential and are once again being offered and are selling at normal levels and certain models are currently selling above their average run rates before COVID-19 had a global impact on business and the economy. We continue to work closely with our manufacturing partners and distributors to ensure that our products remain consistently available for sale to end-users. Our sales throughout the first quarter of 2020 were tracking higher the level booked in the fourth quarter of 2019 except for the short-term reduction experienced in the middle of March 2020.

Gross Profit. Gross profit was $3.1 million, up from $2.4 million in Q119. Gross profit margin was 25.9% of net sales in Q1 2020, down from 30.2% of net sales in Q1 2019. The decrease in gross profit in Q1 2020 was primarily due to $1.5 million in tariff costs on imported products from China.

Selling Expense. Selling expense was $2.35 million or 19.7% of net sales in Q1 2020 compared to $2.45 million or 30.6% of net sales in Q1 2019. The decrease of $93 thousand in selling expense was primarily due to decreases in advertising costs, offset by increases in trademark royalty costs and brick-and-mortar retailer marketing expenses.

General and Administrative Expense. General and administrative expense was $828 thousand or 6.9% of net sales in Q1 2020, up from $568 thousand or 7.1% of net sales in Q1 2019. The increase of $260 thousand was primarily due to increased salary and related costs.

Research and Development Expense. Research and development expense was $653 thousand or 5.5% of net sales in Q1 2020 up from $482 thousand or 6.0% of net sales in Q1 2019. The increase of $170 thousand was due primarily to increased salary costs, and product testing and compliance expenses.

Other Income (Expense). Other expense was approximately $6 thousand in Q1 2020, and $34 thousand in Q1 2019, consisting primarily of interest expense related to the line of credit agreement.

Liquidity and Capital Resources

The Company’s cash balance on March 31, 2020 was $577.6 thousand of which $550 thousand was restricted. This compares to $1.4 million on December 31, 2019 on which $150 thousand was restricted. On March 31, 2020, the Company had $387.3 thousand outstanding on a $3.0 million bank credit line, working capital of $5.0 million, and a current ratio of 1.8.

The Company closed on a $5 million private placement and issued an aggregate of 4,545,455 shares on May 3, 2019, and in connection with the closing of the offering two designees of an investor in the private placement joined Zoom’s Board of Directors.

The Company’s net losses of $3.3 million in 2019, $74 thousand in 2018, and recent quarterly loss of $752 thousand for the quarter ended March 31, 2020 along with cash used in operations of $1.5 million in 2019 and $1.8 million in 2018 have raised management concerns as to the Company’s ability to continue as going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and contemplates continuity of operations, realization of assets and satisfaction of liabilities and commitments in the normal course of business. Our ability to continue as a going concern is contingent upon, among other factors, our ability to generate sufficient cash flow from operations, decrease operating costs, obtain additional equity or debt financing and comply with the financial and other covenants contained in the Company’s Financing Agreement, as amended, with Rosenthal & Rosenthal, Inc. as described in Note 7 in the notes to the accompanying financial statements. The accompanying financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company has implemented cost cutting measures to conserve cash, put a hold on all new hiring during 2020, and has given notice that it will not renew the same footprint of its headquarters office lease when it expires in June 2020, retaining just a few offices in the current co-work space office suite for research and testing purposes. Despite the COVID-19 pandemic, the Company’s work force continues to work remotely, and is continuing operations. We have negotiated extended and improved payment terms through the end of June 2020 with our primary outsourced manufacturing partner.

On April 13, 2020, the Company entered into a sixth amendment to the Financing Agreement with Rosenthal & Rosenthal, Inc. This amendment increased the size of the Company’s revolving credit line to $4.0 million effective on the date of this amendment. The Company’s credit line has a maturity date of November 2020, and automatically renews from year to year unless cancelled under the terms of Financing Agreement, as amended.

The Company entered into an extension of its networking product license agreement with Motorola through 2025 and also entered into a new license agreement with Motorola to sell consumer grade home security and monitoring products and to provide related services. The Company continues to develop new products and expects to introduce several new models to the market during 2020 and 2021. The Company continues to work closely with its manufacturing partners and distributors to ensure that the Company’s products remain consistently available for sale to end-users. The Company’s sales throughout the first quarter of 2020 were tracking higher the level booked in the fourth quarter of 2019 except for the short-term reduction experienced in the middle of March 2020.

Due to our low unrestricted cash position, the Company continues to puruse strategies designed to generate additional cash flow from operations, decrease operating costs, and obtain additional equity or debt financing. The Company’s ability to maintain adequate levels of liquidity depends in part on its ability to sell inventory on hand, to continue to manufacture and import more inventory to meet existing demand, and to collect related receivables. Partly due to the COVID-19 pandemic, the Company recently completed a strong sales quarter, limited only by the availability of inventory. The Company continues to execute its plan to move the manufacture of its products to outside of China by the end of June 2020. The Company also continues to work with its distribution partners in North America to deliver inventory to its customers. The current environment is difficult, particularly due to the COVID-19 pandemic, and the outcome of these matters cannot be predicted with any certainty at this time and raises challenges to the Company’s ability to continue as a going concern. There can be no assurance that the Company’s ongoing efforts will continue to be successful.

Commitments

During the three months ended March 31, 2020, except as otherwise disclosed in this Form 10-Q, there were no material changes to our capital commitments and contractual obligations from those disclosed in our Form 10-K for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of March 31, 2020. With the adoption of ASU 2016-02, “Leases (Topic 842)”, which requires lessees to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability, effective January 1, 2019, off-balance sheet lease arrangements are now reported on the Company balance sheet. See Footnote 5 to the accompanying condensed consolidated financial statements for additional disclosure.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information under this Item.

ITEM 4.
CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the preparation of this Quarterly Report on the Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.
LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, please refer to Note 4(a), “Contingencies – Legal Matters” of the Notes to Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A.
RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

Nevertheless, we call your attention to the Risk Factors contained in our Form 10-K for the year ended December 31, 2019. We add the following risk factors that should reviewed together with those disclosed in our Form 10-K for the year ended December 31, 2019:

The novel coronavirus (COVID-19) pandemic has adversely affected and is will likely to continue to adversely affect our business.

The recent outbreak in China of the Coronavirus Disease 2019, or COVID-19, which has been declared by the World Health Organization as a global pandemic. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries, including the United States, and infections have been reported globally. The spread of COVID-19 has affected segments of the global economy and may affect our operations.

Our business has been disrupted, but the extent to which COVID-19 impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact. The COVID-19 pandemic is a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could materially impact our business and operations.

The financial statements included herein contain disclosures that express doubt about our ability to maintain adequate levels of liquidity, indicating the possibility that we may not be able to operate in the future.

Recently, our liquidity has been negatively impacted by several factors, particularly related to the COVID-19 pandemic. Our ability to continue to maintain adequate levels of liquidity is contingent upon, among other factors, our ability to generate sufficient cash flow from operations, decrease operating costs, obtain additional equity or debt financing and comply with the financial and other covenants contained in the Company’s Financing Agreement, as amended, with Rosenthal & Rosenthal, Inc. as described in Note 7 in the notes to the accompanying financial statements. Our ability to secure additional equity or debt financing is subject to risks and uncertainties and there can be no assurance that we will be able to obtain needed financing. The accompanying financial statements do not include any adjustments to the amounts or classification of assets or liabilities to reflect these risks and uncertainties.

ITEM 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.
DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.
MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.
OTHER INFORMATION

None.

ITEM 6.
EXHIBITS

Exhibit No.	Exhibit Description

3.1	Amended and Restated Bylaws of Zoom Telephonics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on May 13, 2020).
10.1
Employment Agreement between Zoom Telephonics, Inc. and Jacquelyn Barry Hamilton, dated as of February 26, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on March 9, 2020).*

10.2	Amendment to Financing Agreement, dated April 13, 2020, by and between Zoom Telephonics, Inc. and Rosenthal & Rosenthal, Inc.
31.1	Rule 13a-14(a) Certification of PEO.
31.2	Rule 13a-14(a) Certification of PFO.
32.1	Section 1350 Certification of PEO.+
32.2	Section 1350 Certification of PFO.+
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
______________

*
Management contract or any compensatory plan, contract or arrangement.

+
In accordance with Item 601(b)(32)(ii) of Regulation S-K, the certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto is deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZOOM TELEPHONICS, INC. (Registrant)

Date: May 15, 2020	By:	/s/ JACQUELYN BARRY HAMILTON
Jacquelyn Barry Hamilton Chief Financial Officer (on behalf of Registrant and as Principal Financial Officer)