Form 10-Q
period 2020-06-30
Zoom Telephonics, Inc.
filed 2020-08-13
CIK 1467761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

______________

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of August 12, 2020, was 23,891,142 shares.

ZOOM TELEPHONICS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS

ZOOM TELEPHONICS, INC.
Condensed Consolidated Balance Sheets

ASSETS	June 30, 2020 (Unaudited)	December 31, 2019
Current assets
Cash and cash equivalents	$7,552,134	$1,216,893
Restricted cash	800,000	150,000
Accounts receivable, net	5,000,813	4,070,576
Inventories, net	4,621,869	7,440,350
Prepaid expenses and other current assets	225,136	269,738
Total current assets	18,199,952	13,147,557

Other assets	628,000	349,335
Operating lease right-of-use assets, net	144,275	102,716
Equipment, net	307,798	303,099
Total assets	$19,280,025	$13,902,707

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$7,088,235	$5,024,529
Current maturities of long term debt	257,531	––
Current maturities of operating lease liabilities	96,681	102,716
Accrued other expenses	3,864,933	2,666,471
Total current liabilities	$11,307,380	$7,793,716

Long-term debt less current maturities	325,769	––
Operating lease liabilities, less current maturities	47,728	––
Total liabilities	$11,680,877	$7,793,716

Commitments and contingencies (Note 4)

Stockholders' equity
Common stock: Authorized: 40,000,000 shares at $0.01 par value
Issued and outstanding: 23,781,431 shares at June 30, 2020 and 20,929,928 shares at December 31, 2019	237,814	209,299
Additional paid-in capital	50,237,836	46,496,330
Accumulated deficit	(42,876,502)	(40,596,638)
Total stockholders' equity	7,599,148	6,108,991
Total liabilities and stockholders' equity	$19, 280,025	$13,902,707

  See accompanying notes to condensed consolidated financial statements.

ZOOM TELEPHONICS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net sales	$10,272,757	$8,158,723	$22,228,360	$16,168,812
Cost of goods sold	8,148,888	5,390,335	17,009,273	10,982,107
Gross profit	2,123,869	2,768,388	5,219,087	5,186,705

Operating expenses:
Selling	2,283,490	2,553,600	4,637,733	5,001,113
General and administrative	716,166	556,758	1,544,105	1,124,557
Research and development	644,492	437,876	1,297,244	920,279
	3,644,148	3,548,234	7,479,082	7,045,949

Operating loss	(1,520,279)	(779,846)	(2,259,995)	(1,859,244)

Other income (expense):
Interest income	478	3,967	792	4,001
Interest expense	(2,720)	(16,188)	(8,432)	(48,405)
Other, net	892	(156)	443	(1,905)
Total other income (expense)	(1,350)	(12,377)	(7,197)	(46,309)

Loss before income taxes	(1,521,629)	(792,223)	(2,267,192)	(1,905,553)

Income taxes	6,356	12,890	12,672	20,678

Net loss	$(1,527,985)	$(805,113)	$(2,279,864)	$(1,926,231)

Net loss per share:
Basic and diluted	$(0.07)	$(0.04)	$(0.10)	$(0.11)

Basic and diluted weighted average shares	22,275,441	19,066,889	21,776,101	17,622,559

See accompanying notes to condensed consolidated financial statements.

ZOOM TELEPHONICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

For the six-month period ended June 30, 2020
	Common Stock
	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Total

Balance at January 1, 2020	20,929,928	$209,299	$46,496,330	$(40,596,638)	$6,108,991

Net loss	––	––	––	(751,879)	(751,879)
Stock option exercise	346,834	3,468	194,190	––	197,658
Stock based compensation	––	––	127,053	––	127,053
Balance at March 31, 2020	21,276,762	$212,767	$46,817,573	$(41,348,517)	$5,681,823
Net loss	––	––	––	(1,527,985)	(1,527,985)
Private investment offering, net of offering costs of $237,030	2,237,103	22,371	3,140,999	––	3,163,370
Stock option exercise	267,566	2,676	211,716	––	214,392
Stock based compensation	––	––	67,548	––	67,548
Balance at June 30, 2020	23,781,431	$237,814	$50,237,836	$(42,876,502)	$7,599,148

For the six-month period ended June 30, 2019
	Common Stock
	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Total

Balance at January 1, 2019	16,124,681	$161,247	$41,035,936	$(37,320,838)	$3,876,345

Net loss	––	––	––	(1,121,118)	(1,121,118)
Stock option exercise	37,500	375	4,725	––	5,100
Stock based compensation	––	––	175,012	––	175,012
Balance at March 31, 2019	16,162,181	$161,622	$41,215,673	$(38,441,956)	$2,935,339
Net loss	––	––	––	(805,113)	(805,113)
Private investment offering, net of offering costs of $57,391	4,545,455	45,454	4,897,155	––	4,942,609
Stock option exercise	35,000	350	8,400	––	8,750
Stock based compensation	––	––	138,756	––	138,756
Balance at June 30, 2019	20,742,636	$207,426	$46,259,984	$(39,247,069)	$7,220,341

See accompanying notes to condensed consolidated financial statements.

ZOOM TELEPHONICS, INC.
Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(2,279,864)	$(1,926,231)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	96,546	185,821
Amortization of right-of-use assets	54,640	243,843
Stock based compensation	194,601	313,768
(Recovery of) provision for accounts receivable allowances	(112,308)	3,207
Provision for inventory reserves	9,578	23,957
Changes in operating assets and liabilities:
Accounts receivable	(817,929)	(794,418)
Inventories	2,808,903	1,151,227
Prepaid expenses and other current assets	44,602	(713,641)
Operating lease liabilities	(54,506)	(269,177)
Accounts payable and accrued expenses	3,262,168	456,695
Net cash provided by (used in) operating activities	3, 206,431	(1,324,949)

Cash flows from investing activities:
Certification costs incurred and capitalized	(308,000)	(135,000)
Purchases of plant and equipment	(71,910)	(90,398)
Net cash used in investing activities	(379,910)	(225,398)

Cash flows from financing activities:
Net payments to bank credit lines	––	(1,741,272)
Proceeds from debt	583,300	––
Net proceeds from private placement offering	3,163,370	4,942,609
Proceeds from stock option exercises	412,050	13,850
Net cash provided by financing activities	4,158,720	3,215,187

Net increase in cash	6,985,241	1,664,840

Cash, cash equivalents, and restricted cash- Beginning	1,366,893	125,982

Cash, cash equivalents, and restricted cash- Ending	$8,352,134	$1,790,822

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$8,432	$48,405
Income taxes	$12,672	$20,677
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the total of the same such amounts shown above:
Cash and cash equivalents	$7,552,134	$1,790,822
Restricted cash	800,000	––
Total cash, cash equivalents and restricted cash	$8,352,134	$1,790,822

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

Subsequent Events

The Company has evaluated subsequent events from June 30, 2020 through the date of this filing and has determined that there are no such events requiring recognition or disclosure in the financial statements.

Sales Tax

The Company has a state sales tax liability stemming from the Company’s ‘Fulfilled By Amazon’ sales agreement which allows Amazon to warehouse the Company’s inventory throughout a number of states. Sales tax is collected in states where the Company is required to collect, and the Company is registered in each of these states. Sales and Use Tax filings are completed and filed and tax remitted back to the states is consistent with the individual state filing requirements. Changes to state sales tax regulations are monitored to stay current with the law. As of June 30, 2020, approximately $50 thousand of the original state sales tax liability remains open. The additional liability of approximately $46 thousand relates to sales tax that has been collected and not yet remitted to the respective states.

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

The Company has concluded that transfer of control substantively transfers to the customer upon shipment or delivery, depending on the delivery terms of the sales agreement.

● Warranties - the Company does not offer customers the option to purchase a warranty separately. Therefore, there is not a separate performance obligation. The Company does account for warranties as a cost accrual and the warranties do not include any additional distinct services other than the assurance that the goods comply with agreed-upon specifications. Warranties are variable and are estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g., upon shipment of goods). The estimates due to warranties are historically not material.

● Returned Goods - analyses of actual returned product are compared to that of the product return estimates and historically have resulted in no material difference between the two. The Company has concluded that the current process of estimating the return reserve represents a fair measure with which to adjust revenue. Returned goods are variable and are estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g., upon shipment of goods). The Company monitors pending authorized returns of goods and, if deemed appropriate, record the right of return asset accordingly.

● Price protection - price protection provides that if the Company reduces the price on any products sold to the customer for eventual resale to an end-user, the Company will guarantee an account credit for the price difference for all quantities of that product that the customer still holds. Price protection is variable and is estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g., upon shipment of goods). The estimates due to price protection are historically not material.

● Volume Rebates and Promotion Programs - volume rebates are variable dependent upon the volume of goods sold-through the Company’s customers to end-users variable and are estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g., upon shipment of goods). The estimates due to rebates and promotions are historically not material.

Accounts receivable, net:

	June 30, 2020	December 31, 2019
Gross accounts receivable	$5,164,739	$4,346,810
Allowance for doubtful accounts	(163,926)	(276,234)

Total accounts receivable, net	$5,000,813	$4,070,576

Accrued other expenses:

	June 30, 2020	December 31, 2019
Audit, legal, payroll	$376,699	$256,966
Royalty costs	1,933,140	1,125,000
Sales and use tax	95,724	148,836
Sales allowances *	1,196,026	901,196
Other	263,344	234,473
Total accrued other expenses	$3,864,933	$2,666,471

------------------------------------------------------------------------------------------------------------------------------------------------------------
* A related inventory contract asset stemming from the sales return reserve of $370 thousand and $376 thousand is included within inventories on the accompanying condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019, respectively.

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

Disaggregated revenue by distribution channel for three and six months ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Retailers	$8,321,755	$7,433,925	$19,296,044	$14,672,980
Distributors	1,587,617	443,833	2,185,146	965,042
Other	363,385	280,965	747,170	530,790
Total	$10,272,757	$8,158,723	$22,228,360	$16,168,812

Disaggregated revenue by product for three and six months ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Cable Modems & gateways	$9,192,784	$7,213,549	$20,362,794	$14,286,826
Other	1,079,973	945,174	1,865,566	1,881,986
Total	$10,272,757	$8,158,723	$22,228,360	$16,168,812

Revenue is recognized when obligations under the terms of a contract with customers are satisfied. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring the products. Based on the nature of the Company’s products and customer contracts, the Company has not recorded any deferred revenue as of June 30, 2020 and December 31, 2019. Any agreements with customers that could impact revenue such as rebates or promotions are recognized in the period of agreement.

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

 (2) Liquidity

The Company’s cash, cash equivalents and restricted cash balance on June 30, 2020 was $8.4 million of which $800 thousand was restricted. This compares to $1.4 million on December 31, 2019 of which $150 thousand was restricted. As of June 30, 2020, the Company had $0 outstanding on its $4.0 million bank credit line, $583.3 thousand on a note, working capital of $6.9 million, and a current ratio of 1.6.

The Company closed on a $3.4 million private placement and issued an aggregate of 2,237,103 shares on May 26, 2020 at a purchase price of $1.52 per share, and in connection with the closing of the offering two designees of an investor in the private placement joined Zoom’s Board of Directors.

The Company closed on a $5.0 million private placement and issued an aggregate of 4,545,455 shares on May 3, 2019 at a purchase price of $1.10 per share, and in connection with the closing of the offering two designees of an investor in the private placement joined Zoom’s Board of Directors.

The Company’s recent loss of $2.3 million for the six months ended June 30, 2020 has raised management concerns as to the Company’s ability to continue as going concern within one year from the date of filing these financial statements. The Company’s financial statements have been prepared assuming that the Company will continue as a going concern and contemplates continuity of operations, realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company’s ability to continue as a going concern is contingent upon, among other factors, the Company’s ability to generate sufficient cash flow from operations, decrease operating costs, obtain additional equity or debt financing and comply with the financial and other covenants contained in the Company’s Financing Agreement, as amended, with Rosenthal & Rosenthal, Inc. as described in Note 7. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The addition of US tariffs and the Coronavirus (“COVID-19”) pandemic has created potential disruptions to the Company’s operations. The 25% US tariffs assessed on products imported from China had a significant impact on cash and net loss for 2019. In the second quarter of 2020, these tariffs were $1.04 million. These tariffs will continue to have an impact on the Company’s financial performance until the Company has fully transitioned all of its production supply out of China. In late 2019, the Company made the decision to move its outsourced manufacturing operations from China to Vietnam, primarily to end the exposure to the trade-war imposed tariffs with China. While the COVID-19 pandemic caused delays in the original transition plan, the Company has worked actively with its primary outsourced development partner to establish manufacturing operations in Haiphong, Vietnam. The transition to Vietnam was completed in June 2020. All manufacturing of existing models will take place in Vietnam. During the balance of the year, only the initial manufacturing runs of new models will take place in China. During this factory transition and while recovering from the COVID-19 related supply chain shock, the Company temporarily shifted from the use of primarily ocean freight during prior quarters to the use of primarily air freight during Q2 2020 to keep up with demand and replenish supply. This resulted in an additional $0.9 million in freight expense incurred during the second quarter. The tariffs and increased freight expense were the primary reason for the Company recording a net loss of $1.53 million for the quarter.

The Company implemented cost cutting measures to conserve cash during the six months ended June 30, 2020, delaying the planned start dates of all new hiring during 2020, and gave notice that it would not renew the same footprint of its headquarters office lease when it expired in June 2020. The Company has retained just one small office within the co-work space office suite on a short-term, month-to-month basis at a cost of $720 per month. Despite the COVID-19 pandemic, the Company’s work force continues to work remotely, and is continuing operations. We negotiated extended and improved payment terms through the end of June 2020 with our primary outsourced manufacturing partner.

Due to requirements of the United States Department of Homeland Security and resulting from the continued 25% tariff on imports from China, the Company was required to commit to three letters of credit totaling $800 thousand. These funds are reported as restricted cash on the accompanying condensed consolidated balance sheets:

Effective Date	Expiration Date	June 30, 2020	December 31, 2019
July 9, 2019	July 8, 2020	$150,000	$150,000
January 8, 2020	January 7, 2021	400,000	––
April 6, 2020	April 6, 2021	250,000	––
Total		$800,000	$150,000

The Company applied for and received approval for a Small Business Administration (“SBA”) Paycheck Protection Plan Loan with Primary Bank under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The loan from the US government in the amount of $583.3 thousand was approved in mid-April and funded in late April 2020.

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

On March 26, 2020, the Company entered into an extension of its networking product license agreement with Motorola through 2025 and also entered into a new license agreement with Motorola to sell consumer grade home security and monitoring products and to provide related services. The Company continues to develop new products and expects to introduce several new models to the market during the remainder of 2020 and 2021.

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

 (3) Inventories

Inventories consist of :	June 30, 2020	December 31, 2019
Raw Materials	$994,803	$911,054
Work in process	90,626	10,284
Finished goods	3,536,440	6,519,012
Total	$4,621,869	$7,440,350

Finished goods includes consigned inventory of approximately $1.4 million at June 30, 2020 and approximately $1.8 million at December 31, 2019. The Company reviews inventory for obsolete and slow-moving products each quarter and makes provisions based on its estimate of the probability that the material will not be consumed or that it will be sold below cost. The provision for inventory reserves was negligible for both three and six months ended June 30, 2020 and 2019, respectively.

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

On January 23, 2020, William Schulze filed a complaint, and subsequently filed an amended complaint on April 3, 2020 (collectively, the “Schulze Complaint”) as lead plaintiff on behalf of purchasers of Zoom modems in a putative class action lawsuit against Zoom in the U.S. District Court for the District of Massachusetts. The Schulze Complaint alleged that Zoom modems were sold as new despite containing refurbished parts. On July 28, 2020, the lead plaintiff filed a Stipulation of Dismissal that dismissed the Schulze Complaint with prejudice. The Company does not have any other pending or outstanding material legal proceedings.

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

In connection with the License Agreement, the Company has committed to reserve a certain percentage of wholesale prices for use in advertising, merchandising and promotion of the related products. Additionally, the Company is required to make quarterly royalty payments equal to a certain percentage of the preceding quarter’s net sales with minimum annual royalty payments as follows:

Year ending December 31,

2020 remaining:	$1,275,000
2021:	$4,300,000
2022:	$4,300,000
2023:	$4,300,000
2024:	$4,300,000
2025:	$4,300,000

Royalty expense under the License Agreement was $1,275,000 for the second quarter of 2020 and $1,125,000 for the second quarter of 2019, and is included in selling expense on the accompanying condensed consolidated statements of operations.

(5) Lease Obligations

In May 2020, the Company signed a two-year lease agreement for 3,218 square feet at 275 Turnpike Executive Park, Canton MA. The agreement includes a one-time option to cancel the second year of lease with three-month advance notice. The location is currently being occupied by the research and development group of the Company. Rent expense for the three and six months ended June 30, 2020 was negligible.

In June 2016, the Company signed a three-year sub-lease agreement for 11,480 square feet on the 28th floor of 99 High Street, Boston, MA 02110. The lease for this facility expired on June 30, 2019. The Company signed a twelve-month lease agreement for offices at 225 Franklin Street, Boston, MA and completed the move to this location on June 28, 2019. The lease has an automatic renewal option provision and renews unless cancelled under the terms of the agreement. This lease originally expired on June 30, 2020, although the Company is currently leasing space on a short-term basis while reviewing options for long-term lease for headquarters in Boston. The Company has elected to apply the short-term lease exception under ASC 842 which does not require the recognition of an operating lease liability or right-of-use asset on the condensed consolidated balance sheet in relation to the lease at 225 Franklin Street. Rent expense was $133.6 thousand for the second quarter of 2020 and $98.6 thousand for the second quarter of 2019. Rent expense was $260.8 thousand for the first six months of 2020 and $207.8 thousand for the first six months of 2019.

The Company performs most of the final assembly, testing, packaging, warehousing and distribution at a production and warehouse facility in Tijuana, Mexico. In November 2014, the Company signed a one-year lease with five one-year renewal options thereafter for an 11,390 square foot facility in Tijuana, Mexico. In September 2015, Zoom extended the term of the lease from December 1, 2015 through November 30, 2018. In September 2015, Zoom also signed a new lease for additional space in the adjacent building, which doubled its capacity. The term of this lease was from March 1, 2016 through November 30, 2018. The Company currently has a signed lease extension to stay in the existing facilities through at least November 30, 2020. Rent expense was $26.6 thousand for both the second quarter of 2020 and the second quarter of 2019. Rent expense was $53.1 thousand for both the first six months of 2020 and the first six months of 2019.

The Company also had a lease for approximately 1,550 square feet in Boston, MA that expired on October 31, 2019 and had been renewed for an additional 12 -month period starting November 1, 2019. The Company has since negotiated out of this lease effective June 30, 2020. The Company had another one-year lease signed in December 2019 for approximately 1,500 square feet in Boston. The Company also negotiated out of this lease effective July 31, 2020. The Company has elected to apply the short-term lease exception for both of these leases under ASC 842 which does not require the recognition of an operating lease liability or right-of-use asset on the condensed consolidated balance sheet in relation to this lease. Rent expense for these leases was approximately $35.4 thousand for the second quarter of 2020 and $18.0 thousand for the second quarter of 2019. Rent expense was $70.8 thousand for the first six months of 2020 and $36 thousand for the first six months of 2019.

At the inception of a lease the Company determines whether that lease meets the classification criteria of a finance or operating lease. Some of the Company’s lease arrangements contain lease components (e.g., minimum rent payments) and non-lease components (e.g., maintenance, labor charges, etc.). The Company generally accounts for each component separately based on the estimated standalone price of each component.

 As of June 30, 2020, the Company's estimated future minimum committed rental payments, excluding executory costs, under the operating leases described above to their expiration or the earliest possible termination date, whichever is sooner, are approximately $79 thousand for 2020, approximately $53 thousand for 2021, and approximately $23 thousand for 2022. There are no future minimum committed rental payments that extend beyond 2022.

Operating Leases

Operating leases are included in operating lease right-of-use assets, current maturities of operating lease liabilities, and operating lease liabilities, less current maturities on the condensed consolidated balance sheets. These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company’s secured incremental borrowing rates or implicit rates, when readily determinable. Based on the Company's financial position and ability to obtain financing at the time ASC 842 was adopted, 10% was considered by management to be a reasonable incremental borrowing rate when calculating the present value of remaining lease payments over the lease term. Short-term operating leases, which have an initial term of 12 months or less, are not recorded on the balance sheet.

Lease expense for operating leases is recognized on a straight-line basis over the lease term. Lease expense is included in general and administrative expenses on the condensed consolidated statements of operations.

The following table presents information about the amount and timing of the Company’s operating leases as of June 30, 2020.
Maturity of Lease Liabilities	Lease Payments
2020 (remaining)	$78,857
2021	53,365
2022	22,794
Total undiscounted operating lease payments	155,016
Less: Imputed interest	(10,607)
Present value of operating lease liabilities	$144,409

Balance Sheet Classification
Current maturities of operating lease liabilities	$96,681
Operating lease liabilities, less current maturities	47,728
Total operating lease liabilities	$144,409

Other Information
Weighted-average remaining lease term for operating leases	1.4 years
Weighted-average discount rate for operating leases	10%

Cash Flows

Upon adoption of the new lease standard at the beginning of fiscal year 2019, the Company recorded a lease liability in the amount of $420,899, right-of-use assets of $395,565, and reclassified deferred rent of $25,334 as a reduction of the right-of-use assets. During the three months-ended June 30, 2020, the Company recorded an additional lease liability and corresponding right-of-use asset of $96,199 related to the Company’s lease at 275 Turnpike Executive Park. During the six months-ended June 30, 2020, the operating lease liability was reduced by $54,506 and we recorded amortization of our right-of-use assets of $54,640.

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Six Months Ended June 30,
	2020	2019
Operating cash flow information:
Amounts included in measurement of lease liabilities	$57,404	$271,333
Non-cash activities:
Right-of-use assets obtained in exchange for lease obligations	$96,199	$395,565

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

Relatively few companies account for a substantial portion of the Company’s revenues.  In the second quarter of 2020 three companies accounted for 10% or greater individually, and 88% in the aggregate of the Company’s total net sales. In the first six months of 2020 three companies accounted for 10% or greater individually, and 89% in the aggregate of the Company’s total net sales. At June 30, 2020, four companies with an accounts receivable balance of 10% or greater individually accounted for a combined 89% of the Company’s accounts receivable. In the second quarter of 2019 two companies accounted for 10% or greater individually, and 83% in the aggregate of the Company’s total net sales. In the first six months of 2019, two companies accounted for 10% or greater individually, and 82% in the aggregate of the Company’s total net sales. At June 30, 2019 three companies with an accounts receivable balance of 10% or greater individually accounted for a combined 81% of the Company’s accounts receivable.

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

The Company depends on many third-party suppliers for key components contained in its product offerings. For some of these components, the Company may only use a single source supplier, in part due to the lack of alternative sources of supply. During the second quarter of 2020, the Company had one supplier that provided 98% of the Company's purchased inventory. During the second quarter of 2019, the Company had one supplier that provided 93% of the Company's purchased inventory. During the first six months of 2020, the Company had two suppliers that provided 99% of the Company's purchased inventory. During the first six months of 2019, the Company had one supplier that provided 96% of the Company's purchased inventory.

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

On March 25, 2014, the Company entered into an amendment to the Financing Agreement (the “First Amendment”) with an effective date of January 1, 2013. The First Amendment clarified the definition of current assets in the Financing Agreement, reduced the size of the revolving credit line to $1.25 million, and revised the financial covenants so that Zoom is required to maintain tangible net worth of not less than $2.0 million and working capital of not less than $1.75 million.

On October 29, 2015, the Company entered into a second amendment to the Financing Agreement (the “Second Amendment”). Retroactive to October 1, 2015, the Second Amendment eliminated $2,500 in monthly charges for the Financing Agreement. Effective December 1, 2015, the Second Amendment reduces the effective rate of interest to 2.25% plus an amount equal to the higher of prime rate or 3.25%.

On July 19, 2016, the Company entered into a third amendment to the Financing Agreement (the “Third Amendment”). The Third Amendment increased the size of the revolving credit line to $2.5 million effective as of date of the Third Amendment.

On September 1, 2016, the Company entered into a fourth amendment to the Financing Agreement (the “Fourth Amendment”). The Fourth Amendment increased the size of the revolving credit line to $3.0 million effective with the date of the Fourth Amendment.

On November 2, 2018, the Company entered into a fifth amendment to the Financing Agreement (the “Fifth Amendment”). The Firth Amendment reduced the effective interest rate by 1 percentage point and reduced the annual facility fee by 0.25 percent.

On April 13, 2020, the Company entered into a sixth amendment to the Financing Agreement (the “Sixth Amendment”). The Sixth Amendment increased the size of the revolving credit line to $4.0 million effective with the date of this amendment.

The Company is required to calculate its covenant compliance on a quarterly basis and as of June 30, 2020, the Company was in compliance with both its working capital and tangible net worth covenants. At June 30, 2020, the Company’s tangible net worth was approximately $6.8 million, while the Company’s working capital was approximately $6.9 million. Loan availability is based on eligible receivables less offsets, if any. Approximately $3.0 million was available on this credit line as of June 30, 2020, consisting of $4 million as 75% of eligible receivables, which is limited to the $4 million loan limit, less an offset of $50 thousand for state tax liabilities and no reduction on outstanding bank debt balance as of June 30, 2020. The sales tax offset will be reduced as the sales tax liability is paid down.

(8) Loss Per Share

Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares. Diluted loss per share reflects additional common shares that would have been outstanding if dilutive potential shares of common stock had been issued. Potential shares of common stock that may be issued by the Company include shares of common stock that may be issued upon exercise of outstanding stock options. Under the treasury stock method, the unexercised options are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase shares of common stock at the average market price during the period.

Basic and diluted loss per common share for the three-month period ended June 30, 2020 was $0.07, and diluted loss per common share excludes the effects of 314,493 common share equivalents, since such inclusion would be anti-dilutive. Basic and diluted loss per common share for the three-month period ended June 30, 2019 was $0.04, and diluted loss per common share excludes the effects of 471,199 common share equivalents, since such inclusion would be anti-dilutive. Basic and diluted loss per common share for the six-month period ended June 30, 2020 was $0.10, and diluted loss per common share excludes the effects of 314,493 common share equivalents, since such inclusion would be anti-dilutive. Basic and diluted loss per common share for the six-month period ended June 30, 2019 was $0.11, and diluted loss per common share excludes the effects of 471,199 common share equivalents, since such inclusion would be anti-dilutive. The common share equivalents consist of common shares issuable upon exercise of outstanding stock options.

(9)         Related Party Transactions

Jeremy Hitchcock, who serves as Executive Chairman of the Company’s Board of Directors, is the co-founder, Chief Executive Officer and a stockholder of Minim Inc. (“Minim”).  On July 25, 2019, the Company entered into a Master Partnership Agreement with Minim, together with a related Statement of Work, License, Collaborative Agreement, Software/Service Availability Agreement and Software/Service Support Level Agreement (collectively, the “Partnership Agreement”).  Under the Partnership Agreement, the Company will integrate Minim software and services into certain hardware products distributed by the Company, and Minim will be entitled to certain fees and a portion of revenue received from the end users of such services and software.  The Company and Minim entered into an additional Statement of Work on December 31, 2019 providing for further integration of Minim services, with a monthly minimum payment of $5,000 payable by the Company to Minim starting in January 2020 for a period of thirty-six months and a requirement for Minim to purchase at least $90,000 of the Company’s hardware by December 2022. As of June 30, 2020, the Company has made total payments of $45,000 to Minim under the Partnership Agreement.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995.

Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include but are not limited to statements regarding: Zoom's plans, expectations and intentions, including statements relating to Zoom's prospects and plans relating to sales of and markets for its products; and Zoom's financial condition or results of operations.

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

The Company has been headquartered in Boston, Massachusetts since its founding in 1977. Our current headquarters is located at 225 Franklin Street, Boston, MA 02110. The Company signed a twelve-month lease agreement for offices at 225 Franklin Street, Boston, MA and completed the move to this location on June 28, 2019. The lease has an automatic renewal option provision and renews unless cancelled under the terms of the agreement. This lease expired on June 30, 2020, although the Company is leasing space on a short-term basis while reviewing options for a long-term lease for headquarters in Boston.

In May 2020, the Company signed a two-year lease agreement for 3,218 square feet at 275 Turnpike Executive Park, Canton MA. The agreement includes a one-time option to cancel the second year of lease with three-month advance notice. The location is currently occupied by the research and development group of the Company.

We also lease a test/warehouse/ship facility in Tijuana, Mexico. In November 2014, we entered into a one-year lease with five one-year renewal options thereafter for an 11,390 square foot facility in Tijuana, Mexico. In September 2015, we extended the term of the Tijuana lease from December 1, 2015 through November 30, 2018. In September 2015, we also signed a new lease for additional space in the adjacent building, which doubled the existing capacity of our Tijuana facility. The original term of the lease was from March 1, 2016 through November 30, 2018. The Company currently has signed a lease extension to stay in the existing facilities through at least November 30, 2020.

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

As of June 30, 2020, Zoom had 39 full-time and part-time employees. Thirteen employees were engaged in research and development and quality control. Seven employees were involved in operations, which manages production, inventory, purchasing, warehousing, freight, invoicing, shipping, and returns. Thirteen employees were engaged in sales, marketing, and customer technical support. The remaining six employees performed executive, accounting, administrative, and management information systems functions. Our dedicated personnel in Tijuana, Mexico are employees of our Mexican service provider and not included in our headcount. On June 30, 2020, Zoom had five consultants, one in sales, one in marketing, two in manufacturing operations and one in information systems, who are not included in our headcount.

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

Leases. We adopted ASU 2016-02, “Leases (Topic 842)”, which requires lessees to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability. Lessor accounting under the standard is substantially unchanged. Additional qualitative and quantitative disclosures are also required. The Company adopted the standard effective January 1, 2019 using the alternative transition approach, which required the Company to apply the new lease standard to (i) all new lease contracts entered into after January 1, 2019 and (ii) all existing lease contracts as of January 1, 2018 through a cumulative adjustment to retained earnings. See Footnote 1 to the accompanying condensed consolidated financial statements for additional disclosure.

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

Price Protection Refunds. We have a policy of offering price protection to certain of our retailer and distributor customers for some or all their inventory. Under the price protection policies, when we reduce our prices for a product, the customer receives a credit for the difference between the original purchase price and our reduced price for their unsold inventory of that product. Our estimates for price protection refunds are based on a detailed understanding and tracking by customer and by sales program. Information from customer inventory-on-hand reports or from direct communications with the customers is used to estimate the refund. Price protection refunds are variable and are estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g., upon shipment of goods). The estimates due to price protection are historically not material.

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

Rebates and Promotions. Our rebates are based on a detailed understanding and tracking by customer and sales program. Rebates and promotions are variable and are estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g., upon shipment of goods). The estimates due to rebates and promotions are historically not material.

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

Taxes. As part of the process of preparing our financial statements we estimate our income tax expense and deferred income tax position. This process involves the estimation of our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not likely, we establish a valuation allowance. Changes in the valuation allowance are reflected in the statement of operations.

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

As of December 31, 2019, we had federal net operating loss carry forwards of approximately $56.3 million which are available to offset future taxable income. They are due to expire in varying amounts from 2020 to 2038. As of December 31, 2019, we had state net operating loss carry forwards of approximately $11.4 million which are available to offset future taxable income. They are due to expire in varying amounts from 2031 through 2038. A valuation allowance has been established for the full amount of deferred income tax assets as management has concluded that it is more-likely than-not that the benefits from such assets will not be realized.

Results of Operations

Comparison of the three months ended June 30, 2020 to the three months ended June 30, 2019

Summary. Net sales were $10.27 million for the second quarter ended June 30, 2020 (“Q2 2020”), up 25.9% from $8.16 million for the second quarter of 2019 (“Q2 2019”). We reported a net loss of $1.52 million or $0.07 per share for Q2 2019 compared to a net loss of $805 thousand or $0.04 per share for Q2 2019.

The addition of US tariffs and the COVID-19 pandemic has created potential disruptions to the Company’s operations. The 25% US tariffs assessed on products imported from China had a significant impact on cash and net loss for 2019. In the second quarter of 2020, these tariffs were $1.04 million. These tariffs will continue to have an impact on our financial performance until the Company has fully transitioned all of its production supply out of China. In late 2019, the Company made the decision to move its outsourced manufacturing operations from China to Vietnam, primarily to end the exposure to the trade-war imposed tariffs with China. While the COVID-19 pandemic caused delays in the original transition plan, the Company is worked actively with its primary outsourced development partner to establish manufacturing operations in Haiphong, Vietnam. The transition to Vietnam was completed in June 2020. All manufacturing of existing models will take place in Vietnam. During the balance of the year, only the initial manufacturing runs of new models will take place in China. The Company expects that this will save approximately $500,000 per month in tariff cost by Q1 2021, plus release an additional $800,000 in restricted cash over the next year related to performance bonds required to be posted related to the tariffs.

During this factory transition and while recovering from the COVID-19 related supply chain shock, the Company temporarily shifted from the use of primarily ocean freight during prior quarters to the use of primarily air freight during Q2 2020 to keep up with demand and replenish supply. This resulted in an additional $0.9 million in freight expense incurred during the second quarter. The tariffs and increased freight expense and were the primary reason for the Company recording a net loss of $1.53 million for the quarter.

The Company implemented cost cutting measures to conserve cash during the six months ended June 30, 2020, delaying the planned start dates of all new hiring during 2020, and gave notice that it will not renew the same footprint of its headquarters office lease when it expired in June 2020, The Company has, retained just one small office within thein the current co-work space office suite on a short-term, month-to-month basis at a cost of $720 per month. Despite the COVID-19 pandemic, the Company’s work force continues to work remotely, and is continuing operations. We negotiated extended and improved payment terms through the end of June 2020 with our primary outsourced manufacturing partner.

Net Sales. Our total net sales for Q2 2020 increased $2.1 million or 25.9% from Q2 2019. Most of this growth was driven by increases in cable modem and cable modem/routers, DSL products, and local area network products. In Q2 2020, three companies accounted for 10% or greater individually, and 88% in the aggregate, of our total net sales. In Q2 2019 two companies accounted for 10% or greater individually, and 83% in the aggregate, of our total net sales.

Gross Profit. Gross profit was $2.1 million or 20.7% of net sales in Q2 2020, a decrease from $2.8 million or 33.9% of net sales in Q2 2019. China tariff expense of approximately $1.0 million in Q2 2020 reduced gross margin by 10.1% of net revenues, compared with China tariff expense of approximately $416 thousand or 5.1% of net revenues in Q2 of 2019.

Selling Expense. Selling expense was $2.3 million or 22.2% of net sales in Q2 2020, down from $2.6 million or 31.3% of net sales in Q2 2019. The decrease of $0.3 million was primarily due to decreases in advertising and retailer-focused marketing expenses partially offset by increases in Motorola trademark royalty costs.

General and Administrative Expense. General and administrative expense was $716 thousand or 7.0% of net sales in Q2 2020, up from $557 thousand or 6.8% of net sales in Q2 2019. The increase of $159 thousand was primarily due to increased legal expenses.

Research and Development Expense. Research and development expense was $644 thousand or 6.3% of net sales in Q2 2020, up from $438 thousand or 5.4% of net sales in Q2 2019. The increase of $207 thousand was primarily due to increased salary and related expenses and new product testing and certification costs.

Other Income (Expense), Net. Other expense was $1 thousand in Q2 2020 and $12 thousand in Q2 2019, reflecting reduced interest costs on our working capital line of credit.

Net Loss. Net loss was $1.53 million for Q2 2020, compared to net loss of $805 thousand for Q2 2019, primarily due to tariff-related reduction of gross profit and increased freight costs associated with inventory supply disruptions caused by COVID-19.

Comparison of the six months ended June 30, 2020 to the six months ended June 30, 2019

Summary. Net sales were $22.2 million for the six months ended June 30, 2020, up 37.5% from $16.2 million for the six months ended June 30, 2019. We reported a net loss of $2.3 million for the six months ended June 30, 2020 compared to a net loss of $1.9 million for the six months ended June 30, 2019. Loss per diluted share was $0.10 for the six months ended June 30, 2020 compared to a loss per diluted share of $0.11 for the six months ended June 30, 2019.

Net Sales. Our total net sales for the six months ended June 30, 2020 increased $6.1 million or 37.5% from the six months ended June 30, 2019, primarily due to continued revenue growth of Motorola brand products in response to strong consumer demand for home networking equipment. Geographically, our North American sales continued their dominant share of our overall sales, representing 98% and 97% of our net sales through six months ended June 30, 2020 and 2019 respectively. In the six months ended June 30, 2020, three companies accounted for 10% or greater individually, and 89% in the aggregate, of our total net sales. In the six months ended June 30, 2019, two companies accounted for 10% or greater individually, and 82% in the aggregate, of our total net sales.

Gross Profit. Gross profit was $5.2 million for the six months ended June 30, 2020 and June 30, 2019. Our gross margin for the first six months of 2020 was 23.5%, down from our gross margin of 32.1% for the six months ended June 30, 2019, primarily due to China tariffs increasing cost of goods by approximately $2.5 million or 11.4% of net revenues and increased use of air freight during Q220.

Selling Expense. Selling expense was $4.6 million or 20.9% of net sales in the six months ended June 30, 2020, down from $5.0 million or 30.9% of net sales in the six months ended June 30, 2019. The decrease of $363 thousand was primarily due to decreased advertising expense partially offset by increased Motorola trademark royalty costs.

General and Administrative Expense. General and administrative expense was $1.5 million or 6.9% of net sales for the six months ended June 30, 2020, up from $1.1 million or 7.0% of net sales for the six months ended June 30, 2019. The increase of $419 thousand was primarily due to increased legal costs in support of private investment, proxy and annual meeting, and other services and salary costs associated with executive management changes during the first half of the year.

Research and Development Expense. Research and development expense was $1.3 million or 5.8% of net sales in the six months ended June 30, 2020, up from $920 thousand or 5.7% of net sales in the six months ended June 30, 2019. The increase of $377 thousand was due primarily to increased salary and fringe benefit costs reflecting new hires made during the second half of 2019, and partly reduced by lower product certification expenses.

Other Income (Expense). Other expense for the six months ended June 30, 2020 was $7 thousand versus $46 thousand in the six months ended June 30, 2019. The difference is primarily due to decreased interest expense incurred on our working capital line of credit.

Net Loss. Net loss was $2.3 million for the six months ended June 30, 2020, compared to a net loss of $1.9 million for six months ended June 30, 2019.

Liquidity and Capital Resources

The Company’s cash, cash equivalents and restricted cash balance on June 30, 2020 was $8.4 million, of which $800 thousand was restricted and related to tariff payment bonds. This compares to $1.4 million on December 31, 2019, of which $150 thousand was restricted and related to tariff payment bonds. On June 30, 2020, the Company had no borrowings outstanding under its $3.0 million working capital credit line, $583.3 thousand outstanding under a note, working capital of $6.9 million, and a current ratio of 1.6.

The Company closed on a $3.4 million private placement and issued an aggregate of 2,237,103 shares on May 26, 2020 at a purchase price of $1.52 per share. In connection with the closing of the offering, two designees of an investor in the private placement joined Zoom’s Board of Directors.

The Company closed on a $5.0 million private placement and issued an aggregate of 4,545,455 shares on May 3, 2019 at a purchase price of $1.10 per share. In connection with the closing of the offering, two designees of an investor in the private placement joined Zoom’s Board of Directors.

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

The assessment of US tariffs and the COVID-19 pandemic have given rise to potential disruptions to the Company’s operations. The 25% US tariffs assessed on products imported from China had a significant impact on cash and net loss for 2019 and the first half of 2020. In the six months ended June 30, 2020, these tariffs were $2.5 million and were the primary reason for the Company recording a net loss of $2.3 million for the same period. These tariffs are expected to be reduced during the second half of 2020 to below $100 thousand a month by year end. The transition to Vietnam is complete and all current models of the Company’s products are now being manufactured in Vietnam as of the end of June 2020.

 The Company implemented cost cutting measures to conserve cash during the six months ended June 30, 2020, delaying the planned start dates of all new hiring during 2020, and gave notice that it will not renew the same footprint of its headquarters office lease when it expired in June 2020, retaining just one small office in the current co-work space office suite. Despite the COVID-19 pandemic, the Company’s work force continues to work remotely, and is continuing operations. We negotiated extended and improved payment terms through the end of June 2020 with our primary outsourced manufacturing partner.

Due to requirements of the United States Department of Homeland Security and resulting from the continued 25% tariff on imports from China, the Company was required to commit to three letters of credit totaling $800 thousand. These funds are reported as restricted cash on the accompanying condensed consolidated balance sheets.

The Company applied for and received approval for an SBA Paycheck Protection Plan Loan with Primary Bank under the CARES Act. The loan from the US government in the amount of $583.3 thousand was approved in mid-April and funded in late April 2020.

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

The Company entered into an extension of its networking product license agreement with Motorola through 2025 and also entered into a new license agreement with Motorola to sell consumer grade home security and monitoring products and to provide related services. The Company continues to develop new products and expects to introduce several new models to the market during the remainder of 2020 and 2021.

The Company’s ability to maintain adequate levels of liquidity depends in part on its ability to sell inventory on hand, to continue to manufacture and import more inventory to meet existing demand, and to collect related receivables. The Company has executed its plan to move the manufacture of its products to outside of China by the end of June 2020. The Company also continues to work with its distribution partners in North America to deliver inventory to its customers. The current environment is difficult, particularly due to the COVID-19 pandemic, and the outcome of these matters cannot be predicted with any certainty at this time. While the Company is currently benefitting from increased demand for its products, there can be no assurance this increased demand will continue or that COVID-19 related disruptions in the supply chain will not occur again, which would raise challenges to the Company’s ability to continue as a going concern.

Commitments

During the six months ended June 30, 2020, except as otherwise disclosed in this Form 10-Q, there were no material changes to our capital commitments and contractual obligations from those disclosed in our Form 10-K for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of June 30, 2020. With the adoption of ASU 2016-02, “Leases (Topic 842)”, which requires lessees to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability, effective January 1, 2019, off-balance sheet lease arrangements are now reported on the Company balance sheet. See Footnote 5 to the accompanying condensed consolidated financial statements for additional disclosure.

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

In connection with the preparation of this Quarterly Report on the Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes in our internal control over financial reporting during the period covered by this report that have affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.
LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, please refer to Note 4(a), “Contingencies” of the Notes to Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A.
RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

Nevertheless, we call your attention to the Item 1-A. – Risk Factors section of our Form 10-K for the year ended December 31, 2019 as supplemented by additional risk factors found in the Item 1A. – Risk Factors section of our Form 10-Q for the quarterly period ended March 31, 2020.

ITEM 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.
DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.
MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.
OTHER INFORMATION

None.

ITEM 6.
EXHIBITS

Exhibit No.	Exhibit Description

3.1
Form of Amended and Restated Certificate of Incorporation of Zoom Telephonics, Inc. (incorporated by reference to Exhibit 3.1 the Registrant’s Registration Statement on Form 10, filed on September 4, 2009).

3.2
Certificate of Amendment to Amended and Restated Certificate of Incorporation of Zoom Telephonics, Inc. (incorporated by the reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on November 18, 2015).

3.3
Certificate of Amendment to Amended and Restated Certificate of Incorporation of Zoom Telephonics, Inc. (incorporated by the reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on July 30, 2019).

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on November 18, 2015).
3.5	Amended and Restated Bylaws of Zoom Telephonics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on May 13, 2020).
10.1
Separation Agreement, dated as of May 15, 2020, by and between Zoom Telephonics, Inc. and Joseph L. Wytanis (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 21, 2020).*

10.2
Stock Purchase Agreement, dated May 26, 2020, by and between the Zoom Telephonics, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 27, 2020).

31.1 31.2 32.1 32.2	Rule 13a-14(a) Certification of PEO. Rule 13a-14(a) Certification of PFO. Section 1350 Certification of PEO.+ Section 1350 Certification of PFO.+
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

ZOOM TELEPHONICS, INC. (Registrant)

Date: August 13, 2020	By:	/s/ JACQUELYN BARRY HAMILTON
Jacquelyn Barry Hamilton Chief Financial Officer (on behalf of Registrant and as Principal Financial Officer)