Form 10-Q/A
period 2020-06-30
Zoom Telephonics, Inc.
filed 2020-08-14
CIK 1467761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE

This Amendment No. 1 to the quarterly report on Form 10-Q for the period ended June 30, 2020, filed with the Securities and Exchange Commission on August 13, 2020 (the “Original Filing”), is being filed solely for the purpose of correcting an error reflected in Note 4(b) to the Notes to Condensed Consolidated Financial Statements contained in Item 1 of the Form 10-Q that relates to the minimum annual royalty payment outstanding for the remainder of 2020. No other changes have been made to the Original Filing.

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

In connection with the License Agreement, the Company has committed to reserve a certain percentage of wholesale prices for use in advertising, merchandising and promotion of the related products. Additionally, the Company is required to make quarterly royalty payments equal to a certain percentage of the preceding quarter’s net sales with minimum annual royalty payments as follows:

Year ending December 31,

2020 remaining:	$2,550,000
2021:	$4,300,000
2022:	$4,300,000
2023:	$4,300,000
2024:	$4,300,000
2025:	$4,300,000

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

ZOOM TELEPHONICS, INC. (Registrant)

Date: August 14, 2020	By:	/s/ JACQUELYN BARRY HAMILTON
Jacquelyn Barry Hamilton Chief Financial Officer (on behalf of Registrant and as Principal Financial Officer)