Form 10-Q
period 2020-09-30
Zoom Telephonics, Inc.
filed 2020-11-13
CIK 1467761

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q
______________

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to ________

Commission File Number 0-53722

———————
ZOOM TELEPHONICS, INC.
(Exact Name of Registrant as Specified in its Charter)
———————

Delaware	04-2621506
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

101 Arch Street, Boston, Massachusetts	02110
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (617) 423-1072

225 Franklin Street, Boston, Massachusetts 02110

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of November 10, 2020, was 24,058,642 shares.

ZOOM TELEPHONICS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS

ZOOM TELEPHONICS, INC.
Condensed Consolidated Balance Sheets

ASSETS	September 30, 2020 (Unaudited)	December 31, 2019
Current assets
Cash and cash equivalents	$4,013,690	$1,216,893
Restricted cash	800,000	150,000
Accounts receivable, net	6,577,447	4,070,576
Inventories, net	9,693,326	7,440,350
Prepaid expenses and other current assets	128,847	269,738
Total current assets	21,213,310	13,147,557

Other assets	914,884	349,335
Operating lease right-of-use assets, net	107,343	102,716
Equipment, net	460,534	303,099
Total assets	$22,696,071	$13,902,707

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$10,513,620	$5,024,529
Current maturities of long-term debt	354,968	––
Current maturities of operating lease liabilities	72,739	102,716
Accrued expenses	4,015,666	2,666,471
Total current liabilities	$14,956,993	$7,793,716

Long-term debt, less current maturities	228,332	––
Operating lease liabilities, less current maturities	34,738	––
Total liabilities	$15,220,063	$7,793,716

Commitments and contingencies (Notes 4 and 5)

Stockholders' equity
Common stock: Authorized: 40,000,000 shares at $0.01 par value
Issued and outstanding: 23,921,142 shares at September 30, 2020 and 20,929,928 shares at December 31, 2019	239,211	209,299
Additional paid in capital	50,454,720	46,496,330
Accumulated deficit	(43,217,923)	(40,596,638)
Total stockholders' equity	7,476,008	6,108,991
Total liabilities and stockholders' equity	$22,696,071	$13,902,707

See accompanying notes to condensed consolidated financial statements.

ZOOM TELEPHONICS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net sales	$12,027,457	$10,874,149	$34,255,817	$27,042,961
Cost of goods sold	8,150,901	7,746,821	25,160,174	18,728,928
Gross profit	3,876,556	3,127,328	9,095,643	8,314,033

Operating expenses:
Selling	2,012,314	2,067,728	6,650,047	7,068,841
General and administrative	1,468,187	733,486	3,012,292	1,858,043
Research and development	728,258	563,881	2,025,502	1,484,160
Total operating expenses	4,208,759	3,365,095	11,687,841	10,411,044

Operating loss	(332,203)	(237,767)	(2,592,198)	(2,097,011)

Other income (expense):
Interest income	272	5,626	1,064	9,627
Interest expense	(5,420)	––	(13,852)	(48,405)
Other, net	(1,150)	36,156	(707)	34,251
Total other income (expense)	(6,298)	41,782	(13,495)	(4,527)

Loss before income taxes	(338,501)	(195,985)	(2,605,693)	(2,101,538)

Income taxes	2,920	3,641	15,592	24,319

Net loss	$(341,421)	$(199,626)	$(2,621,285)	$(2,125,857)

Net loss per share:
Basic and diluted	$(0.01)	$(0.01)	$(0.12)	$(0.11)

Basic and diluted weighted average common and common equivalent shares	23,887,718	20,832,174	22,419,823	18,696,083

See accompanying notes to condensed consolidated financial statements.

ZOOM TELEPHONICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

For the three and nine-month period ended September 30, 2020
	Common Stock
	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Total

Balance at January 1, 2020	20,929,928	$209,299	$46,496,330	$(40,596,638)	$6,108,991

Net loss	––	––	––	(751,879)	(751,879)
Stock option exercise	346,834	3,468	194,190	––	197,658
Stock based compensation	––	––	127,053	––	127,053
Balance at March 31, 2020	21,276,762	$212,767	$46,817,573	$(41,348,517)	$5,681,823
Net loss	––	––	––	(1,527,985)	(1,527,985)
Private investment offering, net of offering costs of $237,030	2,237,103	22,371	3,140,999	––	3,163,370
Stock option exercise	267,566	2,676	211,716	––	214,392
Stock based compensation	––	––	67,548	––	67,548
Balance at June 30, 2020	23,781,431	$237,814	$50,237,836	$(42,876,502)	$7,599,148
Net loss	––	––	––	(341,421)	(341,421)
Stock option exercise	139,711	1,397	129,443	––	130,840
Stock based compensation	––	––	87,441	––	87,441
Balance at September 30, 2020	23,921,142	$239,211	$50,454,720	$(43,217,923)	$7,476,008

For the three and nine-month period ended September 30, 2019
	Common Stock
	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Total

Balance at January 1, 2019	16,124,681	$161,247	$41,035,936	$(37,320,838)	$3,876,345

Net loss	––	––	––	(1,121,118)	(1,121,118)
Stock option exercise	37,500	375	4,725	––	5,100
Stock based compensation	––	––	175,012	––	175,012
Balance at March 31, 2019	16,162,181	$161,622	$41,215,673	$(38,441,956)	$2,935,339
Net loss	––	––	––	(805,113)	(805,113)
Private investment offering, net of offering costs of $57,391	4,545,455	45,454	4,897,155	––	4,942,609
Stock option exercise	35,000	350	8,400	––	8,750
Stock based compensation	––	––	138,756	––	138,756
Balance at June 30, 2019	20,742,636	$207,426	$46,259,984	$(39,247,069)	$7,220,341
Net loss	––	––	––	(199,626)	(199,626)
Stock option exercise	137,500	1,375	32,975	––	34,350
Stock based compensation	––	––	118,276	––	118,276
Balance at September 30, 2019	20,880,136	$208,801	$46,411,235	$(39,446,695)	$7,173,341

See accompanying notes to condensed consolidated financial statements.

ZOOM TELEPHONICS, INC.
Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(2,621,285)	$(2,125,857)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	139,940	252,471
Amortization of right-of-use assets	91,572	268,155
Stock based compensation	282,042	432,044
(Recovery of) provision for accounts receivable allowances	(102,632)	8,549
Provision for inventory reserves	19,781	19,983
Changes in operating assets and liabilities:
Accounts receivable	(2,404,239)	(1,996,450)
Inventories	(2,272,757)	1,565,903
Prepaid expenses and other current assets	140,891	533,486
Operating lease liabilities	(91,438)	(293,489)
Accounts payable and accrued expenses	6,838,286	494,221
Net cash provided by (used in) operating activities	20,161	(839,984)

Cash flows from investing activities:
Certification and software costs incurred and capitalized	(608,384)	(135,000)
Purchases of equipment	(254,540)	(120,715)
Net cash used in investing activities	(862,924)	(255,715)

Cash flows from financing activities:
Net payments on bank credit lines	––	(1,741,272)
Proceeds from debt	583,300	––
Net proceeds from private placement offering	3,163,370	4,942,609
Proceeds from stock option exercises	542,890	48,200
Net cash provided by financing activities	4,289,560	3,249,537

Net increase in cash, cash equivalents, and restricted cash	3,446,797	2,153,838

Cash, cash equivalents, and restricted cash- Beginning	1,366,893	125,982

Cash, cash equivalents, and restricted cash- Ending	$4,813,690	$2,279,820

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$13,852	$48,405
Income taxes	$15,592	$24,319
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the total of the same such amounts shown above:
Cash and cash equivalents	$4,013,690	$2,129,820
Restricted cash	800,000	150,000
Total cash, cash equivalents and restricted cash	$4,813,690	$2,279,820

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and contemplates continuity of operations, realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company’s ability to continue as a going concern is contingent upon, among other factors, the Company’s ability to generate sufficient cash flow from operations, maintain or decrease operating expense ratios, obtain additional equity or debt financing and comply with the financial and other covenants contained in the Company’s Financing Agreement, as amended, as described in Note 7. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Subsequent Events

The Company has evaluated subsequent events from September 30, 2020 through the date of this filing and has determined that there are no such events requiring recognition or disclosure in the financial statements.

Sales Tax

The Company has a state sales tax liability stemming from the Company’s ‘Fulfilled By Amazon’ sales agreement which allows Amazon to warehouse the Company’s inventory throughout a number of states. Sales tax is collected in states where the Company is required to collect, and the Company is registered in each of these states. Sales and Use Tax filings are completed and filed and tax remitted back to the states is consistent with the individual state filing requirements. Changes to state sales tax regulations are monitored to stay current with the law. As of September 30, 2020, approximately $50 thousand of the original state sales tax liability remains open. The additional liability of approximately $37 thousand relates to sales tax that has been collected and not yet remitted to the respective states.

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

● Identification of the performance obligations in the contract — performance obligations promised in a contract are identified based on the goods that will be transferred to the customer that are distinct, whereby the customer can benefit from the goods on its own or together with other resources that are readily available from third parties or from us.

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

● Volume Rebates and Promotion Programs - volume rebates are variable dependent upon the volume of goods sold-through the Company’s customers to end-users and are estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g., upon shipment of goods). The estimates due to rebates and promotions are historically not material.

Accounts receivable, net:
	September 30, 2020	December 31, 2019
Gross accounts receivable	$6,751,050	$4,346,810
Allowance for doubtful accounts	(173,603)	(276,234)

Total accounts receivable, net	$6,577,447	$4,070,576

Accrued expenses:
	September 30, 2020	December 31, 2019
Audit, legal, payroll	$273,190	$256,966
Royalty costs	2,056,714	1,125,000
Sales and use tax	87,114	148,836
Sales allowances *	1,178,591	901,196
Other	420,057	234,473
Total accrued expenses	$4,015,666	$2,666,471

------------------------------------------------------------------------------------------------------------------------------------------------------------
* A related inventory contract asset stemming from the sales return reserve of $468 thousand and $376 thousand is included within inventories on the accompanying condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, respectively.

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

Disaggregated revenue by distribution channel for three and nine months ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Retailers	$9,797,021	$10,479,310	$29,093,066	$25,152,291
Distributors	1,628,387	122,111	3,813,533	1,087,152
Other	602,049	272,728	1,349,218	803,518
Total	$12,027,457	$10,874,149	$34,255,817	$27,042,961

Disaggregated revenue by product for three and nine months ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Cable modems & gateways	$11,399,705	$10,004,675	$31,762,498	$24,291,501
Other	627,752	869,474	2,493,319	2,751,460
Total	$12,027,457	$10,874,149	$34,255,817	$27,042,961

Revenue is recognized when obligations under the terms of a contract with customers are satisfied. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring the products. Based on the nature of the Company’s products and customer contracts, the Company has not recorded any deferred revenue as of September 30, 2020 and December 31, 2019. Any agreements with customers that could impact revenue such as rebates or promotions are recognized in the period of agreement.

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

 (2) Liquidity

The Company’s cash, cash equivalents and restricted cash balance on September 30, 2020 was $4.8 million of which $800 thousand was restricted. This compares to $1.4 million on December 31, 2019 of which $150 thousand was restricted. As of September 30, 2020, the Company had no debt outstanding on its $4.0 million credit line, $583.3 thousand on a note, working capital of $6.3 million, and a current ratio of 1.4.

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

The Company’s recent net loss of $2.6 million for the nine months ended September 30, 2020 has raised management concerns as to the Company’s ability to continue as going concern within one year from the date of filing these financial statements. The Company’s condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplates continuity of operations, realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company’s ability to continue as a going concern is contingent upon, among other factors, the Company’s ability to generate sufficient cash flow from operations, maintain or decrease operating expense ratios, obtain additional equity or debt financing and comply with the financial and other covenants contained in the Company’s Financing Agreement, as amended, as described in Note 7. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The addition of US tariffs and the Coronavirus (“COVID-19”) pandemic has created potential disruptions to the Company’s operations. The 25% US tariffs assessed on products imported from China had a significant impact on cash and net loss for 2019 and the first two quarters of 2020. In the first quarter of 2020, tariffs were $1.5 million. In the second quarter of 2020, tariffs were $1.0 million. In the third quarter of 2020, tariffs were $115.5 thousand. These tariffs had an unfavorable impact on our financial performance until July 2020, the first full month after which the Company fully transitioned all of its core production supply out of China. In late 2019, the Company made the decision to move its outsourced manufacturing operations from China to Vietnam, primarily to end the exposure to the trade-war imposed tariffs with China. While the COVID-19 pandemic caused delays in the original transition plan, the Company worked actively with its primary outsourced development partner to establish manufacturing operations in Haiphong, Vietnam. As noted above, the transition to Vietnam was completed in June 2020. All manufacturing of existing models now takes place in Vietnam. For the balance of the year, only the initial manufacturing runs of new models will take place in China.

The Company implemented cost cutting measures to conserve cash during the nine months ended September 30, 2020, including delaying the planned start dates of all new hiring during 2020, and not renewing the same footprint of its headquarters office lease when it expired in June 2020. The Company downsized its executive offices by retaining a small office within the City of Boston on a short-term, month-to-month basis at a cost of $682 per month starting November 1, 2020. The Company negotiated extended and improved payment terms through the end of June 2020 with its primary outsourced manufacturing partner and as of September 30, 2020 the Company has fully paid all invoices with these extended payment terms.

Due to requirements of the United States Department of Homeland Security and resulting from the continued 25% tariff on imports from China, the Company was required to commit to three letters of credit totaling $800 thousand. These funds are reported as restricted cash on the accompanying condensed consolidated balance sheets:

Effective Date	Expiration Date	September 30, 2020	December 31, 2019
July 9, 2019	July 8, 2020 *	$150,000	$150,000
January 8, 2020	January 7, 2021	400,000	––
April 6, 2020	April 5, 2021	250,000	––
Total		$800,000	$150,000

------------------------------------------------------------------------------------------------------------------------------------------------------------
* Although the letter of credit dated July 9, 2019 expired on July 8, 2020, the restricted cash committed under this letter of credit remains in effect until the Company finalizes an administrative application requesting the release of the cash.

The Company applied for and received approval for a Small Business Administration (“SBA”) Paycheck Protection Plan Loan with Primary Bank under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The loan from the US government in the amount of $583.3 thousand was approved and funded in April 2020. The Company submitted an application for forgiveness of this loan in October 2020.

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

 (3) Inventories

Inventories consist of :	September 30, 2020	December 31, 2019
Raw Materials	$2,228,272	$911,054
Work in process	––	10,284
Finished goods	7,465,054	6,519,012
Total	$9,693,326	$7,440,350

Finished goods includes consigned inventory of approximately $0.7 million at September 30, 2020 and approximately $1.8 million at December 31, 2019. The Company reviews inventory for obsolete and slow-moving products each quarter and makes provisions based on its estimate of the probability that the material will not be consumed or that it will be sold below cost. The provision for inventory reserves was negligible for both three and nine months ended September 30, 2020 and 2019, respectively.

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

(b) Commitments

In May 2015, Zoom entered into a License Agreement with Motorola Mobility LLC (the “Networking Product License Agreement”). The Networking Product License Agreement provides Zoom with an exclusive license to use certain trademarks owned by Motorola Trademark Holdings, LLC for the manufacture, sale, and marketing of consumer cable modem products in the United States and Canada through certain authorized sales channels.

In August 2016, Zoom entered into an amendment to the Networking Product License Agreement (the “First Agreement”) with Motorola Mobility LLC. The First Amendment expands Zoom’s exclusive license to use the Motorola trademark to a wide range of authorized channels worldwide, and expands the license from cable modems and gateways to also include consumer routers, WiFi range extenders, home powerline network adapters, and access points.

In August 2017, Zoom entered into an amendment to the Networking Product License Agreement (the “Second Amendment”) with Motorola Mobility LLC. The Second Amendment expands Zoom’s exclusive license to use the Motorola trademark to a wide range of authorized channels worldwide, and expands the license from cable modems, gateways, consumer routers, WiFi range extenders, home powerline network adapters, and access points to also include MoCa adapters, and cellular sensors. The Networking Product License Agreement, as amended, had a five-year term beginning January 1, 2016 through December 31, 2020.

In March 2020, Zoom entered into an amendment to the Networking Product License Agreement (the “Third Amendment”) with Motorola Mobility LLC. The Third Amendment expands Zoom’s exclusive license to use the Motorola trademark to a wide range of authorized channels worldwide, including Service Provider Channels. The Networking Product License Agreement, as amended, has a ten-year term beginning January 1, 2016 through December 31, 2025 and modified the minimum annual royalty payments starting for the year ending December 31, 2021 as outlined below.

In connection with the Networking Product License Agreement, as amended, the Company has committed to reserve a certain percentage of wholesale prices for use in advertising, merchandising and promotion of the related products. Additionally, the Company is required to make quarterly royalty payments equal to a certain percentage of the preceding quarter’s net sales with minimum annual royalty payments as follows:

Year ending December 31,

2020 (remaining):	$1,275,000
2021:	$4,300,000
2022:	$4,300,000
2023:	$4,300,000
2024:	$4,300,000
2025:	$4,300,000

Royalty expense under the Networking Product License Agreement was $1,275,000 for the third quarter of 2020 and $1,125,000 for the third quarter of 2019. Royalty expense for the nine-months ended September 30, 2020 was $3,825,000 compared to $3,375,000 in the nine-months ended September 30, 2019. Royalty expense is included in selling expense on the accompanying condensed consolidated statements of operations.

Additionally in March 2020, Zoom entered into a new, separate License Agreement (the “2020 License Agreement”) with Motorola Mobility LLC to provide Zoom with an exclusive global license to use certain trademarks owned by Motorola Trademark Holdings, LLC for the manufacture, sale, and marketing of consumer-grade home security, monitoring and energy management products and services globally. The 2020 License Agreement is effective January 1, 2021 and extends through December 31, 2025.

In connection with the 2020 License Agreement, the Company has committed to reserve a certain percentage of wholesale prices for use in advertising, merchandising and promotion of the related products. Additionally, the Company is required to make quarterly royalty payments equal to a certain percentage of the preceding quarter’s net sales with minimum annual royalty payments as follows:

Year Ending December 31,
2021	$2,050,000
2022	$2,300,000
2023	$2,550,000
2024	$2,800,000
2025	$2,800,000

(5) Lease Obligations

In May 2020, the Company signed a two-year lease agreement for 3,218 square feet at 275 Turnpike Executive Park, Canton MA. The agreement includes a one-time option to cancel the second year of lease with three-month advance notice. The location is currently being occupied by the research and development group of the Company. Rent expense for the three and nine months ended September 30, 2020 was $12.9 thousand and $17.2 thousand, respectively.

The Company was previously a party to a one-year lease agreement for its executive offices at 225 Franklin Street, Boston, MA on June 28, 2019. This lease originally expired on June 30, 2020, after which the Company reduced its footprint of leased space and continued on a short-term basis until October 31, 2020. At that time, the Company signed a month to month lease agreement for a single office at 101 Arch Street, Boston, MA beginning November 1, 2020, while reviewing options for long-term lease for headquarters in Boston. The Company has elected to apply the short-term lease exception under ASC 842 which does not require the recognition of an operating lease liability or right-of-use asset on the condensed consolidated balance sheet in relation to the lease at 225 Franklin Street or the lease at 101 Arch Street. Rent expense was $2.8 thousand for the third quarter of 2020 and $117.6 thousand for the third quarter of 2019. Rent expense was $263.8 thousand for the first nine months of 2020 and $325.4 thousand for the first nine months of 2019.

The Company performs most of the final assembly, testing, packaging, warehousing and distribution logistics at a production and warehouse facility in Tijuana, Mexico. In November 2014, the Company signed a one-year lease with five one-year renewal options thereafter for an 11,390 square foot facility in Tijuana, Mexico. In September 2015, Zoom extended the term of the lease from December 1, 2015 through November 30, 2018. In September 2015, Zoom also signed a new lease for additional space in the adjacent building, which doubled its capacity. The term of this lease was from March 1, 2016 through November 30, 2018. The Company currently has a signed lease extension to stay in the existing facilities through at least November 30, 2020 and is in the process of extending for another two years to November 30, 2022. Rent expense was $26.6 thousand for both the third quarter of 2020 and the third quarter of 2019. Rent expense was $79.7 thousand for both the first nine months of 2020 and the first nine months of 2019.

The Company also had a lease for approximately 1,550 square feet in Boston, MA that expired on October 31, 2019 and had been renewed for an additional one-year period starting November 1, 2019. The Company has since negotiated out of this lease effective June 30, 2020. The Company had another one-year lease signed in December 2019 for approximately 1,500 square feet in Boston. The Company also negotiated out of this lease effective July 31, 2020. The Company has elected to apply the short-term lease exception for both of these leases under ASC 842 which does not require the recognition of an operating lease liability or right-of-use asset on the condensed consolidated balance sheet in relation to either lease. Rent expense for these leases was approximately $6.0 thousand for the third quarter of 2020 and $18.0 thousand for the third quarter of 2019. Rent expense was $76.8 thousand for the first nine months of 2020 and $54 thousand for the first nine months of 2019.

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

 As of September 30, 2020, the Company's estimated future minimum committed rental payments, excluding executory costs, under the operating leases described above to their expiration or the earliest possible termination date, whichever is sooner, are approximately $39.4 thousand for the remainder of 2020, approximately $53.4 thousand for 2021, and approximately $22.8 thousand for 2022. There are no future minimum committed rental payments that extend beyond 2022.

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

The following table presents information about the amount and timing of the Company’s operating leases as of September 30, 2020.

Maturity of Lease Liabilities	Lease Payments
2020 (remaining)	$39,429
2021	53,365
2022	22,794
Total undiscounted operating lease payments	115,588
Less: Imputed interest	(8,111)
Present value of operating lease liabilities	$107,477

Balance Sheet Classification
Current maturities of operating lease liabilities	$72,739
Operating lease liabilities, less current maturities	34,738
Total operating lease liabilities	$107,477

Other Information
Weighted-average remaining lease term for operating leases	1.3 years
Weighted-average discount rate for operating leases	10%

Cash Flows

Upon adoption of the new lease standard at the beginning of fiscal year 2019, the Company recorded a lease liability in the amount of $420,899, right-of-use assets of $395,565, and reclassified deferred rent of $25,334 as a reduction of the right-of-use assets. During the three months-ended June 30, 2020, the Company recorded an additional lease liability and corresponding right-of-use asset of $96,199 related to the Company’s Canton, MA lease. During the nine months-ended September 30, 2020, the operating lease liability was reduced by $91,438 and we recorded amortization of our right-of-use assets of $91,572.

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Nine Months Ended September 30,
	2020	2019
Operating cash flow information:
Amounts included in measurement of lease liabilities	$96,832	$297,790
Non-cash activities:
Right-of-use assets obtained in exchange for lease obligations	$96,199	$395,565

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

Relatively few companies account for a substantial portion of the Company’s revenues.  In the third quarter of 2020, three companies accounted for 10% or greater individually, and 85% in the aggregate of the Company’s total net sales. In the first nine months of 2020, three companies accounted for 10% or greater individually, and 88% in the aggregate of the Company’s total net sales. At September 30, 2020, three companies with an accounts receivable balance of 10% or greater individually accounted for a combined 91% of the Company’s accounts receivable. In the third quarter of 2019, two companies accounted for 10% or greater individually, and 86% in the aggregate of the Company’s total net sales. In the first nine months of 2019, two companies accounted for 10% or greater individually, and 83% in the aggregate of the Company’s total net sales. At September 30, 2019, three companies with an accounts receivable balance of 10% or greater individually accounted for a combined 86% of the Company’s accounts receivable.

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

The Company depends on many third-party suppliers for key components contained in its product offerings. For some of these components, the Company may only use a single source supplier, in part due to the lack of alternative sources of supply. During the third quarter of 2020, the Company had one supplier that provided 94% of the Company's purchased inventory. During the third quarter of 2019, the Company had one supplier that provided 95% of the Company's purchased inventory. During the first nine months of 2020, the Company had two suppliers that provided 99% of the Company's purchased inventory. During the first nine months of 2019, the Company had one supplier that provided 95% of the Company's purchased inventory.

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

On March 25, 2014, the Company entered into an amendment to the Financing Agreement (the “Amendment”) with an effective date of January 1, 2013. The Amendment clarified the definition of current assets in the Financing Agreement, reduced the size of the revolving credit line to $1.25 million, and revised the financial covenants so that Zoom was required to maintain tangible net worth of not less than $2.0 million and working capital of not less than $1.75 million.

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

On November 2, 2018, the Company entered into a fifth amendment to the Financing Agreement (the “Fifth Amendment”). The Fifth Amendment reduced the effective interest rate by 1 percentage point and reduced the annual facility fee by 0.25 percent.

On April 13, 2020, the Company entered into a sixth amendment to the Financing Agreement (the “Sixth Amendment”). The Sixth Amendment increased the size of the revolving credit line to $4.0 million effective with the date of the Sixth Amendment.

The Company is required to calculate its covenant compliance on a quarterly basis and as of September 30, 2020, the Company was in compliance with both its working capital and tangible net worth covenants. At September 30, 2020, the Company’s tangible net worth was approximately $6.5 million, while the Company’s working capital was approximately $6.3 million. Loan availability is based on eligible receivables less offsets, if any. Approximately $4.0 million was available on this credit line as of September 30, 2020, consisting of $4 million as 75% of eligible receivables, which is limited to the $4 million loan limit, less an offset of $50 thousand for state tax liabilities and no reduction on outstanding bank debt balance as of September 30, 2020. The sales tax offset will be reduced as the sales tax liability is paid down.

(8) Loss Per Share

Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares, except for periods with a loss from operations.  Diluted loss per share reflects additional common shares that would have been outstanding if dilutive potential shares of common stock had been issued.  Potential shares of common stock that may be issued by the Company include shares of common stock that may be issued upon exercise of outstanding stock options. Under the treasury stock method, the unexercised options are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase shares of common stock at the average market price during the period.

Basic and diluted loss per common share for the three-month period ended September 30, 2020 was $0.01, and diluted loss per common share excludes the effects of 306,532 common share equivalents, since such inclusion would be anti-dilutive. Basic and diluted loss per common share for the three-month period ended September 30, 2019 was $0.01, and diluted loss per common share excludes the effects of 496,319 common share equivalents, since such inclusion would be anti-dilutive. Basic and diluted loss per common share for the nine-month period ended September 30, 2020 was $0.12, and diluted loss per common share excludes the effects of 306,532 common share equivalents, since such inclusion would be anti-dilutive. Basic and diluted loss per common share for the nine-month period ended September 30, 2019 was $0.11, and diluted loss per common share excludes the effects of 496,319 common share equivalents, since such inclusion would be anti-dilutive.

(9)         Related Party Transactions

Jeremy Hitchcock, who serves as Executive Chairman of the Company’s Board of Directors, is the co-founder, Executive Chairman and a stockholder of Minim Inc. (“Minim”). On July 25, 2019, the Company entered into a Master Partnership Agreement with Minim, together with a related Statement of Work, License, Collaborative Agreement, Software/Service Availability Agreement and Software/Service Support Level Agreement (collectively, the “Partnership Agreement”).  Under the Partnership Agreement, the Company will integrate Minim software and services into certain hardware products distributed by the Company, and Minim will be entitled to certain fees and a portion of revenue received from the end users of such services and software.  The Company and Minim entered into an additional Statement of Work on December 31, 2019 providing for further integration of Minim services, with a monthly minimum payment of $5,000 payable by the Company to Minim starting in January 2020 for a period of thirty-six months and a requirement for Minim to purchase at least $90,000 of the Company’s hardware by December 2022. Minimum monthly payments under this agreement increased to $15,000 as of July 2020. As of September 30, 2020, the Company has made total payments of $90,000 to Minim under the Partnership Agreement.

On September 26, 2020, the Company entered into an exclusivity agreement (the “Exclusivity Agreement”) with Minim regarding a possible business combination. This Exclusivity Agreement was extended on October 7, 2020 and again on November 3, 2020, extending the Exclusivity Agreement through November 20, 2020.

On October 9, 2020, the Company entered into a Standstill and Voting Agreement with Zulu Holdings LLC (“Zulu”) and Mr. Hitchcock (the “Standstill Agreement”). Mr. Hitchcock and Zulu, which is an entity controlled by Mr. Hitchcock, beneficially own the majority of the common stock of the Company. Pursuant to the terms of the Standstill Agreement, each of Zulu, Mr. Hitchcock and their controlled affiliates (the “Restricted Parties”) have agreed not to effect any (a) transaction involving the Company and any Restricted Party, in which any Restricted Party would have a material interest different from stockholders of the Company generally, (b) purchase of more than 10% of the then total number of shares of outstanding Company common stock, and (c) sale, transfer or other disposition of Company common stock to a third party that would result in such third party beneficially owning more than 20.0% of the Company’s outstanding common stock immediately after giving effect to such transaction. The duration of the “Standstill Period” lasts through the earlier of: (i) such time as the Restricted Parties beneficially own less than 45.0% of the outstanding common stock of the Company, and (ii) the third anniversary of the date of the Standstill Agreement.

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

Overview

We derive our net sales primarily from sales of Internet access and other communications-related products including cable modems and modem/routers (gateways), Digital Subscriber Line (“DSL”) modems and modem/routers, routers, MESH WiFi and other local area network products, and dial-up modems through retailers, distributors, and other customers. We sell our products through a direct sales force and through independent sales agents. Most of our employees work in the greater Boston Massachusetts area. We are experienced in electronics hardware, firmware, and software design and test, regulatory certifications, product documentation, and packaging; and we use that experience in developing each product in-house or in partnership with suppliers who are typically based in Asia. Electronic assembly and testing of our products in accordance with our specifications is typically done in Asia, and we conduct further testing, and manage warehousing shipping and related distribution logistics in our Tijuana facility.

The Company has been headquartered in Boston, Massachusetts since its founding in 1977. Our current headquarters is located at 101 Arch Street, Boston, MA 02110. The Company signed a twelve-month lease agreement for offices at 225 Franklin Street, Boston, MA and completed the move to this location on June 28, 2019. This lease originally expired on June 30, 2020, and the Company continued to lease space on a short-term basis until October 31, 2020. At that time, the Company signed a month to month lease agreement for office space at 101 Arch Street, Boston, MA beginning November 1, 2020, while reviewing options for long-term lease for headquarters in Boston.

In May 2020, the Company signed a two-year lease agreement for 3,218 square feet at 275 Turnpike Executive Park, Canton MA. The agreement includes a one-time option to cancel the second year of lease with three-months' advance notice. The location is currently occupied by the research and development group of the Company.

We also lease a test/warehouse/ship facility in Tijuana, Mexico. In November 2014, we entered into a one-year lease with five one-year renewal options thereafter for an 11,390 square foot facility in Tijuana, Mexico. In September 2015, we extended the term of the Tijuana lease from December 1, 2015 through November 30, 2018. In September 2015, we also signed a new lease for additional space in the adjacent building, which doubled the existing capacity of our Tijuana facility. The original term of the lease was from March 1, 2016 through November 30, 2018. The Company currently has signed a lease extension to stay in the existing facilities through at least November 30, 2020 and is in the process of extending for another two years to November 30, 2022.

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

Our gross margin for a given product generally depends on a number of factors including tariffs, shipping methods and the type of customer to whom we are selling. The gross margin for sales through retailers tends to be higher than for some of our other customers; the sales, support, returns, and overhead costs associated with retailers tend to be higher.

As of September 30, 2020, Zoom had 50 full-time and part-time employees. Nineteen employees were engaged in research and development and quality control. Seven employees were involved in operations, which manages production, inventory, purchasing, warehousing, freight, invoicing, shipping, and returns. Seventeen employees were engaged in sales, marketing, and customer technical support. The remaining seven employees performed executive, accounting, administrative, and management information systems functions. Our dedicated personnel in Tijuana, Mexico are employees of our Mexican service provider and not included in our headcount. On September 30, 2020, Zoom had four consultants: one in marketing, two in manufacturing operations and one in information systems, who are not included in our headcount.

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

●
Internet service providers; and

●
Original equipment manufacturers

We recognize hardware net sales to our customers at the point when the customers take legal ownership of the delivered products. Legal ownership passes from us to the customer based on the contractual Free on Board (“FOB”) point specified in signed contracts and purchase orders, which are both used extensively. Many of our customer contracts or purchase orders specify FOB destination, which means that title and risk remain with us until we have delivered the goods to the location specified in the contract. We verify the delivery date on all significant FOB destination shipments made during the last 10 business days of each quarter.

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

Accounts Receivable Valuation. We establish accounts receivable valuation allowances equal to the net sales adjustments for estimates of product returns, price protection refunds, consumer rebates, and general bad debt reserves. These allowances are reduced as actual credits and are issued to the customer's accounts.

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

As of December 31, 2019, we had federal net operating loss carry forwards of approximately $56.3 million which are available to offset future taxable income. They are due to expire in varying amounts from the end of 2020 to 2038. As of December 31, 2019, we had state net operating loss carry forwards of approximately $11.4 million which are available to offset future taxable income. They are due to expire in varying amounts from 2031 through 2038. A valuation allowance has been established for the full amount of deferred income tax assets as management has concluded that it is more-likely than-not that the benefits from such assets will not be realized.

Pursuant to a Stock Purchase Agreement, dated as of July 31, 2020, by and between Zulu Holdings LLC and Manchester Management Company LLC and certain related individuals and entities, Zulu Holdings LLC purchased all company shares held by Manchester Management Company LLC and certain related individuals and entities. This share purchase resulted in a greater than 50% change in company stock ownership for Zulu Holdings LLC over the prior three-year period. This change in ownership may limit the company’s ability to take full advantage of the entire amount of net operating loss carry forwards recorded as of December 31, 2019.

Results of Operations

Comparison of the three months ended September 30, 2020 to the three months ended September 30, 2019

Summary. Net sales were $12.0 million for the third quarter ended September 30, 2020 (“Q3 2020”), up 10.6% from $10.9 million for the third quarter of 2019 (“Q3 2019”). We reported a net loss of $341 thousand or $0.01 per share for Q3 2020 compared a net loss of $200 thousand or $0.01 per share for Q3 2019.

The addition of US tariffs and the COVID-19 pandemic has created potential disruptions to the Company’s operations. The 25% US tariffs assessed on products imported from China had a significant impact on cash and net loss for 2019. In the third quarter of 2020, these tariffs were $115.5 thousand. These tariffs had a very unfavorable impact on our financial performance until July 2020, the first full month after which the Company fully transitioned all of its core production supply out of China. In late 2019, the Company made the decision to move its outsourced manufacturing operations from China to Vietnam, primarily to end the exposure to the trade-war imposed tariffs with China. While the COVID-19 pandemic caused delays in the original transition plan, the Company worked actively with its primary outsourced development partner to establish manufacturing operations in Haiphong, Vietnam. As previously noted, the transition to Vietnam was completed in June 2020. All manufacturing of existing models now takes place in Vietnam. For the balance of the year, only the initial manufacturing runs of new models will take place in China. The elimination of tariffs for products imported from China will release an additional $800 thousand in restricted cash once the performance bonds are fully closed out and released by the bond holders, which is expected to occur between July 2021 and January 2022.

During the factory transition and while recovering from the COVID-19-related supply chain shock, the Company temporarily shifted from the use of primarily ocean freight during prior quarters to the use of primarily air freight during Q2 2020 and into Q3 2020 to keep up with demand and replenish supply. This resulted in an additional $0.9 million in freight expense incurred during the second quarter, and an additional $0.6 million during the third quarter. The increased freight expense and exceptional expenses related to agreement were the primary reason for the Company recording a net loss of $341 thousand for the quarter and $2.6 million year-to-date through September, as compared to a net loss of $200 thousand in Q3 2019 and $2.1 million year-to-date through September 30, 2019.

The Company implemented cost cutting measures to conserve cash during the nine months ended September 30, 2020, delaying the planned start dates of all new hiring during 2020, and not renewing the same footprint of its headquarters office lease when it expired in June 2020. The Company retained a small executive office within the City of Boston on a short-term, month-to-month basis at a cost of $682 per month starting November 1, 2020. The Company negotiated extended and improved payment terms through the end of June 2020 with its primary outsourced manufacturing partner and as of September 30, 2020, the Company has fully paid all invoices with these extended payment terms.

Net Sales. Our total net sales for Q3 2020 increased $1.2 million or 10.6% from Q3 2019. Most of this growth was driven by increases in cable modem and cable modem/routers, DSL products, and local area network products. In Q3 2020 three companies accounted for 10% or greater individually, and 85% in the aggregate of our total net sales. In Q3 2019 two companies accounted for 10% or greater individually, and 86% in the aggregate of our total net sales.

Gross Profit. Gross profit was $3.9 million or 32.2% of net sales in Q3 2020, compared to $3.1 million or 28.8% of net sales in Q3 2019. Reduction in China tariff costs in Q3 2020 was offset by increased air freight costs as compared to Q3 2019.

Selling Expense. Selling expense was $2.01 million or 16.7% of net sales in Q3 2020, down from $2.07 million or 19.0% of net sales in Q3 2019. The decrease of $55 thousand was primarily due to decreases in brick-and-mortar marketing expenses and advertising costs, offset by trademark royalty cost increase.

General and Administrative Expense. General and administrative expense was $1.47 million or 12.2% of net sales in Q3 2020, up from $733 thousand or 6.7% of net sales in Q3 2019 The increase of $735 thousand was primarily due to one-time legal and professional services expenses related to the evaluation of recent agreements consummated for the purchase of company stock and other matters.

Research and Development Expense. Research and development expense was $728 thousand or 6.1% of net sales in Q3 2020, up from $564 thousand or 5.2% of net sales in Q3 2019. The increase of $164 thousand was primarily due to increased salary and related costs to support accelerated product development.

Other Income (Expense). Other expense was $6.3 thousand in Q3 2020 and other income was $41.8 thousand in Q3 2019.

Net Loss. Net loss was $341 thousand for Q3 2020, compared to a net loss of $200 thousand for Q3 2019, primarily due to increased freight costs associated with inventory supply disruptions caused by COVID-19 and an increase in general and administrative expenses for one-time legal and professional services related to the evaluation of recent agreements consummated for the purchase of company stock and other matters.

Comparison of the nine months ended September 30, 2020 to the nine months ended September 30, 2019

Summary. Net sales were $34.3 million for the nine-months ended September 30, 2020, up 26.7% from $27.0 million for the nine-months ended September 30, 2019. We reported a net loss of $2.6 million for the nine-months ended September 30, 2020 compared to a net loss of $2.1 million for the nine-months ended September 30, 2019. Loss per diluted share was $0.12 for the nine-months ended September 30, 2020 compared to $0.11 loss per diluted share for the nine-months ended September 30, 2019.

Net Sales. Our total net sales for the nine-months ended September 30, 2020 increased $7.2 million or 26.7% from the nine-months ended September 30, 2019, primarily due to Motorola brand products’ continued revenue growth, particularly through e-tail and increased shelf space at retail. Geographically, our North American sales continued their dominant share of our overall sales, representing 98.1% and 97.5% of our net sales through the nine-months ended September 30, 2020 and 2019, respectively. In the nine-months ended September 30, 2020, three companies accounted for 10% or greater individually, and 88% in the aggregate of our total net sales. In the nine-months ended September 30, 2019, two companies accounted for 10% or greater individually, and 83% in the aggregate of our total net sales.

Gross Profit. Gross profit was $9.1 million for the nine-months ended September 30, 2020, up from gross profit of $8.3 million for the nine-months ended September 30, 2019. Our gross margin for the first nine-months of 2020 was 26.6%, down from our gross margin of 30.7% for the nine-months ended September 30, 2019, primarily due to higher China tariffs incurred in the first half of 2020 as compared to the same period in 2019 and increased use air freight during Q2 2020 and, to a lesser extent, during Q3 2020. The combination of higher tariffs and higher air freight costs increased cost of goods by approximately $2.2 million or 6.4% of net revenues.

Selling Expense. Selling expense was $6.7 million or 19.4% of net sales in the nine-months ended September 30, 2020, down from $7.1 million or 26.1% of net sales in the nine-months ended September 30, 2019. The decrease of $419 thousand was primarily due to reduction in advertising expenses partially offset by increased Motorola trademark royalty costs.

General and Administrative Expense. General and administrative expense was $3.0 million or 8.8% of net sales for the nine-months ended September 30, 2020, up from $1.9 million or 6.9% of net sales for the nine-months ended September 30, 2019. The increase of $1.2 million was primarily due to audit expenses and one-time legal and professional services costs related to the evaluation of recent agreements consummated for the purchase of company stock and other matters.

Research and Development Expense. Research and development expense was $2.0 million or 5.9% of net sales in the nine-months ended September 30, 2020, up from $1.5 million or 5.5% of net sales in the nine-months ended September 30, 2019. The increase of $541 thousand was primarily due to increased salary and fringe benefit costs and certification testing and compliance expenses.

Other Income (Expense). Other expense for the nine-months ended September 30, 2020 was $13.5 thousand versus $4.5 thousand in the nine-months ended September 30, 2019.

Net Loss. Net loss was $2.6 million for the nine-months ended September 30, 2020, compared to a net loss of $2.1 million for the nine-months ended September 30, 2019.

Liquidity and Capital Resources

The Company’s cash, cash equivalents and restricted cash balance on September 30, 2020 was $4.8 million, of which $800 thousand was restricted and related to tariff payment bonds. This compares to $1.4 million on December 31, 2019, of which $150 thousand was restricted and related to tariff payment bonds. On September 30, 2020, the Company had no borrowings outstanding under its $4.0 million working capital credit line, $583.3 thousand outstanding under a note, working capital of $6.3 million, and a current ratio of 1.4.

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

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern and contemplates continuity of operations, realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company’s ability to continue as a going concern is contingent upon, among other factors, the Company’s ability to generate sufficient cash flow from operations, maintain or decrease operating expense ratios, obtain additional equity or debt financing and comply with the financial and other covenants contained in the Company’s Financing Agreement, as amended, with Rosenthal & Rosenthal, Inc. as described in Note 7. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The assessment of US tariffs and the COVID-19 pandemic have given rise to potential disruptions to the Company’s operations. The 25% US tariffs assessed on products imported from China had a significant impact on cash and net loss for 2019 and the first nine months of 2020. In the nine months ended September 30, 2020, these tariffs were $2.6 million and were the primary reason for the Company recording a net loss of $2.6 million for the same period. These tariffs decreased significantly starting in July 2020, the first full month of operations after the transition of core manufacturing from China to Vietnam was completed.

 The Company implemented cost cutting measures to conserve cash during the nine months ended September 30, 2020, delaying the planned start dates of all new hiring during 2020, and not renewing the same footprint of its headquarters office lease when it expired in June 2020. The Company has retained a small executive office within the City of Boston on a short-term, month-to-month basis at a cost of $682 per month starting November 1, 2020. The Company negotiated extended and improved payment terms through the end of June 2020 with its primary outsourced manufacturing partner and as of September 30, 2020, the Company has fully paid all invoices with these extended payment terms.

Due to requirements of the United States Department of Homeland Security and resulting from the continued 25% tariff on imports from China, the Company was required to commit to three letters of credit totaling $800 thousand. These funds are reported as restricted cash on the accompanying condensed consolidated balance sheets.

The Company applied for and received approval for an SBA Paycheck Protection Plan Loan with Primary Bank under the CARES Act. The loan from the US government in the amount of $583.3 thousand was approved and funded in April 2020. The Company submitted an application for forgiveness of this loan in October 2020.

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

The Company’s ability to maintain adequate levels of liquidity depends in part on its ability to sell inventory on hand, to continue to manufacture and import more inventory to meet existing demand, and to collect related receivables. The Company continues to work with its distribution partners in North America to deliver inventory to its customers. The current environment is difficult, particularly due to the COVID-19 pandemic, and the outcome of these matters cannot be predicted with any certainty at this time. While the Company is currently benefitting from increased demand for its products, there can be no assurance this increased demand will continue or that COVID-19-related disruptions in the supply chain will not occur again, which would raise challenges to the Company’s ability to continue as a going concern.

Commitments

During the nine months ended September 30, 2020, except as otherwise disclosed in this Form 10-Q, there were no material changes to our capital commitments and contractual obligations from those disclosed in our Form 10-K for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of September 30, 2020. With the adoption of ASU 2016-02, “Leases (Topic 842)”, which requires lessees to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability, effective January 1, 2019, off-balance sheet lease arrangements are now reported on the Company’s condensed consolidated balance sheets. See Note 5 to the accompanying condensed consolidated financial statements for additional disclosure.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information under this Item.

ITEM 4.
CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Executive Chairman and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the preparation of this Quarterly Report on the Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management including our Executive Chairman and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2020. Based upon that evaluation, our Executive Chairman and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

ITEM 1A.
RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and, as such, are not required to provide the information under this Item.

Nevertheless, we call your attention to the Item 1A. – Risk Factors section of our Form 10-K for the year ended December 31, 2019 as supplemented by the additional risk factors found in the Item 1A. – Risk Factors section of our Form 10-Q for the quarterly period ended March 31, 2020.

ITEM 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The disclosures made in Item 5.01 of the Company's Forms 8-K filed on August 10, 2020 and October 13, 2020 are incorporated by reference into this Item 2.

ITEM 3.
DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.
MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.
OTHER INFORMATION

None.

ITEM 6.
EXHIBITS

Exhibit No.	Exhibit Description

3.1
Form of Amended and Restated Certificate of Incorporation of Zoom Telephonics, Inc. (incorporated by reference to Exhibit 3.1 the Registrant’s Registration Statement on Form 10/A filed on September 4, 2009).

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
10.1
Standstill and Voting Agreement, dated as of October 9, 2020, by and among Zoom Telephonics, Inc., Zulu Holdings LLC, and Jeremy Hitchcock (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on October 13, 2020).*

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
______________

*
Management contract or any compensatory plan, contract, or arrangement.

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

ZOOM TELEPHONICS, INC. (Registrant)

Date: November 13, 2020	By:	/s/ JACQUELYN BARRY HAMILTON
Jacquelyn Barry Hamilton Chief Financial Officer (on behalf of Registrant and as Principal Financial Officer)