Form 10-Q/A
period 2020-09-30
Zoom Telephonics, Inc.
filed 2020-11-16
CIK 1467761

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amended Filing”) amends the Quarterly Report on Form 10-Q for the period ended September 30, 2020, filed on November 13, 2020 (the “Original Filing”) by Zoom Telephonics, Inc. (the “Company”). The purpose of this Amended Filing is to revise Part I, Item 4 of the Original Filing to reflect management’s conclusion that the Company’s disclosure controls and procedures were not effective due to a material weakness in the Company’s internal control over financial reporting identified subsequent to the Original Filing.

Except as expressly set forth herein, this Amended Filing does not modify, amend, or update in any way the financial statements and other disclosures set forth in the Company’s Original Filing. As such, the Company’s unaudited condensed consolidated financial statements as of and for the three and nine-months ended September 30, 2020, which were included in the Original Filing, have not changed as a result of the identification of the material weakness. This Amended Filing should be read in conjunction with the Original Filing and the Company’s reports filed with the SEC subsequent to the Original Filing, including any amendments to those filings.

As required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, we are also filing currently dated certifications by the Company’s Executive Chairman of the Board and Chief Financial Officer.

PART I—FINANCIAL INFORMATION

ITEM 4.
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s disclosure controls and procedures were not effective due to a material weakness in the Company’s internal control over financial reporting identified subsequent to the Original Filing. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to insufficient documentation and processes for confirming final approvals for the release of reviewed and approved financial statements prior to filing documents with the Securities and Exchange Commission (the “SEC”). The SEC requires a registrant to engage an independent accountant to review the registrant’s interim financial information before the registrant files its quarterly report on Form 10-Q. Prior to final sign-off by the independent accountant, the Company filed the September 30, 2020 Form 10-Q. As a result, the Company has determined there is a material weakness that should be disclosed. The material weakness did not result in any financial statement modifications and there have been no changes to the Company’s previously disclosed financial results.

Remediation Plan

Upon identifying the individual control deficiencies, the Company’s management has taken actions to remediate the deficiencies that in combination resulted in the material weakness and to improve the design and effectiveness of the Company’s financial reporting. The remediation activities include expanding the management and governance over financial reporting controls and implementing enhanced process controls on financial statement approvals.

PART II—OTHER INFORMATION
ITEM 6.
EXHIBITS

Exhibit No.	Exhibit Description

31.1	Rule 13a-14(a) Certification of PEO.*
31.2	Rule 13a-14(a) Certification of PFO.*
* Changes from amendment and included herewith.

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