Form 10-K/A
period 2020-12-31
Zoom Telephonics, Inc.
filed 2021-04-30
CIK 1467761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
(Amendment No. 1)

(Mark one)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 1-37649

ZOOM TELEPHONICS, INC.
(Exact name of Registrant as specified in its Charter)

Delaware	04-2621506
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

848 Elm Street
Manchester, NH 03101
(Address of principal executive offices)

Registrant’s telephone number, including area code:  (617) 423-1072

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $0.01 Par Value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller Reporting Company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2020 based upon the closing sale price of our common stock on that date as reported by the OTCQB Venture Market was $32,538,240.

There were 35,362,854 shares of the Registrant’s Common Stock outstanding as of April 5, 2021.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as originally filed with the Securities and Exchange Commission (the “SEC”) on April 13, 2021 (the “Original Filing”), to include the information required to be disclosed by Part III, Items 10 through 14 of Form 10-K.

As required pursuant to the Securities Exchange Act of 1934, as amended, this Amendment also includes updated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as Exhibits 31.3, 31.4, 32.3 and 32.4. Amendment No.1 also includes certain employment agreement as Exhibits 10.27 through 10.31.

Except for the foregoing, this Amendment No. 1 does not update or modify any of the information contained in the Original Filing. Other than as specifically set forth herein, this Amendment No. 1 continues to speak as of the date of the Original Filing and we have not updated or amended the disclosures contained therein to reflect events that have occurred since the date of the Original Filing.  Information not affected by this Amendment No. 1 remains unchanged and reflects the disclosures made at the time of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and our filings made with the SEC subsequent to the date of the Original Filing.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

This Amendment No. 1 contains “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward looking statements are often identified by the words “will,” “may,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects” and words of similar import.  Such words and expressions are intended to identify such forward looking statements, but are not intended to constitute the exclusive means of identifying such statements.  Such forward looking statements involve known and unknown risks, uncertainties and other factors, including those described in “Risk Factors” in Item 1A of the Original Filing that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements.  Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward looking statements.

All references in this Amendment No. 1 to “we,” “us,” “our” and the “Company” refer to Zoom Telephonics, Inc., a Delaware corporation and its consolidated subsidiaries unless the context requires otherwise.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The Board of Directors of the Company consists of eight members. At each meeting of stockholders, directors are elected for a one-year term. The following table and biographical descriptions set forth information regarding the nominees and current members of the Board of Directors.

Name	Age	Principal Occupation	Director Since
David Aronoff(1),(2),(4)	57	General Partner of Flybridge Capital Partners, Board Member of Draper Laboratories and BetterCloud	2020
Dan Artusi(3)	66	Board member of MaxLinear, VislC-Tech, and GenXComm	2020
Graham Chynoweth	42	Chief Executive Officer and Director of the Company	2020
Philip Frank(1)	50	President, Chief Executive Officer, and Director of VUI, Inc.	2015
Elizabeth Hitchcock(4)	42	Principal at Orbit group and Board Member of St. Mary’s Bank	2020
Jeremy Hitchcock(4)	39	Executive Chairman of the Board of Directors of the Company	2020
Joshua Horowitz(1),(3)	43	Portfolio Manager at Palm Management (US) LLC	2020
Sandra Howe(2),(3)	48	Technology Executive, previously with ARRIS, Cisco, and Technetix	2020

(1)	Members of the Audit Committee. Chair: Philip Frank.
(2)	Members of the Compensation Committee. Chair: David Aronoff.
(3)	Members of the Nominating and Corporate Governance Committee. Chair: Joshua Horowitz.
(4)	Members of the Cybersecurity and Privacy Committee. Chair: Elizabeth Hitchcock.

David Aronoff has been a director of the Company since December 2020. Since June 2005, Mr. Aronoff has been a General Partner of Flybridge Capital Partners which he joined in 1995. Prior thereto, he was with Greylock Partners, a Silicon Valley venture capital firm and during his tenure he invested in 17 companies, actively guiding sales, business development and product marking activities. Mr. Aronoff is a member of the Board of Directors of Draper Laboratories, a defense, aerospace and commercial research contractor, and of BetterCloud, an SaaS management platform. He is a member of the Board of Trustees of the University of Vermont and a member of the Global Cyber Institute Advisory Board. Mr. Aronoff earned an MBA degree from the Harvard Business School, an MS degree in Computer Science from the University of Southern California, and a BS degree in Computer Science from the University of Vermont. We believe that Mr. Aronoff’s extensive experience in the technology field and with investments brings valuable insight to our Board.

Dan Artusi has been a director of the Company since December 2020. Mr. Artusi is a board member of MaxLinear, Inc. (NYSE: MXL), VisIC-Tech, and GenXComm. From 2015 to 2018, Mr. Artusi served as Vice President in the Client Computing Group and General Manager for the connected home division at Intel Corporation, a technology company. Prior to Intel, Mr. Artusi served as Chief Executive Officer of Lantiq Deutschland GmbH, a fabless semiconductor company, from 2012 until its acquisition by Intel in 2015. From 2009 to 2015, Mr. Artusi served as an operating executive with Golden Gate Capital, a private equity firm. From 2007 to 2008, Mr. Artusi served as President and Chief Executive Officer and as a board member of Conexant Systems, Inc., a provider of semiconductors, and from 2005 to 2007, Mr. Artusi served as chairman and Chief Executive Officer of Coldwatt, Inc., a provider of high efficiency power supplies for the communications and computer industry. From April 2005 to June 2005, Mr. Artusi was an individual investor. From January 2003 to April 2005, he served as the President of Silicon Laboratories Inc., a developer of mixed signal integrated circuits, and from January 2004 to April 2005, he also served as the Chief Executive Officer and as a board member of Silicon Laboratories. From 2001 to 2004, he served as Chief Operating Officer of Silicon Laboratories. From 1977 until joining Silicon Laboratories, Mr. Artusi held various management and executive positions in the semiconductor business at Motorola Inc. Currently, Mr. Artusi also serves on the Engineering Advisory Board of the Cockrell School of Engineering at the University of Texas at Austin. Mr. Artusi studied electrical engineering at the Instituto Tecnologico de Buenos Aires (ITBA) in Argentina. We believe that Mr. Artusi’s extensive experience in the technology field and experience in senior executive positions qualify him to serve on our Board.

Graham Chynoweth joined the Company in December 2020 as Chief Executive Officer. He was the Chief Executive Officer of Minim, Inc. from June 2019 until Minim, Inc.’s merger with the Company. Prior to Minim, Inc., he served since August 2016. Mr. Chynoweth holds a JD degree from Duke University School of Law, an MA degree in Public Policy from Duke University, and a BA degree in political science from the University of California, Berkeley. Mr. Chynoweth’s service as our Chief Executive Officer and his experience with other technology companies provides the Board with access to an experienced executive with a thorough understanding of the Company’s business and the industry.

Philip Frank is a technology executive with over 25 years of experience. He has been a director of the Company since September 2015. He has served as President, Chief Executive Officer and director of VUI, Inc. since September 2018. Prior to that, he was the President, Chief Executive Officer and a director of AirSense Wireless from August of 2016 until its sale to Charter Communications, Inc. in January 2018, and was the Company's Chief Financial Officer from September 2015 to July 2016. From February 2005 to December 2014 he worked for the Nokia Corporation including Nokia Siemens Networks, based in London, England. At Nokia, Mr. Frank was most recently the Global Head of Corporate Development and Mergers and Acquisitions. Earlier in his career, Mr. Frank was an executive with AT&T Wireless Services as well as having worked with global advisory firms Diamond-Cluster International, Inc. and Accenture PLC. He received a Master’s Degree in Business Administration from the University of Michigan Ross School of Business. Mr. Frank’s extensive experience as a senior financial and development executive with large telecommunications companies and infrastructure vendors provides the Board with topical industry expertise and a valuable perspective regarding financial management, strategy, development and sales.

Elizabeth Hitchcock joined the Board of the Company in December 2020. She is a co-founder on Minim, Inc. Ms. Hitchcock is the spouse of Jeremy Hitchcock, the Chairman of the Board. Ms. Hitchcock is an entrepreneur, investor, small business owner and champion for her community and the arts. Her family office, Orbit Group LLC, is located in Manchester, New Hampshire, and focuses on technology and real estate projects with the mission to provide support through guidance, relationships and capital in order to build a better community. She is a co-founder of Minim, Inc. Since 2017, Ms. Hitchcock has been a General Partner of Millworks Fund, a venture fund focused on investing in technology startups. From September 2016 to September 2018, Ms. Hitchcock was a Managing Director of 10x Venture Partners, a seed stage (and beyond) investment firm. From July 2006 to November 2009, she served as the Leader of Sales and Marketing of Dyn. Ms. Hitchcock is the spouse of Jeremy Hitchcock, the Executive Chairman of the Company. Ms. Hitchcock holds a B.S. degree in computer Science from Worcester Polytechnic Institute. She is a director of St. Mary’s Bank and a former Trustee of the Institute of Art and Design at New England College. We believe that Ms. Hitchcock’s experience in the technology field and in investing in and co-founding technology companies qualifies her for our Board.

Jeremy Hitchcock is a technology entrepreneur and executive who joined the Company’s Board of Directors in May 2019. On January 16, 2020, the Board appointed Mr. Hitchcock as Chairman of the Board, to be effective as of February 1, 2020. On April 14, 2020, the Board appointed Mr. Hitchcock as Executive Chairman of the Board. Mr. Hitchcock founded and, until its acquisition by the Company, served from its founding until its acquisition by the Company, served from its founding until 2019 as President and Chief Executive Officer of our subsidiary Minim, Inc., an Internet of Things (“IoT”) networking and security company. Mr. Hitchcock is a Principal at Orbit Group LLC. Previously, Mr. Hitchcock founded Dyn when he was a student at Worcester Polytechnic Institute in 2001. Dyn is an Internet infrastructure company connecting people, content, and commerce. The company grew to 500 employees and raised $100 million of growth capital, and was acquired by Oracle Corporation in 2017. Mr. Hitchcock is the spouse of Elizabeth Hitchcock, a Director of the Board. Mr. Hitchcock holds a B.S. degree from Worcester Polytechnic Institute. Mr. Hitchcock’s extensive experience in networking, security, and business brings leadership, vision and extensive business and operating experience to the Board.

Joshua Horowitz has been a director of the Company since May 2020. Mr. Horowitz is a professional investor with over 17 years of investing experience. Since January 2012, Mr. Horowitz has served as a portfolio manager and Managing Director at various Palm entities, first with Palm Ventures LLC and currently with Palm Management (US) LLC where he manages the Palm Global Small Cap Master Fund. He was formerly Director of Research at Berggruen Holdings, a multi-billion dollar family office and a research analyst at Crossway Partners LP, a value strategy investment partnership. Mr. Horowitz has served as a director of three separate Nasdaq traded companies over the past six years. Mr. Horowitz served as a Director of The Lincoln General Insurance Company from October 2001 to November 2014, 1347 Capital Corp (Nasdaq: TFSC) from July 2014 to July 2016, and 1347 Property Insurance Holdings, Inc. (Nasdaq: PIH) from April 2015 to April 2018. He was most recently the Interim Chairman of the Board of Directors at Birner Dental Management Services, Inc. (OTC: BDMS) from June 2018 until the Company’s sale to Mid Atlantic Dental Partners in January 2019. Birner was the only publicly traded dental service organization (“DSO”) in the country with 67 offices and over 500 employees. He is currently a Director of Limbach, Inc. (Nasdaq: LMB), a $500 million mechanical systems solutions concern. He is also a Board Observer at Biomerica, Inc. (Nasdaq: BMRA) and a Director of Insurance Income Strategies, Ltd. Mr. Horowitz holds a Bachelor of Science degree in Management magna cum laude from Binghamton University and also studied at the Bath School of Management in the United Kingdom. We believe that Mr. Horowitz’s qualifications to serve on our Board include valuable insights obtained through his management and operational experience as well as his extensive experience in the financial industry, including investing, corporate governance, capital allocation, finance and financial analysis of public companies.

Sandra Howe joined the Board of Directors of the Company in December 2020. She is a technology executive, previously with ARRIS, Cisco, and Technetix. Ms. Howe is a technology leader with over 25 years’ experience in the global telecommunications, consumer and media industries and has proven experience in business development and operations as well as leading marketing, sales and business unit teams to exceed company sales and profitability targets. From 2018 to 2020, Ms. Howe served as Senior Vice President and President, Americas for Technetix, Ltd., a technology company focused on next-generation broadband equipment engineering. From 2010 to 2018, she was a Senior Vice President of ARRIS Group, Inc., a telecommunications equipment company engaged in data, video and telephony systems for homes and businesses, most recently as General Manager of the Consumer Products Group. Ms. Howe graduated from Pennsylvania State University. Ms. Howe’s experience in the technology, telecommunications and consumer products fields enable her to serve on our Board.

Executive Officers

The names and biographical information of our current executive officers, not otherwise listed among the directors of the Company, are set forth below. Each of our executive officers is chosen by the Board and holds his or her office until his or her successors shall have been duly chosen and qualified, or until his or her death, resignation or removal by the Board.

Name	Age	Position with the Company
Sean Doherty	39	Chief Financial Officer
Nicole Zheng	36	Chief Marketing Officer
John Lauten	54	Chief Operating Officer

Sean Doherty joined the Company in December 2020 as Chief Financial Officer. Mr. Doherty was the Senior Vice President, Finance of Minim, Inc. from May 2020 until the merger of Minim, Inc. with the Company. Prior to joining Minim, Inc., he was the Managing Member at Pulpit Rock Consulting from August 2019 to October 2020. From October 2018 to July 2019, Mr. Doherty was a Director, Financial Planning and Analysis at Bottomline Technologies, Inc. (NASDAQ: EPAY). Prior to his time at Bottomline, Mr. Doherty was the Senior Manager of Finance at Dyn and then at Oracle Corporation (NYSE: ORCL) from March 2012 to October 2018. He has also served on the Board of Directors and Finance Committee of The Visiting Nurse Association of Southern New Hampshire since April 2017. Mr. Doherty holds a B.S. degree in Economics and Finance from Southern New Hampshire University as well as an MBA degree in Finance and International Business from Northeastern University.

Nicole Zheng joined the Company in December 2020 following the merger of Minim, Inc. with the Company. Ms. Zheng was a co-founder of Minim, Inc. and had been the Chief Marketing Officer and Chief Product Officer of Minim, Inc., since April 2018 until Minim, Inc.’s merger with the Company. Ms. Zheng was recognized in Entrepreneur as a Top Female Founder in the United States in July 2020. Prior to Minim, Inc., she was the Chief Marketing Officer at Antidote Technologies from April 2017 to April 2018, and at OnSIP from February 2010 to April 2017. She has served as Advising CMO to quantum networking company Aliro Technologies since October 2020 and previously as a board member of Alliance of Channel Women, a nonprofit on a mission to advance careers for women in the telecom and broadband services sector, from January 2013 to November 2016. Ms. Zheng holds a B.S. in Materials Science Engineering and B.S. in Engineering and Public Policy from Carnegie Mellon University, as well as business certifications from The Wharton School Online.

John Lauten, our Chief Operating Officer, joined the Company in 2019 as Senior Vice President of Operations. Mr. Lauten has extensive experience in consumer electronic and technology manufacturing companies. Prior to joining the Company, he served as Chief Operating Officer for Skully Technologies from May 2017, where he led a wearable augmented reality technology company turn-around for new investors. He provided operations and strategy consulting to technology companies as a Partner at TechCXO from March 2016 to June 2017 and from June 2019 to November 2019, Mr. Lauten served as Vice President of Business Development and Strategy at Fox Factory, a leading automotive suspension manufacturer from October 2013, where he worked on five international acquisitions as part of a CEO and Board led expansion initiative. He previously served as the Director of North American Supply Chain Management at Cisco System, Inc. from 2009, and as Head of Global Customer Operations at Scientific-Atlanta from 2003 through 2009. Prior to that he held various finance and operations positions at Scientific-Atlanta and financial roles at Northern Telecom. Mr. Lauten earned a BA degree in Business Administration/Marketing from Texas Christian University and an MBA degree from the University of Texas at Austin, McCombs School of Business with a concentration in Finance.

Delinquent Section 16(A) Report

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our Common Stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, except for (i) the Form 3 filed by Elizabeth Hitchcock on December 15, 2020, (ii) the Form 4 filed by Jonathan Seelig on March 20, 2020, (iii) the Form 4 filed by Joseph Donovan on March 20, 2020, (iv) the Form 4 filed by Peter Sykes on March 20, 2020, (v) the Form 4 filed by Frank Philip on March 20, 2020, (vi) the Form 4 filed by Peter Kramer on March 20, 2020, (vii) the Form 4 filed by Jeremy Hitchcock on March 19, 2020, and (viii) the Form 3 and Form 4 filed by Jacquelyn Hamilton Barry on March 17, 2020, we believe that all filing requirements applicable to our officers, directors and ten percent beneficial owners were complied with during the year ended December 31, 2020.

Code of Ethics

The Company has adopted a Code of Ethics for Senior Financial Officers that applies to its principal executive officer and its principal financial officer, principal accounting officer and controller, and other persons performing similar functions. The Company's Code of Ethics for Senior Financial Officers is publicly available on its website at www.minim.com. If the Company makes any amendments to this Code of Ethics or grants any waiver, including any implicit waiver, from a provision of this Code of Ethics to the Company's principal executive officer, principal financial officer, principal accounting officer, controller or other persons performing similar functions, the Company will disclose the nature of such amendment or waiver, the name of the person to whom the waiver was granted and the date of waiver on the Company’s website.

Audit Committee

The Board of Directors has a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee were Messrs. Aronoff, Frank, and Horowitz with Mr. Frank presiding as Chairman.  Each member of the Audit Committee is independent as required under Section 10A(m)(3) of the Exchange Act. The Board of Directors has determined that Mr. Frank meets the requirement of “audit committee financial expert” within the meaning of the SEC’s regulations.

Nominees for Director

Stockholders may make recommendations to the Nominating and Corporate Governance Committee of candidates for its consideration as nominees for director at Minim's 2022 Annual Meeting of Stockholders by submitting the name, qualifications, experience and background of such person, together with a statement signed by the nominee in which she or he consents to act as such, to the Nominating and Corporate Governance Committee, c/o Zoom Telephonics, Inc., 848 Elm Street, Manchester, New Hampshire, 03101. Notice of such recommendations should be submitted in writing as early as possible, but in any event not later than 120 days prior to the anniversary date of the immediately preceding annual meeting or special meeting in lieu thereof and must contain the specified information and conform to certain requirements set forth in Minim's Bylaws. In addition, any persons recommended should at a minimum meet the criteria and qualifications referred to in the Nominating and Corporate Governance Committee's charter, a copy of which is publicly available on Minim's website at www.minim.com. The letter of recommendation from one or more stockholders should state whether or not the person(s) making the recommendation have beneficially owned 5% or more of Minim's Common Stock for at least one year. The Nominating and Corporate Governance Committee may refuse to acknowledge the nomination of any person not made in compliance with the procedures set forth herein, in the Nominating and Corporate Governance Committee's charter or in Minim's Bylaws.

Item 11.	EXECUTIVE COMPENSATION

2020 Summary Compensation Table

The following Summary Compensation Table sets forth the total compensation paid or accrued for the fiscal years ended December 31, 2020 and December 31, 2019 for our principal executive officer and the two other most highly compensated executive officers who were serving as executive officers of the Company as of December 31, 2020. The table also includes Jeremy Hitchcock, Frank B. Manning and Joseph L. Wytanis who served as principal executive officers of the Company during portions of fiscal year 2020 in addition to our current Chief Executive Officer, Graham Chynoweth, and Jacqueline Barry Hamilton who served as Acting Chief Financial Officer and Chief Financial Officer of the Company, during fiscal year 2020 and would otherwise have been included in the table but for the fact that she was not acting as an executive officer on December 31, 2020. We refer to these officers as our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus(1) ($)	Option Awards(2) ($)	All Other Compensation(3) ($)	Total ($)
Graham Chynoweth, Chief Executive Officer	2020	$15,385	—	—	—	$15,385
	2019	—	—	—	—	—
Nicole Zheng, Chief Marketing Officer	2020	$12,308	—	—	—	$12,308
	2019	—	—	—	—	—
John Lauten, Chief Operating Officer	2020	$195,000	$54,125	—	$15,192	$264,317
	2019	—	—	—	—	—
Jeremy Hitchcock, Executive Chairman of the Board of Directors principal executive officer	2020	—	—	$14,425	—	$14,425
	2019	—	—	$18,257	—	$18,257

Frank B. Manning,(4) Retired Chairman of the Board of Directors, Chief Executive Officer and Acting Chief Financial Officer	2020	$12,430	—	—	$79,833	$92,263
	2019	$134,244	—	$67,463	$350	$202,057

Joseph L. Wytanis,(5) former President and Chief Executive Officer	2020	$78,254	$77,011	—	$137,643	$292,908
	2019	$207,708	$60,000	—	$107,538	$375,246
Jacqueline Barry Hamilton, former Chief Financial Officer	2020	$159,627	$32,375	$38,617	$104,178	$334,797
	2019	—	—	—	—	—

(1)	The amounts in this column represent bonus payments granted in the applicable fiscal year.
(2)
The amounts included in the “Option Awards” column reflect the aggregate grant date fair value of option awards in accordance with FASB ASC Topic 718, pursuant to the 2009 Stock Option Plan and 2019 Stock Option Plan. Assumptions used in the calculations of these amounts are included in Note 11 to our Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. These options are incentive stock options issued under the 2009 Stock Option Plan or 2019 Stock Option Plan and represent the right to purchase shares of Common Stock at a fixed price per share (the grant date fair market value of the shares of Common Stock underlying the options).

(3)
The amounts included in the “All Other Compensation” column consists of: (a) for Mr. Lauten in 2020, a taxable housing allowance of $15,192; (b) for Mr. Manning in 2020, severance compensation of $52,206 and vacation pay of $27,627, and in 2019, the Company’s contribution to a 401(k) plan of $350; (c) for Mr. Wytanis in 2020, severance compensation of $105,000, vacation pay of $16,735, and a taxable housing allowance of $15,908, and in 2019, a taxable housing allowance of $107,538; and (d) for Ms. Barry Hamilton in 2020, severance compensation of $92,500 and vacation pay of $11,678.

(4)	Mr. Manning retired from his role as Chairman of the Board of Directors, Chief Executive Officer of the Company and Acting Chief Financial Officer of the Company effective as of February 1, 2020.
(5)	Mr. Wytanis resigned from the Company effective as of May 8, 2020.

Outstanding Equity Interests

The following table sets forth information concerning outstanding stock options as of December 31, 2020 for each named executive officer.

Outstanding Equity Awards at 2020 Fiscal Year-End

	Number of Securities Underlying Unexercised Options		Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unvested Options	Option Exercise Price	Option Expiration Date
Name	Exercisable Options	Unexercisable Options(2)
Graham Chynoweth	20,384	2,547	2,547	$0.55	03/31/2025
	48,063	—	—	$0.57	08/25/2025
Nicole Zheng	7,337	—	—	$0.55	03/31/2025
	—	40,503	40,503	$0.57	08/25/2025
	53,334	—	—	$3.44	2/4/2026
John Lauten	40,000	25,000	25,000	$1.00	11/12/2022
Jeremy Hitchcock	30,000	—	—	$0.88	5/30/2022
	7,500	—	—	$0.97	7/10/2022
	7,500	—	—	$1.15	1/10/2023
	7,500	—	—	$2.03	7/10/2023
Frank B. Manning	—	—	—	$—	—
Joseph L. Wytanis	—	—	—	$—	—
Jacqueline Barry Hamilton(1)	71,721	—	—	$1.00	3/11/2023

(1)	Upon her departure, effective December 31, 2020, all of the options held by Ms. Barry Hamilton became fully vested.
(2)
The Unexercisable Options for Mr. Chynoweth and Ms. Zheng were converted from their respective Minim, Inc. options into options to purchase Company Common Stock in connection with the Company’s merger with Minim, Inc.

Employment and Separation Agreements

Employment Agreements

In connection with the Minim merger, Minim, Inc. assigned to the Company, and the Company assumed, the employment agreement pursuant to which Minim, Inc. employed Graham Chynoweth in May 2019 as Chief Executive Officer. The agreement provides for Mr. Chynoweth to be employed at-will for annual base compensation of $250,000 and to be eligible for a bonus. Pursuant to and in connection with entering into the agreement, Mr. Chynoweth received options to purchase 600,000 shares of Minim, Inc. common stock at an exercise price of $0.44 per share which vest over a 48-month period. The agreement, as assumed by the Company, provides for Mr. Chynoweth to receive severance equal to six months of his base salary and the targeted bonus for the year of termination if he is terminated without cause or if he terminates the agreement with good reason as those terms are used in the agreement.

In connection with the Minim merger, the Company entered into at-will employment agreements with each of Sean Doherty and Nicole Zheng to serve as Senior Vice President of Finance and Chief Marketing Officer/Chief Product Officer, respectively, at annual base compensation of $165,000 and $200,000, respectively, with the opportunity to receive incentive or performance bonuses or other incentive compensation.

As of November 1, 2019, the Company entered into an employment agreement with Mr. Lauten to serve as Senior Vice President of Operations of the Company at annual base compensation of $195,000 with the opportunity to receive performance bonuses of up to 17.5% of his annual base compensation. The agreement provides for the grant to Mr. Lauten of options to purchase 80,000 shares of Company Common Stock at or about the time of his initial employment with the Company under the terms of the Company’s 2009 Stock Option Plan. The options were exercisable at the fair market value of the Company’s Common Stock on the date of grant and were subject to semi-annual vesting in 25% increments over the first two years after grant. The agreement provides for the issuance of additional options amounting to a Company expense of up to $60,000 per year as determined using a Black-Scholes pricing model. The agreement also provides for a $15,000 signing bonus and the reimbursement of up to $6,000 of monthly living expenses and of economy class airline travel expenses for up to four family visitations per quarter. In the event of a change of control of the Company as defined in the agreement, Mr. Lauten would receive up to six months’ base compensation if, within six months thereafter, he is terminated without cause as that term is used in the agreement or if he terminates the agreement after his job responsibilities, reporting or compensation are materially diminished. Subject to certain conditions, Mr. Lauten would receive up to three months’ base compensation under the agreement if he is otherwise involuntarily terminated other than for cause, his death or disability as those terms are used in the agreement.

Separation Arrangements

On December 31, 2020, the Company and Jacquelyn Barry Hamilton, the former Chief Financial Officer of the Company, entered into an agreement pursuant to which Ms. Barry Hamilton was terminated from all positions held with the Company effective December 31, 2020. Pursuant to the agreement, in consideration of, among other things, Ms. Barry Hamilton’s compliance with certain restrictive covenants and all agreements between her and the Company, a general release of claims against the Company, the agreement provides that Ms. Barry Hamilton would receive severance compensation equal to (i) her current base salary, at the rate of $185,000 per year for six months, less all applicable federal, state or local tax withholdings, (ii) payment for accrued but unused sick time, and (iii) an additional $16,000. All of Ms. Barry Hamilton’s unvested stock options were immediately vested and exercisable for up to 30 days following the date of separation. In addition, Ms. Barry Hamilton was entitled to receive continuation of certain health insurance benefits.

On November 23, 2020, the Company entered into an agreement with Mr. Stanhope, which terminated his employment with the Company effective December 31, 2020. Pursuant to the agreement, in consideration of, among other things, Mr. Stanhope’s compliance with certain restrictive covenants and all agreements between him and the Company and a general release of claims against the Company, the agreement provides that Mr. Stanhope would receive severance compensation equal to (i) his current base salary, at the annual rate of $175,000 for six months, less all applicable federal, state or local tax withholdings, (ii) payment for accrued but unused vacation and sick time, and (iii) an additional $43,750. All of Mr. Stanhope’s unvested stock options were immediately vested and exercisable. In addition, Mr. Stanhope was entitled to receive continuation of certain health insurance benefits.

Effective as of May 8th, 2020, the Company entered into an agreement with Mr. Wytanis, which terminated and superseded his existing employment agreement. Pursuant to the agreement, in consideration for, among other things, his compliance with certain restrictive covenants and all agreements between him and the Company, a general release of claims against the Company, and subject to his non-revocation of the agreement, Mr. Wytanis was entitled to receive severance compensation equal to his base salary, at the annual rate of $210,000 less all applicable federal, state or local tax withholdings, payable in installments for the six months following the effective date of his separation from the Company. Mr. Wytanis’ stock options that would have vested during the six-month period following the date of separation immediately vested and were exercisable for up to 30 days following the date of separation. In addition, Mr. Wytanis was entitled to receive continuation of certain health insurance benefits and to be reimbursed for certain relocation and business expenses.

2020 Director Compensation

The following table sets forth information concerning the compensation of our directors who are not named executive officers and who served as directors for the fiscal year ended December 31, 2020, and, since he served in an unpaid capacity as the Company’s principal executive officer for a portion of that fiscal year, Jeremy Hitchcock.

Name	Fees Earned or Paid in Cash	Option Awards(1)(2)(3)(4)	All Other Compensation	Total
David Allen*	$8,340	$28,652	—	$36,992
David Aronoff	$500	—	—	$500
Dan Artusi	$500	—	—	$500
Joseph J. Donovan*	$1,500	$14,425	—	$15,925
Philip Frank	$7,950	$14,425	—	$22,375
Jeremy Hitchcock	$1,500	$14,425	—	$15,925
Elizabeth Hitchcock	$500	—	—	$500
Joshua Horowitz	$7,140	$28,652	—	$35,792
Sandra Howe	$500	—	—	$500
Peter R. Kramer*	$1,500	$14,425	—	$15,925
Jonathan Seelig*	$1,000	$4,874	—	$5,874
Peter Sykes*	$1,833	$14,425	—	$16,258

(1)
The amounts included in the “Option Awards” column reflect the aggregate grant date fair value of option awards in accordance with FASB ASC Topic 718, pursuant to the 2009 Directors Stock Option Plan and 2019 Directors Stock Option Plan. Assumptions used in the calculations of these amounts are included in Note 11 to our Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. These options are non-qualified stock options issued under the 2009 Directors Stock Option Plan or 2019 Directors Stock Option Plan and represent the right to purchase shares of Common Stock at a fixed price per share (the grant date fair market value of the shares of Common Stock underlying the options).

(2)	As of December 31, 2020, each non-employee director held the following aggregate number of shares under outstanding stock options:

Name	Number of Shares Underlying Outstanding Stock Options*
David Allen*	18,500
David Aronoff	—
Dan Artusi	19,225
Joseph J. Donovan*	—
Philip Frank	60,000
Elizabeth Hitchcock	—
Jeremy Hitchcock	52,500
Joshua Horowitz	22,500
Sandra Howe	—
Peter R. Kramer*	—
Frank B Manning*	—
Jonathan Seelig*	—
Peter Sykes*	60,000

(3)	As of December 31, 2020, the number of shares underlying stock options granted to each non-employee director in 2020 and the grant date fair market value of such stock options was:

Name	Grant Date	Number of Shares underlying Stock Options Grants in 2019	Grant Date Fair Value of Stock Option Grants in 2019
David Allen*	07/10/2020	7,500	$9,551
	07/10/2020	15,000	$19,101
David Aronoff	—	—	—
Dan Artusi	—	—	—
Joseph J. Donovan*	01/10/2020	7,500	$4,874
	07/10/2020	7,500	$9,551
Philip Frank	01/10/2020	7,500	$4,874
	07/10/2020	7,500	$9,551
Elizabeth Hitchcock	—	—	—
Jeremy Hitchcock(4)	01/10/2020	7,500	$4,874
	07/10/2020	7,500	$9,551
Joshua Horowitz	07/10/2020	7,500	$9,551
	07/10/2020	15,000	$19,101
Sandra Howe	—	—	—
Peter R. Kramer*	01/10/2020	7,500	$4,874
	07/10/2020	7,500	$9,551
Frank B Manning*	07/10/2020	7,500	$9,551
Jonathan Seelig(4)*	01/10/2020	7,500	$4,874
Peter Sykes*	01/10/2020	7,500	$4,874
	07/10/2020	7,500	$9,551

(4)
The Company closed on a $5 million private placement and issued an aggregate of 4,545,455 shares on May 3, 2019 and Mr. Hitchcock and Mr. Seelig joined the Board; upon joining the Board, Mr. Hitchcock and Mr. Seelig each received a grant of 30,000 stock options. See the description of the private placement in the “Certain Relationships and Related Transactions” section in this Form 10-K/A.

*	Denotes former directors who left the Board of Directors of the Company before December 31, 2020.

Each non-employee director of Zoom receives a fee of $500 per quarter plus a fee of $500 for each meeting at which the director is personally present. Travel and lodging expenses are also reimbursed.

Each non-employee director of Zoom may be granted stock options under Zoom's 2009 Directors Stock Option Plan, as amended (the “Directors Plan”) or the 2019 Director Stock Option Plan. The 2009 Directors Plan expired and was replaced with the 2019 Director Stock Option Plan which was approved at the Company’s stockholders at the Annual Meeting in July, 2019. The exercise price for the options granted under either Directors Plan is the closing market price of the Common Stock on the date the option is granted.

Director Option Exercises

As of December 31, 2020, stock option exercises by non-employee directors in 2020 were:

Name	Exercised Options
David Allen*	4,000
David Aronoff	—
Dan Artusi	—
Joseph J. Donovan*	75,000
Philip Frank	30,000
Elizabeth Hitchcock	—
Jeremy Hitchcock	—
Joshua Horowitz	—
Sandra Howe	—
Peter R. Kramer*	75,000
Frank B Manning*	282,500
Jonathan Seelig*	—
Peter Sykes*	—
*	Denotes former directors who left the Board of Directors of the Company before December 31, 2020.

As of December 31, 2020, stock option exercises by our named executive officers in 2020 were:

Name	Exercised Options
Graham Chynoweth	—
Nicole Zheng	—
John Lauten	—
Frank B. Manning	—
Joseph L. Wytanis	100,000
Jacqueline Barry Hamilton	18,279

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of April 5, 2021 by (i) each person who is known by the Company to own beneficially more than five percent of the Company's outstanding Common Stock, (ii) each of the Company's directors and named executive officers, as listed above in the Summary Compensation Table under the heading “2020 Summary Compensation Table” in Item 11, and (iii) all of the Company's current directors and executive officers as a group.

On April 5, 2021, there were 35,362,854 issued and outstanding shares of Company Common Stock. Unless otherwise noted, each person identified below possesses sole voting and investment power with respect to the shares listed. The information contained in this table is based upon information received from or on behalf of the named individuals or from publicly available information and filings by or on behalf of those persons with the SEC.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	% of Common Stock Outstanding
5% or Greater Stockholders:

Zulu Holdings LLC(2) 848 Elm Street, 2nd Floor Manchester, NH 03101	15,696,184	44.4

Directors and Named Executive Officers:
David Aronoff(3)	1,590,987	4.5
Daniel Artusi	19,225	*
Graham Chynoweth	990,726	2.8
Philip Frank	90,000	*
Elizabeth Hitchcock(4)	17,819,529	50.3
Jeremy Hitchcock(4)	17,819,529	50.3
Sandra Howe	—	—
Joshua Horowitz(5)	1,236,426	3.5
Nicole Zheng	275,857	*
John Lauten(6)	60,000	*
Frank B. Manning(7)	—	—
Joseph L. Wytanis(8)	150,910	*
Jacqueline Barry Hamilton	71,721	*

All current directors and executive officers as a group (11 persons)(9)	22,082,750	61.9

*	Less than one percent of shares outstanding.
(1)
Unless otherwise noted: (i) each person identified possesses sole voting and investment power over the shares listed; and (ii) the address of each person identified is c/o Zoom Telephonics, Inc., 848 Elm Street, New Hampshire, 03101.

(2)
Information is based on a Schedule 13D/A filed as of December 8, 2020, by Jeremy Hitchcock, Elizabeth Cash Hitchcock, Orbit Group LLC (“Orbit”), HCP and Zulu. The 15,696,184 shares are held of record by Zulu. HCP may be deemed the beneficial owner of the shares as a beneficial owner of the Common Stock held by Zulu through its ownership of Zulu. As the manager of Zulu, Orbit may be deemed the beneficial owner of the Common Stock held by Zulu. As the co-managers of Orbit and HCP, each of Mr. and Ms. Hitchcock may be deemed the beneficial owner of the Common Stock held by Zulu.

(3)	Consists of shares of Common Stock held by Flybridge Capital Partners, of which Mr. Aronoff is a General Partner.
(4)
Mr. and Ms. Hitchcock may be deemed to share beneficial ownership of all shares of the Company owned by either of them or investment vehicles, including Zulu, owned by either of them. Includes 52,500 shares that Mr. Hitchcock has the right to acquire upon exercise of outstanding stock options exercisable within sixty (60) days after April 5, 2021.

(5)
Consists of shares of Common Stock held by Palm Global Small Cap Master Fund LP (“Palm Global”). Mr. Horowitz is a Portfolio Manager with Palm Management (US) LLC, which provides investment management services to Palm Global.

(6)	Includes 45,000 shares that Mr. Lauten has the right to acquire upon exercise of outstanding stock options exercisable within sixty days after April 5, 2021.
(7)	Mr. Manning retired from his role as Chairman of the Board of Directors, Chief Executive Officer and Acting Chief Financial Officer of the Company effective as of February 1, 2020.
(8)	Mr. Wytanis resigned from the Company effective as of May 8, 2020.
(9)
Includes an aggregate of 335,327 shares that the current directors and executive officers have the right to acquire upon exercise of outstanding stock options exercisable within sixty days after April 5, 2021.

Change of Control

According to Amendment No. 11 to Schedule 13D (“Amendment No. 11”) filed by Mr. and Ms. Hitchcock, Elizabeth Cash Hitchcock, Orbit Group LLC (an investment vehicle of which Mr. and Ms. Hitchcock are the ultimate beneficial owners), Hitchcock Capital Partners, LLC (an investment vehicle of which Mr. and Ms. Hitchcock are the ultimate beneficial owners) and Zulu Holdings LLC (“Zulu”) of which Mr. and Ms. Hitchcock are the ultimate beneficial owners, with the Securities and Exchange Commission (the “SEC”), on October 13, 2020, Zulu entered into a stock purchase agreement with Frank B. Manning, Terry Manning, Rebecca Manning, Peter R. Kramer, Bruce M. Kramer, the Bruce M. Kramer Living Trust under agreement dated July 31, 1996, Elizabeth T. Folsom, and Joseph Donovan pursuant to which Zulu purchased an aggregate of 3,543,894 shares of common stock of the Company from the sellers at a purchase price of $2.50 per share. Amendment No. 11 states that the total purchase price of $8,859,735.00 was payable as follows: $2,657,920.50 in cash at closing, and $6,201,814.50 by delivery of a promissory note to the Sellers, secured by a personal guaranty of Mr. Hitchcock. It states also that the funds used to pay the cash portion of the purchase price for the Common Stock came from the working capital of Hitchcock Capital Partners, LLC, an investment vehicle of Mr. and Ms. Hitchcock (“HCP”), and that Zulu anticipates that the cash required to pay the note issued to the sellers of the Common Stock will also come from the working capital of HCP. Mr. Frank B. Manning is the former Chief Executive Officer of the Company. Messrs. Frank B. Manning, Peter R. Kramer and Donovan, who were then directors of the Company, resigned from the Company’s Board of Directors and their positions on Board committees in connection with the transaction.

Amendment No. 11 states that the stock purchase agreement for the transaction also includes the following provisions:

•
an agreement by Frank B. Manning, Peter R. Kramer and Joseph Donovan to resign from the Company’s Board of Directors and any other position they hold with the Company, effective as of the closing of the purchase of the shares;

•
an agreement by each of the sellers, for a period of two years from the closing of the purchase of the shares (or, if earlier, Zulu’s failure to make timely payments for the shares), not to, without the prior written consent of Zulu: (a) acquire in any manner any securities of the Company (other than by exercise of stock options held by the sellers); (b) solicit proxies or seek to influence any person or entity regarding the voting of any securities of the Company; (c) publicly announce or propose any merger, business combination, recapitalization, restructuring or other extraordinary transaction involving the Company or any of its securities or material assets; (d) form, join or in any way participate in a group in connection with any of the foregoing; (e) otherwise act or seek to control or influence the management, Board of Directors or policies of the Company; (f) take any action that could reasonably be expected to require the Company to make a public announcement regarding the possibility of any of the foregoing events; or (g) publicly request Zulu to amend or waive any of the foregoing restrictions;

•
mutual non-disparagement undertakings by the sellers, Zulu and Mr. Hitchcock, for a period of three years from the closing of the purchase of the shares (or, in the case of the Sellers’ obligations, if earlier, Zulu’s failure to make timely payments for the shares); and

•	mutual general releases by the Sellers of Zulu and Mr. Hitchcock, and by Zulu and Mr. Hitchcock of the Sellers.

Amendment No. 11 reports that, as a result of the transaction, Mr. and Ms. Hitchcock, together with the investment vehicles through which they effected the transaction, then beneficially owned 12, 439,342 shares, or 51.8%, of the Company’s Common Stock of the Company. The transaction constituted a change of control of the Company. Amendment No. 8 is incorporated herein by reference.

A portion of the shares sold by Mr. Frank B. Manning in the foregoing transaction had been purchased by him pursuant to the 2020 Stock Purchase Agreement described below in Item 13 under “Certain Relationships and Related Party Transactions —2020 Private Placement.” As required by Section 16(b) of the Exchange Act, Mr. Manning disgorged to the Company $196,000 in profits from the sale of those shares of Common Stock.

As of October 9, 2020, the Company entered into a Standstill and Voting Agreement (the “Standstill Agreement”) with Zulu and Mr. Hitchcock. Mr. Hitchcock and Zulu, which is an entity controlled by Mr. and Ms. Hitchcock. Pursuant to the terms of the Standstill Agreement, each of Zulu, Mr. Hitchcock and their controlled affiliates (the “Restricted Parties”) have agreed not to effect any (a) transaction involving the Company and any Restricted Party, in which any Restricted Party would have a material interest different from stockholders of the Company generally, (b) purchase of more than 10% of the then total number of shares of outstanding Company common stock, and (c) sale, transfer or other disposition of Company common stock to a third party that would result in such third party beneficially owning more than 20.0% of the Company’s outstanding common stock immediately after giving effect to such transaction. The duration of the “Standstill Period” lasts through the earlier of: (i) such time as the Restricted Parties beneficially own less than 45.0% of the outstanding common stock of the Company, and (ii) the third anniversary of the date of the Standstill Agreement.

According to Amendment No. 8 to Schedule 13D (“Amendment No. 8”) filed by Mr. and Ms. Hitchcock, Orbit Group LLC, Hitchcock Capital Partners, LLC and Zulu, on July 31, 2020, Zulu Holdings LLC (“Zulu”), which is ultimately beneficially owned by Mr. and Ms. Hitchcock, entered into a Stock Purchase Agreement with James E. Besser, Morgan C. Frank, Manchester Management Company, LLC, Manchester Explorer, L.P., and JEB Partners, L.P. pursuant to which Zulu purchased an aggregate of 4,285,717 shares of Common Stock from the sellers at a purchase price of $1.95 per share. The purchase closed on August 4, 2020. The funds used to purchase the common stock came from working capital of HCP. Amendment No. 8 reports that, upon completion of the transaction, Mr. and Ms. Hitchcock, together with the investment vehicles through which they effected the transaction, then beneficially owned 8,835,358 shares, or 37.3%, of the Company’s Common Stock. The transaction pursuant may be deemed to constitute a change of control of the Company. The disclosure set forth in Amendment No. 8 is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information concerning the Company’s equity compensation plans or individual arrangements that were approved by stockholders and those that were not approved by stockholders as of December 31, 2020:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first reporting column)
Equity compensation plans approved by security holders	3,098,163	$1.16	2,122,091
Equity compensation plans not approved by securities holders	—	—	—
Total	3,098,163	$1.16	2,122,091

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

Minim, Inc. Merger

On November 12, 2020, the Company entered into a merger agreement pursuant to which the Company and Minim, Inc. merged and combined their businesses. Minim, Inc. offers a cloud WiFi management platform that enables and secures a better-connected home by providing AI-driven WiFi management and IoT security platform for homes, SMBs, and broadband service providers. Mr. Hitchcock was Chairman and, together with Ms. Hitchcock, a controlling stockholder of Minim, Inc. Prior to the merger, the Company had licensed Minim, Inc. software products and, upon completion of the merger, the Company expected to integrate not only the Minim, Inc. software with the Company’s hardware products but also to combine Minim Inc.’s business-to-business sales channels with the Company’s retail channels. Except as otherwise disclosed in this Form 10-K/A, Mr. and Ms. Hitchcock did not receive any consideration or financial benefits from the merger different than the other stockholders of Minim, Inc. Immediately prior to execution of the merger agreement, Mr. and Ms. Hitchcock were, through investment vehicles jointly beneficially owned by them, the majority stockholders of both the Company and Minim, Inc.

Minim, Inc. Relationship

On July 25, 2019, the Company entered into a Master Partnership Agreement with Minim, Inc., together with a related Statement of Work, License, Collaborative Agreement, Software/Service Availability Agreement and Software/Service Support Level Agreement (collectively, the “Partnership Agreement”). Mr. Hitchcock was the President and Chief Executive Officer of Minim, Inc. Under the Partnership Agreement, the Company would integrate Minim, Inc. software and services into certain hardware products distributed by the Company, and Minim, Inc. would be entitled to certain fees and a portion of revenue received from the end users of such services and software. The Company and Minim, Inc. entered into an additional Statement of Work on December 31, 2019 providing for further integration of Minim, Inc. services, with a monthly minimum payment of $5,000 payable by the Company to Minim, Inc. starting in January 2020 for a period of 36 months and a requirement for Minim, Inc. to purchase at least $90,000 of the Company’s hardware by December 2022. Minimum monthly payments under this agreement increased to $15,000 in July 2020. During the fiscal years ended December 31, 2020 and 2019, $90,000 and no payments, respectively, were made by the Company to Minim, Inc. under the Partnership Agreement. The Company recorded $105,000 and no expenses for the years ended December 31, 2020 and 2019, respectively. The Company sold $15,000 of product to Minim, Inc. for the year ended December 31, 2020. No services were provided in 2019. The Partnership Agreement terminated upon completion of the Minim merger. As of December 31, 2020, and 2019, no amounts were due from or to the Company under the Partnership Agreement.

The Company’s subsidiary, Minim, Inc., leases office space located at the 848 Elm Street, Manchester, NH. The landlord is an affiliate entity owned by Mr. Hitchcock. The two-year facility lease agreement is effective from August 1, 2019 to July 31, 2021 and provides for 2,656 square feet at an aggregate annual rental price of $30,000. For the period from October 9, 2020 to December 31, 2020, the rent expense was $6,800.
2020 Private Placement

On May 26, 2020, the Company entered into a Stock Purchase Agreement (the “2020 Stock Purchase Agreement”) with certain accredited investors, including certain independent investment funds, members of the Company’s management and its Board of Directors, and certain co-founders of the Company, in a private placement (the “2020 Private Placement”) pursuant to which the Company sold an aggregate of 2,237,103 shares of Common Stock, par value $0.01 per share, at a purchase price of $1.52 per share. David Allen, a former member of the Company’s Board of Directors, purchased 6,578 shares for $10,000. Frank B. Manning, a co-founder of the Company and a former member of the Company’s Board of Directors, purchased 200,000 shares for $304,000. Phil Stanhope, a former officer of the Company, purchased 10,000 shares for $15,200. Zulu and Palm Fund each purchased 822,368 shares for $1.25 million. Mr. Horowitz is a portfolio manager at the Palm Fund, which served as the lead investor in the 2020 Private Placement. The gross proceeds to the Company at the closing of the 2020 Private Placement were approximately $3.4 million. In connection with the 2020 Private Placement, Messrs. Allen and Horowitz were appointed as members of the Board. Pursuant to the 2020 Purchase Agreement, Palm Fund has the right to appoint replacements for Mr. Horowitz in the event of his resignation and to request that its designees be appointed to each committee of the Board of Directors to the extent approved by an affirmative vote of a majority of the Board of Directors of the Company and as otherwise permitted by applicable SEC and stock market requirements; such Board and committee designation right will terminate upon Palm Fund ceasing to own at least 5% of the Company’s Common Stock, as calculated for purposes of Section 13(d) of the Exchange Act. Also pursuant to the 2020 Purchase Agreement, Palm Fund entered into a standstill covenant for a period ending not later than the earliest to occur of five years after the date of completion of the 2020 Private Placement and two years after Mr. Horowitz or the Palm Fund designee who succeeds him no longer serves on the Board of Directors of the Company.

2019 Private Placement

On May 3, 2019, the Company entered into a Stock Purchase Agreement (the “2019 Stock Purchase Agreement”) with certain accredited investors, including Messrs. Peter R. Kramer, Frank B. Manning, Stanhope and Sykes, Zulu, Palm Fund, and our former President and Chief Executive Officer, Joseph L. Wytanis, in a private placement (the “2019 Private Placement”) pursuant to which the Company sold an aggregate of 4,545,455 shares of our Common Stock at a purchase price of $1.10 per share. Mr. Kramer purchased 90,910 shares for $100,001; Mr. Manning purchased 313,634 shares for $344,997; Mr. Stanhope purchased 50,000 shares for $55,000; Mr. Sykes purchased 36,364 shares for $40,000 and Mr. Wytanis purchased 90,910 shares for $100,001. Zulu purchased 3,727,273 shares for $4.1 million and Palm Fund purchased 136,364 shares for $150,000. Zulu served as the lead investor in the 2019 Private Placement. The gross proceeds to the Company at the closing of the 2019 Private Placement were approximately $5.0 million. In connection with the 2019 Private Placement, Messrs. Hitchcock and Seelig were appointed as members of the Board of Directors of the Company. In the event that Mr. Hitchcock or Mr. Seelig resigns or is removed from the Board, Zulu will have the right to designate a replacement director for each of them pursuant to the terms of the 2019 Stock Purchase Agreement. The board designation rights will terminate upon Zulu ceasing to own at least 8% of the Company’s Common Stock on a fully diluted basis. For a period of 30 months following the date of the 2019 Stock Purchase Agreement, Zulu will have the right to participate in any subsequent financing in an amount necessary to maintain Zulu’s pro rata ownership of the Company (calculated on a fully-diluted basis) on the same terms, conditions and price provided for in any such subsequent financing.

Other Transactions

In connection with and prior to the closing of Minim merger, Mr. Chynoweth, currently Chief Executive Officer of the Company and at that time chief Executive Officer of Minim, Inc., and Nicole Zheng, currently Chief Marketing Officer of the Company and at that time Chief Marketing Officer and Chief Product Officer of Minim, Inc., fully paid Minim, Inc. the $264,000 and $120,000, respectively, aggregate principal amount of a promissory note each of them had issued in connection with the prior exercise of Minim, Inc. stock options by each of them. In connection with and prior to the closing of the Minim merger, Minim, Inc. agreed to repurchase 33,809 shares of Minim, Inc. common stock for $14,860 from Elizabeth Hitchcock. The repurchase price remains unpaid as of the date hereof.

The information contained in Item 12 hereof under the caption “Change of Control” is incorporated herein by reference.

Policies and Procedures Regarding Review, Approval or Ratification of Related Person Transactions

In accordance with our Audit Committee charter, our Audit Committee is responsible for reviewing the Company’s related party transaction policy and review and oversee all transactions between the Company and a related person for which review or oversight is required by applicable law or that are required to be disclosed in the Company’s financial statements or SEC filings.

Director Independence

The Board of Directors has reviewed the qualifications of Ms. Howe and Messrs. Aronoff, Artusi, Frank and Horowitz and has determined that each of those individuals is “independent” as such term is defined under the current listing standards of the Nasdaq Stock Market. The Board also affirmatively determined that each of Messrs. Allen, Donovan, Kramer, Seelig and Sykes, who served as directors during 2020, was, at the time he served as a director, independent. In addition, each member of the Audit Committee is independent as required under Section 10A(m)(3) of the Exchange Act.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year. The Audit Committee may also pre-approve particular services on a case-by-case basis. During our fiscal year ended December 31, 2020, no services were provided to us by Marcum LLP other than in accordance with the pre-approval procedures described herein.

The firm of Marcum LLP served as our independent registered public accounting firm for fiscal years 2020 and 2019. The table below shows the aggregate fees that the Company paid or accrued for the audit and other services provided by Marcum LLP for the fiscal years ended December 31, 2020 and December 31, 2019:

FEE CATEGORY	2020	2019
Audit fees(1)	$267,995	$187,200
Audit-related fees(2)	22,800	10,000
Total fees	$290,795	$197,200

(1)
Audit Fees. Consists of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory filings and engagements.

(2)
Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” For 2020, fees are related to registering securities for Zoom's stock option plans and a private placement. For 2019, fees are related to a private placement.

All services rendered by Marcum LLP for fiscal years 2020 and 2019 were permissible under applicable laws and regulations, and were pre-approved by the Audit Committee.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The exhibits listed in the Exhibit Index of the Original Filing are incorporated by reference into this Amendment No. 1, and the following exhibits are filed herewith.

Exhibit No.	Description

10.27	Assignment and Amendment of Employment Agreement dated December 4, 2020 among Graham Chynoweth, the Company and Minim, Inc.

10.28	Employment Agreement dated as of May 22, 2019 between Minim, Inc. and Graham Chynoweth

10.29	Employment Agreement dated as of December 4, 2020 between the Company and Sean Doherty

10.30	Employment Agreement dated as of December 4, 2020 between the Company and Nicole Zheng

10.31	Employment Agreement dated as of November 1, 2019 between the Company and John Lauten

31.3	Certification of Chief Executive Officer of Zoom Telephonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer of Zoom Telephonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Chief Executive Officer of Zoom Telephonics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	Certification of Chief Financial Officer of Zoom Telephonics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZOOM TELEPHONICS, INC.

Date: April 29, 2021	By:	/s/ Graham Chynoweth

Graham Chynoweth Chief Executive Officer (Principal Executive Officer)

Date: April 29, 2021	By:	/s/ Sean Doherty

Sean Doherty Chief Financial Officer (Principal Financial and Accounting Officer)