Form 10-Q
period 2021-03-31
Zoom Telephonics, Inc.
filed 2021-05-17
CIK 1467761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________

FORM 10-Q
 ______________

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to ________

Commission File Number 1-37649

———————

ZOOM TELEPHONICS, INC.
(Exact Name of Registrant as Specified in its Charter)
———————

Delaware	04-2621506
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

848 Elm Street, Manchester, NH	03101
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (833) 966-4646

_________________________________________________________________________
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of May 13, 2021, was 35,450,203 shares.

ZOOM TELEPHONICS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

 ITEM 1.
FINANCIAL STATEMENTS

ZOOM TELEPHONICS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS	March 31, 2021 (Unaudited)	December 31, 2020
Current assets
Cash and cash equivalents	$397,713	$771,757
Restricted cash	800,000	800,000
Accounts receivable, net of allowance of doubtful accounts of $173,603 as of March 31, 2021 and December 31, 2020	8,646,020	9,203,334
Inventories, net	17,984,073	16,504,840
Prepaid expenses and other current assets	402,743	399,119
Total current assets	28,230,549	27,679,050

Equipment, net	646,265	455,066
Operating lease right-of-use assets, net	68,032	86,948
Goodwill	58,872	58,872
Intangible assets, net	360,963	388,629
Other assets	974,021	942,404
Total assets	$30,338,702	$29,610,969

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank credit line	$6,918,783	$2,442,246
Accounts payable	10,049,107	11,744,834
Current maturities of government loan	60,470	65,225
Current maturities of operating lease liabilities	60,368	65,651
Accrued other expenses	4,947,257	7,465,063
Deferred revenue, current	110,218	––
Total current liabilities	22,146,203	21,783,019

Long term government loan, less current maturities	––	15,245
Operating lease liabilities, less current maturities	9,005	22,235
Deferred revenue noncurrent	154,679	––
Total Liabilities	22,309,887	21,820,499

Commitments and Contingencies (Note 6)

Stockholders' equity
Common stock: Authorized: 40,000,000 shares at $0.01 par value; issued and outstanding: 35,362,854 shares at March 31, 2021 and 35,074,922 shares at December 31, 2020, respectively	353,628	350,749
Additional paid-in capital	65,307,650	64,526,664
Accumulated deficit	(57,632,463)	(57,086,943)
Total stockholders' equity	8,028,815	7,790,470
Total liabilities and stockholders' equity	$30,338,702	$29,610,969

See accompanying notes to consolidated financial statements.

ZOOM TELEPHONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net sales	$15,017,574	$11,955,603
Cost of goods sold	9,913,784	8,860,385
Gross profit	5,103,790	3,095,218

Operating expenses:
Selling and marketing expenses	3,173,950	2,354,243
General and administrative expenses	1,077,368	827,939
Research and development expenses	1,388,170	652,752
Total operating expenses	5,639,488	3,834,934
Operating loss	(535,698)	(739,716)

Other income (expense):
Interest expense, net	(28,322)	(5,398)
Other, net	20,000	(449)
Total other income (expense)	(8,322)	(5,847)

Loss before income taxes	(544,020)	(745,563)

Income taxes	1,500	6,316

Net loss	$(545,520)	$(751,879)

Net loss per share:
Basic and diluted	$(0.02)	$(0.04)

Basic and diluted weighted average common and common equivalent shares	35,254,243	21,080,179

See accompanying notes to consolidated financial statements.

ZOOM TELEPHONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Unaudited)

For the three months ended March 31, 2021
	Common Stock
	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Total

Balance at December 31, 2020	35,074,922	$350,749	$64,526,664	$(57,086,943)	$7,790,470

Net loss	––	––	––	(545,520)	(545,520)
Stock option exercises	287,932	2,879	376,268	––	379,147
Stock-based compensation	––	––	404,718	––	404,718
Balance at March 31, 2021	35,362,854	$353,628	$65,307,650	$(57,632,463)	$8,028,815

For the three months ended March 31, 2020
	Common Stock
	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Total

Balance at December 31, 2019	20,929,928	$209,299	$46,496,330	$(40,596,638)	$6,108,991

Net loss	––	––	––	(751,879)	(751,879)
Stock option exercises	346,834	3,468	194,190	––	197,658
Stock-based compensation	––	––	127,053	––	127,053
Balance at March 31, 2020	21,276,762	$212,767	$46,817,573	$(41,348,517)	$5,681,823

See accompanying notes to consolidated financial statements.

ZOOM TELEPHONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows used in operating activities:
Net loss	$(545,520)	$(751,879)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	167,293	59,399
Amortization of right-of-use assets	18,916	25,082
Stock based compensation	404,718	127,053
Provision for recovery of accounts receivable allowances	––	(4,203)
Non-cash loan forgiveness	(20,000)	––
Non-cash interest expense	2,418	––
Changes in operating assets and liabilities:
Accounts receivable	557,314	(1,872,088)
Inventories	(1,479,232)	3,261,616
Prepaid expenses and other current assets	(3,624)	32,368
Other assets	(104,881)	––
Accounts payable	(1,365,295)	(2,203,636)
Accrued expenses	(2,811,777)	10,148
Deferred revenue	228,436	––
Operating lease liabilities	(18,513)	(25,082)
Net cash used in operating activities	(4,969,747)	(1,341,222)

Cash flows from investing activities:
Purchases of equipment	(257,563)	(13,016)
Certification costs incurred and capitalized	––	(20,000)
Net cash used in investing activities	(257,563)	(33,016)

Cash flows from financing activities:
Net proceeds from (payments to) bank credit lines	4,567,024	387,298
Cash paid for SVB Loan Agreement origination costs	(92,905)	––
Proceeds from stock option exercises	379,147	197,658
Net cash provided by financing activities	4,853,266	584,956

Net change in cash	(374,044)	(789,282)

Cash, cash equivalents, and restricted cash - Beginning	1,571,757	1,366,893

Cash, cash equivalents, and restricted cash - Ending	$1,197,713	$577,611

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$25,945	$5,712
Income taxes	$1,500	$6,316

See accompanying notes to consolidated financial statements.

ZOOM TELEPHONICS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(1)
NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Zoom Telephonics, Inc., doing business as Minim (“Zoom”), and its wholly owned subsidiaries, Minim, Inc. and MTRLC LLC, are herein collectively referred to as the “Company”. We deliver innovative Internet access products that reliably and securely connect homes and offices around the world. We are the exclusive global license holder to the Motorola brand for home networking hardware, the Company designs and manufactures products including cable modems, cable modem/routers, mobile broadband modems, wireless routers, Multimedia over Coax (“MoCA”) adapters and mesh home networking devices. Our AI-driven cloud software platform and applications make network management and security simple for home and business users, as well as the service providers that assist them— leading to higher customer satisfaction and decreased support burden.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and contemplates continuity of operations, realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company’s ability to continue as a going concern is contingent upon, among other factors, the Company’s ability to generate sufficient cash flow from operations, decrease operating costs, obtain additional equity or debt financing and comply with the financial and other covenants contained in the Company’s Loan Agreement with Silicon Valley Bank as described in Note 7. Based on the Company’s present business plan, funding available under the SVB Loan Agreement and additional financing that the Company believes is obtainable under acceptable terms if needed, the Company expects to maintain acceptable levels of liquidity to meet its obligations as they become due during the next 12 months.

Basis of Presentation

The accompanying unaudited consolidated financial statements, including the accounts of Zoom Telephonics, Inc. and its wholly-owned subsidiaries, have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (“GAAP”) can be condensed or omitted. In the opinion of management, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position and operating results. All intercompany balances and transactions have been eliminated in consolidation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The results of the Company’s operations can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year or any future periods.

Certain prior year amounts have been reclassified to conform to the current year presentation. None of the reclassifications impacted the consolidated statement of operations for the period ended March 31, 2020.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. Actual results may differ from those estimates. Significant estimates made by the Company include: 1) allowance for doubtful accounts for accounts receivable (collectability); 2) contract liabilities (sales returns, and other variable considerations); 3) asset valuation allowance for deferred income tax assets; 4) write-downs of inventory for slow-moving and obsolete items, and market valuations; and 5) stock based compensation.

Minim Merger

On November 12, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Minim, Inc. (“Minim”), a Delaware corporation, that designs, develops, sells and supports an IoT security platform that enables and secures a better connected home. Under the Merger Agreement, Elm Acquisition Sub, Inc., a wholly-owned subsidiary of Zoom, was merged with and into Minim in exchange for 10,784,534 shares of common stock of Zoom.  As a result of the merger, effected December 4, 2020, Minim was the surviving entity and became a wholly-owned subsidiary of Zoom.

Immediately prior to closing of the Merger Agreement, the majority stockholder of the Company was also the majority stockholder of Minim. As a result of the common ownership upon closing of the transaction, the merger was considered a common-control transaction and was outside the scope of the business combination guidance in ASC 805-50. The entities are deemed to be under common control as of October 9, 2020, which was the date that the majority stockholder acquired control of the Company and, therefore, held control over both companies. The consolidated financial statements incorporate Minim’s financial results and financial information for the period beginning October 9, 2020, and the comparative information of the prior period does not include the financial results of Minim prior to October 9, 2020. The merger of the Company with Minim is referred to as the “Minim Merger” within these financial statements.

Risks and Uncertainties

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company’s business is highly uncertain and difficult to predict as coronavirus continues to spread around the world. Although the availability of vaccines has increased, there can be no assurances as to when the pandemic will be fully contained. Since March 2020, the Company has instituted office closures, travel restrictions and a mandatory work-from-home policy for substantially all of its employees. The spread of COVID-19 has had a prolonged impact on the Company’s supply chain operations due to restrictions, reduced capacity and limited availability from suppliers whom the Company relies on for sourcing components and materials and from third-party partners whom the Company relies on for manufacturing, warehousing and logistics services. Although demand for the Company’s products has been strong in the short-term as subscribers seek more bandwidth and better Wi-Fi, customers’ purchasing decisions over the long-term may be impacted by the pandemic and its impact on the economy, which could in turn impact the Company’s revenue and results of operations. Furthermore, the Company’s supply chain continues to face constraints primarily due to challenges in sourcing components and materials for the Company’s products. The prolonged impact of COVID-19 could exacerbate these constraints or cause further supply chain disruptions. As of the issuance date of these consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company’s financial condition, liquidity or results of operations is uncertain.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2020. The Company’s significant accounting policies did not change during the three months ended March 31, 2021.

Recently Adopted Accounting Standards

In December 2019, the FASB issued ASU 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, which is intended to improve consistent application and simplify the accounting for income taxes. This ASU removes certain exceptions to the general principals in Topic 740 and clarifies and amends existing guidance. The Company adopted the new standard effective January 1, 2021. The adoption had no impact on the Company’s financial position, results of operations or cash flows.

Recently Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, "Financial Instruments Credit Losses —Measurement of Credit Losses on Financial Instruments." ASU 2016-13 requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected, which includes the Company’s accounts receivable. This ASU is effective for the Company for reporting periods beginning after December 15, 2022. The Company is currently assessing the potential impact that the adoption of this ASU will have on its consolidated financial statements.

With the exception of the new standards discussed above, there have been no other new accounting pronouncements that have significance, or potential significance, to the Company's financial position, results of operations and cash flows.

(3) REVENUE RECOGNITION

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

The Company also sells and earns revenues from software as a service (“SaaS”), including the Minim software service that enables and secures a better connected home with the Minim AI-driven smart home WiFi management and security platform. Customers do not have the contractual right or ability to take possession of the hosted software.

The Company has concluded that transfer of control of its hardware products transfers to the customer upon shipment or delivery, depending on the delivery terms of the purchase agreement. Revenues from sales of hardware products are recognized at a point in time upon transfer of control.

The Company sells software as a SaaS offering. The SaaS agreements are offered over a defined contract period, generally one year, and are sold to Internet service providers, who then promote the services to their subscribers. These services are available as an on-demand application over the defined term. The agreements include service offerings, which deliver applications and technologies via cloud-based deployment models that the Company develops functionality for, provides unspecified updates and enhancements for, hosts, manages, provides upgrade and support and that the customers access by entering into solution agreements for a stated period. The monthly fees charged to the customer are based on the number of subscribers utilizing the services each month, and the revenue recognized generally corresponds to the monthly billing amounts as the services are delivered.

Multiple Performance Obligations

During the three months ended March 31, 2021, the Company introduced new hardware products that include the Minim software services as a bundled product to its customers. The Company accounts for these sales in accordance with the multiple performance obligation guidance of ASC Topic 606. For multiple performance obligation contracts, the Company accounts for the promises separately as individual performance obligations if they are distinct. Performance obligations are determined to be distinct if they are both capable of being distinct and distinct within the context of the contract. In determining whether performance obligations meet the criteria of being distinct, the Company considers a number of factors, such as degree of interrelation and interdependence between obligations, and whether or not the good or service significantly modifies or transforms another good or service in the contract. Minim software services included with certain hardware products is considered distinct from the hardware, and therefore the hardware and SaaS offerings are treated as separate performance obligations.

After identifying the separate performance obligations, the transaction price is allocated to the separate obligations on a relative standalone selling price basis (“SSP”). SSP’s are generally determined based on the prices charged to customers when the performance obligation is sold separately or using an adjusted market assessment. The estimated SSP of the hardware and SaaS offerings are directly observable from the sales of those products and software based on a range of prices.

Revenue is recognized for each distinct performance obligation as control is transferred to the customer. In general, control of the hardware transfers to the customer at time of shipment or delivery while the SaaS offering is delivered over the service period. Revenue attributable to hardware products bundled with SaaS offerings are recognized at the time control of the product transfers to the customer. The transaction price allocated to the SaaS offering is recognized ratably beginning when the customer is expected to activate their account and over a three-year period that the Company has estimated based on the expected replacement of the hardware.

The following table includes estimated revenue expected to be recognized in the future related to performance obligations for Minim software services that are unsatisfied or (partially unsatisfied) as of March 31, 2021:

	1 year	2 years	Greater than 2 years	Total
Performance obligations	$ 110,218	$77,430	$77,249	$264,897

Other considerations of ASC 606 include the following:

● Warranties - the Company does not provide separate warranty for purchase to customers. Therefore, there is not a separate performance obligation. The Company does account for assurance-type warranties as a cost accrual and the warranties do not include any additional distinct services other than the assurance that the goods comply with agreed-upon specifications. The warranty reserve was $48 thousand at March 31, 2021 and December 31, 2020.

● Returned Goods - analyses of actual returned products are compared to that of the product return estimates and historically have resulted in immaterial differences. The Company has concluded that the current process of estimating the return reserve represents a fair measure with which to adjust revenue. Returned goods are a form of variable consideration and under Topic 606 are estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g., upon shipment of goods). The sales returns accrual was $985 thousand and $775 thousand at March 31, 2021 and December 31, 2020, respectively.

● Price protection - price protection provides that if the Company reduces the price on any products sold to the customer, the Company will guarantee an account credit for the price difference for all quantities of that product that the customer still holds. Price protection is variable and under Topic 606 are estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g., upon shipment of goods). The price protection accrual was $5 thousand and $9 thousand at March 31, 2021 and December 31, 2020, respectively.

● Volume Rebates and Promotion Programs - volume rebates are variable dependent upon the volume of goods sold-through the Company’s customers to end-users and under Topic 606 are estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g., upon shipment of goods). The rebate and promotion accrual was $108 thousand and $384 thousand at March 31, 2021 and December 31, 2020, respectively.

Contract Balances

The Company records accounts receivable when it has an unconditional right to consideration. Contract liabilities are recorded when cash payments are received or due in advance of performance. Contract liabilities consist of deferred revenue, where the Company has unsatisfied performance obligations.

The following table reflects the contract balances as of periods ended:

	Balance Sheet Location	March 31, 2021	December 31, 2020
Accounts receivable, net	Accounts receivable, net	$8,646,020	$9,203,334
Contract liabilities - current	Deferred revenue, current	$110,218	$––
Contract liabilities – non-current	Deferred revenue, non-current	$154,679	$––

The Company’s business is controlled as a single operating segment that consists of the manufacture and sale of cable modems and gateway, and the majority of the Company’s customers are retailers and distributors.

Disaggregated revenue by distribution channel for three months ended:

Through :	March 31, 2021	March 31, 2020
Retailers	$13,791,518	$10,974,290
Distributors	913,150	597,529
Other	312,906	383,784
Total	$15,017,574	$11,955,603

Disaggregated revenue by product for three months ended:

	March 31, 2021	March 31, 2020
Cable modems & gateways	$14,587,090	$11,170,010
Software as a service	124,672	––
Other hardware	305,812	785,593
Total	$15,017,574	$11,955,603

(4) INVENTORIES

Inventories consist of :	March 31, 2021	December 31, 2020
Raw materials	$730,174	$1,238,332
Work in process	90,266	84,203
Finished goods	17,163,633	15,182,305
Total	$17,984,073	$16,504,840

Finished goods include consigned inventory held by our customers of approximately $1.2 million at March 31, 2021 and approximately $2.3 million at December 31, 2020 and in-transit inventory of $6.1 million and $6.2 million at March 31, 2021 and December 31, 2020, respectively.  The Company reviews inventory for obsolete and slow-moving products each quarter and makes provisions based on its estimate of the probability that the material will not be consumed or that it will be sold below cost. The provision for inventory reserves was immaterial for three months ended March 31, 2021 and the year ended December 31, 2020, respectively.

(5) ACCRUED OTHER EXPENSES

Accrued other expenses consisted of the following:
	March 31, 2021	December 31, 2020
Inventory	$272,401	$1,458,850
Payroll & related compensation	479,054	853,402
Professional fees	721,725	618,308
Royalty costs	1,587,500	1,906,439
Sales allowances	1,270,754	1,559,847
Sales and use tax	148,454	183,264
Other	467,369	884,953
Total accrued other expenses	$4,947,257	$7,465,063

(6) COMMITMENTS AND CONTINGENCIES

(a) Lease Obligations

In May 2020, the Company signed a two-year lease agreement for 3,218 square feet at 275 Turnpike Executive Park in Canton MA. The agreement includes a one-time option to cancel the second year of lease with three months advance notice. The location is currently being occupied by the research and development group of the Company. Rent expense was $13.2 thousand for the first quarter of 2021.

Upon the completion of the Minim Merger, the Company assumed Minim’s office facility lease located at the 848 Elm Street in Manchester, NH. The two-year facility lease agreement is effective from August 1, 2019 to July 31, 2021 and provides for the lease of 2,656 square feet of office space. Rent expense was $7.5 thousand for the first quarter of 2021.

In June 2019, the Company signed a twelve-month lease agreement for offices at 225 Franklin Street, Boston, MA. The lease for this office expired on June 30, 2020. The Company has elected to apply the short-term lease exception under ASC 842 which does not require the recognition of an operating lease liability or right-of-use asset on the consolidated balance sheet in relation to the lease at 225 Franklin Street. Rent expense was $127 thousand for the first quarter of 2020.

The Company performs most of the final assembly, testing, packaging, warehousing and distribution at an approximately 24,000 square foot production and warehouse facility in Tijuana, Mexico. As of March 31, 2021, the Company is renting the Tijuana facility month-to-month while it negotiates a new lease agreement. On April 16, 2021, the Company signed a lease extension to November 30, 2021. Rent expense was $27 thousand for both the first quarter of 2021 and the first quarter of 2020.

The Company also had a lease for approximately 1,550 square feet in Boston, MA that expired on October 31, 2019 that was terminated effective June 30, 2020. The Company had another lease for approximately 1,500 square feet in Boston that was terminated effective July 31, 2020. The Company has elected to apply the short-term lease exception for both of these leases under ASC 842 which does not require the recognition of an operating lease liability or right-of-use asset on the consolidated balance sheet in relation to this lease. Rent expense for these leases was approximately $35.7 thousand for the first quarter of 2020.

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

 As of March 31, 2021, the Company's estimated future minimum committed rental payments, excluding executory costs, under the operating leases described above to their expiration or the earliest possible termination date, whichever is sooner, are $51 thousand for the remaining of 2021 and $22.8 thousand for 2022. There are no future minimum committed rental payments that extend beyond 2022.

Operating leases are included in operating lease right-of-use assets, operating lease liabilities, and long-term operating lease liabilities on the consolidated balance sheets. These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company’s secured incremental borrowing rates or implicit rates, when readily determinable. Short-term operating leases, which have an initial term of 12 months or less, are not recorded on the balance sheet.

Lease expense for operating leases is recognized on a straight-line basis over the lease term. Lease expense is included in general and administrative expenses on the consolidated statements of operations.

The following table presents information about the amount and timing of the Company’s operating leases as of March 31, 2021.

March 31, 2021
Maturity of Lease Liabilities	Lease Payments
2021 (remaining)	$50,494
2022	22,794
Less: Imputed interest	(3,915)
Present value of operating lease liabilities	$69,373

Balance Sheet Classification
Current maturities of operating lease liabilities	$60,368
Operating lease liabilities, less current maturities	9,005
Total operating lease liabilities	$69,373

Other Information
Weighted-average remaining lease term for operating leases	1.1
Weighted-average discount rate for operating leases	9.0%

Cash Flows

During the three months-ended March 31, 2021 and 2020, the operating lease liability was reduced by $18.5 thousand and $25.0 thousand, respectively, and we recorded amortization of our right-of-use assets of $18.9 and $25.0 thousand, respectively.

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Three Months Ended March 31,
	2021	2020
Operating cash flow information:
Amounts included in measurement of lease liabilities	$20,372	$26,557
Non-cash activities:
Right-of-use assets obtained in exchange for lease obligations	$—	$—

(b) Commitments

 The Company is party to a license agreement with Motorola Mobility LLC pursuant to which the Company has an exclusive license to use certain trademarks owned by Motorola Trademark Holdings, LLC for the manufacture, sale and marketing of consumer cable modem products, consumer routers, WiFi range extenders, MoCa adapters, cellular sensors, home powerline network adapters, and access points worldwide through a wide range of authorized sales channels. The license agreement, has a term ending December 31, 2025.

In connection with the License Agreement, the Company has committed to reserve a certain percentage of wholesale prices for use in advertising, merchandising and promotion of the related products. Additionally, the Company is required to make quarterly royalty payments equal to a certain percentage of the preceding quarter’s net sales with minimum annual royalty payments as follows:

Years ending December 31,
2021 (remaining)	$4,762,500
2022	6,600,000
2023	6,850,000
2024	7,100,000
2025	7,100,000

Total	$32,412,500

Royalty expense under the license agreement was $1.6 million for the first quarter of 2021 and $1.1 million for the first quarter of 2020, respectively, and is included in selling and marketing expenses on the accompanying consolidated statements of operations.

(c) Contingencies

The Company is party to various lawsuits and administrative proceedings arising in the ordinary course of business. The Company evaluates such lawsuits and proceedings on a case-by-case basis, and its policy is to vigorously contest any such claims which it believes are without merit.

The Company reviews the status of its legal proceedings and records a provision for a liability when it is considered probable that both a liability has been incurred and the amount of the loss can be reasonably estimated. This review is updated periodically as additional information becomes available. If both of the criteria are not met, the Company reassesses whether there is at least a reasonable possibility that a loss, or additional losses, may be incurred. If there is a reasonable possibility that a loss may be incurred, the Company discloses the estimate of the amount of the loss or range of losses, that the amount is not material, or that an estimate of the loss cannot be made. At March 31, 2021, the Company is not currently a party to any legal proceedings that, if determined adversely to the Company, in management’s opinion, are currently expected to individually or in the aggregate have a material adverse effect on the Company’s business, operating results or financial condition taken as a whole. The Company expenses its legal fees as incurred.

In the ordinary course of its business, the Company is subject to lawsuits, arbitrations, claims, and other legal proceedings in connection with their business. Some of the legal actions include claims for substantial or unspecified compensatory and/or punitive damages. A substantial adverse judgment or other unfavorable resolution of these matters could have a material adverse effect on the Company’s financial condition, results of operations, and cash flows. Management believes that the Company has adequate legal defenses with respect to the legal proceedings to which it is a defendant or respondent and that the outcome of these pending proceedings is not likely to have a material adverse effect on the financial condition, results of operations, or cash flows of the Company. However, the Company is unable to predict the outcome of these matters.

(7) BANK CREDIT LINES AND GOVERNMENT LOANS

Bank Credit Line

On December 18, 2012 and as amended, the Company entered into a Financing Agreement with Rosenthal & Rosenthal, Inc. (the “Financing Agreement”). The Financing Agreement provided for up to $4.0 million of revolving credit, subject to a borrowing base formula and other terms and conditions as specified in the Financing Agreement. Borrowings are secured by all of the Company assets including intellectual property. The Company entered into an amendment on February 4, 2021 that increased the revolving credit line to $5.0 million.

On March 12, 2021, the Company terminated its Financing Agreement with Rosenthal & Rosenthal, Inc. and entered into a new loan and security agreement with Silicon Valley Bank (the “SVB Loan Agreement”). The SVB Loan Agreement provides for a revolving facility up to a principal amount of $12.0 million. The SVB Loan Agreement matures, and all outstanding amounts become due and payable on March 12, 2023. The SVB Loan Agreement is secured by substantially all of the Company’s assets but excludes the Company’s intellectual property. Loans under the credit facility bear interest at a rate per annum equal to (i) at all times when a streamline period is in effect, the greater of (a) one-half of one percent (0.50%) above the Prime Rate or (b) three and three- quarters of one percent (3.75%) and (ii) at all times when a streamline period is not effect, the greater of (a) one percent (1.0%) above the Prime Rate and (b) four and one-quarter of one percent (4.25%). Interest is payable monthly. The availability of borrowings under the SVB Loan Agreement are subject to certain conditions and requirements, and the borrowing base amount is up to (a) 85% of eligible accounts receivable balances plus (b) the least of (i) 60% of eligible inventory, (ii) 85% of net orderly liquidation value, and (iii) $4.8 million. In conjunction with the SVB Loan Agreement, the Company secured a $1.0 million commercial credit card line.

The Company incurred $92.5 thousand in origination costs in connection with entering into the SVB Loan Agreement. These origination costs were recorded as a debt discount and are being expensed over the remaining term of the facility. Interest expense for the period ended March 31, 2021 was $2.4 thousand.

As of March 31, 2021, the Company had $6.9 million outstanding, net of origination costs of $90 thousand, on the SVB Loan Agreement, and this credit line had availability of $449 thousand. The interest rate was 4.25% as of March 31, 2021.

Government Loans

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted to provide financial aid to family and businesses impacted by the COVID-19 pandemic. The Company participated in the CARES Act, and on April 15, 2020, the Company entered into a note payable with Primary Bank, a bank under the Small Business Administration (“SBA”), Paycheck Protection Program (“PPP”) in the amount of $583.3 thousand. This note payable matures on March 15, 2022 with a fixed interest rate of 1% per annum with interest deferred for six months. The PPP loan has an initial term of two years, is unsecured and guaranteed by the SBA. Under the terms of the PPP note, the Company was able to apply and receive forgiveness of $512.8 thousand of the original principal balance. The Company used the proceeds from the PPP loan for qualifying expenses as defined in the PPP.

On April 11, 2020, Minim entered into a note payable with Primary Bank and received $544.5 thousand under the PPP. This note payable matures on March 11, 2022 with a fixed interest rate of 1% per annum with interest deferred for six months. The PPP loan has an initial term of two years, is unsecured and guaranteed by the SBA. Under the terms of the PPP note, the Company was able to apply for forgiveness of the amount due on the PPP loan. The Company submitted an application for forgiveness of this loan and received forgiveness of $534.5 thousand in principal and $3 thousand in accrued interest from the SBA in November 2020. The Company used the proceeds from the PPP loan for qualifying expenses as defined in the PPP.

In February 2021, the Company received an additional forgiveness of $20.0 thousand related to the Economic Injury Disaster Loan (“EIDL”) Advance received with the PPP note.

For the period end March 31, 2021, the Company has recorded $60.5 thousand of the PPP loans in current maturities of long-term debt in the balance sheet. For the year end December 31, 2020, the Company had recorded $65.2 thousand of the PPP loans in current maturities of long-term debt and $15.2 thousand in long-term debt in the consolidated balance sheet.

(8) SIGNIFICANT CUSTOMER AND DEPENDENCY ON KEY SUPPLIERS

Relatively few companies account for a substantial portion of the Company’s revenues. In the first quarter of 2021, two companies accounted for 10% or greater individually and 88% in the aggregate of the Company’s total net sales. At March 31, 2021, three companies with an accounts receivable balance of 10% or greater individually accounted for a combined 87% of the Company’s accounts receivable. In the first quarter of 2020, two companies accounted for 10% or greater individually and 86% in the aggregate of the Company’s total net sales. At March 31, 2020, two companies with an accounts receivable balance of 10% or greater individually accounted for a combined 73% of the Company’s accounts receivable.

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

The Company depends on many third-party suppliers for key components contained in its product offerings. For some of these components, the Company may only use a single source supplier, in part due to the lack of alternative sources of supply. During the first quarter of 2021, the Company had one supplier that provided 99% of the Company's purchased inventory. During the first quarter of 2020, the Company had two suppliers that provided 99% of the Company's purchased inventory.

(9) INCOME TAXES

During the three months ended March 31, 2021 and 2020, we recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated due to the uncertainty of realizing a benefit from those items.

We have evaluated the positive and negative evidence bearing upon the Company's ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards and research and development tax credits. We considered the history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and we have concluded that it is more likely than not that we will not realize the benefits of our deferred tax assets. As a result, as of March 31, 2021 and December 31, 2020, we recorded a full valuation allowance against our net deferred tax assets.

As of March 31, 2021 and December 31, 2020, the Company had federal net operating loss carry forwards of approximately $62,951,000 and $61,779,000, respectively, which are available to offset future taxable income. They are due to expire in varying amounts starting in 2021. Federal net operating losses occurring after December 31, 2017, of approximated $14,789,000 may be carried forward indefinitely. As of March 31, 2021 and December 31, 2020, the Company had state net operating loss carry forwards of approximately $20,157,000 and $19,151,000, respectively, which are available to offset future taxable income. They are due to expire in varying amounts from 2032 through 2040. A valuation allowance has been established for the full amount of deferred income tax assets as management has concluded that it is more-likely than-not that the benefits from such assets will not be realized.

(10) EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares. Diluted earnings (loss) per share reflects additional common shares that would have been outstanding if dilutive potential shares of common stock had been issued. Potential shares of common stock that may be issued by the Company include shares of common stock that may be issued upon exercise of outstanding stock options. Under the treasury stock method, the unexercised options are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase shares of common stock at the average market price during the period.

Net loss per share for the three months ended March 31, 2021 and 2020, respectively, are as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020
Numerator:
Net loss	$(545,520)	$(751,729)

Denominator:
Weighted average common shares - basic	35,254,243	21,080,179
Potentially dilutive common share equivalent	––	––
Weighted average common shares - dilutive	$35,254,243	$21,080,179

Basic net loss per share	$(0.02)	$(0.04)
Diluted net loss per share	$(0.02)	$(0.04)

Diluted loss per common share excludes the effects of 1,679,375 and 394,846 common share equivalents for the three-month period ended March 31, 2021 and 2020, respectively, since such inclusion would be anti-dilutive.

(11)         RELATED PARTY TRANSACTIONS

Minim Merger

On November 12, 2020, the Company entered into the Merger Agreement pursuant to which the Company and Minim merged and combined their businesses. Minim offers a cloud WiFi management platform that enables and secures a better-connected home by providing AI-driven WiFi management and IoT security platform for homes, SMBs, and broadband service providers. Mr. Hitchcock was Chairman and, together with Ms. Hitchcock, a controlling stockholder of Minim. Prior to the Minim Merger, the Company had licensed Minim software products and, upon completion of the Minim Merger, the Company expected to integrate not only the Minim software with the Company’s hardware products but also to combine Minim’s business-to-business sales channels with the Company’s retail channels. Immediately prior to execution of the Merger Agreement, Jeremy Hitchcock, the Company’s Executive Chairman, and his spouse, Elizabeth Hitchcock, who also is a director of the Company, were, through investment vehicles jointly beneficially owned by them, the majority stockholders of both the Company and Minim.

Minim Relationship

On July 25, 2019, the Company entered into a Master Partnership Agreement with Minim, together with a related Statement of Work, License, Collaborative Agreement, Software/Service Availability Agreement and Software/Service Support Level Agreement (collectively, the “Partnership Agreement”). Mr. Hitchcock was the President and Chief Executive Officer of Minim. Under the Partnership Agreement, the Company would integrate Minim software and services into certain hardware products distributed by the Company, and Minim would be entitled to certain fees and a portion of revenue received from the end users of such services and software. The Company and Minim entered into an additional Statement of Work on December 31, 2019 providing for further integration of Minim services, with a monthly minimum payment of $5 thousand payable by the Company to Minim starting in January 2020 for a period of 36 months and a requirement for Minim to purchase at least $90.0 thousand of the Company’s hardware by December 2022. Minimum monthly payments under this agreement increased to $15.0 thousand in July 2020. During the three months ended March 31, 2020, $15.0 thousand of payments were made by the Company to Minim under the Partnership Agreement. The Company recorded $15.0 thousand of expenses for the three months ended March 31, 2020. The Partnership Agreement terminated upon completion of the Minim Merger. During the three months period ended March 31, 2020, $15.0 thousand of payments were made by the Company to Minim under the Partnership Agreement. As of March 31, 2021, no amounts were due from or to the Company under the former Partnership Agreement.

The Company’s subsidiary, Minim leases office space located at the 848 Elm Street, Manchester, NH. The landlord is an affiliate entity owned by Mr. Hitchcock. The two-year facility lease agreement is effective from August 1, 2019 to July 31, 2021 and provides for 2,656 square feet at an aggregate annual rental price of $30.0 thousand. For the three-month period ended March 31, 2021, the rent expense was $7.5 thousand.

(12) SUBSEQUENT EVENTS

The Company has evaluated subsequent events from March 31, 2021 through the date of this filing and has determined that there are no such events requiring recognition or disclosure in the financial statements.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995.

Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to statements regarding: the Company’s plans, expectations and intentions, including statements relating to the Company’s prospects and plans relating to sales of and markets for its products; and the Company’s financial condition or results of operations.

In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "could," "would," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential" and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in our future financial results include those discussed in the risk factors set forth or discussed in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on April 13, 2021 and in our other filings with the Securities and Exchange Commission. Readers also are cautioned that results of any reported period are often not indicative of results for any future period.

Overview

We deliver innovative Internet access products that reliably and securely connect homes and offices around the world. We derive our net sales primarily from sales of home networking products including cable modems, cable modem/routers, wireless routers, and mesh WiFi systems to retailers, distributors, and Internet Service Providers under an exclusive global license to the Motorola® brand, as well as our ZOOM® brand. Our AI-driven cloud platform and applications, acquired on December 4, 2020 through a merger with Minim Inc., make network optimization simple for broadband users and their service-leading to higher customer satisfaction and decreased support burden.

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

Generally, our gross margin for a given product depends on a number of factors, including the type of customer to whom we are selling. The gross margin products sold to retailers tends to be higher than for some of our other customers; but the sales, support, returns, and overhead costs associated with products sold to retailers also tend to be higher. The Company’s sales to certain countries are currently handled by a single master distributor for each country that handles the support and marketing costs within the country. Gross margin for sales to these master distributors tends to be low, since lower pricing to these distributors helps them to cover the support and marketing costs for their country.

The Company was founded in 1977 and is headquartered in Manchester, New Hampshire.

COVID-19 Pandemic

We are subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on our business remains highly uncertain and difficult to predict as coronavirus continues to spread around the world including through new variants. Although the availability of vaccines has increased, there are no assurances as to when the pandemic will be contained. Since March 2020, we have instituted office closures, travel restrictions and a mandatory work-from-home policy for substantially all of our employees. The spread of COVID-19 has had a prolonged impact on our supply chain operations due to restrictions, reduced capacity and limited availability from suppliers whom we rely on for sourcing components and materials and from third-party partners whom we rely on for manufacturing, warehousing and logistics services. Although demand for our products has been strong in the short-term as consumers seek more bandwidth and better Wi-Fi, customers’ purchasing decisions over the long-term may be impacted by the pandemic and its impact on the economy, which could in turn impact our revenue and results of operations. Furthermore, our supply chain continues to face constraints primarily due to challenges in sourcing components and materials for our products. The prolonged impact of COVID-19 could exacerbate these constraints or cause further supply chain disruptions.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with U.S. GAAP. These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expenses during the periods presented. Management bases its estimates, assumptions and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. To the extent there are material differences between these estimates and actual results, our financial statements may be affected. Our management evaluates its estimates, assumptions and judgments on an ongoing basis.

Our critical accounting policies and estimates, which are revenue recognition, sales allowances, and inventory valuation, are described under “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020. For the three months ended March 31, 2021, there have been no significant changes in our critical accounting policies and estimates.

Recent Accounting Standards

See Note 2 Summary of Significant Accounting Policies, in Notes to Unaudited Consolidated Financial Statements in Item 1 of Part 1 of this Report on 10-Q, for a full description of recent accounting standards, include the expected dates of adoption and estimated effects on the financial condition and results of operations, which are hereby incorporated by reference.

Results of Operations

The following table sets forth the unaudited consolidated statements of operations for the three months ended March 31, 2021, with the comparable reporting period in the preceding year.

	Three Months Ended
	March 31, 2021		March 31, 2020		$ Change	% Change
	(In thousands, except percentage data)
Net sales	$15,018	100%	$11,955	100%	$3,062	25.6%
Cost of goods sold	9,914	66.0%	8,860	74.1%	1,054	11.9%
Gross profit	5,104	34.0%	3,095	25.9%	2,008	64.9%
Operating expenses:
Selling and marketing expenses	3,174	21.1%	2,354	19.7%	820	34.8%
General and administrative expenses	1,077	7.2%	828	6.9%	249	30.1%
Research and development expenses	1,389	9.2%	653	5.5%	735	112.6%
Total operating expenses	5,640	37.6%	3,835	32.1%	1,805	47.0%
Operating loss	(536)	(3.6)%	(740)	(6.2%)	204	(27.6)%
Operating income (expense);
Interest income	0	0.0%	0	0.0%	0
Interest expense	(28)	(0.2)%	(6)	0.0%	(22)
Other, net	20	0.1%	0	0.0%	20
Total other income (expense)	(8)	(0.1)%	(6)	0.0%	(2)	33.30%
Loss before income taxes	(544)	(3.6)%	(746)	(6.2)%	202	27.1%
Income taxes	2	0.0%	6	0.1%	(4)	(66.7)%
Net loss	$(546)	(3.6)%	$(752)	(6.3%)	$206	27.4%

Net Sales. Our total net sales increased by $3.1 million or 25.6% from Q1 2020 to Q2 2021. The growth in net sales is directly attributable to increased sales of Motorola branded cable modems and gateways. In both Q1 2021 and Q1 2020, we primarily generated our sales by selling cable modems and gateways. Software sales related to Minim SaaS offerings were $0.1 thousand in Q1 2021. The Company had no SaaS related sales in Q1 2020. The decrease in other category of $0.5 million compared to Q1 2020 is primarily due to a reduction in DSL products and a refocus on new products with growth potential outside North America as well as within new product introductions.

	Three Months Ended
	March 31, 2021	March 31, 2020	$ Change	% Change
	(In thousands, except percentage data)
Cable modems & gateways	$14,587	$11,170	$3,417	30.5%
Software	125	––	125	100%
Other	306	785	(479)	(61.0)%
Total	$15,018	$11,955	$3,063	25.6%

As shown in the table below, our net sales in North America increased $3.1 million to $14.8 million in Q1 2021 from $11.7 million in Q1 2020. Net sales outside North America decreased $30 thousand to $192 thousand in Q1 2021 from $222 thousand in Q1 2020. Generally, the Company’s lower sales outside North America reflect the fact that cable modems are sold successfully through retailers in the United States but not in most countries outside the United States, due primarily to variations in government regulations.

	Three Months Ended
	March 31, 2021	March 31, 2020	$ Change	% Change
	(In thousands, except percentage data)
North America	$14,826	$11,734	$3,092	26.4%
Outside North America	192	221	(29)	(13.5)%
Total	$15,018	$11,955	$3,063	25.6%

Relatively few companies account for a substantial portion of the Company’s revenues. In Q1 2021, two companies accounted for 10% or greater individually, and 88% in the aggregate of the Company’s total net sales. In Q1 2020, two companies accounted for 10% or greater individually, and 86% in the aggregate of the Company’s total net sales.

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

Gross Profit. Gross profit was $5.1 million for Q1 2021, an increase of $2.0 million from $3.1 million for Q1 2020. Gross margin increased to 34.0% in Q1 2021 from 25.9% in Q1 2020. The increase in gross profit was attributable to sales growth of Motorola branded cable modems and gateways. The increase in profit margin was primarily due to reduction in tariff costs of $1.4 million from $1.5 million in Q1 2020 to $35 thousand in Q1 2021.

Operating Expense. Total operating expense was $5.6 million for Q1 2021, an increase of $1.8 million from $3.8 million in Q1 2020. Total operating expense as a percentage of net sales increased from 32.1% in Q1 2020 to 37.6% in Q1 2021. The table below illustrates the change in operating expense.

	Three Months Ended
Operating Expense	March 31, 2021	% Net Sales	March 31, 2020	% Net Sales	$ Change	% Change
	(In thousands, except percentage data)
Selling and marketing expense	$3,174	21.1%	$2,354	19.7%	$820	34.8%
General and administrative expense	1,077	7.2%	828	6.9%	249	30.1%
Research and development expense	1,389	9.2%	653	5.5%	736	112.6%
Total operating expense	$5,640	37.6%	$3,835	32.1%	$1,805	47.0%

Selling and Marketing Expense. Selling and marketing expense increased $0.8 million to $3.2 million in Q1 2021 from $2.4 million in Q1 2020. Selling and marketing expense as a percentage of net sales was 21.1% in Q1 2021 and 19.7% in Q1 2020. The increase of $0.8 million was primarily due to an increase in Motorola royalty fees of $0.3 million and employee compensation of $0.4 million, and marketing programs of $0.1 million.

General and Administrative Expense. General and administrative expense increased to $1.1 million in Q1 2021 from $0.8 million in Q1 2020. General and administrative expense as a percentage of net sales was 7.2% in Q1 2021 and 6.9% in Q1 2020. General and administrative expenses increased approximately $0.2 million primarily due to $0.4 million in legal and accounting services, offset by $0.1 million in employee compensation, and $0.1 million in facility rent costs.

Research and Development Expense. Research and development expense increased to $1.4 million in Q1 2021 from $0.7 million in Q1 2020. Research and development expense as a percentage of net sales increased to 9.2% in Q1 2021 from 5.5% in Q1 2020. The increase of approximately $0.7 million was primarily due to an increase in employee compensation of $0.5 million and $0.2 million in contractor and consulting costs.

Other Income (Expense). Other income (expense), net was $(8) thousand in Q1 2021 and $(6) thousand in Q1 2020.

Income Tax Expense (Benefit). We recorded minimum state income taxes and tax related to our operations in Mexico, which was $2 thousand and $6 thousand in Q1 2021 and Q1 2020, respectively.

Unaudited Pro Forma Information

The following unaudited pro forma financial information summarizes the combined results of operations for the Company and Minim as if the Minim Merger had been completed on January 1, 2020. The pro forma results have been prepared for comparative purposes only, and do not necessarily represent what the net sales or results of operations would have been had the Minim Merger been completed on January 1, 2020. In addition, these results are not intended to be a projection of future operating results. The unaudited pro forma information includes adjustments to eliminate intercompany transactions and align accounting policies.

Three Months Ended
March 31, 2020
Pro forma revenue	$12,063,107
Pro forma net loss	$(1,825,671)
Pro forma net loss per share, basic and diluted	$(0.06)

Liquidity and Capital Resources

The Company’s cash balance on March 31, 2021 was $1.2 million of which $800 thousand was restricted. This compares to $1.5 million on December 31, 2020 on which $800 thousand was restricted. As of March 31, 2021, the Company had $7.0 million outstanding and $449 thousand available on its asset-based credit line with Silicon Valley Bank and working capital of $6.5 million.

On February 4, 2021, the Company amended its Financing Agreement with Rosenthal & Rosenthal, Inc. The amendment increased the size of the revolving credit line from $4.0 million to $5.0 million effective the date of the amendment.

On March 12, 2021, the Company terminated its Financing Agreement with Rosenthal & Rosenthal, Inc. and entered into the Silicon Valley Bank (“SVB Loan Agreement”). The SVB Loan Agreement provides for a revolving facility up to a principal amount of $12.0 million. The SVB Loan Agreement matures, and all outstanding amounts become due and payable on March 12, 2023. The SVB Loan Agreement is secured by substantially all the Company’s assets but excludes the Company’s intellectual property. The availability of borrowings under the SVB Loan Agreement is subject to certain conditions and requirements, and the borrowing base amount is up to (a) 85% of eligible accounts receivable balances plus (b) the least of (i) 60% of eligible inventory, (ii) 85% of net orderly liquidation value, and (iii) $4.8 million. In conjunction with the SVB Loan Agreement, the Company secured a $1.0 million commercial credit card line.

Based on the Company’s present business plan, funding available under the SVB Loan Agreement and additional financing that the Company believes is obtainable under acceptable terms if needed, the Company expects to maintain acceptable levels of liquidity to meet its obligations as they become due during the next 12 months.

Commitments

During the three months ended March 31, 2021, except as otherwise disclosed in this Form 10-Q, there were no material changes to our capital commitments and contractual obligations from those disclosed in our Form 10-K for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of March 31, 2021. See Note 6 to the accompanying consolidated financial statements for additional disclosure.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this Item.

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

In connection with the preparation of this Quarterly Report on the Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2020. Based upon that evaluation and other than as disclosed herein, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

During our preparation of our Annual Report on Form 10-K for the year ended December 31, 2020, we identified a material weakness with tracking and timely recording of in-transit inventory where title had been transferred to the Company. This material weakness could result in the Company under reporting its inventory and current liabilities. The Company's logistics firm had not provided title transfer dates to the Company for in-transit inventory. The material weakness only impacted the consolidated balance sheet, other than stockholders’ equity, as of December 31, 2020, resulting in equal increases in the Company's inventory and current liabilities, and did not impact the consolidated statements of operations.

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

Other than as disclosed herein, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.
LEGAL PROCEEDINGS

In the ordinary course of business, the Company is subject to lawsuits, arbitrations, claims, and other legal proceedings in connection with its business. Some of the legal actions include claims for substantial or unspecified compensatory and/or punitive damages. A substantial adverse judgment or other unfavorable resolution of these matters could have a material adverse effect on the Company’s financial condition, results of operations, and cash flows. Management believes that the Company has adequate legal defenses with respect to the legal proceedings to which it is a defendant or respondent and that the outcome of these pending proceedings is not likely to have a material adverse effect on the financial condition, results of operations, or cash flows of the Company. However, the Company is unable to predict the outcome of these matters.

ITEM 1A.
RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

Nevertheless, we call your attention to the Risk Factors contained in our Form 10-K for the year ended December 31, 2020.

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

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by the Company on November 18, 2015).*
3.5	Amended and Restated By-Laws of Zoom Telephonics, Inc. (incorporated by reference to Exhibit 3.1 to Zoom Telephonics, Inc. Current Report on Form 8-K filed by the Company on May 13, 2020).
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Form 10-K filed by the Company on April 14, 2020).*
10.1
Amendment to Financing Agreement, dated February 4, 2021, by and between Zoom Telephonics, Inc. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on February 8, 2021).*

10.2
Loan and Security Agreement, dated March 12, 2021, by and between Zoom Telephonics, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on March 15, 2021)*.

31.1 31.2 32.1 32.2
CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

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

**
Compensation Plan or Arrangement.

†
In accordance with Item 601(b)(32)(ii) of Regulation S-K, the certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZOOM TELEPHONICS, INC. (Registrant)

Date: May 17, 2021	By:	/s/ SEAN DOHERTY
Sean Doherty Chief Financial Officer (on behalf of Registrant and as Principal Financial Officer)