Form 10-Q
period 2021-06-30
MINIM, INC.
filed 2021-08-16
CIK 1467761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to ________

Commission File Number 1-37649

MINIM, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	04-2621506
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

848 Elm Street, Manchester, NH	03101
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (833) 966-4646

(Former Name or Former Address, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 per share	MINM	The Nasdaq Capital Market

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller Reporting Company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes☐ No ☒

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of August 11, 2021, was 45,831,239 shares.

MINIM, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MINIM, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$812,373	$771,757
Restricted cash	750,000	800,000
Accounts receivable, net of allowance of doubtful accounts of $173,603 as of June 30, 2021 and December 31, 2020	9,254,845	9,203,334
Inventories, net	19,579,030	16,504,840
Prepaid expenses and other current assets	304,455	399,119
Total current assets	30,700,703	27,679,050

Equipment, net	633,662	455,066
Operating lease right-of-use assets, net	91,179	86,948
Goodwill	58,872	58,872
Intangible assets, net	332,963	388,629
Other assets	845,855	942,404
Total assets	$32,663,234	$29,610,969

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank credit line	$7,228,672	$2,442,246
Accounts payable	12,204,708	11,744,834
Current maturities of government loan	60,470	65,225
Current maturities of operating lease liabilities	92,654	65,651
Accrued expenses	5,045,579	7,465,063
Deferred revenue, current	349,961	—
Total current liabilities	24,982,044	21,783,019

Long term government loan, less current maturities	—	15,245
Operating lease liabilities, less current maturities	—	22,235
Deferred revenue, noncurrent	652,899	—
Total Liabilities	25,634,943	21,820,499

Commitments and Contingencies (Note 6)

Stockholders’ equity
Common Stock: Authorized: 40,000,000 shares at $0.01 par value; issued and outstanding: 35,631,239 shares at June 30, 2021 and 35,074,922 shares at December 31, 2020, respectively	356,350	350,749
Additional paid-in capital	65,858,315	64,526,664
Accumulated deficit	(59,186,374)	(57,086,943)
Total stockholders’ equity	7,028,291	7,790,470
Total liabilities and stockholders’ equity	$32,663,234	$29,610,969

See accompanying notes to consolidated financial statements.

MINIM, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net sales	$14,893,145	$10,272,757	$29,910,719	$22,228,360
Cost of goods sold	10,415,427	8,148,888	20,329,211	17,009,273
Gross profit	4,477,718	2,123,869	9,581,508	5,219,087

Operating expenses:
Selling and marketing	3,209,247	2,283,490	6,383,196	4,637,733
General and administrative	1,326,493	716,166	2,403,861	1,544,105
Research and development	1,386,358	644,492	2,774,530	1,297,244
Total operating expenses	5,922,098	3,644,148	11,561,587	7,479,082

Operating loss	(1,444,380)	(1,520,279)	(1,980,079)	(2,259,995)

Other income (expense):
Interest expense, net	(78,041)	(2,242)	(106,362)	(7,640)
Other, net	—	892	20,000	443
Total other income (expense)	(78,041)	(1,350)	(86,362)	(7,197)

Loss before income taxes	(1,522,421)	(1,521,629)	(2,066,441)	(2,267,192)

Income taxes	31,490	6,356	32,990	12,672

Net loss	$(1,553,911)	$(1,527,985)	$(2,099,431)	$(2,279,864)

Net loss per share:
Basic and diluted	$(0.04)	$(0.07)	$(0.06)	$(0.10)

Basic and diluted weighted average common and common equivalent shares	35,482,181	22,275,441	35,368,931	21,776,101

See accompanying notes to consolidated financial statements.

MINIM, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at December 31, 2020	35,074,922	$350,749	$64,526,664	$(57,086,943)	$7,790,470

Net loss	—	—	—	(545,520)	(545,520)
Stock option exercises	287,932	2,879	376,268	—	379,147
Stock-based compensation	—	—	404,718	—	404,718
Balance at March 31, 2021	35,362,854	$353,628	$65,307,650	$(57,632,463)	$8,028,815
Net loss	—	—	—	(1,553,911)	(1,553,911)
Stock option exercises, net	268,385	2,722	339,541	—	342,263
Stock-based compensation	—	—	211,124	—	211,124
Balance at June 30, 2021	35,631,239	$356,350	$65,858,315	$(59,186,374)	$7,028,291

	Common Stock
	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Total

Balance at December 31, 2019	20,929,928	$209,299	$46,496,330	$(40,596,638)	$6,108,991

Net loss	—	—	—	(751,879)	(751,879)
Stock option exercises	346,834	3,468	194,190	—	197,658
Stock-based compensation	—	—	127,053	—	127,053
Balance at March 31, 2020	21,276,762	$212,767	$46,817,573	$(41,348,517)	$5,681,823
Net loss	—	—	—	(1,527,985)	(1,527,985)
Private investment offering, net of offering costs of $237,030	2,237,103	22,371	3,140,999	—	3,163,370
Stock option exercises	267,566	2,676	211,716	—	214,392
Stock-based compensation	—	—	67,548	—	67,548
Balance at June 30, 2020	23,781,431	$237,814	$50,237,836	$(42,876,502)	$7,599,148

See accompanying notes to consolidated financial statements.

MINIM, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows used in operating activities:
Net loss	$(2,099,431)	$(2,279,864)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	337,463	96,546
Amortization of right-of-use assets	54,971	54,640
Stock-based compensation	615,842	194,601
Provision recovery of accounts receivable allowances	—	(112,308)
Provision for inventory reserves	118,927	9,578
Non-cash loan forgiveness	(20,000)	—
Non-cash interest expense	13,999	—
Changes in operating assets and liabilities:
Accounts receivable	(51,511)	(817,929)
Inventories	(3,193,116)	2,808,903
Prepaid expenses and other current assets	94,664	44,604
Other assets	(65,898)	—
Accounts payable	454,713	2,106,480
Accrued expenses	(2,377,861)	1,155,687
Deferred revenue	966,399	—
Operating lease liabilities	(54,434)	(54,506)
Net cash used in operating activities	(5,205,273)	3,206,431

Cash flows from investing activities:
Purchases of equipment	(297,947)	(71,910)
Certification costs incurred and capitalized	—	(308,000)
Net cash used in investing activities	(297,947)	(379,910)

Cash flows from financing activities:
Net proceeds from bank credit lines	4,865,332	—
Proceeds from debt	—	583,300
Net proceeds from private placement offering	—	3,163,370
Bank credit line	(92,905)	—
Proceeds from stock option exercises	721,409	412,050
Net cash provided by financing activities	5,493,836	4,158,720

Net change in cash	(9,383)	6,985,241

Cash, cash equivalents, and restricted cash - Beginning	1,571,757	1,366,893

Cash, cash equivalents, and restricted cash - Ending	$1,562,373	$8,352,134

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$106,417	$8,432
Income taxes	$32,990	$12,672

See accompanying notes to consolidated financial statements.

MINIM, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

(1)	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Minim, Inc., formerly known as Zoom Telephonics, Inc., and its wholly owned subsidiaries, Zoom Connectivity, Inc. and MTRLC LLC, are herein collectively referred to as the “Company”. We deliver innovative Internet access products that reliably and securely connect homes and offices around the world. We are the exclusive global license holder to the Motorola brand for home networking hardware. The Company designs and manufactures products including cable modems, cable modem/routers, mobile broadband modems, wireless routers, Multimedia over Coax (“MoCA”) adapters and mesh home networking devices. Our AI-driven cloud software platform and applications make network management and security simple for home and business users, as well as the service providers that assist them— leading to higher customer satisfaction and decreased support burden.

On June 3, 2021, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Certificate of Incorporation to change its legal corporate name from “Zoom Telephonics, Inc.” to “Minim, Inc.”, effective as of June 3, 2021.

On July 7, 2021, the Company’s common stock, $0.01 par value per share (the “Common Stock”), ceased trading on the OTCQB and commenced trading on The Nasdaq Capital Market under the ticker symbol “MINM.”

Basis of Presentation

The accompanying unaudited consolidated financial statements, including the accounts of Minim, Inc. and its wholly-owned subsidiaries, have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (“GAAP”) can be condensed or omitted. In the opinion of management, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position and operating results. All intercompany balances and transactions have been eliminated in consolidation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The results of the Company’s operations can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year or any future periods.

Certain prior year amounts have been reclassified to conform to the current year presentation. None of the reclassifications impacted the consolidated statements of operations for the period ended June 30, 2020.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. Actual results may differ from those estimates. Significant estimates made by the Company include: 1) allowance for doubtful accounts for accounts receivable (collectability); 2) contract liabilities (sales returns, and other variable considerations); 3) asset valuation allowance for deferred income tax assets; 4) write-downs of inventory for slow-moving and obsolete items, and market valuations; and 5) stock-based compensation.

Zoom Connectivity Merger

On November 12, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Zoom Connectivity, Inc., (“Zoom Connectivity”), a Delaware corporation, that designs, develops, sells and supports an IoT security platform that enables and secures a better connected home. Under the Merger Agreement, Elm Acquisition Sub, Inc., a wholly-owned subsidiary of the Company, was merged with and into Zoom Connectivity in exchange for 10,784,534 shares of Common Stock of the Company. As a result of the merger, effected December 4, 2020, Zoom Connectivity was the surviving entity and became a wholly-owned subsidiary of the Company.

Immediately prior to closing of the Merger Agreement, the majority stockholder of the Company was also the majority stockholder of Zoom Connectivity. As a result of the common ownership upon closing of the transaction, the merger was considered a common-control transaction and was outside the scope of the business combination guidance in ASC 805-50. The entities are deemed to be under common control as of October 9, 2020, which was the date that the majority stockholder acquired control of the Company and, therefore, held control over both companies. The consolidated financial statements incorporate Zoom Connectivity’s financial results and financial information for the period beginning October 9, 2020, and the comparative information of the prior period does not include the financial results of Zoom Connectivity prior to October 9, 2020. The merger of the Company with Zoom Connectivity is referred to as the “Zoom Connectivity Merger” within these financial statements.

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2020. The Company’s significant accounting policies did not change during the six months ended June 30, 2021.

Recently Adopted Accounting Standards

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, which is intended to improve consistent application and simplify the accounting for income taxes. This ASU removes certain exceptions to the general principals in Topic 740 and clarifies and amends existing guidance. The Company adopted the new standard effective January 1, 2021. The adoption had no impact on the Company’s financial condition, results of operations or cash flows.

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments Credit Losses —Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected, which includes the Company’s accounts receivable. This ASU is effective for the Company for reporting periods beginning after December 15, 2022. The Company is currently assessing the potential impact that the adoption of this ASU will have on its consolidated financial statements.

With the exception of the new standards discussed above, there have been no other new accounting pronouncements that have significance, or potential significance, to the Company’s financial condition, results of operations and cash flows.

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

The Company also sells and earns revenues from software as a service (“SaaS”), including software service that enables and secures a better-connected home with the AI-driven smart home WiFi management and security platform. Customers do not have the contractual right or ability to take possession of the hosted software.

The Company has concluded that transfer of control of its hardware products transfers to the customer upon shipment or delivery, depending on the delivery terms of the purchase agreement. Revenues from sales of hardware products are recognized at a point in time upon transfer of control.

The Company sells software as a SaaS offering. The SaaS agreements are offered over a defined contract period, generally one year, and are sold to Internet service providers, who then promote the services to their subscribers. These services are available as an on-demand application over the defined term. The agreements include service offerings, which deliver applications and technologies via cloud-based deployment models that the Company develops functionality for, provides unspecified updates and enhancements for, and hosts, manages, provides upgrade and support for the customers access by entering into solution agreements for a stated period. The monthly fees charged to the customers are based on the number of subscribers utilizing the services each month, and the revenue recognized generally corresponds to the monthly billing amounts as the services are delivered.

Multiple Performance Obligations

During the six months ended June 30, 2021, the Company introduced new hardware products that include SaaS software services as a bundled product to its customers. The Company accounts for these sales in accordance with the multiple performance obligation guidance of ASC Topic 606. For multiple performance obligation contracts, the Company accounts for the promises separately as individual performance obligations if they are distinct. Performance obligations are determined to be distinct if they are both capable of being distinct and distinct within the context of the contract. In determining whether performance obligations meet the criteria of being distinct, the Company considers a number of factors, such as degree of interrelation and interdependence between obligations, and whether or not the good or service significantly modifies or transforms another good or service in the contract. SaaS included with certain hardware products is considered distinct from the hardware, and therefore the hardware and SaaS software services offerings are treated as separate performance obligations.

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

The following table includes estimated revenue expected to be recognized in the future related to performance obligations for the SaaS offering that are unsatisfied or (partially unsatisfied) as of June 30, 2021:

	1 year	2 years	Greater than 2 years	Total
Performance obligations	$349,961	$330,391	$322,508	$1,002,860

Other considerations of ASC 606 include the following:

● Warranties - the Company does not provide separate warranty for purchase to customers. Therefore, there is not a separate performance obligation. The Company does account for assurance-type warranties as a cost accrual and the warranties do not include any additional distinct services other than the assurance that the goods comply with agreed-upon specifications. The warranty reserve was not material at June 30, 2021 and December 31, 2020.

● Returned Goods - analyses of actual returned products are compared to the product return estimates and historically have resulted in immaterial differences. The Company has concluded that the current process of estimating the return reserve represents a fair measure to adjust revenue. Returned goods are a form of variable consideration and under Topic 606 are estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g., upon shipment of goods). The sales returns accrual was $1.3 million and $775 thousand at June 30, 2021 and December 31, 2020, respectively.

● Price protection - price protection provides that if the Company reduces the price on any products sold to the customer, the Company will guarantee an account credit for the price difference for all quantities of that product that the customer still holds. Price protection is variable and under Topic 606 is estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g., upon shipment of goods). The price protection accrual was not material.

● Volume Rebates and Promotion Programs - volume rebates are variable dependent upon the volume of goods sold-through the Company’s customers to end-users and under Topic 606 are estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g., upon shipment of goods). The rebate and promotion accrual was $113 thousand and $384 thousand at June 30, 2021 and December 31, 2020, respectively.

Contract Balances

The Company records accounts receivable when it has an unconditional right to consideration. Contract liabilities are recorded when cash payments are received or due in advance of performance. Contract liabilities consist of deferred revenue, where the Company has unsatisfied performance obligations.

The following table reflects the contract balances as of periods ended:

	Balance Sheet Location	June 30, 2021	December 31, 2020
Accounts receivable, net	Accounts receivable, net	$9,254,845	$9,203,334
Contract liabilities - current	Deferred revenue, current	$349,961	$—
Contract liabilities – non-current	Deferred revenue, non-current	$652,899	$—

The Company’s business is controlled as a single operating segment that consists of the manufacture and sale of cable modems and gateway, and the majority of the Company’s customers are retailers and distributors.

Disaggregated revenue by distribution channel for three and six months ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Retailers	$12,995,760	$8,321,755	$26,787,278	$19,296,044
Distributors	1,872,934	1,587,617	2,786,084	2,185,146
Other	24,451	363,385	337,357	747,170
Total	$14,893,145	$10,272,757	$29,910,719	$22,228,360

Disaggregated revenue by product for three and six months ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Cable Modems & gateways	$12,808,320	$9,192,784	$27,395,410	$20,362,794
Software as a service	152,704	—	277,376	—
Other	1,932,121	1,079,973	2,237,933	1,865,566
Total	$14,893,145	$10,272,757	$29,910,719	$22,228,360

(4)	INVENTORIES

Inventories consist of :	June 30, 2021	December 31, 2020
Raw materials	$1,521,699	$1,238,332
Work in process	7,414	84,203
Finished goods	18,049,917	15,182,305
Total	$19,579,030	$16,504,840

Finished goods include consigned inventory held by our customers of approximately $3.4 million at June 30, 2021 and approximately $2.3 million at December 31, 2020 and in-transit inventory of $5.6 million and $6.2 million at June 30, 2021 and December 31, 2020, respectively. The Company reviews inventory for obsolete and slow-moving products each quarter and makes provisions based on its estimate of the probability that the material will not be consumed or that it will be sold below cost. The provision for inventory reserves was $214 thousand and $139 thousand for the six months ended June 30, 2021 and the year ended December 31, 2020, respectively.

(5)	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30, 2021	December 31, 2020
Inventory	$280,408	$1,458,850
Payroll & related compensation	149,100	853,402
Professional fees	588,156	618,308
Royalty costs	1,586,571	1,906,439
Sales allowances	1,714,068	1,559,847
Sales and use tax	70,528	183,264
Other	656,748	884,953
Total accrued other expenses	$5,045,579	$7,465,063

(6)	COMMITMENTS AND CONTINGENCIES

(a) Lease Obligations

In May 2020, the Company signed a two-year lease agreement for 3,218 square feet at 275 Turnpike Executive Park in Canton, MA. The agreement includes a one-time option to cancel the second year of lease with three months advance notice. The location is currently being occupied by the research and development group of the Company. Rent expense was $13 thousand and $4 thousand for the three months ended June 30, 2021 and 2020, respectively. Rent expense was $27 thousand and $4 thousand for the six months ended June 30, 2021 and 2020, respectively.

Upon the completion of the Zoom Connectivity Merger, the Company assumed Zoom Connectivity’s office facility lease located at the 848 Elm Street in Manchester, NH. The two-year facility lease agreement is effective from August 1, 2019 to July 31, 2021 and provides for the lease of 2,656 square feet of office space. Rent expense was $8 thousand and $15 thousand for the three and six months ended June 30, 2021, respectively.

In June 2019, the Company signed a twelve-month lease agreement for offices at 225 Franklin Street, Boston, MA. The lease for this office expired on June 30, 2020. The Company has elected to apply the short-term lease exception under ASC 842, which does not require the recognition of an operating lease liability or right-of-use asset on the consolidated balance sheet in relation to the lease at 225 Franklin Street. Rent expense was $134 thousand and $261 thousand for the three and six months ended June 30, 2020, respectively.

The Company performs most of the final assembly, testing, packaging, warehousing and distribution at an approximately 24,000 square foot production and warehouse facility in Tijuana, Mexico. On April 16, 2021, the Company signed a lease extension to November 30, 2021. Rent expense was $22 thousand and $49 thousand for the three and six months ended June 30, 2021, respectively.

The Company also had a lease for approximately 1,550 square feet in Boston, MA that expired on October 31, 2019 and was terminated effective June 30, 2020. The Company had another lease for approximately 1,500 square feet in Boston that was terminated effective July 31, 2020. The Company has elected to apply the short-term lease exception for both of these leases under ASC 842. Rent expense for these leases was $35 thousand and $71 thousand for the three and six months ended June 30, 2020, respectively.

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

As of June 30, 2021, the Company’s estimated future minimum committed rental payments, excluding executory costs, under the operating leases described above to their expiration or the earliest possible termination date, whichever is sooner. There is no future minimum committed rental payment that extend beyond 2022.

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

The following table presents information about the amount and timing of the Company’s operating leases as of June 30, 2021.

June 30, 2021
Maturity of Lease Liabilities	Lease Payments
2021 (remaining)	$72,741
2022	22,794
Less: Imputed interest	(2,881)
Present value of operating lease liabilities	$92,654

Balance Sheet Classification
Current maturities of operating lease liabilities	$92,654
Operating lease liabilities, less current maturities	—
Total operating lease liabilities	$92,654

Other Information
Weighted-average remaining lease term for operating leases	0.7
Weighted-average discount rate for operating leases	7.1%

Cash Flows

During the three months ended June 30, 2021 and 2020, the Company recorded an additional lease liability and corresponding right-of-use asset of $59 thousand and $96 thousand, respectively. During the six months ended June 30, 2021 and 2020, the operating lease liability was reduced by $58 thousand and $55 thousand, respectively, and amortization expense of the right-of-use assets was $55 thousand and $55 thousand, respectively.

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Six Months Ended June 30,
	2021	2020
Operating cash flow information:
Amounts included in measurement of lease liabilities	$59,202	$57,404
Non-cash activities:
Right-of-use assets obtained in exchange for lease obligations	$59,202	$96,199

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

In connection with the License Agreement, the Company has committed to reserve a certain percentage of wholesale prices for use in advertising, merchandising and promotion of the related products. Additionally, the Company is required to make quarterly royalty payments equal to a certain percentage of the preceding quarter’s net sales with minimum annual royalty payments as follows:

Years ending December 31,
2021 (remaining)	$3,175,000
2022	6,600,000
2023	6,850,000
2024	7,100,000
2025	7,100,000

Total	$30,825,000

Royalty expense under the license agreement was $1.6 million and $1.3 million for the three months ended June 30, 2021 and 2020, respectively, and $3.2 million and $2.5 million for the six months ended June 30, 2021 and 2020, respectively. The royalty expense is included in selling and marketing expenses on the accompanying consolidated statements of operations.

(c) Contingencies

The Company is party to various lawsuits and administrative proceedings arising in the ordinary course of business. The Company evaluates such lawsuits and proceedings on a case-by-case basis, and its policy is to vigorously contest any such claims which it believes are without merit.

On February 16, 2021, the Company received a letter from a law firm representing a purported stockholder of the Company requesting the opportunity to review certain books and records of the Company to investigate the possibility of breaches of fiduciary duty by current and former members of the Board of Directors and the Company’s controlling stockholder in connection with his and his affiliates’ acquisition of majority control of the Company without compensating the Company’s minority stockholders and the acquisition by merger of Zoom Connectivity in which he held a substantial equity stake. The parties have been in negotiations with the counsel for the purported stockholder to resolve this matter. The Company believes that the resolution of this matter is likely to include the imposition of certain corporate governance restrictions, which would expand on current practices of the Company over a longer period of time than the standstill agreement currently in effect with the Company’s controlling stockholder, on the Company and the controlling stockholder and his affiliates and the payment of legal expenses. The matter is under negotiation and is subject to change based upon the negotiations and any other factors that may arise. There can be no assurance that this matter will be resolved on satisfactory terms.

On June 29, 2021, the Company received a letter from a law firm representing a purported stockholder of the Company making a litigation demand on behalf of the Company and its stockholders to address certain alleged misconduct by the Company’s Board of Directors in connection with the implementation of an amendment to the Company’s Amended and Restated Certificate of Incorporation without having received proper stockholder approval thereof as required under Delaware corporation law. The letter demanded that the Board of Directors take immediate action to: deem the amendment ineffective and make appropriate disclosure of that fact and seek a valid stockholder approval of the amendment; and adopt and implement adequate internal controls and systems at the Company designed to prohibit and prevent a recurrence of the circumstances. The letter requested a response or contact with the law firm on or before July 16, 2021. On June 30, 2021, the Company filed with the Delaware Secretary of State a Certificate of Correction to void the previously filed amendment to the Company’s Amended and Restated Certificate of Incorporation. The Company filed an amendment to a Current Report on Form 8-K to disclose these matters. The Company held a special meeting of stockholders on July 22, 2021 and received the requisite stockholder approval of the amendment. On July 23, 2021, the Company filed with the Delaware Secretary of State an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of capital stock to 62,000,000 shares, consisting of 60,000,000 shares of Common Stock and 2,000,000 shares of Preferred Stock. The Company filed a Current Report on Form 8-K to disclose these matters. It is also expected that the Nominating and Governance Committee of the Board of Directors will review the Company’s internal controls and systems and the circumstances described in the demand letter to determine if any additional actions are necessary to prevent the recurrence of the circumstances relating to the foregoing events. The Company anticipates that the law firm that sent the demand letter will seek recovery of attorneys’ fees relating to this matter. The ultimate amount of any such recovery could be material but is not presently ascertainable. The Company intends vigorously to defend against any such claim for recovery of legal fees. There can be no assurance that this matter will be resolved on satisfactory terms.

The Company reviews the status of its legal proceedings and records a provision for a liability when it is considered probable that both a liability has been incurred and the amount of the loss can be reasonably estimated. This review is updated periodically as additional information becomes available. If both of the criteria are not met, the Company reassesses whether there is at least a reasonable possibility that a loss, or additional losses, may be incurred. If there is a reasonable possibility that a loss may be incurred, the Company discloses the estimate of the amount of the loss or range of losses, that the amount is not material, or that an estimate of the loss cannot be made. Except for the matter disclosed above, at June 30, 2021, the Company is not currently a party to any legal proceedings that, if determined adversely to the Company, in management’s opinion, are currently expected to individually or in the aggregate have a material adverse effect on the Company’s business, operating results or financial condition taken as a whole. The Company expenses its legal fees as incurred.

In the ordinary course of its business, in addition to the matters described above, the Company is subject to lawsuits, arbitrations, claims, and other legal proceedings in connection with their business. Some of such additional proceedings include claims for substantial or unspecified compensatory and/or punitive damages. A substantial adverse judgment or other unfavorable resolution of such matters could have a material adverse effect on the Company’s financial condition, results of operations, and cash flows. Management believes that the Company has adequate legal defenses with respect to such additional legal proceedings to which it is a defendant or respondent and that the outcome of such proceedings is not likely to have a material adverse effect on the financial condition, results of operations, or cash flows of the Company. However, the Company is unable to predict the outcome of these matters.

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

The Company incurred $93 thousand in origination costs in connection with entering into the SVB Loan Agreement. These origination costs were recorded as a debt discount and are being expensed over the remaining term of the facility. Interest expense was $78 thousand and $3 thousand for the three months ended June 30, 2021 and 2020, respectively. Interest expense was $106 thousand and $8 thousand for the six months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021, the Company had $7.3 million outstanding, net of origination costs of $79 thousand, on the SVB Loan Agreement, and this credit line had availability of $2.8 million. The interest rate was 4.25% as of June 30, 2021.

Government Loans

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted to provide financial aid to family and businesses impacted by the COVID-19 pandemic. The Company participated in the CARES Act, and on April 15, 2020, the Company entered into a note payable with Primary Bank, a bank under the Small Business Administration (“SBA”), Paycheck Protection Program (“PPP”) in the amount of $583 thousand. This note payable matures on March 15, 2022 with a fixed interest rate of 1% per annum with interest deferred for six months. The PPP loan has an initial term of two years, is unsecured and guaranteed by the SBA. Under the terms of the PPP note, the Company was able to apply and receive forgiveness in November 2020 of $513 thousand of the original principal balance. The Company used the proceeds from the PPP loan for qualifying expenses as defined in the PPP.

On April 11, 2020, Zoom Connectivity entered into a note payable with Primary Bank and received $545 thousand under the PPP. This note payable matures on March 11, 2022 with a fixed interest rate of 1% per annum with interest deferred for six months. The PPP loan has an initial term of two years, is unsecured and guaranteed by the SBA. Under the terms of the PPP note, the Company was able to apply for forgiveness of the amount due on the PPP loan. The Company submitted an application for forgiveness of this loan and received forgiveness of $535 thousand in principal and $3 thousand in accrued interest from the SBA in November 2020. The Company used the proceeds from the PPP loan for qualifying expenses as defined in the PPP.

In February 2021, the Company received an additional forgiveness of $20 thousand related to the Economic Injury Disaster Loan Advance received with the PPP note.

For the period ended June 30, 2021, the Company has recorded $61 thousand of the PPP loans in current maturities of long-term debt in the balance sheet. For the fiscal year ended December 31, 2020, the Company had recorded $65 thousand of the PPP loans in current maturities of long-term debt and $15 thousand in long-term debt in the consolidated balance sheets.

(8)	SIGNIFICANT CUSTOMER AND DEPENDENCY ON KEY SUPPLIERS

Relatively few companies account for a substantial portion of the Company’s revenues. In the three months ended June 30, 2021, three companies accounted for 10% or greater individually and 93% in the aggregate of the Company’s total net sales. At June 30, 2021, two companies with an accounts receivable balance of 10% or greater individually accounted for a combined 78% of the Company’s accounts receivable. In the three months ended June 30, 2020, three companies accounted for 10% or greater individually and 88% in the aggregate of the Company’s total net sales. At June 30, 2020, four companies with an accounts receivable balance of 10% or greater individually accounted for a combined 89% of the Company’s accounts receivable. In the six months ended June 30, 2021, two companies accounted for 10% or greater individually and 85% in the aggregate of the Company’s total net sales. In the six months ended June 30, 2020, three companies accounted for 10% or greater individually and 89% in the aggregate of the Company’s total net sales.

The Company’s customers generally do not enter into long-term agreements obligating them to purchase products. The Company may not continue to receive significant revenues from any of these or from other large customers. A reduction or delay in orders from any of the Company’s significant customers, or a delay or default in payment by any significant customer could materially harm the Company’s business and prospects. Because of the Company’s significant customer concentration, its net sales and operating income could fluctuate significantly due to changes in political or economic conditions, or the loss, reduction of business, or less favorable terms for any of the Company’s significant customers.

The Company participates in the PC peripherals industry, which is characterized by aggressive pricing practices, continually changing customer demand patterns and rapid technological developments. The Company’s operating results could be adversely affected should the Company be unable to successfully anticipate customer demand accurately; manage its product transitions, inventory levels and manufacturing process efficiently; distribute its products quickly in response to customer demand; differentiate its products from those of its competitors or compete successfully in the markets for its new products.

The Company depends on many third-party suppliers for key components contained in its product offerings. For some of these components, the Company may only use a single source supplier, in part due to the lack of alternative sources of supply. During the three months ended June 30, 2021, the Company had one supplier that provided 99% of the Company’s purchased inventory. During the three months ended June 30, 2020, the Company had one supplier that provided 98% of the Company’s purchased inventory.

(9)	INCOME TAXES

During the six months ended June 30, 2021 and 2020, we recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated due to the uncertainty of realizing a benefit from those items.

We have evaluated the positive and negative evidence bearing upon the Company’s ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards and research and development tax credits. We considered the history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and we have concluded that it is more likely than not that we will not realize the benefits of our deferred tax assets. As a result, as of June 30, 2021 and December 31, 2020, we recorded a full valuation allowance against our net deferred tax assets.

As of June 30, 2021 and December 31, 2020, the Company had federal net operating loss carry-forwards of approximately $64 million and $61.8 million, respectively, which are available to offset future taxable income. They are due to expire in varying amounts starting in 2021. Federal net operating losses occurring after December 31, 2017, of approximated $15.9 million may be carried forward indefinitely. As of June 30, 2021 and December 31, 2020, the Company had state net operating loss carry-forwards of approximately $21 million and $19.2 million, respectively, which are available to offset future taxable income. They are due to expire in varying amounts from 2032 through 2040. A valuation allowance has been established for the full amount of deferred income tax assets as management has concluded that it is more-likely than-not that the benefits from such assets will not be realized. We recorded minimum state income taxes and tax related to our operations in Mexico. For the three and six months ended June 30, 2021 income tax expense was $31 thousand and $33 thousand, respectively, compared to prior year periods of $6 thousand and $13 thousand.

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

Net loss per share for the three and six months ended June 30, 2021 and 2020, respectively, are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Numerator:
Net loss	$(1,553,911)	$(1,527,985)	$(2,099,431)	$(2,279,864)

Denominator:
Weighted average common shares - basic	35,482,181	22,275,441	35,368,931	21,776,101
Potentially dilutive common share equivalent	1,511,030	314,493	1.511,030	314,493
Weighted average common shares - dilutive	$36,993,211	$22,589,934	36,879,961	22,090,594

Basic net loss per share	$(0.04)	$(0.07)	$(0.06)	$(0.10)
Diluted net loss per share	$(0.04)	$(0.07)	$(0.06)	$(0.10)

Diluted loss per common share excludes the effects of 1,511,030 and 314,493 common share equivalents for the three-month period ended June 30, 2021 and 2020, respectively, since such inclusion would be anti-dilutive. Diluted loss per common share excludes the effects of 1,511,030 and 314,493 common share equivalents for the six-month period ended June 30, 2021 and 2020, respectively, since such inclusion would be anti-dilutive.

(11)	RELATED PARTY TRANSACTIONS

Zoom Connectivity

On November 12, 2020, the Company entered into the Merger Agreement pursuant to which the Company and Zoom Connectivity merged and combined their businesses. Zoom Connectivity offers a cloud WiFi management platform that enables and secures a better-connected home by providing AI-driven WiFi management and IoT security platform for homes, SMBs, and broadband service providers. Mr. Jeremy Hitchcock was Chairman and, together with Ms. Elizabeth Hitchcock, a controlling stockholder of Zoom Connectivity. Prior to the Zoom Connectivity Merger, the Company had licensed Zoom Connectivity software products and, upon completion of the Zoom Connectivity Merger, the Company expected to integrate not only the Zoom Connectivity software with the Company’s hardware products but also to combine Zoom Connectivity’s business-to-business sales channels with the Company’s retail channels. Immediately prior to execution of the Merger Agreement, Mr. Hitchcock, the Company’s Chairman of the Board of Directors, and Ms. Hitchcock, his spouse and a director of the Company, were, through investment vehicles jointly beneficially owned by them, the majority stockholders of both the Company and Zoom Connectivity.

Zoom Connectivity Relationship

On July 25, 2019, the Company entered into a Master Partnership Agreement with Zoom Connectivity together with a related Statement of Work, License, Collaborative Agreement, Software/Service Availability Agreement and Software/Service Support Level Agreement (collectively, the “Partnership Agreement”). Mr. Hitchcock was the Chairman of Zoom Connectivity. Under the Partnership Agreement, the Company would integrate software and services into certain hardware products distributed by the Company, and Zoom Connectivity would be entitled to certain fees and a portion of revenue received from the end users of such services and software. The Company and Zoom Connectivity entered into an additional Statement of Work on December 31, 2019 providing for further integration of Zoom Connectivity services, with a monthly minimum payment of $5 thousand payable by the Company to Zoom Connectivity starting in January 2020 for a period of 36 months and a requirement for Zoom Connectivity to purchase at least $90 thousand of the Company’s hardware by December 2022. Minimum monthly payments under this agreement increased to $15 thousand in July 2020. During the six months ended June 30, 2020, $45 thousand of payments were made by the Company to Zoom Connectivity under the Partnership Agreement. The Company recorded $45 thousand of expenses for the six months ended June 30, 2020. The Partnership Agreement terminated upon completion of the Zoom Connectivity Merger. During the six months ended June 30, 2020, $45 thousand of payments were made by the Company to Zoom Connectivity under the Partnership Agreement. As of June 30, 2021, no amounts were due from or to the Company under the former Partnership Agreement.

Zoom Connectivity leases office space located at the 848 Elm Street, Manchester, NH. The landlord is an affiliate entity owned by Mr. Hitchcock. The two-year facility lease agreement is effective from August 1, 2019 to July 31, 2021 and provides for 2,656 square feet at an aggregate annual rental price of $30 thousand. For the three-month period and six-month period ended June 30, 2021, the rent expense was $8 thousand and $15 thousand, respectively.

(12)	SUBSEQUENT EVENTS

On July 7, 2021, the Company’s Common Stock ceased trading on the OTCQB and commenced trading on The Nasdaq Capital Market under the ticker symbol “MINM.”

On July 20, 2021, the Company renewed its Manchester, New Hampshire headquarter offices with an effective term from August 1, 2021 to July 31, 2022. During the annual term, the rent expense is $30,000.

A proposal on the amendment to our Amended and Restated Certificate of Incorporation was considered but not approved by the stockholders of the Company at its 2021 Annual Meeting of Stockholders held on June 2, 2021. The voting results of this proposal reflected a tabulation report that treated the proposal as “routine”; however, the Company’s proxy materials for the 2021 Annual Meeting of Stockholders described the proposal as “non-routine.” When tabulated as a non-routine matter, this proposal was not approved by the Company’s stockholders. Certain shares of Common Stock beneficially owned by executive officers and directors of the Company who had been stockholders of Zoom Connectivity, inadvertently were not voted at the meeting. If those votes had been cast at the meeting and were voted for the proposal, the proposal would have been approved by the requisite vote of the Company’s stockholders. See Note (6), Commitments and Contingencies in these Notes to Consolidated Financial Statements (Unaudited). On June 30, 2021, the Company filed with the Secretary of State of the State of Delaware a Certificate of Correction to void the previously filed amendment to the Company’s Certificate of Incorporation. The Company held a special meeting of stockholders on July 22, 2021 and received the requisite stockholder approval of the amendment. On July 23, 2021, the Company filed with the Delaware Secretary of State an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of capital stock to 62,000,000 shares, consisting of 60,000,000 shares of Common Stock and 2,000,000 shares of preferred stock, $0.001 par value per share (the “Preferred Stock”).

On July 28, 2021, the Company entered into an underwriting agreement with B. Riley Securities, Inc., as representative (the “Representative”) of the several underwriters named therein (collectively, the “Underwriters”), pursuant to which the Company agreed to issue and sell an aggregate of 10,000,000 shares of the Company’s Common Stock, to the Underwriters (the “Public Offering”). The shares of Common Stock were sold to the public at an offering price of $2.50 per share and were purchased by the Underwriters from the Company at a price of $2.32715 per share. The Company also granted the Underwriters a 30-day option to purchase up to an additional 1,500,000 shares of Common Stock. On August 2, 2021, the Company received $22.7 million in aggregate net proceeds after deducting Underwriters’ discounts, commissions, and other offering expenses after issuing 10,000,000 shares of the Company’s Common Stock through the Public Offering.

One August 12, 2021, the Company entered into an agreement with Zoom Video Communications, Inc. (“Zoom Video”) to sell, and sold, all of the Company’s right, title and interest in the ZOOM® trademark for cash consideration in the amount of $4 million.

The Company has evaluated subsequent events from June 30, 2021 through the date of this filing and has determined that there are no additional events requiring recognition or disclosure in the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995.

Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to statements regarding: the Company’s plans, expectations and intentions, including statements relating to the Company’s prospects and plans relating to sales of and markets for its products; and the Company’s financial condition or results of operations.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in our future financial results include those discussed in the risk factors set forth or discussed in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on April 13, 2021 and in our other filings with the SEC, including Amendment No. 2 to our Registration Statement on Form S-1 filed with the SEC on July 28, 2021. Readers also are cautioned that results of any reported period are often not indicative of results for any future period.

Overview

Minim delivers a comprehensive WiFi as a Service platform to make everyone’s connected home safe and supportive for life and work.

We believe the home router must go the way of the mobile phone. Today’s routers are simple, single-purpose devices that rarely receive firmware updates and have underdeveloped management applications, making them the #1 target in residential cybersecurity attacks. It can be so much more.

The router must offer frequent security updates, helpful apps, extensive personalization options and a delightful interface. That is what Minim delivers— not just the router or just an app, but WiFi as a Service. Technically, it’s composed of an intelligent router managed by a smart operating system that leverages cloud computing and AI to analyze and optimize the smart home, combined with intuitive applications to engage with it.

Minim serves both consumers and businesses with its WiFi as a Service platform:

●	Consumers – Home broadband users can find our modem, router, modem/router, mesh WiFi, and MoCA networking products and mobile app under the Motorola brand on leading electronics retailers and e-commerce platforms in the U.S. and globally. With Motorola connectivity, our customers benefit from:

o	Savings on rental fees from their ISPs
o	Improved connected device performance
o	Fast internet speeds
o	Free support from our team of U.S.-based technicians
o	Reliability with 2-year product warranties

●	Internet Service Providers (ISPs) - Over 140 ISP customers to date have selected Minim to enhance their broadband services with our mobile app and improve customer support via the Minim Care Portal. ISP customers benefit from increased revenue through service plan upgrades and better subscriber retention, as well as decreased operational expenses through truck roll avoidance and reduced support calls.

●	Hybrid & Small Businesses have selected Minim as an alternative to traditional enterprise security solutions, granting the business customer extensive cost savings, fast deployment times, and easy maintenance.

●	Original Equipment Manufacturers (OEMs) can freely and independently integrate the Minim agent in their networking devices. OEM customers benefit from increased competitiveness of their product offering and a recurring revenue stream with our software services. Our system integrator and OEM customers sell our products under their brand or incorporate our products as a component of their systems.

Our intelligent networking products can now be found in leading retailers across the US, over 140 ISP broadband offerings globally, and now in India e-commerce markets. We have been recently awarded a patent for an intuitive, guided, and standard approach to mesh WiFi system setup. Our products are differentiated by their ability to make complex network security and management simple, even enjoyable.

For the past three quarters, the company has posted exceptional year-over-year margin expansion and revenue growth; in the second quarter 2021, Minim doubled the topline growth rate of its product category in US retailers, per NPD Group retail data. On the horizon, we see margin expansion and growth opportunities in subscription software, new markets, new channels, and new product categories, such as connected security cameras and thermostats.

The global smart home market is expected to reach $313.95 billion by 2026 at a 25.3% CAGR, according to Mordor Intelligence. Looking ahead, we are aligned on a powerful imperative: to make the world’s smartest connectivity products accessible to everyone for personal and business use.

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

Our critical accounting policies and estimates, which are revenue recognition, sales allowances, and inventory valuation, are described under “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020. For the six months ended June 30, 2021, there have been no significant changes in our critical accounting policies and estimates.

Recent Accounting Standards

See Note 2 Summary of Significant Accounting Policies, in Notes to Unaudited Consolidated Financial Statements in Item 1 of Part 1 of this Report on 10-Q, for a full description of recent accounting standards, include the expected dates of adoption and estimated effects on the financial condition and results of operations, which are hereby incorporated by reference.

Results of Operations

The following table sets forth the unaudited consolidated statements of operations for the three months ended and six months ended June 30, 2021, with the comparable reporting period in the preceding year.

	Three Months Ended				Six Months Ended
	June 30, 2021	June 30, 2020	$ Change	% Change	June 30, 2021	June 30, 2020	$ Change	% Change
	(In thousands, except percentage data)
Net sales	$14,893	$10,273	$4,620	45.0%	$29,911	$22,228	$7,683	34.6%
Cost of goods sold	10,415	8,149	2,267	27.8%	20,329	17,009	3,320	19.5%
Gross profit	4,448	2,124	2,354	110.8%	9,582	5,219	4,363	83.6%
Operating expenses:
Selling and marketing expenses	3,209	2,283	926	40.5%	6,383	4,638	1,745	37.6%
General and administrative expenses	1,327	716	610	85.2%	2,404	1,544	860	55.7%
Research and development expenses	1,386	644	742	115.1%	2,775	1,297	1,478	113.9%
Total operating expenses	5,922	3,643	2,278	62.5%	11,562	7,479	4,083	54.6%
Operating loss	(1,444)	(1,519)	76	(5.0)%	(1,980)	(2,260)	280	(12.4)%
Operating income (expense):
Interest expense, net	(78)	(3)	(75)		(106)	(8)	(98)
Other, net	—	1	(1)		20	0	19
Total other income (expense)	(78)	(2)	(76)		(86)	(7)	(79)
Loss before income taxes	(1,522)	(1,521)	(1)	0.1%	(2,066)	(2,267)	201	(8.9)%
Income taxes	32	7	25		33	13	20
Net loss	$(1,554)	$(1,528)	$24	1.6%	$(2,099)	$(2,280)	$221	(8)%

Net Sales. Our total net sales increased in the three and six months ended June 30, 2021 compared to prior years by $4.6 million and $7.7 million, respectively. The growth in net sales is directly attributable to increased sales of Motorola branded cable modems and gateways. In the first six months of 2021, we primarily generated our sales by selling cable modems and gateways. Software sales related to SaaS offerings were $0.2 million in the three and six months ended June 30, 2021. The Company had no SaaS related sales in the three months ended and six months ended June 30, 2020. The increase in other category compared to prior year is primarily due to an increase in mesh home networking devices.

	Three Months Ended				Six Months Ended
	June 30, 2021	June 30, 2020	$ Change	$ Change	June 30, 2021	June 30, 2020	$ Change	% Change
		(In thousands, except percentage data)
Cable modems & gateways	$12,808	$9,193	$3,615	39.3%	$27,395	$20,363	$7,032	34.5%
Software as a service	153	—	153	100%	278	—	278	100%
Other	1,932	1,080	852	78.9%	2,238	1,865	373	20.0%
Total	$14,893	$10,273	$4,620	45.0%	$29,911	$22,228	$7,683	34.6%

As shown in the table below, our net sales in North America increased in the three months ended and six months ended June 30, 2021 compared to prior years. Net sales outside North America decreased in the three months ended and six months ended June 30, 2021 compared to prior years. Generally, the Company’s lower sales outside North America reflect the fact that cable modems are sold successfully through retailers in the United States but not in most countries outside the United States, due primarily to variations in government regulations.

	Three Months Ended				Six Months Ended
	June 30, 2021	June 30, 2020	$ Change	% Change	June 30, 2021	June 30, 2020	$ Change	% Change
		(In thousands, except percentage data)
North America	$14,849	$10,051	$4,798	26.5%	$29,675	21,789	$7,886	36.2%
Outside North America	44	222	(178)	(80.2)%	236	439	(203)	(46.2)%
Total	$14,893	$10,273	$4,620	24.6%	$29,911	22,228	$7,683	34.6%

Relatively few companies account for a substantial portion of the Company’s revenues. In the three months ended June 30, 2021, three companies accounted for 10% or greater individually and 93% in the aggregate of the Company’s total net sales. In the three months ended June 30, 2020, three companies accounted for 10% or greater individually and 88% in the aggregate of the Company’s total net sales. In the six months ended June 30, 2021, two companies accounted for 10% or greater individually and 85% in the aggregate of the Company’s total net sales. In the six months ended June 30, 2020, three companies accounted for 10% or greater individually and 89% in the aggregate of the Company’s total net sales.

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

Gross Profit. Gross profit was $4.5 million and $9.6 million for the three and six months ended June 30, 2021, respectively compared to prior years of $2.1 million and $5.2 million for the three and six months ended June 30, 2020, respectively. Gross margin increased to 30.1% for the three months ended June 30, 2021 compared to $20.7% in the same period of the prior year. For the six months ended June 30, 2021, the gross margins were 32.0% compared to 23.5% in the same period of the prior year. The increase in gross margins was primarily due to reduction in tariffs and air freight costs of $1.9 million and $3.4 million for the three and six months ended June 30, 2021, respectively, compared to prior years.

Operating Expense. Total operating expense increased to $5.9 million and $11.6 million for the three and six months ended June 30, 2021, respectively, compared to the three and six months ended June 30, 2020 of $3.6 million and $7.5 million, respectively. The table below illustrates the change in operating expense.

	Three Months Ended				Six Months Ended
Operating Expenses	June 30, 2021	June 30, 2020	$ Change	% Change	June 30, 2021	June 30, 2020	$ Change	% Change
		(In thousands, except percentage data)
Selling and marketing expense	$3,209	$2,283	925	40.5%	$6,383	$4,638	$1,745	37.6%
General and administrative expense	1,327	716	610	85.2%	2,404	1,544	860	58.4%
Research and development expense	1,386	644	742	115.1%	2,775	1,297	1,478	113.9%
Total operating expense	$5,922	$3,643	2,278	62.5%	$11,562	$7,479	$4,083	55.1%

Selling and Marketing Expense. Selling and marketing expense increased for the three and six months ended June 30, 2021 compared to the prior year periods primarily due to an increase in Motorola royalty fees of $0.3 million and $0.6 million, respectively, and employee compensation of $0.5 million and $1.0 million, respectively.

General and Administrative Expense. General and administrative expense increased for the three and six months ended June 30, 2021 compared to the prior year periods primarily due to an increase in professional services of $0.4 million, and an increase in professional services of $0.9 million, respectively.

Research and Development Expense. Research and development expense increased for the three and six months ended June 30, 2021 compared to the prior year periods primarily due to an increase in employee compensation of $0.6 million and $1.0 million, respectively, and an increase in consulting costs of $0.1 million and $0.2 million, respectively.

Other Income (Expense). Other income (expense), net was $(78) thousand and $(86) thousand for the three and six months ended June 30, 2021 compared to the prior year periods of $(1) thousand and $(7) thousand, respectively.

Income Tax Expense (Benefit). We recorded minimum state income taxes and tax related to our operations in Mexico. For the three and six months ended June 30, 2021 income tax expense was $31 thousand and $33 thousand, respectively, compared to prior year periods of $6 thousand and $13 thousand.

Unaudited Pro Forma Information

The following unaudited pro forma financial information summarizes the combined results of operations for the Company and Zoom Connectivity as if the Zoom Connectivity Merger had been completed on January 1, 2020. The pro forma results have been prepared for comparative purposes only, and do not necessarily represent what the net sales or results of operations would have been had the Zoom Connectivity Merger been completed on January 1, 2020. In addition, these results are not intended to be a projection of future operating results. The unaudited pro forma information includes adjustments to eliminate intercompany transactions and align accounting policies.

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
Pro forma revenue	$10,430,519	$22,493,626
Pro forma net loss	$(2,267,626)	$(4,093,297)
Pro forma net loss per share, basic and diluted	$(0.07)	$(0.13)

Liquidity and Capital Resources

The Company’s cash balance on June 30, 2021 was $1.6 million of which $750 thousand was restricted. This compares to $1.6 million on December 31, 2020 of which $800 thousand was restricted. As of June 30, 2021, the Company had $7.2 million outstanding and $2.8 million available on its asset-based credit line with Silicon Valley Bank and working capital of $5.7 million.

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

On July 28, 2021, the Company entered into an underwriting agreement with B. Riley Securities, Inc., as representative (the “Representative”) of the several underwriters named therein (collectively, the “Underwriters”), pursuant to which the Company agreed to issue and sell an aggregate of 10,000,000 shares of the Company’s Common Stock, to the Underwriters. The shares of Common Stock were sold to the public at an offering price of $2.50 per share and were purchased by the Underwriters from the Company at a price of $2.32715 per share. The Company also granted the Underwriters a 30-day option to purchase up to an additional 1,500,000 shares of Common Stock (the “Option Shares”). On August 2, 2021, the Company received $22.7 million in aggregate net proceeds after deducting Underwriters’ discounts, commissions, and other offering expenses after issuing 10,000,000 shares of the Company’s Common Stock through the Public Offering.

Based on the Company’s present business plan, funding available under the SVB Loan Agreement and the net proceeds of the Company’s Public Offering , the Company expects to maintain acceptable levels of liquidity to meet its obligations as they become due during the next 12 months.

Commitments

During the six months ended June 30, 2021, except as otherwise disclosed in this Form 10-Q, there were no material changes to our capital commitments and contractual obligations from those disclosed in our Form 10-K for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of June 30, 2021. See Note 6 to the accompanying consolidated financial statements for additional disclosure.

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

During our preparation of our Annual Report on Form 10-K for the year ended December 31, 2020, we identified a material weakness with tracking and timely recording of in-transit inventory where title had been transferred to the Company. This material weakness could result in the Company under-reporting its inventory and current liabilities. The Company’s logistics firm had not provided title transfer dates to the Company for in-transit inventory. The material weakness only impacted the consolidated balance sheet, other than stockholders’ equity, as of December 31, 2020, resulting in equal increases in the Company’s inventory and current liabilities, and did not impact the consolidated statements of operations.

To remediate the material weakness described above, the Company instituted a process, which includes requiring the Company’s logistics firm to provide title transfer dates to the Company for in-transit inventory. The Company will timely record inventory and related liabilities based on the title transfer date, and a member of the finance department will review the Company records for completeness and accuracy. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed before the end of 2021.

Other than as disclosed herein, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On February 16, 2021, the Company received a letter from a law firm representing a purported stockholder of the Company requesting the opportunity to review certain books and records of the Company to investigate the possibility of breaches of fiduciary duty by current and former members of the Board of Directors and the Company’s controlling stockholder in connection with his and his affiliates’ acquisition of majority control of the Company without compensating the Company’s minority stockholders and the acquisition by merger of Zoom Connectivity in which he held a substantial equity stake. The parties have been in negotiations with the counsel for the purported stockholder to resolve this matter. The Company believes that the resolution of this matter is likely to include the imposition of certain corporate governance restrictions, which would expand on current practices of the Company over a longer period of time than the standstill agreement currently in effect with the Company’s controlling stockholder, on the Company and the controlling stockholder and his affiliates and the payment of legal expenses. The matter is under negotiation and is subject to change based upon the negotiations and any other factors that may arise. There can be no assurance that this matter will be resolved on satisfactory terms.

On June 29, 2021, the Company received a letter from a law firm representing a purported stockholder of the Company making a litigation demand on behalf of the Company and its stockholders to address certain alleged misconduct by the Company’s Board of Directors in connection with the implementation of an amendment to the Company’s Amended and Restated Certificate of Incorporation without having received proper stockholder approval thereof as required under Delaware corporation law. The letter demanded that the Board of Directors take immediate action to: deem the amendment ineffective and make appropriate disclosure of that fact and seek a valid stockholder approval of the amendment; and adopt and implement adequate internal controls and systems at the Company designed to prohibit and prevent a recurrence of the circumstances. The letter requested a response or contact with the law firm on or before July 16, 2021. On June 30, 2021, the Company filed with the Delaware Secretary of State a Certificate of Correction to void the previously filed amendment to the Company’s Amended and Restated Certificate of Incorporation. The Company filed an amendment to a Current Report on Form 8-K to disclose these matters. The Company held a special meeting of stockholders on July 22, 2021 and received the requisite stockholder approval of the amendment. On July 23, 2021, the Company filed with the Delaware Secretary of State an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of capital stock to 62,000,000 shares, consisting of 60,000,000 shares of Common Stock and 2,000,000 shares of Preferred Stock. The Company filed a Current Report on Form 8-K to disclose these matters. It is also expected that the Nominating and Governance Committee of the Board of Directors will review the Company’s internal controls and systems and the circumstances described in the demand letter to determine if any additional actions are necessary to prevent the recurrence of the circumstances relating to the foregoing events. The Company anticipates that the law firm that sent the demand letter will seek recovery of attorneys’ fees relating to this matter. The ultimate amount of any such recovery could be material but is not presently ascertainable. The Company intends vigorously to defend against any such claim for recovery of legal fees. There can be no assurance that this matter will be resolved on satisfactory terms.

In the ordinary course of business, in addition to the matters described above, the Company is subject to lawsuits, arbitrations, claims, and other legal proceedings in connection with its business. Some of such additional proceedings include claims for substantial or unspecified compensatory and/or punitive damages. A substantial adverse judgment or other unfavorable resolution of such matters could have a material adverse effect on the Company’s financial condition, results of operations, and cash flows. Management believes that the Company has adequate legal defenses with respect to such additional legal proceedings to which it is a defendant or respondent and that the outcome of such proceedings is not likely to have a material adverse effect on the financial condition, results of operations, or cash flows of the Company. However, the Company is unable to predict the outcome of these matters.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

Nevertheless, we call your attention to the Risk Factors contained in our Form 10-K for the year ended December 31, 2020 and in our other filings with the SEC, including Amendment No. 2 to our Registration Statement on Form S-1 filed with the SEC on July 28, 2021.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10, filed on September 4, 2009)*
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on November 18, 2015).*
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on July 30, 2019).*
3.4	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by the Company on November 18, 2015).*
3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on June 4, 2021).*
3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by the Company on June 4, 2021).*
3.7	Certificate of Correction of Minim, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K/A filed by the Company on June 30, 2021).*
3.8	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on July 23, 2021).*
3.9	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on June 30, 2021).*
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Form S-1 filed by the Company on July 26, 2021).*
10.1	Form of Underwriting Agreement (incorporated by reference to Exhibit 1.1 of Amendment No. 1 to Form S-1 filed by the Company on July 26, 2021).*
10.2	Trademark Acquisition Agreement, dated as of August 12, 2021, by and between the Company and Zoom Video Communications, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on August 16, 2021).
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

101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Calculation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

XBRL Taxonomy Label Linkbase Document

XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

______________

*	In accordance with Rule 12b-32 under the Exchange Act, reference is made to the documents previously filed with the SEC, which documents are hereby incorporated by reference.

+	Compensation Plan or Arrangement.

†	In accordance with Item 601(b)(32)(ii) of Regulation S-K, the certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINIM, INC. (Registrant)

Date: August 16, 2021	By:	/s/ SEAN DOHERTY
Sean Doherty Chief Financial Officer (on behalf of Registrant and as Principal Financial Officer)

