Form 10-Q
period 2021-09-30
MINIM, INC.
filed 2021-11-02
CIK 1467761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Yes☐ No ☒

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of October 29, 2021, was 45,856,351 shares.

MINIM, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MINIM, INC. AND SUBSIDIARIES

Consolidated Balance Sheet

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$18,863,999	$771,757
Restricted cash	500,000	800,000
Accounts receivable, net for allowance of doubtful accounts of $173,603 as of September 30, 2021 and December 31, 2020	11,578,886	9,203,334
Inventories, net	23,241,987	16,504,840
Prepaid expenses and other current assets	451,706	399,119
Total current assets	54,636,578	27,679,050

Equipment, net	818,621	455,066
Operating lease right-of-use assets	75,652	86,948
Goodwill	58,872	58,872
Intangible assets, net	304,741	388,629
Other assets	644,256	942,404
Total assets	$56,538,720	$29,610,969

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank credit line	$7,025,312	$2,442,246
Accounts payable	11,042,011	11,744,834
Current maturities of government loan	60,470	65,225
Current maturities of operating lease liabilities	76,725	65,651
Accrued expenses	5,110,713	7,465,063
Deferred revenue, current	429,157	—
Total current liabilities	23,744,388	21,783,019

Long term government loan, less current maturities	—	15,245
Operating lease liabilities, less current maturities	—	22,235
Deferred revenue, noncurrent	747,371	—
Total Liabilities	24,491,759	21,820,499

Commitments and Contingencies (Note 7)

Stockholders’ equity
Common Stock: Authorized: 60,000,000 shares at $0.01 par value; issued and outstanding: 45,856,351 shares at September 30, 2021 and 35,074,922 shares at December 31, 2020, respectively	458,601	350,749
Additional paid-in capital	89,074,838	64,526,664
Accumulated deficit	(57,486,478)	(57,086,943)
Total stockholders’ equity	32,046,961	7,790,470
Total liabilities and stockholders’ equity	$56,538,720	$29,610,969

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MINIM, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net sales	$15,036,170	$12,027,457	$44,946,889	$34,255,817
Cost of goods sold	10,542,788	8,150,901	30,871,998	25,160,174
Gross profit	4,493,382	3,876,556	14,074,891	9,095,643

Operating expenses:
Selling and marketing	3,499,636	2,012,314	9,882,832	6,650,047
General and administrative	1,371,430	1,468,187	3,775,291	3,012,292
Research and development	1,788,677	728,258	4,563,207	2,025,502
Total operating expenses	6,659,743	4,208,759	18,221,330	11,687,841

Sale of trademark, net	3,955,626	—	3,955,626	—

Operating income (loss)	1,789,265	(332,203)	(190,813)	(2,592,198)

Other income (expense):
Interest expense, net	(81,237)	(5,148)	(187,599)	(12,788)
Other, net	—	(1,150)	20,000	(707)
Total other income (expense)	(81,237)	(6,298)	(167,599)	(13,495)

Income (Loss) before income taxes	1,708,028	(338,501)	(358,412)	(2,605,693)

Income taxes	8,132	2,920	41,123	15,592

Net income (loss)	$1,699,896	$(341,421)	$(399,535)	$(2,621,285)

Net income (loss) per share:
Basic	$0.04	$(0.01)	$(0.01)	$(0.12)
Diluted	$0.04	$(0.01)	$(0.01)	$(0.12)

Basic weighted average common and common equivalent shares	42,301,480	23,887,718	37,705,175	22,419,823
Diluted weighted average common and common equivalent shares	43,437,476	23,887,718	37,705,175	22,419,823

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MINIM, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2020	35,074,922	$350,749	$64,526,664	$(57,086,943)	$7,790,470

Net loss	—	—	—	(545,520)	(545,520)
Stock option exercises	287,932	2,879	376,268	—	379,147
Stock-based compensation	—	—	404,718	—	404,718
Balance at March 31, 2021	35,362,854	$353,628	$65,307,650	$(57,632,463)	$8,028,815
Net loss	—	—	—	(1,553,911)	(1,553,911)
Stock option exercises, net	268,385	2,722	339,541	—	342,263
Stock-based compensation	—	—	211,124	—	211,124
Balance at June 30, 2021	35,631,239	$356,350	$65,858,315	$(59,186,374)	$7,028,291
Net income	—	—	—	1,699,896	1,699,896
Stock option exercises	225,112	2,251	428,599	—	430,850
Public offering equity, net of issuance costs	10,000,000	100,000	22,630,049	—	22,730,049
Stock-based compensation	—	—	157,875	—	157,875
Balance at September 30, 2021	45,856,351	$458,601	$89,074,838	$(57,486,478)	$32,046,961

	Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2019	20,929,928	$209,299	$46,496,330	$(40,596,638)	$6,108,991

Net loss	—	—	—	(751,879)	(751,879)
Stock option exercises	346,834	3,468	194,190	—	197,658
Stock-based compensation	—	—	127,053	—	127,053
Balance at March 31, 2020	21,276,762	$212,767	$46,817,573	$(41,348,517)	$5,681,823
Net loss	—	—	—	(1,527,986)	(1,527,986)
Private investment offering, net of offering costs of $237,030	2,237,103	22,371	3,140,999	—	3,163,370
Stock option exercises	267,566	2,676	211,716	—	214,392
Stock-based compensation	—	—	67,548	—	67,548
Balance at June 30, 2020	23,781,431	$237,814	$50,237,836	$(42,876,502)	$7,599,148
Net loss	—	—	—	(341,421)	(341,421)
Stock option exercise	139,711	1,397	129,443	—	130,840
Stock-based compensation	—	—	87,441	—	87,441
Balance at September 30, 2020	23,921,142	$239,211	$50,454,720	$(43,217,923)	$7,476,008

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MINIM, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows used in operating activities:
Net loss	$(399,535)	$(2,621,285)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	719,312	139,940
Amortization of right-of-use assets	99,819	91,572
Stock-based compensation	773,717	282,042
Provision recovery of accounts receivable allowances	—	(102,632)
Provision for inventory reserves	118,927	19,781
Non-cash loan forgiveness	(20,000)	—
Non-cash interest expense	25,708	—
Changes in operating assets and liabilities:
Accounts receivable	(2,375,552)	(2,404,239)
Inventories	(6,856,073)	(2,272,757)
Prepaid expenses and other current assets	(52,587)	140,891
Other assets	(66,076)	—
Accounts payable	(821,096)	5,054,950
Accrued expenses	(2,199,616)	1,783,336
Deferred revenue	1,140,067	—
Operating lease liabilities	(99,684)	(91,438)
Net cash provided by (used in) operating activities	(10,012,669)	20,161

Cash flows from investing activities:
Purchases of equipment	(546,047)	(254,540)
Certification costs incurred and capitalized	(88,708)	(608,384)
Net cash used in investing activities	(634,755)	(862,924)

Cash flows from financing activities:
Net proceeds from bank credit lines	4,650,263	—
Costs associated with bank credit line	(92,905)	—
Proceeds from debt	—	583,300
Net proceeds from public offering	22,730,049	—
Net proceeds from private placement offering	—	3,163,370
Proceeds from stock option exercises	1,152,259	542,890
Net cash provided by financing activities	28,439,666	4,289,560

Net change in cash, cash equivalents, and restricted cash	17,792,242	3,446,797

Cash, cash equivalents, and restricted cash - Beginning	1,571,757	1,366,893

Cash, cash equivalents, and restricted cash - Ending	$19,363,999	$4,813,690

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$187,662	$13,852
Income taxes	$41,122	$15,592

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MINIM, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

  (1) NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Minim, Inc., formerly known as Zoom Telephonics, Inc., and its wholly owned subsidiaries, Zoom Connectivity, Inc., MTRLC LLC, and Minim Asia Private Limited, are herein collectively referred to as the “Company”. We deliver intelligent networking products that reliably and securely connect homes and offices around the world. We are the exclusive global license holder to the Motorola brand for home networking hardware. The Company designs and manufactures products including cable modems, cable modem/routers, mobile broadband modems, wireless routers, Multimedia over Coax (“MoCA”) adapters and mesh home networking devices. Our AI-driven cloud software platform and applications make network management and security simple for home and business users, as well as the service providers that assist them— leading to higher customer satisfaction and decreased support burden.

On June 3, 2021, the Company changed its legal corporate name from “Zoom Telephonics, Inc.” to “Minim, Inc.”

On July 7, 2021, the Company’s common stock, $0.01 par value per share (the “Common Stock”), ceased trading on the OTCQB and commenced trading on The Nasdaq Capital Market under the ticker symbol “MINM.”

On July 23, 2021, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Amended and Restated Certificate of Incorporation to increase the number of authorized shares of capital stock to 62,000,000 shares, consisting of 60,000,000 shares of Common Stock and 2,000,000 shares of Preferred Stock.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (“GAAP”) can be condensed or omitted. In the opinion of management, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position and operating results. All intercompany balances and transactions have been eliminated in consolidation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The results of the Company’s operations can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year or any future periods.

Certain prior year amounts have been reclassified to conform to the current year presentation. None of the reclassifications impacted the consolidated statements of operations for the three- and nine-month period ended September 30, 2020.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. Actual results may differ from those estimates. Significant estimates made by the Company include: 1) allowance for doubtful accounts for accounts receivable; 2) contract liabilities (sales returns, and other variable considerations); 3) valuation allowance for deferred income tax assets; 4) write-downs of inventory for slow-moving and obsolete items, and market valuations; and 5) stock-based compensation.

Zoom Connectivity Merger

On November 12, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Zoom Connectivity, Inc., a Delaware corporation (“Zoom Connectivity”), that designs, develops, sells and supports an IoT security platform that enables and secures a better connected home. Under the Merger Agreement, a wholly-owned subsidiary of the Company, was merged with and into Zoom Connectivity in exchange for 10,784,534 shares of Common Stock of the Company. As a result of the merger, effected December 4, 2020, Zoom Connectivity was the surviving entity and became a wholly-owned subsidiary of the Company.

Immediately prior to closing of the Merger Agreement, the majority stockholder of the Company was also the majority stockholder of Zoom Connectivity. As a result of the common ownership upon closing of the transaction, the merger was considered a common-control transaction and was outside the scope of the business combination guidance in ASC 805-50. The entities are deemed to be under common control as of October 9, 2020, which was the date that the majority stockholder acquired control of the Company and, therefore, held control over both companies. The consolidated financial statements incorporate Zoom Connectivity’s financial results and financial information for the period beginning October 9, 2020, and the comparative information of the prior period does not include the financial results of Zoom Connectivity prior to October 9, 2020. The merger of the Company with Zoom Connectivity is referred to as the “Zoom Connectivity Merger” within these Notes to the Consolidated Financial Statements (Unaudited).

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2020. The Company’s significant accounting policies did not change during the three and nine months ended September 30, 2021.

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

The SaaS agreements are offered over a defined contract period, generally one year, and are sold to Internet service providers, who then promote the services to their subscribers. These services are available as an on-demand application over the defined term. The agreements include service offerings, which deliver applications and technologies via cloud-based deployment models that the Company develops functionality for, provides unspecified updates and enhancements for, and hosts, manages, provides upgrade and support for the customers’ access by entering into solution agreements for a stated period. The monthly fees charged to the customers are based on the number of subscribers utilizing the services each month, and the revenue recognized generally corresponds to the monthly billing amounts as the services are delivered.

Multiple Performance Obligations

During the nine months ended September 30, 2021, the Company introduced new hardware products that include SaaS services as a bundled product to its customers. The Company accounts for these sales in accordance with the multiple performance obligation guidance of ASC Topic 606. For multiple performance obligation contracts, the Company accounts for the promises separately as individual performance obligations if they are distinct. Performance obligations are determined to be distinct if they are both capable of being distinct and distinct within the context of the contract. In determining whether performance obligations meet the criteria of being distinct, the Company considers a number of factors, such as degree of interrelation and interdependence between obligations, and whether or not the good or service significantly modifies or transforms another good or service in the contract. SaaS included with certain hardware products is considered distinct from the hardware, and therefore the hardware and SaaS offerings are treated as separate performance obligations.

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

The following table includes estimated revenue expected to be recognized in the future related to the SaaS performance obligation that are unsatisfied or (partially unsatisfied) as of September 30, 2021:

	1 year	2 years	Greater than 2 years	Total
Performance obligations	$429,157	$420,653	$326,718	$1,176,528

Other considerations of ASC 606 include the following:

● Warranties - the Company does not provide separate warranty for purchase to customers. Therefore, there is not a separate performance obligation. The Company does account for assurance-type warranties as a cost accrual and the warranties do not include any additional distinct services other than the assurance that the goods comply with agreed-upon specifications. The warranty reserve was not material at September 30, 2021 and December 31, 2020.

● Returned Goods - analyses of actual returned products are compared to the product return estimates and historically have resulted in immaterial differences. The Company has concluded that the current process of estimating the return reserve represents a fair measure to adjust revenue. Returned goods are a form of variable consideration and under Topic 606 are estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g., upon shipment of goods). The sales returns accrual was $1.4 million and $775 thousand at September 30, 2021 and December 31, 2020, respectively.

● Price protection - price protection provides that if the Company reduces the price on any products sold to the customer, the Company will guarantee an account credit for the price difference for all quantities of that product that the customer still holds. Price protection is variable and under Topic 606 is estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g., upon shipment of goods). The price protection accrual was not material at September 30, 2021 and December 31, 2020.

● Volume Rebates and Promotion Programs - volume rebates are variable dependent upon the volume of goods sold-through the Company’s customers to end-users and under Topic 606 are estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g., upon shipment of goods). The rebate and promotion accrual were $138 thousand and $384 thousand at September 30, 2021 and December 31, 2020, respectively.

Contract Balances

The Company records accounts receivable when it has an unconditional right to consideration. Contract liabilities are recorded when cash payments are received or due in advance of performance. Contract liabilities consist of deferred revenue, where the Company has unsatisfied performance obligations.

The following table reflects the contract balances as of periods ended:

Balance Sheet Location	September 30, 2021	December 31, 2020
Accounts receivable, net	$11,578,886	$9,203,334
Deferred revenue, current	$429,157	$—
Deferred revenue, non-current	$747,371	$—

The Company’s business is controlled as a single operating segment that consists of the manufacture and sale of cable modems and gateway, and the majority of the Company’s customers are retailers and distributors.

Disaggregated revenue by distribution channel for three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Retailers	$14,377,917	$9,797,021	$41,165,195	$29,093,066
Distributors	645,568	1,628,387	3,431,652	3,813,533
Other	12,685	602,049	350,042	1,349,218
Total	$15,036,170	$12,027,457	$44,946,889	$34,255,817

Disaggregated revenue by product for three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Cable Modems & gateways	$14,561,563	$11,399,705	$41,956,973	$31,762,498
Software as a Service	206,283	—	483,659	—
Other	268,324	627,752	2,506,257	2,493,319
Total	$15,036,170	$12,027,457	$44,946,889	$34,255,817

(4) INVENTORIES

	As of
Inventories consisted of:	September 30, 2021	December 31, 2020
Raw materials	$946,261	$1,238,332
Work in process	7,493	84,203
Finished goods	22,288,233	15,182,305
Total	$23,241,987	$16,504,840

Finished goods include consigned inventory held by our customers of approximately $3.5 million at September 30, 2021 and approximately $2.3 million at December 31, 2020 and in-transit inventory of $8.3 million and $6.2 million at September 30, 2021 and December 31, 2020, respectively. The Company reviews inventory for obsolete and slow-moving products each quarter and makes provisions based on its estimate of the probability that the material will not be consumed or that it will be sold below cost. Inventory reserves were $214 thousand and $139 thousand as of September 30, 2021 and December 31, 2020, respectively.

(5) SALE OF TRADEMARK

One August 12, 2021, the Company entered into an agreement with Zoom Video Communications, Inc. to sell, and sold, all of the Company’s right, title and interest in the ZOOM® trademark for cash consideration in the amount of $4.0 million, net of legal costs incurred of $44 thousand. The Company did not have a carrying basis in the trademark that was subject to the agreement and recorded income of approximately $4.0 million, which is recorded in income from continuing operations pursuant to ASC 360-10, Impairment or Disposal of Long-Lived Assets.

(6) ACCRUED EXPENSES

	As of
Accrued expenses consisted of the following:	September 30, 2021	December 31, 2020
Inventory	$314,901	$1,458,850
Payroll & related compensation	347,730	853,402
Professional fees	484,381	618,308
Royalty costs	1,586,571	1,906,439
Sales allowances	1,688,036	1,559,847
Sales and use tax	51,424	183,264
Other	637,670	884,953
Total accrued other expenses	$5,110,713	$7,465,063

(7) COMMITMENTS AND CONTINGENCIES

(a) Lease Obligations

In May 2020, the Company signed a two-year lease agreement for 3,218 square feet at 275 Turnpike Executive Park in Canton, MA. The agreement includes a one-time option to cancel the second year of lease with three months’ advance notice. The location is currently being occupied by the research and development group of the Company. Rent expense was $13 thousand and $13 thousand for the three months ended September 30, 2021, and 2020, respectively. Rent expense was $40 thousand and $17 thousand for the nine months ended September 30, 2021 and 2020, respectively.

Upon the completion of the Zoom Connectivity Merger, the Company assumed Zoom Connectivity’s office facility lease located at the 848 Elm Street in Manchester, NH. The original facility lease agreement was effective from August 1, 2019 to July 31, 2021 and was renewed for a one year extension until July 31, 2022. The facility lease agreement provides for the lease of 2,656 square feet of office space. Rent expense was $8 thousand and $23 thousand for the three and nine months ended September 30, 2021, respectively.

In June 2019, the Company signed a twelve-month lease agreement for offices at 225 Franklin Street, Boston, MA. The lease for this office expired on June 30, 2020. The Company has elected to apply the short-term lease exception under ASC 842, which does not require the recognition of an operating lease liability or right-of-use asset on the consolidated balance sheet in relation to the lease at 225 Franklin Street. Rent expense was $3 thousand and $264 thousand for the three and nine months ended September 30, 2020, respectively.

The Company performs most of the final assembly, testing, packaging, warehousing and distribution at an approximately 24,000 square foot production and warehouse facility in Tijuana, Mexico. On April 16, 2021, the Company signed a lease extension to November 30, 2021. Rent expense was $26 thousand and $27 thousand for the three months ended September 30, 2021 and 2020, respectively. Rent expense was $75 thousand and $80 thousand for the nine months ended September 30, 2021 and 2020, respectively.

The Company also had a lease for approximately 1,550 square feet in Boston, MA that expired on October 31, 2019 and was terminated effective June 30, 2020. The Company had another lease for approximately 1,500 square feet in Boston that was terminated effective July 31, 2020. The Company has elected to apply the short-term lease exception for both of these leases under ASC 842. Rent expense for these leases was $6 thousand and $77 thousand for the three and nine months ended September 30, 2020, respectively.

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

As of September 30, 2021, the Company’s estimated future minimum committed rental payments, excluding executory costs, under the operating leases described above to their expiration or the earliest possible termination date, whichever is sooner. There is no future minimum committed rental payment that extend beyond 2022.

Operating leases are included in operating lease right-of-use assets, operating lease liabilities, and long-term operating lease liabilities on the consolidated balance sheet. These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company’s secured incremental borrowing rates or implicit rates, when readily determinable. Short-term operating leases, which have an initial term of 12 months or less, are not recorded on the balance sheet.

Lease expense for operating leases is recognized on a straight-line basis over the lease term. Lease expense is included in general and administrative expenses on the consolidated statements of operations.

The following table presents information about the amount and timing of the Company’s operating leases as of September 30, 2021.

September 30, 2021
Maturity of Lease Liabilities	Lease Payments
2021 (remaining)	$38,332
2022	40,294
Less: Imputed interest	(1,901)
Present value of operating lease liabilities	$76,725

Balance Sheet Classification
Current maturities of operating lease liabilities	$76,725
Operating lease liabilities, less current maturities	—
Total operating lease liabilities	$76,725

Other Information
Weighted-average remaining lease term for operating leases	0.6
Weighted-average discount rate for operating leases	7.1%

Cash Flows

During the three months ended September 30, 2021 and 2020, the Company recorded an additional lease liability and corresponding right-of-use asset of $29 thousand and $0 thousand, respectively. During the nine months ended September 30, 2021 and 2020, the operating lease liability was reduced by $100 thousand and $91 thousand, respectively, and amortization expense of the right-of-use assets was $100 thousand and $92 thousand, respectively.

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Nine Months Ended September 30,
	2021	2020
Operating cash flow information:
Amounts included in measurement of lease liabilities	$88,523	$96,832
Non-cash activities:
Right-of-use assets obtained in exchange for lease obligations	$88,523	$96,199

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

In connection with the License Agreement, the Company has committed to reserve a certain percentage of wholesale prices for use in advertising, merchandising and promotion of the related products. Additionally, the Company is required to make quarterly royalty payments equal to a certain percentage of the preceding quarter’s net sales with minimum annual royalty payments as follows:

Years ending December 31,	Minimum Royalty Payments
2021 (remaining)	$1,587,500
2022	6,600,000
2023	6,850,000
2024	7,100,000
2025	7,100,000

Total	$29,237,500

Royalty expense under the license agreement was $1.6 million and $1.3 million for the three months ended September 30, 2021 and 2020, respectively, and $4.8 million and $3.8 million for the nine months ended September 30, 2021 and 2020, respectively. The royalty expense is included in selling and marketing expenses on the accompanying consolidated statements of operations.

(c) Contingencies

The Company is party to various lawsuits and administrative proceedings arising in the ordinary course of business. The Company evaluates such lawsuits and proceedings on a case-by-case basis, and its policy is to vigorously contest any such claims which it believes are without merit.

On February 16, 2021, the Company received a letter from a law firm representing a stockholder of the Company requesting the opportunity to review certain books and records of the Company to investigate the possibility of breaches of fiduciary duty by current and former members of the Board of Directors and the Company’s controlling stockholder, Mr. Jeremy Hitchcock (the Company’s Chairman of the Board of Directors who, together with his spouse Ms. Elizabeth Hitchcock, who also is a director of the Company, are the Company’s largest stockholders), in connection with the Hitchcocks’ and their affiliates’ acquisition of majority control of the Company without compensating the Company’s minority stockholders and the acquisition by merger of Zoom Connectivity in which they held a substantial equity stake.

On August 20, 2021, the Company, Mr. Hitchcock, and the stockholder entered into a Settlement Agreement pursuant to which the stockholder released all claims relating to the subject matter of the demand, and the Company will pay $225 thousand for the legal expenses of the stockholder. Pursuant to the terms of the Settlement Agreement, the Company and Mr. Hitchcock agreed to comply with certain corporate governance requirements until the earlier of (i) the fourth anniversary of the Settlement Date or (ii) such time as Mr. Hitchcock, Ms. Hitchcock and either of their controlled affiliates beneficially own less than 35.0% of the outstanding Common Stock of the Company.

On June 29, 2021, the Company received a letter from a law firm representing a stockholder of the Company making a litigation demand on behalf of the Company and its stockholders to address certain alleged misconduct by the Company’s Board of Directors in connection with the implementation of an amendment to the Company’s Amended and Restated Certificate of Incorporation without having received proper stockholder approval thereof as required under Delaware corporation law. The Company took corrective action, including obtaining stockholder approval of the amendment. On July 23, 2021, the Company filed with the Delaware Secretary of State an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of capital stock to 62,000,000 shares, consisting of 60,000,000 shares of Common Stock and 2,000,000 shares of Preferred Stock. On September 30, 2021, the Company and the stockholder settled the matter pursuant to which, among other things, the claimant acknowledged that the Company had taken action sufficient to fairly and fully resolve the allegations of the demand.

The Company reviews the status of its legal proceedings and records a provision for a liability when it is considered probable that both a liability has been incurred and the amount of the loss can be reasonably estimated. This review is updated periodically as additional information becomes available. If both of the criteria are not met, the Company reassesses whether there is at least a reasonable possibility that a loss, or additional losses, may be incurred. If there is a reasonable possibility that a loss may be incurred, the Company discloses the estimate of the amount of the loss or range of losses, that the amount is not material, or that an estimate of the loss cannot be made. Except for the matter disclosed above, at September 30, 2021, the Company is not currently a party to any legal proceedings that, if determined adversely to the Company, in management’s opinion, are currently expected to individually or in the aggregate have a material adverse effect on the Company’s business, operating results or financial condition taken as a whole. The Company expenses its legal fees as incurred.

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

(8) BANK CREDIT LINES AND GOVERNMENT LOANS

Bank Credit Line

On December 18, 2012, the Company entered into a Financing Agreement with Rosenthal & Rosenthal, Inc. (the “Financing Agreement”). The Financing Agreement, as amended, provided for up to $5.0 million of revolving credit, subject to a borrowing base formula and other terms and conditions as specified therein.

On March 12, 2021, the Company terminated its Financing Agreement with Rosenthal & Rosenthal, Inc. and entered into a loan and security agreement with Silicon Valley Bank (the “SVB Loan Agreement”). On November 1, 2021, the Company entered into the First Amendment to Loan and Security Agreement (See Note 14). The SVB Loan Agreement, as amended, provides for a revolving facility up to a principal amount of $25.0 million. The SVB Loan Agreement matures, and all outstanding amounts become due and payable on November 1, 2023. The SVB Loan Agreement is secured by substantially all of the Company’s assets but excludes the Company’s intellectual property. Loans under the credit facility bear interest at a rate per annum equal to (i) at all times when a streamline period is in effect, the greater of (a) one-half of one percent (0.50%) above the Prime Rate or (b) three and three-quarters of one percent (3.75%) and (ii) at all times when a streamline period is not effect, the greater of (a) one percent (1.0%) above the Prime Rate and (b) four and one-quarter of one percent (4.25%). The SVB Loan Agreement includes a minimum interest rate per month of $20 thousand and requires a financial covenant of the Company to maintain certain levels of minimum adjusted EBITDA, which is tested on the last day of each calendar quarter and measured for the trailing 3-month period ending on the last day of each quarter. The availability of borrowings under the SVB Loan Agreement is subject to certain conditions and requirements, and the borrowing base amount is up to (a) 85% of eligible accounts receivable balances plus (b) the least of (i) 60% of eligible inventory, (ii) 85% of net orderly liquidation value, and (iii) $4.8 million. In conjunction with the SVB Loan Agreement, the Company secured a $1.0 million commercial credit card line.

The Company incurred $93 thousand in origination costs in connection with entering into the SVB Loan Agreement. These origination costs were recorded as a debt discount and are being expensed over the remaining term of the facility. Interest expense was $70 thousand and $5 thousand for the three months ended September 30, 2021 and 2020, respectively, and $170 thousand and $14 thousand for the nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, the Company had $7.0 million outstanding, net of origination costs of $67 thousand, under the SVB Loan Agreement, and this credit line had availability of $50 thousand. The interest rate was 3.75% as of September 30, 2021.

Government Loans

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted to provide financial aid to family and businesses impacted by the COVID-19 pandemic. The Company participated in the CARES Act, and on April 15, 2020, the Company received a $583 thousand 23-month unsecured loan from Primary Bank, under the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), at a fixed rate of 1% per annum with interest deferred for six months. Under the terms of the PPP loan, the Company received forgiveness of $513 thousand principal amount of the PPP loan. The Company used the proceeds from the PPP loan for qualifying expenses as defined under the PPP.

On April 11, 2020, Zoom Connectivity received a $545 thousand 23-month unsecured loan from Primary Bank under the PPP at a fixed interest rate of 1% per annum with interest deferred for six months. Under the terms of the PPP loan, the Company received forgiveness of $535 thousand principal amount of, and $3 thousand in accrued interest under, the PPP loan. The Company used the proceeds from the PPP loan for qualifying expenses as defined under the PPP.

In February 2021, the Company received additional forgiveness of $20 thousand related to the Economic Injury Disaster Loan Advance received with the PPP loan.

For the period ended September 30, 2021, the Company has recorded $61 thousand of the PPP loans in current maturities of long-term debt in the balance sheet. For the fiscal year ended December 31, 2020, the Company had recorded $65 thousand of the PPP loans in current maturities of long-term debt and $15 thousand in long-term debt in the consolidated balance sheet.

(9) EQUITY

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

(10) SIGNIFICANT CUSTOMER AND DEPENDENCY ON KEY SUPPLIERS

Relatively few companies account for a substantial portion of the Company’s revenues. In the three months ended September 30, 2021, two companies accounted for 10% or greater individually and 85% in the aggregate of the Company’s total net sales. At September 30, 2021, three companies with an accounts receivable balance of 10% or greater individually accounted for a combined 82% of the Company’s accounts receivable. In the three months ended September 30, 2020, three companies accounted for 10% or greater individually and 85% in the aggregate of the Company’s total net sales. At September 30, 2020, three companies with an accounts receivable balance of 10% or greater individually accounted for a combined 91% of the Company’s accounts receivable. In the nine months ended September 30, 2021, three companies accounted for 10% or greater individually and 86% in the aggregate of the Company’s total net sales. In the nine months ended September 30, 2020, three companies accounted for 10% or greater individually and 88% in the aggregate of the Company’s total net sales.

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

The Company depends on many third-party suppliers for key components contained in its product offerings. For some of these components, the Company may only use a single source supplier, in part due to the lack of alternative sources of supply. During the three months ended September 30, 2021, the Company had one supplier that provided 97% of the Company’s purchased inventory. During the three months ended September 30, 2020, the Company had one supplier that provided 94% of the Company’s purchased inventory.

(11) INCOME TAXES

During the nine months ended September 30, 2021 and 2020, we recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated due to the uncertainty of realizing a benefit from those items.

We have evaluated the positive and negative evidence bearing upon the Company’s ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards and research and development tax credits. We considered the history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and we have concluded that it is more likely than not that we will not realize the benefits of our deferred tax assets. As a result, as of September 30, 2021 and December 31, 2020, we recorded a full valuation allowance against our net deferred tax assets.

As of September 30, 2021 and December 31, 2020, the Company had federal net operating loss carry-forwards of approximately $62 million and $61.8 million, respectively, which are available to offset future taxable income. They are due to expire in varying amounts starting in 2021. Federal net operating losses occurring after December 31, 2017, of approximated $14 million may be carried forward indefinitely. As of September 30, 2021 and December 31, 2020, the Company had state net operating loss carry-forwards of approximately $20 million and $19.2 million, respectively, which are available to offset future taxable income. They are due to expire in varying amounts from 2032 through 2040. A valuation allowance has been established for the full amount of deferred income tax assets as management has concluded that it is more-likely than-not that the benefits from such assets will not be realized. We recorded minimum state income taxes and tax related to our operations in Mexico. For the three and nine months ended September 30, 2021, income tax expense was $8 thousand and $41 thousand, respectively, compared to prior year periods of $3 thousand and $16 thousand.

(12) EARNINGS (LOSS) PER SHARE

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

Net income (loss) per share for the three and nine months ended September 30, 2021 and 2020, respectively, are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Numerator:
Net Income (loss)	$1,699,896	$(341,421)	$(399,535)	$(2,621,285)

Denominator:
Weighted average common shares - basic	42,301,480	23,887,718	37,705,175	22,419,823
Effective of dilutive common share equivalent	1,135,996	—	—	—
Weighted average common shares - dilutive	43,437,476	23,887,718	37,705,175	22,419,823

Basic net income (loss) per share	$0.04	$(0.01)	$(0.01)	$(0.12)
Diluted net income (loss) per share	$0.04	$(0.01)	$(0.01)	$(0.12)

Diluted loss per common share excludes the effects of 306,532 common share equivalents for the three-month period ended September 30, 2020 since such inclusion would be anti-dilutive. Diluted loss per common share excludes the effects of 1,135,996 and 306,532 common share equivalents for the nine-month periods ended September 30, 2021 and 2020, respectively, since such inclusion would be anti-dilutive.

(13) RELATED PARTY TRANSACTIONS

Zoom Connectivity

On November 12, 2020, the Company entered into the Merger Agreement pursuant to which the Company and Zoom Connectivity merged and combined their businesses. Zoom Connectivity offers a cloud WiFi management platform that enables and secures a better-connected home by providing AI-driven WiFi management and IoT security platform for homes, SMBs, and broadband service providers. Mr. Jeremy Hitchcock was Chairman and, together with his spouse Ms. Elizabeth Hitchcock, a controlling stockholder of Zoom Connectivity. Prior to the Zoom Connectivity Merger, the Company had licensed Zoom Connectivity software products and, upon completion of the Zoom Connectivity Merger, the Company integrated the Zoom Connectivity software with the Company’s hardware products and combined the Zoom Connectivity’s business-to-business sales channels with the Company’s retail channels. Immediately prior to execution of the Merger Agreement, Mr. Hitchcock, the Company’s Chairman of the Board of Directors, and Ms. Hitchcock, a director of the Company, were, through investment vehicles jointly beneficially owned by them, the majority stockholders of both the Company and Zoom Connectivity.

Zoom Connectivity Relationship

On July 25, 2019, the Company entered into a Master Partnership Agreement with Zoom Connectivity together with a related Statement of Work, License, Collaborative Agreement, Software/Service Availability Agreement and Software/Service Support Level Agreement (collectively, the “Partnership Agreement”). Mr. Hitchcock was the Chairman of Zoom Connectivity. Under the Partnership Agreement, the Company would integrate software and services into certain hardware products distributed by the Company, and Zoom Connectivity would be entitled to certain fees and a portion of revenue received from the end users of such services and software. The Company and Zoom Connectivity entered into an additional Statement of Work on December 31, 2019 providing for further integration of Zoom Connectivity services, with a monthly minimum payment of $5 thousand payable by the Company to Zoom Connectivity starting in January 2020 for a period of 36 months and a requirement for Zoom Connectivity to purchase at least $90 thousand of the Company’s hardware by December 2022. Minimum monthly payments under this agreement increased to $15 thousand in July 2020. During the nine months ended September 30, 2020, $90 thousand of payments were made by the Company to Zoom Connectivity under the Partnership Agreement. The Company recorded $90 thousand of expenses for the nine months ended September 30, 2020. The Partnership Agreement terminated upon completion of the Zoom Connectivity Merger. During the nine months ended September 30, 2020, $90 thousand of payments were made by the Company to Zoom Connectivity under the Partnership Agreement. As of September 30, 2021, no amounts were due from or to the Company under the former Partnership Agreement.

Zoom Connectivity leases office space located at the 848 Elm Street, Manchester, NH. The landlord is an affiliate entity owned by Mr. Hitchcock. The two-year facility lease agreement was effective from August 1, 2019, to July 31, 2021 and has been extended to July 31, 2022. The facility lease agreement provides for 2,656 square feet at an aggregate annual rental price of $30 thousand. For the three-month period and nine-month period ended September 30, 2021, the rent expense was $8 thousand and $23 thousand, respectively.

(14) SUBSEQUENT EVENTS

On November 1, 2021, the Company and Silicon Valley Bank amended the SVB Loan Agreement to increase the revolving facility from $12.0 million to $25.0 million and extends the maturity term from March 23, 2023 to November 1, 2023. The amendment also increased the minimum interest rate per month from $14,000 to $20,000 and includes a new financial covenant of the Company to maintain certain levels of minimum adjusted EBITDA, which is tested on the last day of each calendar quarter and measured for the trailing 3-month period ending on the last day of each quarter. All other substantial terms, including the commercial credit card line of $1.0 million, of the SVB Loan Agreement remain unchanged.

The Company has evaluated subsequent events from September 30, 2021 through the date of this filing and has determined that there are no additional events requiring recognition or disclosure in the financial statements.

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

Minim serves both consumers and businesses with its WiFi as a Service platform:

●	Consumers – Home broadband users can find our modem, router, modem/router, mesh WiFi, and MoCA networking products and mobile app under the Motorola brand on leading electronics retailers and e-commerce platforms in the U.S. and globally. With Motorola connectivity, our customers benefit from:

o	Savings on rental fees from their ISPs

o	Improved connected device performance

o	Fast internet speeds

o	Free support from our team of U.S.-based technicians

o	Reliability with two-year product warranties

●	Internet Service Providers (ISPs) - Over 140 ISP customers to date have selected Minim to enhance their broadband services with our mobile app and improve customer support via the Minim Care Portal. ISP customers benefit from increased revenue through service plan upgrades and better subscriber retention, as well as decreased operational expenses through truck roll avoidance and reduced support calls.

●	Hybrid & Small Businesses have selected Minim as an alternative to traditional enterprise security solutions, granting the business customer extensive cost savings, fast deployment times, and easy maintenance.

●	Original Equipment Manufacturers (OEMs) can freely and independently integrate the Minim agent in their networking devices. OEM customers benefit from increased competitiveness of their product offering and a recurring revenue stream with our software services. Our system integrator and OEM customers sell our products under their brand or incorporate our products as a component of their systems.

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

For the past three quarters, the company has posted year-over-year margin expansion and revenue growth. In the third quarter, we grew our net sales by $25% year-over-year to approximately $15 million with continued momentum across our portfolio of products. On the horizon, we see margin expansion and growth opportunities in subscription software, new markets, new channels, and new product categories, such as connected security cameras and thermostats.

The global smart home market is expected to reach $313.95 billion by 2026 at a 25.3% compound annual growth rate, according to Mordor Intelligence. Looking ahead, we are aligned on a powerful imperative: to make the world’s smartest connectivity products accessible to everyone for personal and business use.

The Company was founded in 1977 and is headquartered in Manchester, New Hampshire.

COVID-19 Pandemic

We are subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on our business remains highly uncertain and difficult to predict as coronavirus continues to spread around the world including through new variants. Although the availability of vaccines has increased, there are no assurances as to when the pandemic will be contained. In response to the pandemic, we instituted office closures, travel restrictions and a mandatory work-from-home policy for substantially all of our employees. The spread of COVID-19 has had a prolonged impact on our supply chain operations due to restrictions, reduced capacity and limited availability from suppliers whom we rely on for sourcing components and materials and from third-party partners whom we rely on for manufacturing, warehousing and logistics services. Although demand for our products has been strong in the short-term as consumers seek more bandwidth and better Wi-Fi, customers’ purchasing decisions over the long-term may be impacted by the pandemic and its impact on the economy, which could in turn impact our revenue and results of operations. Furthermore, our supply chain continues to face constraints primarily due to challenges in sourcing components and materials for our products. The prolonged impact of COVID-19 could exacerbate these constraints or cause further supply chain disruptions.

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

Our critical accounting policies and estimates, which are revenue recognition, sales allowances, and inventory valuation, are described under “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020. For the nine months ended September 30, 2021, there have been no significant changes in our critical accounting policies and estimates.

Recent Accounting Standards

See Note 2 Summary of Significant Accounting Policies, in Notes to Consolidated Financial Statements (Unaudited) in Item 1 of Part 1 of this Report on 10-Q, for a full description of recent accounting standards, include the expected dates of adoption and estimated effects on the financial condition and results of operations, which are hereby incorporated by reference.

Results of Operations

The following table sets forth the unaudited consolidated statements of operations for the three months and nine months ended September 30, 2021, with the comparable reporting period in the preceding year.

	Three Months Ended				Nine Months Ended
	September 30, 2021	September 30, 2020	$ Change	% Change	September 30, 2021	September 30, 2020	$ Change	% Change
	(In thousands, except percentage data)
Net sales	$15,036	$12,028	$3,008	25.0%	$44,947	$34,256	$10,691	31.1%
Cost of goods sold	10,543	8,151	2,392	29.3%	30,872	25,160	5,712	22.7%
Gross profit	4,493	3,877	617	15.9%	14,075	9,096	4,979	54.7%
Operating expenses:
Selling and marketing expenses	3,500	2,012	1,488	74.0%	9,883	6,650	3,233	48.6%
General and administrative expenses	1,371	1,468	(97)	(6.6)%	3,775	3,012	763	25.3%
Research and development expenses	1,789	729	1,060	145.7%	4,564	2,025	2,539	125.3%
Total operating expenses	6,660	4,209	2,451	58.3%	18,222	11,687	6,535	55.9%

Gain on sale of trademark, net	3,956	—	3,956		3,956	—	3,956

Operating income (loss)	1,789	(332)	2,121	638.9. %	(191)	(2,591)	2,400	92.6%
Operating income (expense):
Interest expense, net	(81)	(5)	(76)		(188)	(13)	(175)
Other, net	—	(1)	1		20	(1)	21
Total other income (expense)	(81)	(6)	(75)		(168)	(14)	(154)
Income (loss) before income taxes	1,708	(338)	2,046	605.3%	(359)	(2,605)	2,246	86.3%
Income taxes	8	3	5		41	16	25
Net Income (loss)	$1,700	$(341)	$2,041	598.5%	$(400)	$(2,621)	$2,221	84.8%

Net Sales. Our total net sales increased in the three and nine months ended September 30, 2021 compared to prior years by $3.0 million and $10.7 million, respectively. The growth in net sales is directly attributable to increased sales of Motorola branded cable modems and gateways. In the first nine months of 2021, we primarily generated our sales by selling cable modems and gateways. Software sales related to SaaS offerings were $0.2 million and $0.3 million in the three and nine months ended September 30, 2021. The Company had no SaaS related sales in the three months ended and nine months ended September 30, 2020. The increase in other category compared to prior year is primarily due to an increase in mesh home networking devices.

	Three Months Ended				Nine Months Ended
	September 30, 2021	September 30, 2020	$ Change	$ Change	September 30, 2021	September 30, 2020	$ Change	% Change
		(In thousands, except percentage data)
Cable modems & gateways	$14,562	$11,400	$3,162	27.7%	$41,957	$31,762	$10,195	32.1%
Software as a Service	206	—	206	100%	484	—	484	100%
Other	268	627	(359)	(57.3)%	2,506	2,494	12	0.52%
Total	$15,036	$12,027	$3,009	25.0%	$44,947	$34,256	$10,691	31.1%

As shown in the table below, our net sales in North America increased in the three and nine months ended September 30, 2021 compared to prior years. Net sales outside North America decreased in the three months ended and increased in the nine months ended September 30, 2021 compared to prior years. Generally, the Company’s lower sales outside North America reflect the fact that cable modems are sold through retailers in the United States but not in most countries outside the United States, due primarily to variations in government regulations.

	Three Months Ended				Nine Months Ended
	September 30, 2021	September 30, 2020	$ Change	% Change	September 30, 2021	September 30, 2020	$ Change	% Change
		(In thousands, except percentage data)
North America	$15,033	$11,832	$3,201	27.0%	$44,707	33,621	$11,086	33.0%
Outside North America	3	195	(192)	(98.3)%	240	635	(396)	(62.2)%
Total	$15,036	$12,027	$3,009	25.0%	$44,947	34,256	$10,690	31.1%

Relatively few companies account for a substantial portion of the Company’s revenues. In the three months ended September 30, 2021 and 2020, two and three companies, respectively, accounted for 85% in the aggregate of the Company’s total net sales. In the nine months ended September 30, 2021 and 2020, three companies accounted for 86% and 88%, respectively, in the aggregate of the Company’s total net sales.

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

Gross Profit. Gross profit was $4.5 million and $14 million for the three and nine months ended September 30, 2021, respectively, compared to prior years of $3.9 million and $9.1 million for the three and nine months ended September 30, 2020, respectively. Gross margin decreased to 29.9% for the three months ended September 30, 2021 compared to 32.2% in the same period of the prior year due to increasing inventory costs. For the nine months ended September 30, 2021, the gross margins increased to 31.3% compared to 26.6% in the same period of the prior year due to reduction in tariffs and air freight costs of approximately $4.1 million.

Operating Expense. Total operating expense increased to $6.7 million and $18.2 million for the three and nine months ended September 30, 2021, respectively, compared to the three and nine months ended September 30, 2020 of $4.2 million and $11.7 million, respectively. The table below illustrates the change in operating expense.

	Three Months Ended				Nine Months Ended
Operating Expenses	September 30, 2021	September 30, 2020	$ Change	% Change	September 30, 2021	September 30, 2020	$ Change	% Change
		(In thousands, except percentage data)
Selling and marketing expense	$3,500	$2,012	$1,488	74.0%	$9,883	$6,650	$3,233	48.6%
General and administrative expense	1,371	1,468	(97)	-6.6%	3,775	3,012	763	25.3%
Research and development expense	1,789	729	1,060	145.7%	4,564	2,025	2,539	125.3%
Total operating expense	$6,660	$4,209	$2,451	58.3%	$18,222	$11,687	$6,535	55.9%

Selling and Marketing Expense. Selling and marketing expense increased for the three and nine months ended September 30, 2021 compared to the prior year periods primarily due to an increase in Motorola royalty fees of $0.3 million and $0.9 million, respectively, employee compensation of $0.6 million and $1.7 million, respectively, and marketing program campaigns $0.4 million and $0.5 million, respectively.

General and Administrative Expense. General and administrative expense decreased for the three ended September 30, 2021 compared to the prior year period primarily due to a decrease in professional services of $0.4 million and offset by legal settlements of $0.3 million. General and administrative expense increased for the nine months ended September 30, 2021 compared to the prior year period primarily due to an increase in professional services of $0.4 million and legal settlements of $0.3 million.

Research and Development Expense. Research and development expense increased for the three and nine months ended September 30, 2021 compared to the prior year periods primarily due to an increase in employee compensation of $0.5 million and $1.6 million, respectively, an increase in cost certifications of $0.2 million, and an increase in consulting costs of $0.1 million and $0.2 million, respectively.

Other Income (Expense). Other income (expense), net was $(81) thousand and $(168) thousand for the three and nine months ended September 30, 2021 compared to the prior year periods of $(6) thousand and $(14) thousand, respectively. The increase in other expense is attributable to the interest expense on the bank credit line.

Income Tax Expense (Benefit). We recorded minimum state income taxes and tax related to our operations in Mexico. For the three and nine months ended September 30, 2021 income tax expense was $8 thousand and $41 thousand, respectively, compared to prior year periods of $3 thousand and $16 thousand.

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

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
Pro forma revenue	$12,170,870	$34,664,496
Pro forma net loss	$(1,346,130)	$(5,439,427)
Pro forma net loss per share, basic and diluted	$(0.03)	$(0.16)

Liquidity and Capital Resources

The Company’s cash balance on September 30, 2021 was $19.4 million of which $500 thousand was restricted. This compares to $1.6 million on December 31, 2020 of which $800 thousand was restricted. As of September 30, 2021, the Company had $7.1 million outstanding and $50 thousand available on its asset-based credit line with Silicon Valley Bank and working capital of $30.9 million.

On March 12, 2021, the Company terminated its Financing Agreement with Rosenthal & Rosenthal, Inc. and entered into the SVB Loan Agreement with Silicon Valley Bank. On November 1, 2021, the Company entered into the First Amendment to Loan and Security Agreement. The SVB Loan Agreement, as amended, provides for a revolving facility of up to a principal amount of $25.0 million and matures on November 1, 2023. The SVB Loan Agreement is secured by substantially all the Company’s assets but excludes the Company’s intellectual property. The SVB Loan Agreement includes a minimum interest rate per month of $20 thousand and requires a financial covenant of the Company to maintain certain levels of minimum adjusted EBITDA, which is tested on the last day of each calendar quarter and measured for the trailing 3-month period ending on the last day of each quarter. The availability of borrowings under the SVB Loan Agreement is subject to certain conditions and requirements, and the borrowing base amount is up to (a) 85% of eligible accounts receivable balances plus (b) the least of (i) 60% of eligible inventory, (ii) 85% of net orderly liquidation value, and (iii) $4.8 million. In conjunction with the SVB Loan Agreement, the Company secured a $1.0 million commercial credit card line.

On August 2, 2021, the Company completed a public offering of 10 million shares of its Common Stock for $22.7 million in net proceeds after deducting underwriter’s discounts and commissions and other offering expenses. B. Riley Securities, Inc. acted as representatives of the several underwriters.

Based on the Company’s present business plan, funding available under the SVB Loan Agreement and the net proceeds of the Company’s recent public offering, the Company expects to maintain acceptable levels of liquidity to meet its obligations as they become due during the next 12 months.

Commitments

During the nine months ended September 30, 2021, except as otherwise disclosed in this Form 10-Q, there were no material changes to our capital commitments and contractual obligations from those disclosed in our Form 10-K for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of September 30, 2021. See Note 7 to the accompanying consolidated financial statements for additional disclosure.

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

Other than as disclosed herein, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On February 16, 2021, the Company received a letter from a law firm representing a stockholder of the Company requesting the opportunity to review certain books and records of the Company to investigate the possibility of breaches of fiduciary duty by current and former members of the Board of Directors and the Company’s controlling stockholder, Mr. Jeremy Hitchcock (the Company’s Chairman of the Board of Directors who, together with his spouse Ms. Elizabeth Hitchcock, who also is a director of the Company, are the Company’s largest stockholders), in connection with the Hitchcocks’ and their affiliates’ acquisition of majority control of the Company without compensating the Company’s minority stockholders and the acquisition by merger of Zoom Connectivity in which they held a substantial equity stake. On August 20, 2021, the Company, Mr. Hitchcock and the stockholder entered into a Settlement Agreement pursuant to which the stockholder released all claims relating to the subject matter of the demand, and the Company paid $225 thousand for the legal expenses of the stockholder. Pursuant to the terms of the Settlement Agreement, the Company and Mr. Hitchcock agreed to comply with certain corporate governance requirements until the earlier of (i) the fourth anniversary of the Settlement Date or (ii) such time as Mr. Hitchcock, Ms. Hitchcock and either of their controlled affiliates beneficially own less than 35.0% of the outstanding Common Stock of the Company.

On June 29, 2021, the Company received a letter from a law firm representing a stockholder of the Company making a litigation demand on behalf of the Company and its stockholders to address certain alleged misconduct by the Company’s Board of Directors in connection with the implementation of an amendment to the Company’s Amended and Restated Certificate of Incorporation without having received proper stockholder approval thereof as required under Delaware corporation law. The Company took corrective action, including obtaining stockholder approval of the amendment. On July 23, 2021, the Company filed with the Delaware Secretary of State an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of capital stock to 62,000,000 shares, consisting of 60,000,000 shares of Common Stock and 2,000,000 shares of Preferred Stock. On September 30, 2021, the Company and the stockholder settled the matter pursuant to which, among other things, the claimant acknowledged that the Company had taken action sufficient to fairly and fully resolve the allegations of the demand.

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

Nevertheless, we call your attention to the additional Risk Factor below, the Risk Factors contained in our Form 10-K for the year ended December 31, 2020 and in our other filings with the SEC, including Amendment No. 2 to our Registration Statement on Form S-1 filed with the SEC on July 28, 2021.

We face supply chain risks and price increases as a result of the global semiconductor supply shortage.

The global semiconductor supply shortage is having wide-ranging effects across multiple industries, including direct and indirect effects on our business. We have experienced, and may continue to experience, delays in securing certain application specific integrated circuits that are essential components of some of our products. Principal materials and components used in our manufacturing processes include a variety of commodities and fabricated or manufactured items. Increases in input costs and freight due to price inflation and global supply chain disruptions is leading to lower margins on certain products we sell. In addition, if we are unable to recover a substantial portion of increased costs from our customers and suppliers, our business, results of operations, cash flows and financial position could be adversely affected. A material supply shortage or material supply chain delays could have a material adverse effect on our business, results of operations, cash flows and financial position.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10, filed on September 4, 2009)*
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on November 18, 2015).*
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on July 30, 2019).*
3.4	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by the Company on November 18, 2015).*
3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on June 4, 2021).*
3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by the Company on June 4, 2021).*
3.7	Certificate of Correction of Minim, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K/A filed by the Company on June 30, 2021).*
3.8	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on July 23, 2021).*
3.9	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on June 30, 2021).*
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Form S-1 filed by the Company on July 26, 2021).*
10.1	Settlement Agreement, dated as of August 20, 2021, by and among the Company, Jeremy Hitchcock and Eric Griffith (incorporated by reference to Exhibit 99.2 of Amendment No. 14 to Schedule 13D filed on August 20, 2021).*
10.2	Form of Severance Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K/A filed by the Company on October 27, 2021).+*
10.3	First Amendment to Loan and Security Agreement, dated as of November 1, 2021, by and among Silicon Valley Bank, the Company and Zoom Connectivity, Inc.
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

MINIM, INC. (Registrant)

Date: November 02, 2021	By:	/s/ SEAN DOHERTY
Sean Doherty Chief Financial Officer (on behalf of Registrant and as Principal Financial Officer)

