Form 10-K
period 2021-12-31
MINIM, INC.
filed 2022-03-31
CIK 1467761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

(617) 423-1072

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12 (b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange on which Registered
Common Stock, $0.01 par value	MINM	The Nasdaq Capital Market

Securities Registered Pursuant to Section 12 (g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

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

The aggregate market value of the common stock, $0.01 par value, of the registrant held by non-affiliates of the registrant as of June 30, 2021, based upon the last sale price of such stock on that date as reported by the OTCQB Venture Market, was $51,367,496. On July 7, 2021, the Company ceased trading on the OTCQB Venture Market and commenced trading on The Nasdaq Capital Market under the ticker symbol “MINM.”

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of March 28, 2022 was 46,065,817 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of Item 1 of Part 1, certain parts of Part 5, and Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K incorporate information by reference from the definitive proxy statement for our 2022 annual meeting of stockholders, which is to be filed within 120 days after the end of the fiscal year ended December 31, 2021. Except with respect to the information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as information contained in “Risk Factors” in Item 1A and elsewhere in this Annual Report on Form 10-K, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. All statements other than historical facts are “forward-looking statements” for purposes of these provisions, including, but not limited to, any projections of earnings, revenues or other financial terms, any statements of plans or objectives of management for future operations, any statements regarding COVID-19, any statements concerning proposed new products or licensing or collaborative arrangements, any statements regarding future economic or performance, any statement of assumptions underlying any of the foregoing. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to differences in our future financial results include, but are not limited to, risks associated with :

●	our ability to predict revenue and reduce costs related to our products or service offerings;

●	our ability to effectively manage our sales channel inventory and product mix to reduce excess inventory and lost sales;

●	our ability to forecast product sales volumes and accordingly manufacture and manage inventory;

●	our ability to generate sales of Motorola brand products sufficient to make that portion of our business profitable, and retain the Motorola brand license for the Motorola brand product we produce;

●	the emergence of global public health emergencies, such as the outbreak of the novel coronavirus (COVID-19), which could extend lead times in our supply chain and lengthen sales cycles with our customers;

●	direct and indirect effects of COVID-19 on our employees, customers and supply chain and the economy and financial markets;

●	fluctuations in the level or quality of inventory;

●	the sufficiency of our capital resources and the availability of debt and equity financing;

●	potential costs and senior management distraction associated with patent-related legal proceedings;

●	our reliance on a limited number of customers, traditional and online retailers and distributors for a large portion of our revenue;

●	the effect of changes in cable service providers’ pricing policies when customers supply their own modem;

●	product liability claims related to consumer-grade home security and monitoring products could harm our competitive position, results of operation and financial condition;

●	the effect of competing technologies and the potential decline in the demand for our products;

●	our reliance on sole-sourced manufacturers and component producers for a substantial percentage of our products;

●	the continuing impact of uncertain global economic conditions on the demand for our products;

●	the impact of geopolitical instability on our business;

●	fluctuations in foreign currency exchange rates that may adversely affect our business;

●	capacity constraints in our Mexican operations could impact sales and hurt customer relationships;

●	our reliance on an outsourcing partner in Mexico;

●	our ability to succeed in the competitive home networking market;

●	the development of new competitive technologies, products and services to meet customer demand;

●	our ability to succeed in markets outside the United States (U.S.);

●	our product quality, including any undetected hardware or software defects;

●	our ability to maintain and scale adequate and secure software platform infrastructure;

●	our ability to predict return rates and manage product returns;

●	our ability to produce sufficient quantities of quality products due to reliance on third party manufacturers;

●	the impact of long lead times for our products and the components used in our products;

●	the impact of competition on demand for our products and services;

●	the impact of changes in environmental and other regulations on our ability to obtain necessary certifications for our products and services;

●	changes in laws or governmental regulations and industry standards impacting our products;

●	our reliance on the continued service of key employees;

●	our ability to protect our intellectual property and to operate without infringing the intellectual property of others.

Although we believe that the assumptions underlying the forward-looking statements contained in this Annual Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in Part I, Item 1A hereto and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

As used in the Annual Report on Form 10-K, the terms “we,” “us,” “our,” “Minim” and the “Company” mean Minim, Inc. and its wholly owned subsidiaries, unless the context indicates otherwise.

PART I

ITEM 1 – BUSINESS

Overview

Minim was founded in 1977 as a networking company and now delivers intelligent software to protect and improve the WiFi connections we depend on to work, learn, and live. Headquartered in Manchester, New Hampshire, Minim holds the exclusive global license to design, manufacture, and sell consumer networking products under the Motorola brand. Our cable and WiFi products, with an intelligent operating system and bundled mobile app, can be found in leading retailers and e-commerce channels in the United States (“U.S.”). Our AI-driven cloud software platform and applications make network management and security simple for home and business users, as well as the service providers that assist them— leading to higher customer satisfaction and decreased support burden.

Our mission is to make WiFi safe and supportive for everyone. We believe that to do this, we must develop and distribute connectivity software that delivers frequent network security updates, helpful apps, extensive personalization options, and a delightful interface. As people increasingly depend on their WiFi for streaming, working, learning, telemedicine, education, and potentially the Metaverse, our primary objective is to leverage trends and build upon our position as a leading provider of intelligent networking products. We can accomplish this by innovating advanced products with the latest connectivity standards and expanding our footprint both nationally and globally via top retailers, e-commerce platforms, and app stores.

On December 4, 2020, Minim acquired Zoom Connectivity, Inc. (“Zoom Connectivity”). Zoom Connectivity is a Delaware corporation that delivered its WiFi management and security Software as a Service (“SaaS”) to Internet Service Providers (ISPs) to unlock bottom line growth through increased subscriber acquisition, retention, and support cost efficiency. The Zoom Connectivity solution offered a web application for customer service representatives to effectively support subscribers and a mobile app for home users to manage their network settings, security, privacy and parental controls. The Company’s intuitive applications, built on proprietary device fingerprinting technology, also empowers businesses to secure and manage satellite offices and remote employee networks. Offering a full API suite, the Minim platform has been integrated with third-party hardware platforms and has been designed for ultra-extensibility as wireless technology advances. Subsequent to the merger, the Company re-branded itself as Minim from Zoom Telephonics.

As Minim has been investing in WiFi software development, cable modem products, including both cable modems and cable modem/routers (“gateways”), were Minim’s highest revenue product category between 2015 through 2021. Cable modems provide a high-bandwidth connection to the Internet through a cable service provider’s managed broadband network. Minim began shipping cable modems in 2000 and acquired a geographically-restricted license to sell Motorola-branded cable networking products in 2016. From 2016 through 2021, the Company sold networking products under its previously-owned ZOOM trademark as well as the Motorola brand. Minim’s primary means of distribution to end-users in the U.S., our primary market, is through national retailers, e-commerce platforms, and distributors. In response to demand for faster connection speeds, security by design, and increased functionality, we have invested and continue to invest resources to advance our cable modem product line.

Strategy Overview

Our strategy is to address the increasing demands of broadband users with advanced technology and build upon our position as a leading home networking product supplier in many of the largest U.S. high-volume retailers. The key pillars to our strategy are as follows:

Distribute high-margin software – Our cloud-based software is currently a companion to home networking equipment and has the potential to be distributed on its own. We are focused on transforming our established hardware sales into a platform for software distribution and have an ambitious roadmap to make it so much more. We believe quality WiFi software is a profit driver, lending to higher Average Selling Prices (ASPs) and the ability to form a lasting relationship with an end user for product upsells. In addition, our APIs allow third-party hardware vendors and ISPs to leverage Minim in their own products.

Customer-driven design – With continued investment in warranties and omni-channel customer service, we see our direct and frequent connection to end users as a market advantage that informs our product roadmap. The Company continues to invest in research and development with the latest connectivity standards— such as DOCSIS 3.1, WiFi 6 and 6E, EasyMesh, and 5G— to design advanced products while optimizing costs to maintain a healthy, price segmented portfolio. In 2021, the Company brought firmware development in-house (“MinimOS”) to accelerate product time-to-market and improve Quality of Experience; as part of this, Minim is now part of the widely supported TIP Open WiFi community.

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

Products

General

We are the creator of innovative Internet access products that dependably connect people to the information they need and the people they love. Our hardware portfolio includes: cable modems, cable modem/routers, mobile broadband modems, wireless routers, MoCA adapters, and mesh home networking devices. Our SaaS platform includes: mobile applications, a web application, API suites, and an open-source embedded agent for networking devices.

We have sold home networking products under the globally-recognized Motorola brand, as well as under our previously owned ZOOM trademark. Our hardware and SaaS products are purchased by consumers to support and protect their family’s connected devices; ISPs to reduce support costs and increase revenue with digitally transformed support and value-added services; and by businesses to affordably support and secure satellite and remote worker networks.

In May 2015, Minim entered into an agreement to license certain Motorola trademarks from Motorola Trademark Holdings, LLC (“Motorola”) for cable modem products. The agreement includes numerous requirements intended to assure the quality and reputation of Motorola® brand products. In January 2016, Minim, through its MTRLC LLC subsidiary, which was formed on October 6, 2015, began shipping cable modems under the Motorola® brand. In August 2016, we extended our Motorola license to a worldwide exclusive license that includes cable modems and gateways, WiFi routers, WiFi range extenders, powerline communication devices, and related products. In August 2017, we further extended our Motorola license to a worldwide exclusive license for DSL modems and gateways, cellular modems and gateways, and MoCA products, and to a worldwide non-exclusive license for cellular sensors. We introduced under the Motorola brand two WiFi routers, one range extender, and one MoCA adapter in 2017. In 2018, we introduced into the retail market under the Motorola brand two WiFi routers and a DSL modem/router. In March 2020, Minim entered into an amendment to extend the License Agreement with Motorola Mobility LLC (the “2020 Amendment”) through December 31, 2025. The 2020 Amendment expands Minim’s exclusive license to use the Motorola trademark to a wide range of authorized channels worldwide, including Direct to Consumer Channels and Service Provider Channels. In March 2020, Minim entered into a License Agreement with Motorola Mobility LLC to sell consumer grade home security and monitoring products and to provide related services (the “2020 License Agreement”). The term of the 2020 License Agreement runs through December 31, 2025 and includes minimum licensing payments beginning in 2021 and continuing through the remainder of the agreement term. The 2020 License Agreement applies to a wide range of products, including consumer grade cellular modems and gateways, DSL modems and gateways, and MoCA adapters for networking and home security products and services.

Home Networking Hardware

Our networking hardware products connect homes and small offices to the Internet, create wireless networks, and extend the wireless signal. These products are now primarily available through retail and e-commerce channels in the U.S.

●	Modems and Modem/Routers (“Gateways”), which are devices that convert cable service into Internet connectivity for ethernet-only connection (modems) or ethernet and wireless connections (modem/routers). Minim’s primary cable modem sales from 2016 through 2021 were of Motorola brand products. We have obtained CableLabs® certification for our currently marketed cable modems, and these cable modems have also received a number of cable service provider certifications. Required by most service providers for interoperability on their networks, all modem and modem/router products must pass this lengthy, expensive, and technically challenging certification process. Minim plans to extend its DOCSIS 3.1 product line, adding high-performance modem/routers including WiFi 6 and mesh-capable routers.
●	Routers and Mesh Systems, which are devices that create WiFi networks. Mesh WiFi systems extend the signal throughout a wider area than a single router can typically cover. In 2020, Minim launched its first mesh WiFi system and plans to extend its mesh and router portfolio with WiFi 6 and WiFi 6E capabilities.
●	Other Local Area Network Products, which are devices that create, extend, or enhance a Local Access Network. Minim currently offers MoCA adapters, which provides an Ethernet connection over coaxial cable between a MoCA-capable router and connected devices.

SaaS

The Minim SaaS platform offers three core software components:

●	Minim mobile application for end users to personalize and monitor their home and office network with features such as speed testing, data usage tracking, security alerts, malware blocking, privacy settings, parental controls.
●	Minim web application that enables technical support representatives in ISPs and businesses to offer efficient remote support with network insights.
●	Minim API suite and MinimOS for third-party hardware vendors, ISPs, and other partners to integrate with the Minim platform, leverage Minim functionality, and manage their own account data. A foundational component of our SaaS is an open-source embedded agent for integration with any third-party router firmware.

Products for Markets outside North America

The vast majority of our sales were in North America from 2015 through 2021 because the business predominantly sold cable modem and modem/router products, and the U.S. is by far the largest market for cable modems sold through retailers. However, we expect to see growth outside North America as we expand our ISP customer base and portfolio of retail routers, mesh systems, and other local area network products under our worldwide Motorola brand license.

Networking hardware products for countries outside the U.S. typically differ from a similar product for the U.S. because of varied regulatory and certification requirements, country-specific phone jacks and AC power adapters, and language needs. As a result, the introduction of new products into markets outside North America can incur significant costs and time to market. In 1993, we introduced our first dial-up modem approved for selected Western European countries. Since then, we have sold our products into a number of markets outside North America. We have received regulatory certifications for a number of countries, including the U.S., the United Kingdom (“UK”), and Canada. We have planned product line enhancements to enable new market expansion. Most importantly for sales outside the U.S., we are working toward selling Motorola brand home networking hardware and SaaS products in the UK, Canada, Latin America, India, Mexico and other regions.

Sales Channels

General

We sell our products primarily through high-volume retailers and distributors (“B2C”), Internet service providers, individual businesses (“B2B”), service providers, value-added resellers, PC system integrators, and Original Equipment Manufacturers (“OEMs”). We support our major accounts in their efforts to discern strategic directions in the market, to maintain appropriate inventory levels, and to offer a balanced selection of attractive products.

Relatively few customers account for a substantial portion of the Company’s revenues. In 2021, two customers accounted for 10% or greater individually, and 92% in the aggregate of the Company’s total net sales. At December 31, 2021, four customers with an accounts receivable balance of 10% or greater individually accounted for a combined 86% of the Company’s accounts receivable. In 2020, two customers accounted for 10% or greater individually, and 76% in the aggregate of the Company’s total net sales. At December 31, 2020, three customers with an accounts receivable balance of 10% or greater individually accounted for a combined 85% of the Company’s accounts receivable.

Distributors and Retailers outside North America

In markets outside North America we sell and ship our hardware products primarily to distributors. Our SaaS is globally sold via licenses to ISPs and Resellers globally. We believe that sales growth outside North America will continue to require substantial additional investments of resources for product design and testing, regulatory certifications, native-language instruction manuals and software, packaging, sales support, and technical support. We have made this investment in the past for many countries, and we expect to make this investment for some countries and products in the future. However, we anticipate that the majority of sales in the next two years will come from North America, partly because the U.S. is one of the few countries with a robust retail cable modem market due to Federal regulations in the U.S. As we expand our product portfolio beyond cable modems and serve ISPs directly and through Reseller relationships, we envision the proportion of our sales from countries outside the U.S. will increase.

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

Internet Service Providers & Businesses

Minim works with over 140 ISPs and businesses with its subscription-based WiFi management and security software. Our solution enables challenger ISPs to better compete in the market with a premium WiFi solution while lowering operational costs with support call and onsite visit avoidance. For our business customers, our solution reduces the costs, deployment time, and risks to supporting and securing remote employee and satellite office networks. We are empowering the IT staff of our business customers to secure and support employee home networks and other small workspaces. Our customer base is primarily located in the US; however, we have customers all over the world, including Canada, the UK, and South Africa.

OEM and Router Manufacturers

Our open-source embedded software agent enables third-party hardware vendors to integrate Minim in their networking devices, potentially to create a recurring revenue stream with our software services. Our system integrator and OEM customers sell our products under their own name or incorporate our products as a component of their systems. We seek to be responsive to the needs of these customers by providing on-time delivery of high- quality, reliable, cost-effective products with strong engineering and sales support.

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

We develop quality products that are user-friendly and are designed to require minimal support. We typically support our claims of quality with product warranties of one to two years, depending upon the product. To address the needs of end-users and resellers who require assistance, we have our own staff of technical support specialists. They provide telephone support six days per week in English and Spanish and aim to continuously expand of languages, availability, and support channels. Our technical support specialists also maintain a significant Internet support facility that includes email, firmware and software downloads, and a digital knowledgebase. Worldwide technical support is primarily handled from our Manchester, New Hampshire headquarters.

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

The Company’s costs on research and development for the years ended December 31, 2021 and 2020 were $6.2 million and $3.8 million, respectively. As of December 31, 2021, we had twenty-nine employees engaged primarily in research and development. Our research and development team performs hardware design and layout, mechanical design, prototype construction and testing, component specification, firmware and software development, product testing, foreign and domestic regulatory certification efforts, end-user and internal documentation, and third-party software selection and testing

Manufacturing & Suppliers

Our products are currently designed for high-volume automated assembly to help assure reduced costs, rapid market entry, short lead times, and reliability. High-volume assembly mostly occurs in Vietnam or China. Our contract manufacturers and original design manufacturers typically obtain some or all of the components required to assemble the products based upon a Minim approved vendor list and parts list. Our manufacturers typically insert parts onto the printed circuit board, with most parts automatically inserted by machine, solder the circuit board, and test the completed assemblies. The contract manufacturer sometimes performs final packaging. For the U.S. and many other markets, packaging is often performed at our facilities in North America, allowing us to tailor the packaging and its contents for our customers immediately before shipping. This facility also performs warehousing, shipping, quality control, finishing and some software updates from time to time. We also perform circuit design, circuit board layout, and strategic component sourcing at our Boston area office. Wherever the product is built, our quality systems are used to help assure that the product meets our specifications.

Our North American facility is currently located in Tijuana, Mexico. From time to time, we experience certain challenges associated with the Tijuana facility, specifically relating to bringing products across the border between the U.S. and Mexico. We believe that this facility assists us in cost- effectively providing rapid response to the needs of our U.S. customers.

Historically we have used one primary manufacturer for a given design. We sometimes maintain back-up production tooling at a second manufacturer for our highest-volume products. Our manufacturers are normally adequate to meet reasonable and properly planned production needs; but a fire, natural calamity, strike, financial problem, the impacts from the COVID-19 pandemic or another significant event at an assembler’s facility could adversely affect our shipments and revenues. In 2021, one supplier provided 97% of our purchased inventory. The loss of this key supplier, or a material adverse change in a key supplier’s business or in our relationship with a key supplier, could materially and adversely harm our business.

Our products include a large number of parts, most of which are available from multiple sources with varying lead times. However, most of our products include a sole-sourced chipset as the most critical component of the product. The vast majority of our cable modem chipsets come exclusively from Broadcom. Serious problems at Broadcom, including long chipset lead-times, would significantly reduce Minim’s shipments. Similar to many companies that use computer chips in their business, we also experienced supply chain issues in sourcing chips due to chipset shortages during 2021. There can be no assurance that we will not experience such issues in the future.

We have experienced delays in receiving shipments of essential integrated circuits in the past, and we may experience such delays in the future. Moreover, we cannot assure that a chipset supplier will, in the future, sell chipsets to us in quantities sufficient to meet our needs or that we will purchase the specified dollar amount of products necessary to receive concessions and incentives from a chipset supplier. An interruption in a chipset supplier’s ability to deliver chipsets, a failure of our suppliers to produce chipset enhancements or new chipsets on a timely basis and at competitive prices, a material increase in the price of the chipsets, our failure to purchase a specified dollar amount of products or any other adverse change in our relationship with modem component suppliers could have a material adverse effect on our results of operations.

We are also subject to price fluctuations in our cost of goods. Our costs may increase if component shortages develop, lead-times stretch out, fuel costs rise, or significant delays develop due to labor-related issues.

We are also subject to the Restriction of Hazardous Substances Directive (“RoHS”) and Consumer Electronics Control (“CEC”) rules, which affect component sourcing, product manufacturing, sales, and marketing.

Since September 24, 2018 until after we transitioned a substantial portion of our manufacturing to Vietnam during the second quarter of 2020, substantially all of our products were subject to a tariff because they were produced in China and they were in product categories subject to the tariff on our cost of goods at the time of entry into the U.S. The tariff started at 10% and increased to 25% in June 2019. These tariffs have a significant impact on our cost of inventory and profitability. Because these tariffs may not be reduced and may even be increased, we actively worked on finding production capability outside China. Our largest supplier established a major production capability in Vietnam, and we transitioned the majority of our production to Vietnam by the end of the second quarter of 2020. In addition, we are working with other suppliers outside of China. With the transition of a majority of our manufacturing to Vietnam, we significantly reduced the tariff burden.

Competition

The Internet access and networking industries are intensely competitive and characterized by aggressive pricing practices, continually changing customer demand patterns, rapid technological advances, and emerging industry standards. These characteristics result in frequent introductions of new products with added capabilities and features, and continuous improvements in the relative functionality and price of modems and other communications products. Our operating results and our ability to compete could be adversely affected if we are unable to:

●	successfully and accurately anticipate customer demand;

●	manage our product transitions, inventory levels, and manufacturing processes efficiently;

●	distribute or introduce our products quickly in response to customer demand and technological advances;

●	differentiate our products from those of our competitors; or

●	otherwise compete successfully in the markets for our products.

Some of our primary competitors by product group include the following:

●	Cable modem and modem/router competitors: Belkin/Linksys, Commscope/Arris, D-Link, Hon Hai Network Systems (formerly Ambit Microsystems), Netgear, Sagemcom, Technicolor, TP-Link and Ubee Interactive.

●	Router and mesh WiFi competitors: Amazon/Eero, Amped, Apple, Asus, Belkin/Linksys, D-Link, Google, Netgear, Securifi, Tenda, TP- Link, Trendnet, and Ubiquiti.

●	WiFi Management and Security: AirTies, Cujo AI, Plume Design, SAM Seamless Network.

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

Successfully penetrating the broadband modem market presents a number of challenges, including:

●	the current limited retail market for broadband modems, as most consumer broadband users get their modem from their service provider;

●	the relatively small number of cable, telecommunications and Internet service providers that make up the majority of the market for broadband modems in the U.S., our largest market;

●	the significant bargaining power and market dominance of these large service providers;

●	the time-consuming, expensive and uncertain certification processes of the various cable, mobile broadband service providers; and

●	the strong relationships with service providers enjoyed by some incumbent equipment providers, including ARRIS for cable modems and Huawei for DSL and mobile broadband modems.

Intellectual Property Rights

We rely primarily on a combination of copyrights, trademarks, trade secrets and patents to protect our proprietary rights. We have trademarks and copyrights for our firmware (software on a chip), printed circuit board artwork, instructions, packaging, and literature. We also have two active patents that expire between 2022 and 2031. There cannot be any assurance that any patent application will be granted or that any patent obtained will provide protection or be of commercial benefit to us, or that the validity of a patent will not be challenged. Moreover, our means of protecting our proprietary rights may not be adequate and our competitors may independently develop comparable or superior technologies.

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

In May 2015, we entered into an agreement to license certain Motorola® brand trademarks for consumer cable modem products in the U.S. and Canada through certain authorized sales channels using such trademarks beginning January 1, 2016 through December 31, 2020. In August 2016, Minim entered into an amendment to the License Agreement with Motorola Mobility LLC. The 2016 amendment expanded Minim’s exclusive license to use the Motorola trademark to a wide range of authorized channels worldwide and expanded the license from cable modems and gateways to also include consumer routers, WiFi range extenders, home powerline network adapters, and access points. In August 2017, Minim entered into an amendment to the License Agreement with Motorola Mobility LLC. The 2017 amendment expanded Minim’s exclusive license to use the Motorola trademark to a wide range of authorized channels worldwide, and expanded the license from cable modems, gateways, consumer routers, WiFi range extenders, home powerline network adapters, and access points to also include MoCA adapters, and cellular sensors. In March 2020, Minim entered into an amendment to extend the License Agreement with Motorola Mobility LLC through December 31, 2025. The 2020 amendment expanded Minim’s exclusive license to use the Motorola trademark to a wide range of authorized channels worldwide, including Direct to Consumer Channels and Service Provider Channels.

In March 2020, we entered into a license with Motorola Mobility LLC to sell consumer grade home security and monitoring products and to provide related services. The term of this Agreement runs through December 31, 2025 and includes minimum licensing payments beginning in 2021 and continuing through the remainder of the agreement term.

Backlog

Our backlog on February 28, 2022 was $150 thousand and on February 29, 2021 was $1.4 million. Orders included in backlog may be canceled or rescheduled by customers without significant penalty. Backlog as of any particular date should not be relied upon as indicative of our net sales for any future period.

Human Capital

Minim is committed to attracting and retaining the brightest and best talent. Therefore, investing, developing, and maintaining human capital is critical to our success. Our effectiveness in attracting, developing, engaging and retaining talented team members demonstrates our commitment to providing a welcoming and safe workplace, with equitable compensation, benefits and opportunities for our team members to continually grow and develop their careers within Minim.

As of December 31, 2021, Minim had 83 employees. Twenty-nine employees were engaged in research and development and quality control. Eleven employees were involved in operations, which manages production, inventory, purchasing, warehousing, freight, invoicing, shipping, collections, and returns. Thirty-two employees were engaged in sales, marketing, and customer technical support. Eleven employees performed executive, accounting, administrative, and management information systems functions. Our dedicated personnel in Tijuana, Mexico are employees of our Mexican service provider and not included in our headcount. On December 31, 2021, Minim had nine consultants, three in research and development, four in operations, and two in sales and marketing, who are not included in our headcount.

Our culture and core values. We believe that by nurturing a strong culture based on our core values we are able to attract, hire, and retain a highly engaged team. Our cultural pillars – respect, transparency, community, accountability, collaboration – reflect the way we lead and work with one another internally as well as externally with our customers, partners, suppliers and other stakeholders. We seek to embed our core values to act responsibly and with integrity, to instill a sense of individual role and purpose at Minim, and to communicate openly and honestly. Our culture of respect and collaboration is intended to create an inclusive working environment and inclusive engagement with our stakeholders; our culture to create encourages innovation from a diversity of experiences, backgrounds and characteristics; and our culture to communicate encourages open and honest discussion. Everything we do, we do with a deep regard for each other, our customers, and our shareholders. We show our respect for each customer’s decision to welcome Minim into their home by taking extra care to ensure our products make their connected homes safer and easier to use for life and work.

Our Board of Directors, through our Compensation Committee, provides oversight on employee matters. The Compensation Committee receives updates on activities, strategies and initiatives related to our employees. As part of this oversight, the Board received regular updates on efforts we have taken in response to the COVID-19 pandemic.

We are committed to diversity and inclusion as a core focus of our human capital strategy. We embrace differences, diversity and varying perspectives amongst our employee base, and are proud to be an equal opportunity employer. We do not discriminate based on race, religious creed, color, national origin, ancestry, physical disability, mental disability, medical condition, genetic information, marital status, sex, gender, gender identity, gender expression, age, military or veteran status, sexual orientation or any other protected characteristic established by federal, state or local laws. A diverse workforce, as well as an inclusive culture and work environment, are fundamentally important and strategic to us, beginning with our Board of Directors and extending to all levels of the organization.

Corporate Information

We are incorporated in Delaware under the name Minim, Inc. Minim, Inc. was originally incorporated in New York in 1977 and changed its state of incorporation to Delaware in 1993. Zoom Connectivity, Inc., a wholly owned subsidiary of Minim, Inc., is a corporation organized in Delaware. MTRLC LLC, a wholly owned subsidiary of Minim, Inc., is a limited liability company organized in Delaware that focuses on the sale of our Motorola brand products. Our common stock is traded on the Nasdaq Capital Market (“Nasdaq”) under the symbol MINM. Our principal executive offices are located at 848 Elm Street, Manchester, NH 03101, and our telephone number is (617) 423-1072. Our main website is www.minim.com. Information contained on our website does not constitute part of this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports are available, free of charge, on our website home page as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission (“SEC”). Copies of the materials filed by the Company with the SEC are also available on the SEC’s website at www.sec.gov. A copy of our Code of Conduct and Ethics is posted on our website at ir.minim.com. Any changes to or waiver from, this Code of Conduct and Ethics will be posted on that website.

Information about Our Executive Officers and Directors

Information required by this part is hereby incorporated by reference from our definitive proxy statement for our 2022 annual meeting of stockholders which will be filed with the SEC within 120 days after the close of our fiscal year.

ITEM 1A. – RISK FACTORS

Risks Related to Our Business

COVID-19 pandemic has had and will likely continue to adversely affect our business.

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

While our manufacturing partners and component suppliers mostly have been able to continue to operate to date in compliance with applicable regulations and current limitations, future restrictions on their operations could impact our ability to meet customer demand and could have a material adverse effect on our financial condition and results of operations, particularly if prolonged. Similarly, current and future restrictions or disruptions of transportation, such as reduced availability of air and ground transport, port closures or congestion, and increased border controls or closures, can also impact our ability to meet demand and could materially adversely affect us. We have already observed a significant increase in the cost of air freight as a result of the pandemic, which negatively affects our profitability as we seek to transport an increased number of products from manufacturing locations in Asia to North America and international markets as quickly as possible. We have also experienced an increase in costs for ocean freight and shortages in freight capacity, which can negatively impact our ability to ship volume predictably and on a lower cost basis. In addition, rapidly shifting consumer demand during the pandemic can lead to unexpected adverse impact on our results of operations. Although we have seen a significant increase in demand for our cable modems and gateway products due to consumers responding to work-from-home and shelter-in-place measures, we do not know how long this increase may last. In particular, as vaccines become widely available and consumers return to work or school and the impact of the COVID-19 pandemic lessens, this increase in demand may begin to subside. If this demand subsides at a rapid pace, our net sales, profitability and other financial results could be adversely affected. This increase in demand has also put strain on our manufacturing partners, suppliers and logistics partners to produce and deliver a sufficient number of products to meet this demand. In particular, the limited and delayed availability of certain key components for our products, such as specialized chipsets, significantly constrains our ability to meet the increased consumer demand and over the course of the past year, we have seen lead times for some of these key components increase dramatically up to 52 weeks. This in turn puts pressure on our ability to accurately forecast and increases the likelihood that the accuracy of such forecasts will be lower, which could materially adversely affect our financial results. If we were to experience weakened demand in products, our net sales, profitability and other financial results would be materially adversely impacted.

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

If disruptions in our transportation network occur or our shipping costs substantially increase, we may be unable to sell or timely deliver our products, and our gross margins could decrease.

We are highly dependent upon the transportation systems we use to ship our products, including vessel, air, and ground freight. Our attempts to closely match our inventory levels to our product demand intensify the need for our transportation systems to function effectively and without delay. The outbreak of the COVID-19 pandemic has led to limitations on the availability of key transportation resources and an increase in the cost and duration of air and ocean freight. These developments negatively impact our profitability as we seek to transport products from manufacturing locations in Asia to the U.S. market. The transportation network is subject to disruption or congestion from a variety of causes, including labor disputes and port strikes, acts of war or terrorism, natural disasters, pandemics, and congestion from higher shipping volumes. Transport delays in our product could materially and adversely affect our business and financial results, including revenue and profitability shortfalls.

We obtain several key components from limited or sole sources, and if these sources fail to satisfy our supply requirements or we are unable to properly manage our supply requirements with our third-party manufacturers, we may lose sales and experience increased component costs.

Any shortage or delay in the supply of key product components, or any sudden, unforeseen price increase for such components, would harm our ability to meet product deliveries as scheduled or as budgeted. Many of the semiconductors used in our products are obtained from sole source suppliers on a purchase order basis. Semiconductor suppliers have experienced and continue to experience component shortages themselves, which in turn adversely impact our ability to procure semiconductors from them in sufficient quantities and in a timely manner. Our third-party manufacturers generally purchase these components on our behalf on a purchase order basis, and we do not have any guaranteed supply arrangements with our suppliers. If demand for a specific component increase, we may not be able to obtain an adequate number of that component in a timely manner, and prices to obtain such components may increase. In addition, if worldwide demand for the components increases significantly, the availability of these components could be limited and prices for such components may increase. Also, many standardized components used broadly in electronic devices are manufactured in significant quantities in concentrated geographic regions, particularly in China. As a result, protracted crises such as the COVID-19 pandemic could lead to eventual shortages of necessary components sourced from impacted regions. Additionally, government intervention to reduce the consumption of electricity in China could have a disruptive impact on component production and supply availability. It could be difficult, costly, and time consuming to obtain alternative sources for these components, or to change product designs to make use of alternative components. In addition, difficulties in transitioning from an existing supplier to a new supplier could create delays in component availability that would have a significant impact on our ability to fulfill our orders for our products.

If we are unable to obtain sufficient supply of components, or if we experience an interruption in the supply of components, our product shipments could be reduced or delayed or our cost of obtaining these components may increase. Component shortages and delays affect our ability to meet scheduled product deliveries, damage our brand and reputation in the market, and cause us to lose sales and market share. At times, we may elect to purchase components in the direct market, which may be more expensive and may result in reduced margins.

If we do not effectively manage our sales channel inventory and product mix, we may incur costs associated with excess inventory, or lose sales from having too few products.

We determine production levels based on our forecasts of demand for our products. Actual demand for our products depends on many factors, which makes it difficult to forecast. We have experienced differences between our actual demand and our forecasted demand in the past and expect differences to arise in the future. If we improperly forecast demand for our products, we could end up with too many products and be unable to sell the excess inventory in a timely manner, if at all, or alternatively, we could end up with too few products and not able to satisfy demand. This problem is exacerbated because we attempt to closely match inventory levels with product demand leaving limited margin for error. If these events occur, we could incur increased expenses associated with writing off excessive or obsolete inventory, lose sales, incur penalties for later delivery, or have to ship products by air freight, a higher cost transportation mode, to meet immediate demand, and suffering a corresponding decline in gross margins.

If we fail to continue to introduce or acquire new products and services that achieve broad market acceptance on a timely basis, we will not be able to compete effectively and we will be unable to increase or maintain net sales and gross margins.

We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop and introduce new products and services that achieve broad market acceptance. Our future success will depend in large part upon our ability to identify demand trends in the consumer, business and service provider markets, and to quickly develop or acquire, and manufacture and sell products and services that satisfy these demands in a cost-effective manner. In order to differentiate our products from our competitors’ products, we must continue to increase our focus and capital investment in research and development, including software development for our products and complementary services and applications. If these products do not continue to maintain or achieve widespread market acceptance, our future growth may be slowed, and our financial results could be harmed. Also, as the mix of our business increasingly includes new products and services that require additional investment, this shift may adversely impact our margins, at least in the near-term. Successfully predicting demand trends is difficult, and it is very difficult to predict the effect that introducing a new product will have on existing product sales. We will also need to respond effectively to new product announcements by our competitors by quickly introducing competitive products.

We have experienced delays and quality issues in releasing new products in the past, which resulted in lower quarterly net sales than expected. In addition, we have experienced, and may in the future experience, product introductions that fall short of our projected rates of market adoption. Internet reviews of our products are increasingly becoming a significant factor in the success of our new product launches. If we are unable to quickly respond to negative reviews, including end user reviews posted on various prominent online retailers, our ability to sell these products will be harmed. Any future delays in product development and introduction, or product introductions that do not meet broad market acceptance, or unsuccessful launches of new product lines could result in:

●	loss of or delay in revenue and loss of market share;

●	negative publicity and damage to our reputation and brand;

●	a decline in the average selling price of our products;

●	adverse reactions in our sales channels, such as reduced shelf space, reduced product visibility, or loss of sales channels; and

●	increased levels of product returns.

Throughout the past few years, we have significantly increased the rate of our new product introductions. If we cannot sustain that pace of product introductions, either through rapid innovation of new products, we may not be able to maintain or increase the market share of our products. In addition, if we are unable to successfully introduce new products with higher gross margins, or if we are unable to improve the margins on our previously introduced and rapidly growing product lines, our net sales and overall gross margin would likely decline.

We depend substantially on our sales channels, and our failure to maintain and expand our sales channels would result in lower sales and reduced net sales.

To maintain and grow our market share, net sales and brand, we must maintain and expand our sales channels. Our sales channels consist of traditional retailers, online retailers, and wholesale distributors. We generally have no minimum purchase commitments or long-term contracts with any of these third parties.

Traditional retailers have limited shelf space and promotional budgets, and competition is intense for these resources. If the networking sector does not experience sufficient growth, retailers may choose to allocate more shelf space to other consumer product sectors. A competitor with more extensive product lines and stronger brand identity may have greater bargaining power with these retailers. Any reduction in available shelf space or increased competition for such shelf space would require us to increase our marketing expenditures simply to maintain current levels of retail shelf space, which would harm our operating margin. Our traditional retail customers have faced increased and significant competition from online retailers. Further, the COVID-19 pandemic has accelerated the shift to a greater percentage of purchases taking place online versus traditional retail customers. If we cannot effectively manage our business amongst our online customers and traditional retail and online retail customers, our business would be harmed. The recent trend in the consolidation of online retailer channels has resulted in intensified competition for preferred product placement, such as product placement on an online retailer’s Internet home page. We compete with established companies that have longer operating histories and longstanding relationships with traditional retailers that we would find highly desirable as sales channel partners.

We must also continuously monitor and evaluate emerging sales channels. If we fail to establish a presence in an important developing sales channel, our business could be harmed.

We depend on large, recurring purchases from certain significant customers, and a loss, cancellation or delay in purchases by these customers could negatively affect our revenue.

The loss of recurring orders from any of our more significant customers could cause our revenue and profitability to suffer. Our ability to attract new customers will depend on a variety of factors, including the cost-effectiveness, reliability, scalability, breadth and depth of our products. In addition, a change in the mix of our customers, or a change in the mix of direct and indirect sales, could adversely affect our net sales and gross margins.

Although our financial performance may depend on large, recurring orders from certain customers and resellers, we do not generally have binding commitments from them. For example:

●	our reseller agreements generally do not require substantial minimum purchases;

●	our customers can stop purchasing and our resellers can stop marketing our products at any time; and

●	our reseller agreements generally are not exclusive.

Further, our revenue may be impacted by significant one-time purchases which are not contemplated to be repeatable. While such purchases are reflected in our financial statements, we do not rely on and do not forecast for continued significant one-time purchases. As a result, lack of repeatable one-time purchases will adversely affect our revenue.

Because our expenses are based on our sales forecasts, a substantial reduction or delay in sales of our products to, or unexpected returns from, customers and resellers, or the loss of any significant customer or reseller, could harm or otherwise have a negative impact to our operating results. Although our largest customers may vary from period to period, we anticipate that our operating results for any given period will continue to depend on large orders from a small number of customers.

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

A substantial amount of our net sales are generated by sales of products sold under our agreements to exclusively license the Motorola brand trademark for use with such products, which expires December 31, 2025. In connection with this opportunity, Minim has an aggressive plan to continue to introduce new Motorola brand products. Our product development plan has and will continue to increase our costs and may result in cost overruns and delays. If our sales of Motorola brand products do not meet our forecasts, this may result in excess inventory and a shortage of cash. In addition, each of the license agreements includes significant minimum quarterly royalty payments due by Minim. If we are unable to sell a sufficient number of Motorola brand products to offset these minimum royalty payments, our net income and cash position will be reduced, and we may continue to experience losses. There are provisions in both license agreements that could cause expiration at an earlier date. If our license agreements with Motorola were to be terminated for any reason, our net sales would be materially adversely affected.

We may require additional funding, which may be difficult to obtain on favorable terms, if at all.

Over the next 12 months we may require additional funding if, for instance, we buy inventory and develop products in anticipation of significant Motorola sales, if our sales are lower than forecast, or if we continue to experience losses. On March 12, 2021, and subsequently amended on November 2, 2021, we entered into a new loan and security agreement with Silicon Valley Bank (“SVB Loan Agreement”), which provides for a revolving facility up to a principal amount of $25.0 million. The availability of borrowings under the SVB Loan Agreement is subject to certain conditions and requirements. It is not certain whether all or part of this line of credit will be available to us in the future; and other sources of financing may not be available to us on a timely basis if at all, or on terms acceptable to us. If we fail to obtain acceptable additional financing when needed, we may not have sufficient resources to fund our normal operations; and this could have a material adverse effect on our business.

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

A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We carried out an evaluation, under the supervision and with the participation of management, of the effectiveness of the design and operation of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2021. Based upon this evaluation, management has identified a deficiency related to adequate independent reviews and maintenance of effective controls related to timely preparation of account summaries and reconciliations in the area of inventory as of December 31, 2021. These internal control failures resulted in material adjustments required to properly state inventory balances as of December 31, 2021.

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

Relatively few customers account for a substantial portion of the Company’s revenues. In 2021, two customers accounted for 10% or greater individually, and 92% in the aggregate of the Company’s total net sales. At December 31, 2021, four customers with an accounts receivable balance of 10% or greater individually accounted for a combined 86% of the Company’s accounts receivable. In 2020, two customers accounted for 10% or greater individually, and 76% in the aggregate of the Company’s total net sales. At December 31, 2020, three customers with an accounts receivable balance of 10% or greater individually accounted for a combined 85% of the Company’s accounts receivable.

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

We obtain certain key parts, components, and equipment from sole or limited sources of supply. In 2021, the Company had one supplier that provided 97% of the Company’s purchased inventory. In 2020, the Company had two suppliers that provided 99% of the Company’s purchased inventory. Also, as examples, the vast majority of our broadband modems use Broadcom chipsets and the vast majority of our dial-up modems use Conexant chipsets. The loss of the products or services of any of our significant suppliers or a material change in their business or their relationship with us could harm our business and operating results. Similar to many companies that use computer chips in their business experienced supply chain issues in sourcing chips due to a chip shortage, we also experienced issues in 2021 resulting from component delays or unavailability of chips. There can be no assurance, however, that we will not experience such issues in the future. We have experienced delays in receiving shipments of essential integrated circuits during other past periods, and we may experience such delays in the future. Moreover, we cannot assure you that a chipset supplier will, in the future, sell chipsets to us in quantities sufficient to meet our needs or that we will purchase the specified dollar amount of products necessary to receive concessions and incentives from a chipset supplier. An interruption in a chipset supplier’s ability to deliver chipsets, a failure of our suppliers to produce chipset enhancements or new chipsets on a timely basis and at competitive prices, a material increase in the price of the chipsets, our failure to purchase a specified dollar amount of products or any other adverse change in our relationship with modem component suppliers could have a material adverse effect on our results of operations. In the past we have experienced long lead-times and significant delays in receiving shipments of modem chipsets from our sole source suppliers. We may experience similar delays in the future. In addition, some products may have other components that are available from only one source. If we are unable to obtain a sufficient supply of components from our current sources, we would experience difficulties in obtaining alternative sources or in altering product designs to use alternative components. Resulting delays or reductions in product shipments could damage relationships with our customers, and our customers could decide to purchase products from our competitors. Inability to meet our customers’ demand or a decision by one or more of our customers to purchase products from our competitors could harm our operating results.

We believe that our future success will depend in large part on our ability to more successfully penetrate the broadband modem markets, which have been challenging markets, with significant barriers to entry.

We believe that our future success depends in large part on our ability to penetrate the broadband modem markets including cable and mobile broadband. These markets have significant barriers to entry. Although some cable, and mobile broadband modems are sold at retail, the high-volume purchasers of these modems are concentrated in a relatively few large cable, telephone and mobile broadband service providers which offer broadband modem services to their customers. These customers, particularly cable and mobile broadband services providers, also have extensive and varied certification processes for modems to be approved for use on their network. Obtaining these certifications is expensive and time consuming, and the certification processes continue to evolve. Successfully penetrating the broadband modem market therefore presents a number of challenges including: the current limited retail market for broadband modems; the relatively small number of cable, telecommunications and Internet service provider customers that make up the bulk of the market for broadband modems in certain countries, including the U.S.; the significant bargaining power of these large volume purchasers; the time consuming, expensive, uncertain and varied certification process of the various cable service providers; the savings, if any, offered to customers who use their own modem instead of one supplied by the service provider; and the strong relationships with cable service providers enjoyed by incumbent cable equipment providers like Arris.

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

Currently, our business is significantly dependent on our operations outside the US, particularly the production of substantially all of our products. For the fiscal year ending December 31, 2021, sales outside North America were only 0.4% of our net sales. However, almost all of our manufacturing operations are now located outside of the U.S.. The inherent risks of international operations could harm our business, results of operation, and liquidity. For instance, our operations in Mexico are subject to the challenges and risks associated with international operations, including those related to integration of operations across different cultures and languages, and economic, legal, political and regulatory risks. In addition, fluctuations in the currency exchange rates have had, and may continue to have, an adverse effect on our financial results. The types of risks faced in connection with international operations include, among others: regulatory and communications requirements and policy changes; currency exchange rate fluctuation, including changes in value of the Vietnamese dong, Chinese renminbi, and Mexican peso relative to the U.S. dollar; cultural differences; reduced control over staff and other difficulties in staffing and managing foreign operations; reduced protection for intellectual property rights in some countries; political and economic changes and disruptions; governmental currency controls; shipping costs; strikes and work slowdowns at ports or other locations in the supply path; and import, export, and tariff regulations. Almost all of our products are built in Vietnam, mainland China or Taiwan, so these products are subject to numerous risks including currency risk and economic, legal, political and regulatory risks. Additionally, the U.S. government has instituted or proposed other changes in trade policies that include the negotiation or termination of trade agreements economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S. and other countries where we conduct our business. It may be time-consuming and expensive for us to alter our business operations in order to adapt to or comply with any such changes. If the U.S. were to withdraw from or materially modify international trade agreements to which it is a party, or if tariffs were imposed or raised on the products sourced from outside the U.S. that we buy, our costs for such products could increase significantly, which in turn could have a material adverse effect on our business, financial condition and results of operations.

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

During 2021, approximately 97.0% of net sales were cable and other broadband modems. These products have experienced long lead-times due to certain component production lead-times of up to 52 weeks and due to manufacturer-related delays, and these long lead times may significantly reduce our potential sales.

We face significant competition, which could result in decreased demand for our products or services leading to reduced margins or loss of market share and revenue.

We compete in a highly competitive market that is rapidly evolving. A number of companies have developed, or are expected to develop, products that compete or will compete with our products. Furthermore, many of our current and potential competitors have significantly greater resources than we do. Many of our existing and potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical, sales, marketing and other resources. These competitors may, among other things, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, obtain more favorable pricing from suppliers and manufacturers, and exert more influence on sales channels than we can. Certain of our significant competitors also serve as key sales and marketing channels for our products, potentially giving these competitors a marketplace advantage based on their knowledge of our business activities and/or their ability to negatively influence our sales opportunities. Intense competition, rapid technological change and evolving industry standards could result in less favorable selling terms to our customers, decrease demand for our products or make our products obsolete. Our operating results and our ability to compete could be adversely affected if we are unable to: successfully and accurately anticipate customer demand; manage our product transitions, inventory levels and manufacturing processes efficiently; distribute or introduce our products quickly in response to customer demand and technological advances; differentiate our products from those of our competitors; or otherwise compete successfully in the markets for our products. If any of our competitors are successful in competing against us, our sales could decline, our margins could be negatively impacted and we could lose market share, any of which could seriously harm our business and results of operations.

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

Changes in currency exchange rates that increase the relative value of the U.S. dollar may make it more difficult for us to compete with foreign manufacturers on price, may reduce our foreign currency denominated sales when expressed in dollars, or may otherwise have a material adverse effect on our sales and operating results. A significant increase in our foreign currency denominated sales would increase our risk associated with foreign currency fluctuations. A weakness in the U.S. dollar relative to the Mexican peso and various Asian currencies, especially the Vietnamese dong and the Chinese renminbi, could increase our product costs. Fluctuations in the currency exchange rates have, and may continue to, adversely affect our operating results.

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

Prior to July 2020, almost all of our products were produced in China and were subject to a tariff on our cost of goods at the time of entry into the U.S. Beginning in July 2020, majority of our products were produced in Vietnam while a small portion of our products continued to be produced in China. The China related tariff is 25%. These tariffs have a significant impact on our cost of inventory and profitability. These tariffs may not be reduced and may even be increased. Although we have significantly reduced tariff costs with the transition to Vietnam production, it is not possible to predict the impact of tariffs in the future, which could have a material adverse impact on our net income and cash position and we may continue to experience losses.

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

Patent litigation matters are complex and time consuming and expose Minim to potentially material obligations. It is impossible to assess the potential cost and senior management distraction associated with patent litigation matters that are currently outstanding or may occur in the future.

We may have difficulty protecting our intellectual property.

Our ability to compete is heavily affected by our ability to protect our intellectual property. We rely primarily on trade secret laws, confidentiality procedures, patents, copyrights, trademarks, and licensing arrangements to protect our intellectual property. The steps we take to protect our technology may be inadequate. Existing trade secret, trademark and copyright laws offer only limited protection. Our patents could be invalidated or circumvented. We have more intellectual property assets in some countries than we do in others. In addition, the laws of some foreign countries in which our products are or may be developed, manufactured or sold may not protect our products or intellectual property rights to the same extent as do the laws of the U.S. This may make the possibility of piracy of our technology and products more likely.

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

States have varying policies regarding when a company has a taxable presence in the state. There are many factors to consider when determining if state nexus exists, including inventory consignment to ordering and fulfillment, physical presence, economic presence, and personnel. We have policies and procedures in place to collect and pay sales tax for Amazon and other ecommerce sales in states where we believe we have nexus and are required to charge sales tax. However, it is possible that we could be negatively impacted by a change in state laws and policies, court decisions, Federal law, or our decisions about where sales tax is owed. In addition, we may incur income tax liability in some states where we have nexus.

Environmental regulations may increase our manufacturing costs and harm our business.

In the past, environmental regulations have increased our manufacturing costs and caused us to modify products. New state, U.S., or other regulations may in the future impact our product costs or restrict our ability to ship certain products into certain regions.

Changes in current or future laws or governmental regulations and industry standards that negatively impact our products, services and technologies could harm our business.

The jurisdiction of the Federal Communications Commission (“FCC”), extends to the entire U.S. communications industry including our customers and their products and services that incorporate our products. Our products are also required to meet the regulatory requirements of other countries throughout the world where our products and services are sold. Obtaining government certifications is time-consuming and costly. In the past, we have encountered delays in the introduction of our products, such as our cable modems, as a result of the need to obtain government certifications. We may face further delays if we are unable to comply with governmental regulations. Delays caused by the time it takes to comply with regulatory requirements may result in cancellations or postponements of product orders or purchases by our customers, which would harm our business.

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

At December 31, 2021, we had approximately $65.0 million in federal NOLs. These deferred tax assets are currently fully reserved. Under Internal Revenue Code Section 382 rules, if a change of ownership is triggered, our ability to use our NOLs can be negatively affected if there is an “ownership change” as defined under Internal Revenue Code Section 382. An ownership change at any time is determined by considering each stockholder with 5% or more ownership, summing the highest percentage change for each of those stockholders over the prior three years, and determining that the sum exceeds 50%. Since ownership changes are measured over three-year periods, it is possible that additional changes of ownership may occur in the future that may limit our utilization of NOL carryforwards.

Risks Related to the Securities Market and Our Common Stock

The market price of our common stock may be volatile and trading volume may be low.

The market price of our common stock could fluctuate significantly for many reasons, including, without limitation: as a result of the risk factors listed herein; actual or anticipated fluctuations in our operating results; regulatory changes that could impact our business; and general economic and industry conditions. Shares of our common stock are quoted on the Nasdaq. The lack of an active market may impair the ability of holders of our common stock to sell their shares of common stock at the time they wish to sell them or at a price that they consider reasonable. The lack of an active market may also reduce the fair market value of the shares of our common stock.

We do not expect to pay any dividends in the foreseeable future.

We do not expect to declare dividends in the foreseeable future. We currently intend to retain cash to support our operations and to finance the growth and development of our business. There can be no assurance that we will have, at any time, sufficient surplus under Delaware law to be able to pay any dividends. In addition, pursuant to our SVB Loan Agreement, we cannot pay any dividends without the prior written consent of Silicon Valley Bank. If we do not pay dividends, the price of our common stock must appreciate for you to receive a gain on your investment in the Company.

Our Chairman and his affiliated entities own a significant percentage of our shares, which will limit your ability to influence corporate matters.

Our Chairman, and his affiliated entities owned approximately 38.6% percent of our outstanding shares of Common Stock as of March 28, 2022. Accordingly, he and his affiliated entities could have an influence over the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including the election of directors, mergers, consolidations and the sale of all or substantially all of our assets and also could prevent or cause a change in control. The interests of the Chairman of the Board and his affiliated entities may differ from the interests of our other stockholders. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

ITEM 1B. – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

In November 2021, we entered into two operating lease agreements extending the leases on our 24,000 square foot production and warehousing facilities in Tijuana, Mexico through November 2023. The Company performs most of the final assembly, testing, packaging, warehousing and distribution at these facilities.

We lease 3,218 square feet of office space located in Canton, Massachusetts under an operating lease agreement. In December 2021, the Company executed an amendment to extend the lease to May 2024.

We also lease our principal executive offices in Manchester, New Hampshire, from a related party (refer to Note 13 in the Notes to the Consolidated Financial Statements), which totals approximately 2,656 square feet. The lease expires in July 2022, with an automatic renewal clause unless terminated under the lease agreement.

We believe that these facilities are suitable and sufficient to meet our current and anticipated needs in the near term and that additional space can be obtained on commercially reasonable terms as needed.

ITEM 3 – LEGAL PROCEEDINGS

From time to time, the Company and its subsidiaries are subject to lawsuits, arbitrations, claims, and other legal proceedings arising in the ordinary course of business. Such legal actions may include claims for substantial or unspecified compensatory and/or punitive damages. Absolute assurance cannot be given that such actions will be resolved without costly litigation in a manner that is not adverse to our financial position, results of operations or cash flows. We are not currently a party to any material pending legal proceedings.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently traded on the Nasdaq under the symbol “MINM”. The closing price of our common stock on Nasdaq was $0.85 per share on March 28, 2022. As of March 28, 2022, there were 46,065,817 shares of our common stock outstanding and 132 holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our capital stock and do not plan to pay any cash dividends in the foreseeable future. Our current policy is to retain all of our earnings to finance future growth. In addition, pursuant to the SVB Loan Agreement, which was executed on March 12, 2021, as amended on November 1, 2021, we cannot pay any dividends without SVB’s prior written consent.

Repurchases by the Company

During the fiscal year ended December 31, 2021, we did not repurchase any shares of our common stock.

Equity Compensation Plan Information

Information required by this part is hereby incorporated by reference from our definitive proxy statement for our 2022 annual meeting of stockholders which will be filed with the SEC within 120 days after the close of our fiscal year.

ITEM 6 – SELECTED FINANCIAL DATA

[Reserved].

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included in this Annual Report on Form 10-K. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties including those discussed under Part I, Item 1A, “Risk Factors.” These risks and uncertainties may cause actual results to differ materially from those discussed in the forward-looking statements.

Overview

We deliver a comprehensive WiFi as a Service platform to make everyone’s connected home safe and supportive for life and work. We believe the home router must go the way of the mobile phone. Today’s routers are simple, single-purpose devices that rarely receive firmware updates and have underdeveloped management applications, making them the #1 target in residential cybersecurity attacks. It can be so much more. The router must offer frequent security updates, helpful apps, extensive personalization options and a delightful interface. That is what Minim delivers— not just the router or just an app, but WiFi as a Service. Technically, it’s composed of an intelligent router managed by a smart operating system that leverages cloud computing and AI to analyze and optimize the smart home, combined with intuitive applications to engage with it.

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

Generally, our gross margin for a given product depends on a number of factors, including the type of customer to whom we are selling. The gross margin for products sold to retailers tends to be higher than for some of our other customers; but the sales, support, returns, and overhead costs associated with products sold to retailers also tend to be higher. Minim’s sales to certain countries are currently handled by a single master distributor for each country that handles the support and marketing costs within the country. Gross margin for sales to these master distributors tends to be low, since lower pricing to these distributors helps them to cover the support and marketing costs for their country.

Our cash and cash equivalents balance on December 31, 2021 was $12.6 million compared to $772 thousand on December 31, 2020. On December 31, 2021, we had $5.1 million of outstanding borrowings on our asset-based credit line with availability of $445 thousand and working capital of $27.8 million.

In August 2021, we completed a public offering raise of $22.7 million and issued an aggregate of 10,000,000 shares at a purchase price of $2.50 per share. Other major changes in cash and cash equivalents during fiscal 2021 was a decrease of approximately $4.3 million in accounts receivable, an increase of $16.1 million in inventories, an increase of $862 thousand in accounts payable and a decrease of $2.3 million in accrued expenses. In fiscal 2021, the Company also had a net loss of $3.6 million, which contributed to a decrease in cash and cash equivalents.

The Company’s ability to maintain adequate levels of liquidity depends in part on our ability to sell inventory on hand, increasing SaaS sales, and collect related receivables.

Prior to July 2020, almost all of our products were produced in China and were subject to a tariff on our cost of goods at the time of entry into the U.S. Beginning in July 2020, a majority of our products were produced in Vietnam while a small portion of our products continued to be produced in China. The China related tariff is 25%. These tariffs have a significant impact on our cost of inventory and profitability. These tariffs may not be reduced and may even be increased. Although we have significantly reduced tariff costs with the transition to Vietnam production, it is not possible to predict the impact of tariffs in the future, which could have a material adverse impact on our net income and cash position and we may continue to experience losses.

Although the Company has recently experienced losses, it has continued to experience sales growth. We have experienced six consecutive years with double-digit sales growth. In the years ended December 31, 2021 and 2020, we generated net sales of $55.4 million and $48.0 million, respectively.

COVID-19 Pandemic

We are subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict, particularly as variants of the coronavirus continue to spread around the world. In March 2020, we instituted office closures, travel restrictions and a work-from-anywhere policy for substantially all our employees due to shelter-in-place mandates. In June 2021, we opened our U.S. offices to employees, who choose to work in the office, and we lifted certain travel restrictions. The COVID-19 pandemic has had a prolonged impact on our supply chain operations due to restrictions, reduced capacity, and limited availability from suppliers on whom we rely for sourcing components and materials and from third-party partners on whom we rely for manufacturing, warehousing and logistics services. Although demand for our products has increased relative to pre-pandemic levels as consumers and businesses seek flexible networking solution for their day-to-day needs, customers’ purchasing decisions over the long-term may be impacted by the pandemic and its impact on the economy, which could in turn impact our revenue and results of operations. Furthermore, our supply chain continues to face constraints primarily due to challenges in sourcing components and materials and managing global logistics and transport services for our products due to shortages and delays. The prolonged impact of COVID-19 could exacerbate these constraints or cause further supply chain disruptions. In 2021, we experienced increases in costs of materials and components for our products. We expect these costs to remain elevated for the foreseeable future.

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

Revenue Recognition. We primarily sell hardware products to computer peripherals retailers, computer product distributors, OEMs, and direct to consumers and other channel partners via the Internet. The hardware products include cable modems and gateways, mobile broadband modems, wireless routers, MoCA adapters and mesh home networking devices. We also sell the Minim subscription service that enables and secures a better connected home using the Minim AI-driven smart home WiFi management and security platform.

The SaaS is offered over a defined contract period, generally one year, and are sold to ISPs, who then promote the services to their subscribers. These services are available as an on-demand application over the defined term. The agreements include service offerings, which deliver applications and technologies via cloud-based deployment models that we develop functionality for, provide unspecified updates and enhancements for, and host, manage, provide upgrades and support for the customers’ access by entering into solution agreements for a stated period. The monthly fees charged to the customers are based on the number of subscribers utilizing the services each month, and the revenue recognized generally corresponds to the monthly billing amounts as the services are delivered. Customers do not have the contractual right or ability to take possession of the hosted software.

We consider each product and each service contract to be a distinct performance obligation. Revenue is recognized when a performance obligation is satisfied, which occurs when control of the promised products or services is transferred to the customer in an amount that reflects the consideration we expect to receive in exchange for those products or services. Revenue from product sales is recognized at a point in time when management has determined that control has transferred to the customer, which is generally when legal title has transferred to the customer. Revenue from SaaS contracts is recognized as the output of the service is transferred to the customer over time, typically evenly over the contract term. Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities.

Our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Judgment is also required to determine the stand-alone selling price (“SSP”) for each distinct performance obligation. We use an observable price to estimate SSP for items that are sold separately. In instances where SSP is not directly observable, such as when we do not sell the product or service separately, we determine the SSP using information that may include market conditions and other observable inputs.

Product Returns. Products are returned by retail stores and distributors for inventory balancing, contractual stock rotation privileges, and warranty repair or replacements. Analyses of actual returned product are compared to analyses of the product return estimates. We have concluded that the current process of estimating the return reserve represents a fair measure with which to adjust revenue. Returned goods are variable and under ASC Topic 606, Revenue from Contracts with Customers, are estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g., upon shipment of goods). Under ASC Topic 606, the Company monitors pending authorized returns of goods and, if deemed appropriate, record the right of return asset accordingly.

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

Valuation of Deferred Tax Assets. As part of the process of preparing our financial statements, we estimate our income tax expense and deferred income tax position. This process involves the estimation of our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not likely, we establish a valuation allowance. Changes in the valuation allowance are reflected in the statement of operations.

Significant management judgment is required in determining our provision for income taxes and any valuation allowances. We have recorded a 100% valuation allowance against our deferred income tax assets. It is management’s estimate that, after considering all available objective evidence, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized. If we establish a record of continuing profitability, at some point we will be required to reduce the valuation allowance and recognize an equal income tax benefit which will increase net income in that period(s).

Results of Operations

The following table sets forth certain financial data derived from our consolidated statements of operations for the years ended December 31, 2021 and 2020 presented in absolute dollars and as a percentage of net sales, with dollars and percentage change year over year.

	Years ended December 31,				Change
	2021		2020		$	%
Net sales	$55,422,526	100.0%	$47,988,549	100.0%	$7,433,977	15.5%
Cost of goods sold	37,892,947	68.4	34,382,314	71.6	3,510,633	10.2
Gross profit	17,529,579	31.6	13,606,235	28.4	3,923,344	28.8
Operating expenses:
Selling and marketing	13,747,959	24.8	9,154,685	19.1	4,593,274	50.2
General and administrative	4,889,702	8.8	5,443,529	11.3	(553,827)	(10.2)
Research and development	6,164,362	11.1	3,828,223	8.0	2,336,139	61.0
Sale of Trademark, net	(3,955,626)	(7.1)	—	—	(3,955,626)	NA
Total operating expenses	20,846,397	37.6	18,426,437	38.4	2,419,960	13.1

Operating loss	(3,316,818)	(6.0)	(4,820,202)	(10.0)	1,503,384	(31.2)

Total other income (expense)	(206,149)	(0.4)	988,503	2.1	(1,194,652)	(120.9)

Loss before income taxes	(3,522,967)	(6.4)	(3,831,699)	(7.9)	308,732	(8.1)

Income tax provision	63,773	0.1	26,716	0.1	37,057	138.7

Net loss	$(3,586,740)	(6.5)%	$(3,858,415)	(8.0)%	$271,675	(7.0)%

Comparison of Fiscal Years 2021 and 2020

The following table sets forth our revenues by product and the changes in revenues for fiscal year ended December 31, 2021, as compared to fiscal year ended December 31, 2020:

	Years ended December 31,
	2021	2020	Change $	Change %

Cable Modems & gateways	$53,751,499	$44,473,601	$9,277,898	20.9%
Other networking products	1,145,670	3,514,948	(2,369,278)	(67.4)
Software as a Service	525,357	—	525,357	NA
Total	$55,422,526	$47,988,549	$7,433,977	15.5%

The following table sets forth our revenues by geographic area and the changes in revenues for fiscal year ended December 31, 2021, as compared to fiscal year ended December 31, 2020:

	Years ended December 31,
	2021	2020	Change $	Change %

North America	$55,190,373	$47,116,632	$8,073,741	17.1%
Outside North America	232,153	871,917	(639,764)	(73.4)
Total	$55,422,526	$47,988,549	$7,433,977	15.5%

(1)	Revenues are attributed to geographies based on the location of the customer.

Net Sales

Our total net sales increased year-over-year by $7.4 million or 15.5%. The growth in net sales is directly attributable to increased sales of Motorola branded cable modems and gateways, including intelligent networking products that include the Minim software. In both 2021 and 2020, we primarily generated our sales by selling cable modems and gateways. Sales related to SaaS offerings were $525 thousand and $0 in the years ended December 31, 2021 and 2020, respectively. The decrease in other category of $2.4 million in 2021 compared to 2020 is primarily due to a reduction in DSL products and a refocus on new products with growth potential outside North America as well as within new product introductions. Generally, our lower sales outside North America reflect the fact that cable modems are sold successfully through retailers in the U.S. but not in most countries outside the U.S., due primarily to variations in government regulations.

Cost of Goods Sold and Gross Margin

Cost of goods sold consists primarily of the following: the cost of finished products from our third-party manufacturers; overhead costs, including purchasing, product planning, inventory control, warehousing and distribution logistics; third-party software licensing fees; inbound freight; import duties/tariffs; warranty costs associated with returned goods; write-downs for excess and obsolete inventory; amortization of certain acquired intangibles and software development costs; and costs attributable to the provision of service offerings.

The increase in gross profit was attributable to sales growth of Motorola branded cable modems and gateways. We outsource our manufacturing, warehousing and distribution logistics. We believe this outsourcing strategy allows us to better manage our product costs and gross margin. Our gross margin can be affected by a number of factors, including fluctuation in foreign exchange rates, sales returns, changes in average selling prices, end-user customer rebates and other channel sales incentives, changes in our cost of goods sold due to fluctuations and increases in prices paid for components, overhead costs, inbound freight and duty/tariffs, conversion costs, and charges for excess or obsolete inventory.

The following table presents net sales and gross margin, for the periods indicated:

	Years ended December 31,
	2021	2020	$ Change	% Change
Net sales	$55,422,526	$47,988,549	$7,433,977	15.5%
Gross margin	31.6%	28.4%

Gross profit and gross margin increased in fiscal 2021 compared to the prior fiscal year, primarily due to higher net sales and reductions in tariffs and air freight expense of approximately $4.2 million.

We expect fiscal 2022 gross margin to be subject to similar variabilities experienced in fiscal 2021. In 2021, we experienced meaningful increase in costs for sea freight transportation as well as costs of materials and components for our products. We expect these costs to remain elevated for the foreseeable future. We continue to experience disruptions from the pandemic, with manufacturing partners being affected by factory uptime, scarcity of materials and components and limited capacity to transport cargo via sea and air. These disruptions have increased the length of time taken between order to production and transportation of inventory. If such disruptions become more widespread, they could significantly affect our ability to fulfill the demand for our products. Forecasting gross margin percentages is difficult, and there are several risks related to our ability to maintain or improve our current gross margin levels. Our cost of goods sold as a percentage of net sales can vary significantly based upon factors such as: uncertainties surrounding revenue volumes, including future pricing and/or potential discounts as a result of the economy, competition, the timing of sales, and related production level variances; import customs duties and imposed tariffs; changes in technology; changes in product mix; expenses associated with writing off excessive or obsolete inventory; fluctuations in freight costs; manufacturing and purchase price variances; and changes in prices on commodity components.

Selling and Marketing

Selling and marketing expenses consist primarily of advertising, trade shows, corporate communications and other marketing expenses, product marketing expenses, outbound freight costs, amortization of certain intangibles, personnel expenses for sales and marketing staff, technical support expenses, and facility allocations. The following table presents sales and marketing expenses, for the periods indicated:

	Years ended December 31,
	2021	2020	$ Change	% Change
Selling and marketing	$13,747,959	$9,154,685	$4,593,274	50.2%

Sales and marketing expenses increased in fiscal 2021, as compared to the prior year, primarily due to an increase in Motorola royalty fees of $1.2 million, personnel expenses of $2.0 million and marketing program campaigns of $1.4 million.

We expect our selling and marketing expenses as a percentage of net sales in fiscal 2022 to be similar to fiscal 2021 levels. Expenses may fluctuate depending on sales levels achieved as certain expenses, such as commissions, are determined based upon the net sales achieved. Forecasting selling and marketing expenses is highly dependent on expected net sales levels and could vary significantly depending on actual net sales achieved in any given quarter. Marketing expenses may also fluctuate depending upon the timing, extent and nature of marketing programs.

General and Administrative

General and administrative expenses consist of salaries and related expenses for executives, finance and accounting, human resources, information technology, professional fees, including legal costs associated with defending claims against us, allowance for doubtful accounts, facility allocations, and other general corporate expenses. The following table presents general and administrative expenses, for the periods indicated:

	Years ended December 31,
	2021	2020	$ Change	% Change
General and administrative	$4,889,702	$5,443,529	$(553,827)	(10.2)%

General and administrative expenses decreased $0.6 million primarily due to a $0.9 million reduction in professional services, of which $1.6 million was attributable to the professional services related to the merger with Zoom Connectivity incurred in 2020, and a $0.4 million reduction in personnel expenses, partially offset by $0.4 million in legal settlements, and an increase of $0.2 million in provisions for bad debt.

Future general and administrative expense increases or decreases in absolute dollars are difficult to predict due to the lack of visibility of certain costs, including legal costs associated with defending claims against us, and other factors.

Research and Development

Research and development expenses consist primarily of personnel expenses, payments to suppliers for design services, safety and regulatory testing, product certification expenditures to qualify our products for sale into specific markets, prototypes, IT, and other consulting fees. Research and development expenses are recognized as they are incurred. Our research and development organization is focused on enhancing our ability to introduce innovative and easy-to-use products and services. The following table presents research and development expenses, for the periods indicated:

	Years ended December 31,
	2021	2020	$ Change	% Change
Research and development	$6,164,362	$3,828,223	$2,336,139	61.0%

The increase of $2.3 million was primarily due to personnel expenses of $1.5 million and increased contract labor, professional fees, product testing, certification and software development costs of $0.8 million.

We believe that innovation and technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies, products and services. We continue to invest in research and development to expand our hardware product offerings focused on premium WiFi 6E, WiFi 6, and software solutions. We expect research and development expenses as a percentage of net sales in fiscal 2022 to be in line with or slightly above fiscal 2021 levels. Research and development expenses may fluctuate depending on the timing and number of development activities and could vary significantly as a percentage of net sales, depending on actual net sales achieved in any given year.

Trademark sale. On August 12, 2021, the Company entered into an agreement with Zoom Video Communications, Inc. to sell all of the Company’s right, title and interest in the ZOOM® trademark for cash consideration in the amount of $4.0 million, net of legal costs incurred of $44 thousand. The Company did not have a carrying basis in the trademark that was subject to the agreement and recorded income of approximately $4.0 million, which is recorded in income from continuing operations pursuant to ASC 360-10, Impairment or Disposal of Long-Lived Assets.

Other Income (Expense)

	Years ended December 31,
	2021	2020	$ Change	% Change
Other income (expense)	$(206,149)	$988,503	$(1,194,652)	NA

Other income (expense), net was an expense of $206 thousand in fiscal 2021 and income of $1.0 million in fiscal 2020, primarily due to a $1.1 million forgiveness in 2020 on loans received under the Paycheck Protection Plan of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). Of the $1.1 million forgiveness, $545 thousand related to loan proceeds received by Zoom Connectivity prior to the Zoom Connectivity merger but forgiven after the Zoom Connectivity merger. Refer to Note 4 of the Consolidated Financial Statements.

Income Tax Expense (Benefit). We recorded minimum state income tax for a few states and tax related to our operations in Mexico, which was $64 thousand and $27 thousand in fiscal 2021 and fiscal 2020, respectively.

	Years ended December 31,
	2021	2020	$ Change	% Change
Income taxes	$63,773	$26,716	$37,057	58.1%

Unaudited Pro Forma Information

The following unaudited pro forma financial information summarizes the combined results of operations for the Company and Zoom Connectivity, Inc. as if the merger of Zoom Connectivity, Inc. had been completed on January 1, 2020. The pro forma results have been prepared for comparative purposes only, and do not necessarily represent what the net sales or results of operations would have been had the merger been completed on January 1, 2020. In addition, these results are not intended to be a projection of future operating results. The unaudited pro forma information includes adjustments to eliminate intercompany transactions and align accounting policies. The pro forma results for the year ended December 31, 2020 also includes the non-recurring transaction costs totaling $1.6 million.

Year Ended December 31, 2020

Pro forma revenue	$48,426,339
Pro forma net loss	$(6,582,873)
Pro forma net loss per share, basic and diluted	$(0.20)

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents and borrowings under our SVB line-of-credit. As of December 31, 2021, we had cash and cash equivalents of $12.6 million as compared to $772 thousand on December 31, 2020. On December 31, 2021, we had $5.1 million of borrowings outstanding and $445 thousand available on our $25.0 million SVB line-of-credit and working capital of $27.8 million. We have funded our operations and investing activities primarily through borrowings on our line of credit, the sale of assets and the sale of our common stock.

Our historical cash outflows have primarily been associated with: (1) cash used for operating activities such as the purchase and growth of inventory, expansion of our sales and marketing and research and development infrastructure and other working capital needs; (2) expenditures related to increasing our manufacturing capacity and improving our manufacturing efficiency; (3) capital expenditures related to the acquisition of equipment; (4) cash used to repay our debt obligations and related interest expense; and (5) cash used for acquisitions. Fluctuations in our working capital due to timing differences of our cash receipts and cash disbursements also impact our cash inflows and outflows.

On August 12, 2021, we entered into an agreement with Zoom Video Communications, Inc. to sell, and sold, all of our rights, title and interest in the ZOOM® trademark for cash consideration in the amount of $4.0 million, net of legal costs incurred of $44 thousand.

On August 2, 2021, we completed a public offering of 10 million shares of our common stock for $22.7 million in net proceeds after deducting underwriter’s discounts and commissions and other offering expenses.

Cash Flows

The following table presents our cash flows for the periods presented:

	Years ended December 31,
	2021	2020
Cash used in operating activities	$(14,272,267)	$(7,093,874)
Cash used in investing activities	(681,828)	(578,089)
Cash provided by financing activities	26,452,783	7,876,827
Net increase in cash and cash equivalents	$11,498,688	$204,864

Cash Flows from Operating Activities.

Cash used in operating activities of $14.3 million for 2021 reflected our net loss of $3.6 million, adjusted for non-cash expenses, consisting primarily of $1.0 million of depreciation and amortization and $1.0 million of stock-based compensation expense. Uses of cash include an increase in inventories ($16.1 million) and a decrease in accrued expenses ($2.3 million). Sources of cash included a decrease of accounts receivable of $4.3 million and increases in accounts payable of $862 thousand and deferred revenue of $662 thousand.

Cash used in operating activities of $7.1 million for 2020 reflected our net loss of $3.9 million, adjusted for non-cash expenses, consisting primarily of loan forgiveness of $1.1 million. Uses of cash included an increase in accounts receivable of $5.0 million due to increased sales and increased inventories of $8.9 million. Sources of cash include increases in accounts payable of $6.7 million and accrued expenses of $4.7 million.

Cash Flows from Investing Activities. In 2021, $593 thousand was used to purchase equipment and $89 thousand was used for certification costs.

In 2020, cash acquired in merger was a source of cash of $502 thousand. Cash was used for certification costs ($461 thousand), capitalized software costs ($317 thousand), and the purchase of equipment ($303 thousand).

Cash Flows from Financing Activities. Cash provided by financing activities in 2021 consisted of a source of cash of $22.7 million from a public offering, $5.2 million from borrowings under our SVB line-of-credit, and $1.2 million in proceeds from the exercises of common stock options. Uses of cash include the repayment of the Rosenthal & Rosenthal, Inc. line-of-credit of $2.4 million.

Cash provided by financing activities in 2020 consisted primarily of net proceeds from a private placement offering of $3.2 million, $2.4 million in borrowings under our line-of-credit with Rosenthal & Rosenthal, Inc., and $1.2 million from stock option exercises.

Future Liquidity Needs

Our primary short-term needs for capital, which are subject to change, include expenditures related to:

●	the acquisition of equipment and other fixed assets for use in our current and future manufacturing and research and development facilities;

●	upgrades to our information technology infrastructure to enhance our capabilities and improve overall productivity;

●	support of our commercialization efforts related to our current and future products, including expansion of our direct sales force and field support resources;

●	the continued advancement of research and development activities.

Our capital expenditures are largely discretionary and within our control. We expect that our product sales and the resulting operating loss as well as the status of each of our product development programs, will significantly impact our cash management decisions.

At December 31, 2021, we believe our current cash and cash equivalents will be sufficient to fund working capital requirements, capital expenditures and operations during the next twelve months. We intend to retain any future earnings to support operations and to finance the growth and development of our business, and we do not anticipate paying any dividends in the foreseeable future.

Our future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of any future operating losses, the level and timing of future sales and expenditures, the results and scope of ongoing research and product development programs, working capital required to support our sales growth, funds required to service our debt, the receipt of and time required to obtain regulatory clearances and approvals, our sales and marketing programs, our need for infrastructure to support our sales growth, the continuing acceptance of our products in the marketplace, competing technologies and changes in the market and regulatory environment and cash that may be required to settle our foreign currency hedges.

Our ability to fund our longer-term cash needs is subject to various risks, many of which are beyond our control—See “Risk Factors—We may require significant additional capital to pursue our growth strategy, and our failure to raise capital when needed could prevent us from executing our growth strategy.” Should we require additional funding, such as additional capital investments, we may need to raise the required additional funds through bank borrowings or public or private sales of debt or equity securities. We cannot assure that such funding will be available in needed quantities or on terms favorable to us, if at all.

At December 31, 2021, we have Federal and state net operating loss carry forwards of approximately $65.0 million and $22.1 million, respectively, available to reduce future taxable income. A valuation allowance has been established for the full amount of deferred income tax assets as management has concluded that it is more-likely than-not that the benefits from such assets will not be realized.

Contractual Obligations

For a description of our bank credit line, refer to Note 8 and for a description of our operating leases, license agreement and purchase commitments, refer to Note 9 in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

ITEM 8 – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Minim, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Minim, Inc. and subsidiaries (the Company) as of December 31, 2021, the related consolidated statements of operations, stockholders’ equity and cash flows, for the year then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition

As described in Note 2 to the financial statements, the Company recognizes revenue when a customer obtains control of promised goods and services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods and services. The Company offers customers the ability to purchase their hardware products along with Software-as-a-Service (“SaaS”) offerings as a bundled arrangement. The Company must determine which promises are distinct performance obligations and allocate the revenue to each performance obligation that is considered distinct based upon their relative stand-alone selling price. Revenue allocated to the hardware is typically recognized at a point in time upon delivery and revenue allocated to the SaaS is recognized over the estimated life of the customer, provided all other revenue recognition criteria are met.

We identified the identification of distinct performance obligations and the allocation of arrangement consideration as a critical audit matter because of the significant judgments made by the Company in determining revenue recognition. Auditing management’s judgments regarding the identification of performance obligations and the allocation of arrangement consideration involved a high degree of auditor judgment and increased effort.

Our audit procedures related to the identification of distinct performance obligations and the allocation of arrangement consideration included the following, among others:

●	We evaluated management’s significant accounting policies related to these customer arrangements for reasonableness.
●	We selected a sample of customer agreements and performed the following procedures:

-	Obtained and read contract source documents for each selection, including master agreements, and certain other documents which were part of the agreement
-	Tested management’s identification and treatment of contract terms
-	Tested management’s underlying assumptions and conclusions regarding the stand-alone selling price for each performance obligation
-	Assessed the terms in the customer agreement and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions
-	Tested the mathematical accuracy of management’s calculations of revenue and the associated pattern of revenue recognized in the financial statements.

●	Evaluated management’s estimate of stand-alone selling price related to product offerings that are not sold separately for reasonableness and tested the completeness and accuracy of the data used in determining the stand-alone selling price.

/s/ RSM US LLP

RSM US LLP

We have served as the Company’s auditor since 2021.
Boston, MA
March 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Zoom Telephonics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Zoom Telephonics, Inc. (the “Company”) as of December 31, 2020, the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Marcum LLP

We have served as the Company’s auditor since 2009 (such date takes into account the acquisition of a portion of UHY LLP by Marcum LLP in April 2010) to 2021.

Portland, ME April 13, 2021

MINIM, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2021 and 2020

	2021	2020

ASSETS
Current assets
Cash and cash equivalents	$12,570,445	$771,757
Restricted cash	500,000	800,000
Accounts receivable, net of allowance for doubtful accounts of $236,819 and $173,603 as of December 31, 2021 and, 2020, respectively	4,880,663	9,203,334
Inventories, net	32,503,214	16,504,840
Prepaid expenses and other current assets	587,885	399,119
Total current assets	51,042,207	27,679,050

Equipment, net	762,818	455,066
Operating lease right-of-use assets	241,626	86,948
Goodwill	58,872	58,872
Intangible assets, net	262,698	388,629
Other assets	544,738	942,404
Total assets	$52,912,959	$29,610,969

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank credit line	$5,065,074	$2,442,246
Accounts payable	12,458,246	11,744,834
Current maturities of government loan	34,237	65,225
Current maturities of operating lease liabilities	143,486	65,651
Accrued expenses	5,279,917	7,465,063
Deferred revenue, current	291,296	—
Total current liabilities	23,272,256	21,783,019

Long term government loan, less current maturities	—	15,245
Operating lease liabilities, less current maturities	98,811	22,235
Deferred revenue, noncurrent	443,452	—
Total Liabilities	23,814,519	21,820,499

Commitments and Contingencies (Note 9)

Stockholders’ equity
Preferred Stock, Authorized: 2,000,000 shares at $0.01 par value; 0 shares issued and outstanding	—	—
Common Stock: Authorized: 60,000,000 shares and 40,000,000 shares at December 31, 2021 and 2020, respectively, at $0.01 par value; issued and outstanding: 45,885,043 shares and 35,074,922 shares at December 31, 2021 and 2020, respectively	458,850	350,749
Additional paid-in capital	89,313,273	64,526,664
Accumulated deficit	(60,673,683)	(57,086,943)
Total stockholders’ equity	29,098,440	7,790,470
Total liabilities and stockholders’ equity	$52,912,959	$29,610,969

The accompanying notes are an integral part of these consolidated financial statements.

MINIM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2021 and 2020

	2021	2020

Net sales	$55,422,526	$47,988,549
Cost of goods sold	37,892,947	34,382,314
Gross profit	17,529,579	13,606,235

Operating expenses:
Selling and marketing	13,747,959	9,154,685
General and administrative	4,889,702	5,443,529
Research and development	6,164,362	3,828,223
Sale of Trademark, net	(3,955,626)	—
Total operating expenses	20,846,397	18,426,437
Operating loss	(3,316,818)	(4,820,202)

Other income (expense):
Interest income	44,169	1,081
Interest expense	(270,407)	(48,552)
Gain on forgiveness of debt (Note 8)	20,000	1,057,330
Other, net	89	(21,356)
Total other income (expense)	(206,149)	988,503

Loss before income taxes	(3,522,967)	(3,831,699)

Income tax provision	63,773	26,716

Net loss	$(3,586,740)	$(3,858,415)

Basic and diluted net loss per share	$(0.09)	$(0.15)

Weighted average common and common equivalent shares:
Basic and diluted	39,761,121	25,300,976

The accompanying notes are an integral part of these consolidated financial statements.

MINIM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2021 and 2020

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2019	20,929,928	$209,299	$46,496,330	$(40,596,638)	$6,108,991

Net loss	—	—	—	(3,858,415)	(3,858,415)
Private investment offering, net of issuance costs of $237,030	2,237,103	22,371	3,140,999	—	3,163,370
Shares issued in Zoom Connectivity Merger	10,784,534	107,845	12,786,662	(12,631,890)	262,617
Repayment of non-recourse promissory notes from Zoom Connectivity option holders (Note 4)	—	—	320,290	—	320,290
Repurchase of Zoom Connectivity common stock (Note 4)	—	—	(14,860)	—	(14,860)
Stock option exercises	1,123,357	11,234	1,160,387	—	1,171,621
Stock-based compensation	—	—	440,856	—	440,856
Profit disgorgement	—	—	196,000	—	196,000
Balance at December 31, 2020	35,074,922	350,749	64,526,664	(57,086,943)	7,790,470

Net loss	—	—	—	(3,586,740)	(3,586,740)
Stock option exercises	810,121	8,101	1,159,623	—	1,167,724
Public offering equity, net of issuance costs	10,000,000	100,000	22,630,049	—	22,730,049
Stock-based compensation	—	—	996,937	—	996,937
Balance at December 31, 2021	45,885,043	$458,850	$89,313,273	$(60,673,683)	$29,098,440

The accompanying notes are an integral part of these consolidated financial statements.

MINIM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2021 and 2020

	2021	2020
Cash flows used in operating activities:
Net loss	$(3,586,740)	$(3,858,415)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	957,490	235,771
Amortization of right-of-use assets	145,143	136,404
Amortization of debt issuance costs	41,586	—
Amortization of sales contract costs	32,343	—
Stock-based compensation	996,937	440,856
Provision for (recovery of) accounts receivable allowances	63,217	(102,631)
Provision for inventory reserves	118,927	—
Non-cash loan forgiveness	(20,000)	(1,057,330)
Changes in operating assets and liabilities:
Accounts receivable	4,259,454	(4,969,826)
Inventories	(16,117,300)	(8,871,803)
Prepaid expenses and other current assets	(188,766)	(129,381)
Other assets	(92,161)	(142,017)
Accounts payable	862,453	6,673,914
Accrued expenses	(2,261,266)	4,686,050
Deferred revenue	661,826	—
Operating lease liabilities	(145,410)	(135,466)
Net cash used in operating activities	(14,272,267)	(7,093,874)

Cash flows from investing activities:
Cash acquired from merger (Note 4)	—	501,845
Purchases of equipment	(593,120)	(302,519)
Certification costs incurred and capitalized	(88,708)	(460,577)
Capitalized software costs	—	(316,838)
Net cash used in investing activities	(681,828)	(578,089)

Cash flows from financing activities:
Net proceeds from the SVB bank credit line	5,166,289	—
Proceeds (repayment) of the Rosenthal bank credit line	(2,442,246)	2,442,246
Costs associated with bank credit line	(142,801)	—
Proceeds from (repayment of) government loan	(26,232)	583,300
Proceeds from private placement offering, net of offering costs	—	3,163,370
Proceeds from public offering, net of offering costs	22,730,049	—
Proceeds from stock option exercises	1,167,724	1,171,621
Proceeds from profit disgorgement	—	196,000
Proceeds from non-recourse promissory notes issued by Zoom Connectivity option holders (Note 4)	—	320,290
Net cash provided by financing activities	26,452,783	7,876,827

Net change in cash, cash equivalents, and restricted cash	11,498,688	204,864

Cash, cash equivalents, and restricted cash - Beginning	1,571,757	1,366,893

Cash, cash equivalents, and restricted cash - Ending	$13,070,445	$1,571,757

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$270,407	$48,473
Income taxes	$63,773	$26,716
Non-cash financing activities:
Net share settlement from non-recourse promissory notes issued by Zoom Connectivity option holders (Note 4)	$—	$230,332
Repurchase of Zoom Connectivity common stock (Note 4)	$—	$(14,860)
Cash is reported on the consolidated statements of cash flows as follows:
Cash and cash equivalents	$12,570,445	$771,757
Restricted cash	500,000	800,000
Total cash, cash equivalents, and restricted cash	$13,070,445	$1,571,757

The accompanying notes are an integral part of these consolidated financial statements.

MINIM, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

(1) NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Minim, Inc., formerly known as Zoom Telephonics, Inc., and its wholly owned subsidiaries, Zoom Connectivity, Inc., MTRLC LLC, and Minim Asia Private Limited, are herein collectively referred to as “Minim” or the “Company”. The Company delivers intelligent networking products that reliably and securely connect homes and offices around the world. We are the exclusive global license holder to the Motorola brand for home networking hardware. The Company designs and manufactures products including cable modems, cable modem/routers, mobile broadband modems, wireless routers, Multimedia over Coax (“MoCA”) adapters and mesh home networking devices. Our AI-driven cloud software platform and applications make network management and security simple for home and business users, as well as the service providers that assist them— leading to higher customer satisfaction and decreased support burden.

On June 3, 2021, Zoom Connectivity, Inc. filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Certificate of Incorporation to change its legal corporate name from “Minim, Inc.” to “Zoom Connectivity, Inc.”, effective as of June 3, 2021. Subsequently on June 3, 2021, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Certificate of Incorporation to change its legal corporate name from “Zoom Telephonics, Inc.” to “Minim, Inc.”, effective as of June 3, 2021.

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

Immediately prior to closing of the Merger Agreement, the majority stockholder of the Company was also the majority stockholder of Zoom Connectivity. As a result of the common ownership upon closing of the transaction, the merger was considered a common-control transaction and was outside the scope of the business combination guidance in ASC 805-50. The entities are deemed to be under common control as of October 9, 2020, which was the date that the majority stockholder acquired control of the Company and, therefore, held control over both companies. The consolidated financial statements incorporate Zoom Connectivity’s financial results and financial information for the period beginning October 9, 2020, and the comparative information of the prior period does not include the financial results of Zoom Connectivity prior to October 9, 2020. The merger of the Company with Zoom Connectivity is referred to as the “Zoom Connectivity Merger” within these Notes to the Consolidated Financial Statements.

Liquidity

The Company’s operations have historically been financed through the issuance of common stock and borrowings. Since inception, the Company has incurred significant losses and negative cash flows from operations. During the year ended December 31, 2021, the Company incurred a net loss of $3.6 million and had negative cash flows from operating activities of $14.3 million. As of December 31, 2021, the Company had an accumulated deficit of $60.7 million and cash and cash equivalents of $12.6 million. Management of the Company believes it has sufficient resources to continue as a going concern through at least one year from the issuance of these financial statements.

Basis of Presentation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). All significant intercompany balances and transactions have been eliminated in the consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

Certain amounts in the consolidated financial statements and associated notes may not add due to rounding. All percentages have been calculated using unrounded amounts.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make judgements, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. These judgements, estimates and assumptions made by the Company include, but are not limited to revenue recognition, the allowance for doubtful accounts (collectability); contract liabilities (sales returns); asset valuation allowance for deferred income tax assets; write-downs of inventory for slow-moving and obsolete items, and market valuations; stock-based compensation; and estimated life of intangible assets. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results may differ from those estimates under different assumptions or conditions and the differences may be material.

Foreign Currencies

The Company’s reporting currency is the U.S. dollar. The Company generates a portion of its revenues in markets outside North America principally in transactions denominated in foreign currencies, which exposes the Company to risks of foreign currency fluctuations.  Foreign currency transaction gains (losses) are included in the consolidated statements of operations under other income (expense).

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash, Cash Equivalents and Restricted Cash

As of December 31, 2021 and 2020, the restricted cash balance of $500 thousand and $800 thousand, respectively, relates to letters of credit to support a bond on tariffs.

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. As of December 31, 2021 and 2020, the Company’s cash equivalents were held in institutions in the U.S. and include deposits in higher-interest bank accounts which were unrestricted as to withdrawal or use.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, restricted cash and accounts receivable. Substantially all the Company’s cash and cash equivalents and restricted cash are held at one financial institution in the U.S. that management believes is of high credit quality. Such deposits may, at times, exceed federally insured limits or may not be covered by deposit insurance at all. The Company has not experienced any credit losses on its cash and cash equivalents and restricted cash through December 31, 2021.

For the year ended December 31, 2021, two customers accounted for 10% or greater individually, and 92% in the aggregate of the Company’s total net sales. For the year ended December 31, 2020, two customers accounted for 10% or greater individually, and 76% in the aggregate of the Company’s total net sales. Accounts receivable are unsecured and the Company does not require collateral; however, the Company does assess the collectability of accounts receivable based on a number of factors, including past transaction history with, and the creditworthiness of, the customer. Accordingly, the Company is exposed to credit risk associated with accounts receivable. At December 31, 2021 four customers with an accounts receivable balance of 10% or greater individually accounted for a combined 86% of the Company’s accounts receivable. At December 31, 2020, three customers with an accounts receivable balance of 10% or greater individually accounted for a combined 85% of the Company’s accounts receivable. To reduce risk, the Company closely monitors the amounts due from its customers and assesses the financial strength of its customers through a variety of methods that include, but are not limited to, engaging directly with customer operations and leadership personnel, visiting customer locations to observe operating activities, and assessing customer longevity and reputation in the marketplace. As a result, the Company believes that its accounts receivable credit risk exposure is limited.

The Company depends on many third-party suppliers for key components contained in its product offerings. For some of these components, the Company may only use a single source supplier, in part due to the lack of alternative sources of supply. During 2021 and 2020, the Company had one and two suppliers that provided 97% and 99%, respectively, of the Company’s purchased inventory.

Accounts Receivable, Net

Accounts receivable are recorded at invoice value, net of any allowance for doubtful accounts. Estimates of the allowance for doubtful accounts are determined based on existing contractual payment terms, historical payment patterns of customers and individual customer circumstances. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the failure or inability of its customers to make required payments. In determining the allowance for doubtful accounts, the Company considers the probability of recoverability of its accounts receivable based on past experience, taking into account current collection trends as well as general economic factors. Credit risks are assessed based on historical write-offs, net of recoveries, as well as analysis of the aged accounts receivables balances with allowances generally increasing as the receivables age.

Inventories

Inventories are stated at the lower of cost, or net realizable value. Cost is determined using the weighted average cost method, which approximates actual costs as determined on a first-in, first-out basis. The Company regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based on the Company’s estimate of demand for its products, potential obsolescence of technology, product life cycles and whether pricing trends or forecasts indicate that the carrying value of inventory exceeds its estimated selling price. These factors are impacted by market and economic conditions, technology changes and new product introductions and require significant estimates that may include elements that are uncertain. Actual demand may differ from forecasted demand and may have a material effect on gross profit. If inventory is written down, a new cost basis is established that cannot be increased in future periods. The carrying value of inventories is reduced for any difference between cost and net realizable value of inventories that is determined to be obsolete or unmarketable, based upon assumptions about future demand and market conditions.

Equipment, net

Equipment, net is stated at cost, net of accumulated depreciation. Depreciation is generally computed using the straight-line method based on the estimated useful lives of the assets, which is generally three to five years. Maintenance and repairs are charged to expense as incurred. Significant improvements that substantially enhance the useful life of an asset are capitalized and depreciated. When assets are retired or disposed of, the cost together with related accumulated depreciation is removed from the balance sheet and any resulting gain or loss is reflected in the Company’s statements of operations in the period realized.

Goodwill

The Company records goodwill when consideration paid in a business acquisition exceeds the value of the net assets acquired. The Company’s estimates of fair value are based upon assumptions believed to be reasonable at the time, but such estimates are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate and unanticipated events or circumstances may occur, which may affect the accuracy of validity of such assumptions, estimates or actual results. Goodwill is not amortized but rather is tested for impairment annually in the fourth quarter or more frequently, if facts and circumstances warrant a review. Circumstances that could trigger an impairment test include, but are not limited to, a significant adverse change in the business climate or legal factors, an adverse action or assessment by a regulator, or unanticipated competition. The Company has determined that there is a single reporting unit for the purpose of conducting the goodwill impairment assessment. In accordance with ASC Topic 350, Intangibles—Goodwill and Other, we first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If after assessing the totality of events or circumstances, we determine that it is more likely than not (i.e. greater than 50% likelihood) that the fair value of the reporting unit is less than its carrying amount, then the quantitative test is required. The quantitative goodwill impairment test requires us to estimate and compare the fair value of the reporting unit, determined using an income approach and a market approach, with its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets, goodwill is not impaired. If the fair value of the reporting unit is less than the carrying value, the difference is recorded as an impairment loss up to the amount of goodwill.

Application of the goodwill impairment test requires judgments, including identification of the reporting units, assigning goodwill to reporting units, a qualitative assessment to determine whether there are any impairment indicators, and determining the fair value of each reporting unit which often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. There is no assurance that the actual future earnings or cash flows of the reporting unit will not decline significantly from the projections used in the impairment analysis. Goodwill impairment charges may be recognized in future periods to the extent changes in factors or circumstances occur, including deterioration in the macroeconomic environment and industry, deterioration in the Company’s performance or its future projections, or changes in plans for its reporting unit.

Intangible Assets and Long-Lived Assets

Intangible assets are comprised of developed technology (ERP system), purchased technology (web domain) and customer relationships acquired through business combinations. All of the Company’s intangible assets are amortized using the straight-line method over their estimated useful life.

The Company capitalizes certain implementation costs related to its cloud-based enterprise resourcing planning (“ERP”) system. Costs incurred during the application development stage are capitalized. Costs incurred in the preliminary stages of development are expensed as incurred. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable that the expenditures will result in additional functionality. Capitalized implementation costs are amortized on a straight-line basis over its estimated useful life.

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows estimated to be generated by those assets over their estimated economic life to the related carrying value of those assets to determine if the assets are impaired. If an impairment is indicated, the asset is written down to its estimated fair value. The cash flow estimates used to identify the potential impairment reflect our best estimates using appropriate assumptions and projections at that time. In evaluating potential impairment of these assets, we specifically consider whether any indicators of impairment are present, including, but not limited to:

●	whether there has been a significant adverse change in the business climate that affects the value of an asset:

●	whether there has been a significant change in the extent or way an asset is used; and

●	whether there is an expectation that the asset will be sold or disposed of before the end of its originally estimated useful life.

The Company did not identify any events or changes in business circumstances that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate during the year ended December 31, 2021.

Leases

The Company determines if an arrangement is a lease at inception by assessing whether the arrangement contains an identified asset and whether it has the right to control the identified asset. Right-of-use (ROU) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease liabilities are recognized at the lease commencement date based on the present value of future lease payments over the lease term. ROU assets are based on the measurement of the lease liability and also include any lease payments made prior to or on lease commencement and exclude lease incentives and initial direct costs incurred, as applicable.

As the implicit rate in the Company’s leases is generally unknown, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The lease terms may include options to extend or terminate the lease when the Company is reasonably certain it will exercise such options. Lease costs for the Company’s operating leases are recognized on a straight-line basis over the reasonably assured lease term. Variable lease payments include lease operating expenses. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Lease expense is included in general and administrative expenses on the consolidated statements of operations.

The Company has elected to not separate lease and non-lease components for any leases within its existing classes of assets and, as a result, accounts for any lease and non-lease components as a single lease component. The Company has also elected to not apply the recognition requirement to any leases within its existing classes of assets with a term of 12 months or less and does not include an option to purchase the underlying asset that the Company is reasonably certain to exercise.

Other Assets

Other assets are stated at cost, less accumulated amortization, and primarily include certain certification costs and long-term insurance policies. Certain certification costs incurred that are necessary to market and sell products are capitalized and reported as “other assets” in the accompanying consolidated balance sheets when the costs are measurable, significant, and relating to products that are projected to generate revenue beyond twelve months. These costs are amortized over an 18- month period, beginning when the related products are available to be sold. As of December 31, 2021 and 2020, the balance outstanding for certifications costs, net of accumulated amortization, was $297 thousand and $755 thousand, respectively.

The long-term insurance policies are amortized over the term of the coverage period. As of December 31, 2021 and 2020, the balance outstanding for long-term insurance policies, net of accumulated amortization, was $142 thousand and $119 thousand, respectively.

Income Taxes

We compute deferred income taxes based on the differences between the financial statement and tax basis of assets and liabilities using enacted rates in effect in the years in which the differences are expected to reverse. We establish a valuation allowance to offset temporary deductible differences, net operating loss carryforwards and tax credits when it is more likely than not that the deferred tax assets will not be realized.

We recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the tax position. The evaluation of an uncertain tax position is based on factors that include, but are not limited to, changes in the tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, and changes in facts or circumstances related to a tax position. Any changes to these estimates, based on the actual results obtained and/or a change in assumptions, could impact our tax provision in future periods. Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as a provision for income tax in the consolidated statements of operations.

Earnings (Loss) Per Common Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding plus additional common shares that would have been outstanding if dilutive potential common shares had been issued. For the purposes of this calculation, stock options are considered common stock equivalents in periods in which they have a dilutive effect. Stock options that are antidilutive are excluded from the calculation.

Net loss per share for the year ended December 31, 2021 and 2020, respectively, are as follows:

	Years ended December 31,
	2021	2020
Numerator:
Net loss	$(3,586,740)	$(3,858,415)

Denominator:
Weighted average common shares - basic	39,761,121	25,300,976
Effect of dilutive common share equivalents	-	-
Weighted average common shares - dilutive	39,761,121	25,300,976

Basic and diluted net loss per share	$(0.09)	$(0.15)

Diluted loss per common share for the years ended December 31, 2021 and 2020 excludes the effects of 799,456 and 1,436,061 common share equivalents, respectively, since such inclusion would be anti-dilutive. The common share equivalents consist of shares of common stock issuable upon exercise of outstanding stock options.

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

The Company also sells and earns revenues from Software as a Service (“SaaS”), including services that enables and secures a better-connected home with the AI-driven smart home WiFi management and security platform. Customers do not have the contractual right or ability to take possession of the hosted software.

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

Multiple Performance Obligations

During the year ended December 31, 2021, the Company introduced new hardware products that include SaaS services as a bundled product. The Company accounts for these sales in accordance with the multiple performance obligation guidance of ASC Topic 606. For multiple performance obligation contracts, the Company accounts for the promises separately as individual performance obligations if they are distinct. Performance obligations are determined to be distinct if they are both capable of being distinct and distinct within the context of the contract. In determining whether performance obligations meet the criteria of being distinct, the Company considers a number of factors, such as degree of interrelation and interdependence between obligations, and whether or not the good or service significantly modifies or transforms another good or service in the contract. SaaS included with certain hardware products is considered distinct from the hardware, and therefore the hardware and SaaS offerings are treated as separate performance obligations.

After identifying the separate performance obligations, the transaction price is allocated to the separate obligations on a relative standalone selling price basis (“SSP”). SSP’s are generally determined based on the prices charged to customers when the performance obligation is sold separately or using an adjusted market assessment. The estimated SSP of the hardware and SaaS offerings are directly observable from the sales of those products and SaaS based on a range of prices.

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

Other considerations of ASC 606 include the following:

● Returned Goods - analyses of actual returned products are compared to the product return estimates and historically have resulted in immaterial differences. The Company has concluded that the current process of estimating the return reserve represents a fair measure to adjust revenue. Returned goods are a form of variable consideration and under ASC Topic 606 are estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g., upon shipment of goods). The sales returns accrual was $1.6 million and $775 thousand at December 31, 2021 and 2020, respectively.

● Warranties - the Company does not offer its customers a separate warranty for purchase. Therefore, there is no separate performance obligation. The Company accrues for assurance-type warranties, which do not include any additional distinct services other than the assurance that the goods comply with agreed-upon specifications. The warranty reserve was not material at December 31, 2021 and December 31, 2020.

● Price protection - if the Company reduces the price on any products sold to the customer, the Company will guarantee an account credit for the price difference for all quantities of that product that the customer still holds. Price protection is variable and under ASC Topic 606 is estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g., upon shipment of goods). The price protection accrual was not material at December 31, 2021 and December 31, 2020.

● Volume Rebates and Promotion Programs - volume rebates are variable dependent upon the volume of goods sold-through the Company’s customers to end-users and under ASC Topic 606 are estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g., upon shipment of goods). The rebate and promotion accrual were $175 thousand and $384 thousand at December 31, 2021 and 2020, respectively.

Contract Balances

Accounts receivable is recorded when the Company has an unconditional right to the consideration. When the timing of the Company’s delivery of goods or services is different from the timing of payments made by customers, the Company recognize either a contract asset (performance precedes contractual due date) or a contract liability (customer payment precedes performance). When a customer prepays, that payment is reflected as deferred revenue until the performance obligation is satisfied. Contract assets consist of unbilled receivables (see Note 6).

The Company’s business is controlled as a single operating segment that consists of the manufacture and sale of cable modems and gateway, and the majority of the Company’s customers are retailers and distributors.

Stock-Based Compensation Expense

Stock-based compensation expense relates to stock options with a service condition and restricted stock units (RSUs). Stock-based compensation expense for the Company’s stock-based awards is based on their grant date fair value.

Service-based options initially granted to an optionee generally vest at a rate of 25% on the first anniversary of the original vesting date, with the balance vesting monthly over the remaining three years. The fair value of stock options with a service condition on the grant date is estimated using the Black-Scholes option-pricing model. The fair value of these awards is recognized as compensation expense on a straight-line basis over the requisite service period in which the awards are expected to vest and forfeitures are recognized as they occur.

The Black-Scholes model considers several variables and assumptions in estimating the fair value of service-based stock options. These variables include the per share fair value of the underlying common stock, exercise price, expected term, risk-free interest rate, expected annual dividend yield and expected stock price volatility over the expected term. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of the equity-settled award.

RSUs initially granted to an optionee generally vest at a rate of 25% on the first anniversary of the original vesting date, with the balance vesting quarterly over the remaining three years. The fair value of RSUs is based on the market price of the Company’s common stock on the date of grant.

Advertising Costs

Advertising costs are expensed as incurred and reported in selling expense in the accompanying consolidated statements of operations, and include costs of advertising, production, trade shows, and other activities designed to enhance demand for the Company’s products. The Company reported advertising costs of approximately $2.8 million and $1.7 million in 2021 and 2020, respectively.

Warranty Costs

The Company provides a standard warranty obligation, and the warranty costs are assumed by the Company’s manufacturers. As of December 31, 2021 and 2020, warranty costs and related reserves were not material.

Shipping and Freight Costs

The Company records the expense associated with customer-delivery shipping and freight costs in selling and marketing expense. The Company reported shipping and freight costs of $334 thousand and $426 thousand in 2021 and 2020, respectively.

Segment

The Company operates as a single operating segment. The Company’s chief operating decision maker, its Chief Executive Officer, reviews financial information on an aggregate basis for the purposes of allocating resources and evaluating financial performance. The Company’s primary operation is in the United States, and it has derived substantially all of its revenue from sales to customers in the U.S.

The Company has operated a manufacturing facility in Mexico since 2014. The Company has long-lived tangible assets as well as two operating leases located in Mexico.

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

In November 2021, the FASB issued ASU No. 2021-10, “Government Assistance”. ASU 2021-10 includes tax credits, but not within Topic 740, “Income Taxes”, cash grants, grants of other assets and project grants. The ASU excludes transactions in which a government is a customer within ASC Topic 606, “Revenue from Contracts with Customers”. This ASU is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company is currently assessing the potential impact that the adoption of this ASU will have on its consolidated. financial statements.

With the exception of the new standards discussed above, there have been no other new accounting pronouncements that have significance, or potential significance, to the Company’s financial position, results of operations and cash flows.

(3) PUBLIC OFFERINGS AND PRIVATE PLACEMENTS

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

On May 26, 2020, the Company entered into a Stock Purchase Agreement (the “2020 Stock Purchase Agreement”) with certain accredited investors, including certain independent investment funds, members of the Company’s management and its Board of Directors, and certain co-founders of the Company, in a private placement pursuant to which the Company sold an aggregate of 2,237,103 shares of common stock, par value $0.01 per share, at a purchase price of $1.52 per share. In connection with the 2020 Stock Purchase Agreement, the Company incurred $237 thousand of expenses which has been recorded as a reduction of additional paid in capital as presented in the consolidated statements of stockholders’ equity. The net proceeds to the Company at the closing of the private placement were $3.2 million.

On October 9, 2020, one of the accredited investors under the 2020 Stock Purchase Agreement sold his shares originally purchased under the 2020 Stock Purchase Agreement in a private sale transaction. The private sale of the investor’s shares constituted a short swing transaction, whereby, and as defined by Section 16(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the investor was deemed a corporate insider who sold the shares within six months after the purchase of those shares. As required by the Exchange Act, the investor was required to disgorge $196 thousand in profits from the private sale. The Company received and recorded the funds from disgorgement to additional paid in capital.

(4) COMMON CONTROL MERGER OF ZOOM CONNECTIVITY, INC.

On November 12, 2020, Minim executed an Agreement and Plan of Merger (the “Merger Agreement”) with Zoom Connectivity, Inc. (“Zoom Connectivity”), a privately held company based in Manchester, New Hampshire that designs, develops, sells and supports an IoT security platform that enables and secures a better- connected home. Upon closing of the Merger Agreement on December 4, 2020, an acquisition subsidiary of the Company merged into Zoom Connectivity with Zoom Connectivity being the surviving entity of the merger. Upon completion of the merger, all property, assets, other legal rights, debts, obligations, and all other liabilities of Zoom Connectivity transferred. The Agreement was structured as a non-cash, stock transaction. The stockholders of Zoom Connectivity received 10,784,534 shares of the Company’s common stock in exchange for the cancellation of 100% of the issued and outstanding shares of common stock of Zoom Connectivity. In addition, the holders of Zoom Connectivity stock options received 1,657,909 of the Company’s stock options in exchange for 2,069,644 Zoom Connectivity stock options. The vesting terms of the Zoom Connectivity stock options agreements were transferred to stock option agreements under the Zoom stock options issued.

Immediately prior to execution of the Merger Agreement, the majority stockholder of the Company was also the majority stockholder of Zoom Connectivity. As a result of the common ownership upon closing of the transaction, the acquisition was considered a common-control transaction and was outside the scope of the business combination guidance in ASC 805-50. The entities are deemed to be under common control as of October 9, 2020, which was the date that the majority stockholder acquired control of the Company and, therefore, held control over both companies.

Pursuant to ASC 250-10 and ASC 805-50, the transaction did not result in a change in the reporting entity and was recognized retrospectively for all periods during which the entities were under common control. For common-control transactions where both receiving entity and the transferring entity were not under common control during the entire reporting period, it is necessary to determine which entity is the predecessor. The predecessor is the reporting entity deemed to be the receiving entity for accounting purposes in a common-control transaction. The predecessor is not always the entity that legally receives the net assets or equity interests transferred. Comparative financial information shall only be adjusted for periods during which the entities were under common control. Since common control between the Company and Zoom Connectivity occurred as of October 9, 2020, the consolidated financial statements incorporate Zoom Connectivity’s financial results and financial information for the period beginning October 9, 2020, and the comparative information of the prior period does not include the financial results of Zoom Connectivity prior to October 9, 2020. Accordingly, for periods in which the combining entities were not under common control, the comparative financial statements presented are those of the entity that is determined to be the predecessor up to the date at which the entities became under common control. Minim, Inc. was determined to be the predecessor entity and, therefore, was deemed to be the receiving entity for accounting purposes. Additionally, the consolidated financial statements and financial information presented for prior periods are not required to be restated to reflect the financial position and results of operations of Zoom Connectivity. The merger of the Company with Zoom Connectivity is referred to as the “Zoom Connectivity Merger” within these Notes to the Consolidated Financial Statements.

Assets acquired and liabilities assumed are reported at their historical carrying amounts and any difference between the proceeds transferred is recognized in additional paid-in capital. These consolidated financial statements include the historical accounts of the Company since inception and the accounts of Zoom Connectivity since the date common control commenced.

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

Zoom Connectivity held $551 thousand an aggregate principal amount of promissory notes issued by employees during 2019 and 2018 in connection with the exercise of Zoom Connectivity stock options. In connection with the transactions contemplated by the Merger Agreement, the $551 thousand aggregate principal amount of the promissory notes was repaid in full. Of the $551 thousand, the Company received $320 thousand in cash. The remaining balance of $230 thousand was net settled with 103,842 shares of Zoom Connectivity common stock shares. These shares of common stock are incorporated in the issuance of 10,784,534 shares of the Company’s common stock that were issued to Zoom Connectivity stockholders. This repayment occurred before the merger effective date of December 4, 2020 but after the October 9, 2020 commencement of common control. The $320 thousand repayment is represented in the consolidated statement of stockholders’ equity and consolidated statement of cash flows for the year end December 31, 2020.

Zoom Connectivity repurchased 33,809 shares of Zoom Connectivity common stock for $15 thousand from a stockholder who is an immediate family member to the Company’s Chairman of the Board. This repurchase remained unpaid as of December 31, 2020 and is recorded in accrued expenses in the consolidated balance sheet as of December 31, 2020. This repurchase occurred before the merger effective date of December 4, 2020 but after the October 9, 2020 commencement of common control. The $15 thousand repurchase is represented in the consolidated statement of stockholders’ equity and consolidated statement of cash flows under accrued expenses as the amount was not paid as of December 31, 2020. During 2021, the Company made the payment of the $15 thousand to the stockholder.

The Company incurred transaction costs of $1.6 million related to this common control merger which were expensed as incurred and are included in general and administrative expenses in the Company’s consolidated statements of operations for the year ended December 31, 2020.

(5) SALE OF ZOOM® TRADEMARK

On August 12, 2021, the Company entered into an agreement with Zoom Video Communications, Inc. to sell, and sold, all of the Company’s right, title and interest in the ZOOM® trademark for cash consideration in the amount of $4.0 million, net of legal costs incurred of $44 thousand. The Company did not have a carrying basis in the trademark that was subject to the agreement and recorded income of approximately $4.0 million, which is recorded in income from continuing operations pursuant to ASC 360-10, Impairment or Disposal of Long-Lived Assets. Under the terms on the agreement, the Company is allowed to use and sell the product under ZOOM® trademark until February 11, 2022.

(6) REVENUE AND OTHER CONTRACTS WITH CUSTOMERS

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

Transaction Price Allocated to the Remaining Performance Obligations

The remaining performance obligations represent the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied as of the end of the reporting period. Unsatisfied and partially unsatisfied performance obligations consist of contract liabilities, in-transit orders with destination terms, and non-cancellable backlog. Non-cancellable backlog includes goods for which customer purchase orders have been accepted, that are scheduled or in the process of being scheduled for shipment, and that are not yet invoiced.

As of December 31, 2021, the aggregate amount of the transaction price allocated to the remaining performance obligations related to SaaS performance obligation that are unsatisfied or partially unsatisfied was $735 thousand, which is recorded as deferred revenue on the Company’s consolidated balance sheets. Of that amount, $292 thousand will be recognized as revenue during the year ended December 31, 2022, and $443 thousand thereafter.

Contract costs

The Company recognizes the incremental costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year. The Company has determined that certain sales commissions meet the requirements to be capitalized, and the Company amortizes these costs on a consistent basis with the pattern of transfer of the goods and services in the contract. Total capitalized costs to obtain a contract were immaterial during the periods presented and are included in other current and long-term assets on our consolidated balance sheets.

The Company applied a practical expedient to expense costs as incurred for costs to obtain a contract when the amortization period is one year or less. These costs include sales commissions on software maintenance contracts with a contract period of one year or less as sales commissions on contract renewals are commensurate with those paid on the initial contract.

Contract Balances

The Company records accounts receivable when it has an unconditional right to the consideration. Contract liabilities consist of deferred revenue, which represents payments received in advance of revenue recognition related to SaaS agreements and for prepayments for products or services yet to be delivered.

Payment terms vary by customer. The time between invoicing and when payment is due is not significant. For certain products or services and customer types, payment is required before the products or services are delivered to the customer.

The following table reflects the contract balances as of the year ended:

	December 31,
	2021	2020

Accounts receivable	$4,880,663	$9,203,334
Deferred revenue - current	$291,296	$—
Deferred revenue - noncurrent	$443,452	$—

As there was no deferred revenue prior to January 1, 2021, there is no revenue recognized in the year ended December 31, 2021 that was included in the deferred revenue balance at the beginning of the year.

During the year ended December 31, 2021, the change in contract balances was as follows:

Balance at December 31, 2020	$—
Billings	875,141
Revenue recognized	(140,393)
Balance at December 31, 2021	$734,748

Disaggregation of Revenue

The following table sets forth our revenues by distribution channel:

	Years ended December 31,
	2021	2020
Retailers	$53,409,848	$41,553,479
Distributors	1,869,170	4,404,936
Other	143,508	2,030,134
	$55,422,526	$47,988,549

The following table sets forth our revenues by product:

	Years ended December 31,
	2021	2020
Cable Modems & gateways	$53,751,499	$44,473,601
Other networking products	1,145,670	3,514,948
Software as a Service	525,357	—
	$55,422,526	$47,988,549

(7) BALANCE SHEET COMPONENTS

Inventories

Inventories, net consists of the following:

	December 31,
	2021	2020
Materials	$1,047,156	$1,238,332
Work in process	7,540	84,203
Finished goods	31,448,518	15,182,305
	$32,503,214	$16,504,840

Finished goods includes consigned inventory held by our customers of $4.5 million and $2.3 million at December 31, 2021 and 2020, respectively and includes in-transit inventory of $6.3 million and $6.2 million at December 31, 2021 and 2020, respectively. The Company reviews inventory for obsolete and slow-moving products each quarter and makes provisions based on its estimate of the probability that the material will not be consumed or that it will be sold below cost. The inventory reserves were $275 thousand and $480 thousand for the years ended December 31, 2021 and 2020, respectively.

Equipment

Equipment, net consists of the following:

	December 31,		Estimated Useful
	2021	2020	lives in years
Computer hardware and software	$447,092	$398,520	3
Machinery and equipment	682,980	426,885	5
Molds, tools and dies	997,313	760,563	5
Office furniture and fixtures	85,699	64,128	5
	2,213,084	1,650,096
Accumulated depreciation	(1,450,266)	(1,195,030)
	$762,818	$455,066

Depreciation expense was $255 thousand and $157 thousand for the years ended December 31, 2021 and 2020, respectively.

Goodwill

In December 2018, Zoom Connectivity acquired the net assets of MCP Networks Inc., a provider of a cloud-based home network management platform. The acquisition expanded Zoom Connectivity’s subscriber base and thereby offered sales opportunities of Zoom Connectivity’s SaaS to these subscribers. Zoom Connectivity recorded $58 thousand of goodwill related to this acquisition in its historical accounts of December 2018. In accordance with the accounting of a common control transaction (Note 4), the Company recorded $58 thousand of goodwill at Zoom Connectivity’s historical carrying amount as of October 9, 2020.

Intangible Assets

In December 2018, Zoom Connectivity acquired the net assets of MCP Networks Inc., a provider of a cloud-based home network management platform. The acquisition expanded Zoom Connectivity’s subscriber base and thereby offered sales opportunities of Zoom Connectivity’s SaaS to these subscribers. Zoom Connectivity recorded $122 thousand of customer relationships related to this acquisition in its historical accounts of December 2018. In accordance with the accounting of a common control transaction (Note 4), the Company recorded Zoom Connectivity’s historical carrying amounts as of October 9, 2020.

Intangible assets consisted of the following at December 31, 2021 and 2020:

	Estimated	As of December 31, 2021			As of December 31, 2020
	Useful	Gross			Gross
	Life	Carrying	Accumulated		Carrying	Accumulated
	(in years)	Amount	Amortization	Net	Amount	Amortization	Net
Customized internal use software	2.5	$230,106	$(115,306)	$114,800	$230,106	$(20,431)	$209,675
Customer relationships	9.0	122,435	(42,477)	79,958	122,435	(28,768)	93,667
Acquired web domain	5.0	86,732	(18,792)	67,940	86,732	(1,445)	85,287
		$439,273	$(176,575)	$262,698	$439,273	$(50,644)	$388,629

Amortization expense was $125 thousand and $25 thousand in the years ended December 31, 2021 and 2020, respectively.

The estimated annual amortization expense for each of the five succeeding years and thereafter is as follows:

Years ended December 31,
2022	$123,097
2023	54,065
2024	31,092
2025	29,609
2026	13,708
Thereafter	11,127
$262,698

Accrued expenses

Accrued expenses consists of the following:

	December 31,
	2021	2020
Inventory purchases	$287,571	$1,458,850
Payroll and related benefits	210,495	853,402
Professional fees	229,597	618,308
Royalty costs	1,588,025	1,906,439
Sales allowances	1,958,050	1,559,847
Sales and use tax	50,916	183,264
Other	955,263	884,953
	$5,279,917	$7,465,063

(8) BANK CREDIT LINE AND GOVERNMENT LOANS

Bank Credit Line

On December 18, 2012, the Company entered into a Financing Agreement with Rosenthal & Rosenthal, Inc. (the “Financing Agreement”). The Financing Agreement, as amended, provided for up to $5.0 million of revolving credit, subject to a borrowing base formula and other terms and conditions as specified therein.

On March 12, 2021, the Company terminated its Financing Agreement and entered into a loan and security agreement with Silicon Valley Bank (the “SVB Loan Agreement”). On November 1, 2021, the Company entered into the First Amendment to the SVB Loan Agreement. The SVB Loan Agreement, as amended, provides for a revolving facility up to a principal amount of $25.0 million. The borrowing base equals the sum of (a) 85.0 percent of eligible customer receivables, plus (b) the least of (i) 60 percent of the value of eligible inventory (valued at cost), (ii) 85% of the net orderly liquidation value of inventory, and (iii) $6.2 million in each, as determined by SVB from the Company’s most recent borrowing base statement; provided that SVB has the right to decrease the foregoing percentages in its good faith business judgement to mitigate the impact of events, conditions, contingencies, or risks which may adversely affect the collateral or its value.

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

The Company incurred $143 thousand in origination costs in connection with entering into the SVB Loan Agreement. These origination costs were recorded as a debt discount and are being expensed over the remaining term of the facility. Interest expense was $70 thousand and $43 thousand for the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, the Company had $5.1 million outstanding, net of origination costs of $101 thousand, under the SVB Loan Agreement, and this credit line had availability of $445 thousand.

The interest rate on the bank credit lines was 4.25% and 5.25% as of December 31, 2021 and 2020, respectively.

Covenants

The SVB Loan Agreement includes a minimum interest expense per month of $20 thousand and requires the Company to maintain certain levels of minimum adjusted EBITDA, which is tested on the last day of each calendar quarter and measured for the trailing 3-month period ending on the last day of each quarter.

In addition, pursuant to the SVB Loan Agreement, the Company cannot pay any dividends without the prior written consent of SVB.

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

On March 11, 2020, Zoom Connectivity received a $545 thousand 23-month unsecured loan from Primary Bank under the PPP at a fixed interest rate of 1% per annum with interest deferred for six months. Under the terms of the PPP loan, the Company received forgiveness in November 2020 of $545 thousand principal amount of, and $3 thousand in accrued interest under, the PPP loan. The Company used the proceeds from the PPP loan for qualifying expenses as defined under the PPP.

In February 2021, the Company received additional forgiveness of $20 thousand related to the Economic Injury Disaster Loan Advance received with the PPP loan.

For the fiscal year ended December 31, 2021, the Company has recorded $34 thousand of PPP loans in current maturities of long-term government loans in the balance sheets. For the fiscal year ended December 31, 2020, the Company had recorded $65 thousand of PPP loans in current maturities of long-term government loans and $15 thousand in long-term government loans in the consolidated balance sheets.

(9) COMMITMENTS AND CONTINGENCIES

(a) Lease Obligations

The Company performs most of the final assembly, testing, packaging, warehousing and distribution at two production and warehouse facilities, totaling approximately 24,000 square feet, in Tijuana, Mexico. In November 2021, the Company entered into operating lease agreements extending each lease through November 30, 2023. Lease payments total $9 thousand per month. Rent expense was $105 thousand and $106 thousand for the years ended December 31, 2021 and 2020, respectively.

In May 2020, the Company signed a two-year lease agreement for 3,218 square feet of office space at 275 Turnpike Executive Park in Canton, MA. The agreement includes a one-time option to cancel the second year of lease with three months advance notice. The location is currently utilized by the Company’s research and development group. Rent expense was $53 thousand and $31 thousand for the year ended December 31, 2021, and 2020, respectively. On December 1, 2021, the Company executed an amendment to extend the lease from June 2022 to May 2024 with monthly payments of approximately $5 thousand.

In connection with the Zoom Connectivity Merger, the Company assumed Zoom Connectivity’s office facility lease located at the 848 Elm Street in Manchester, NH. The original facility lease agreement was effective from August 1, 2019 to July 31, 2021 and was renewed for a one year extension until July 31, 2022. The facility lease agreement provides for the lease of 2,656 square feet of office space. Rent expense was $30 thousand and $7 thousand for the year ended December 31, 2021 and for the period from October 9, 2020 to December 31, 2020, respectively.

The Company also had a lease for approximately 1,550 square feet in Boston, MA that expired on October 31, 2019 and was terminated effective June 30, 2020. The Company had another lease for approximately 1,500 square feet in Boston, MA that was terminated effective July 31, 2020. The Company has elected to apply the short-term lease exception for both of these leases under ASC 842. Rent expense for these leases was $77 thousand for the year ended December 31, 2020.

The components of lease costs were as follows:

	Years ended December 31,
	2021	2020

Operating lease costs	$152,293	$144,047
Short-term lease costs	35,604	342,700
Total lease costs	$187,897	$486,747

The weighted-average remaining lease term and discount rate were as follows:

	Years ended December 31,
	2021	2020
Operating leases:
Weighted average remaining lease term (years)	1.7	1.3
Weighted average discount rate	4.0%	9.0%

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Years ended December 31,
	2021	2020
Operating cash flow information:
Amounts included in measurement of lease liabilities	$145,410	$143,761
Non-cash activities:
ROU asset obtained in exchange for lease liability	$299,821	$120,635

The maturity of the Company’s operating lease liabilities as of December 31, 2021 were as follows:

Years ended December 31,
2022	$150,120
2023	100,673
Total lease payments	$250,793
Less: imputed interest	(8,496)
Present value of operating lease liabilities	$242,297
Operating lease liabilities, current	$143,486
Operating lease liabilities, noncurrent	$98,811

While the lease extension of the Canton, MA office was executed in December 2021, the lease extension is not included in the operating lease liabilities because the commencement date begins on June 1, 2022. The operating lease payments are $32 thousand, $55 thousand, and $23 thousand for the years ending December 31, 2022, 2023, and 2024, respectively. These payments are off-balance sheet obligations until the June 1, 2022 commencement.

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

(c) Commitments

The Company is party to a license agreement with Motorola Mobility LLC pursuant to which the Company has an exclusive license to use certain trademarks owned by Motorola Trademark Holdings, LLC for the manufacture, sale and marketing of consumer cable modem products, consumer routers, WiFi range extenders, MoCa adapters, cellular sensors, home powerline network adapters, and access points worldwide through a wide range of authorized sales channels. The license agreement has a term ending December 31, 2025.

In connection with the license agreement, the Company has committed to reserve a certain percentage of wholesale prices for use in advertising, merchandising and promotion of the related products. Additionally, the Company is required to make quarterly royalty payments equal to a certain percentage of the preceding quarter’s net sales with minimum annual royalty payments as follows:

Years ended December 31,
2022	$6,600,000
2023	6,850,000
2024	7,100,000
2025	7,100,000
$27,650,000

Royalty expense under the License Agreement amounted to $6,350,000 and $5,100,000 for the years ended December 31, 2021 and 2020, respectively, and is reported in selling and marketing expense on the accompanying consolidated statements of operations.

(10) STOCKHOLDERS’ EQUITY

In July 2021, the Company’s shareholders voted to increase the number of authorized shares of capital stock to 62,000,000 shares, consisting of 60,000,000 shares of Common Stock and 2,000,000 shares of Preferred Stock (see Note 1).

Preferred Stock

The Company is authorized to issue 2,000,000 shares of preferred stock at $0.01 par value per share. As of December 31, 2021 and 2020, no shares of preferred stock was outstanding.

The Board of Directors may determine the rights, preferences, privileges, qualifications, limitations and restrictions granted or imposed upon any series of preferred stock.

Common Stock

The Company is authorized to issue 60,000,000 shares of common stock at $0.01 par value per share. As of December 31, 2021 and 2020, the Company had 45,885,043 and 35,074,922, respectively, shares of common stock outstanding.

Equity Compensation Plans

In July 2019, the Company terminated the 2009 Stock Option Plan and the 2009 Directors Option Plan (collectively, the “Prior Plans”) and adopted the 2019 Stock Option Plan (the “2019 Stock Options Plan”) and the 2019 Directors Option Plan (the “2019 Directors Option Plan”) (collectively, the “2019 Plans”, and together with the Prior Plans, the “Plans”). The purpose of the 2019 Plans is to provide certain incentive and non-statutory stock options to employees, directors and certain non-employees. As a result, the Company may not grant any additional awards under the Prior Plans. The Prior Plans will continue to govern outstanding stock option previously granted thereunder. The Company has initially reserved 4,000,000 shares and 1,000,000 shares of common stock for issuance of awards under the 2019 Stock Option Plans and the 2019 Directors Option Plan, respectively. In conjunction with the Zoom Connectivity Merger on December 4, 2020, the Company converted 1,432,018 options to Minim option holders in exchange for 1,787,654 stock options.

The 2019 Plans authorize grants to purchase shares of authorized but unissued common stock. Stock options can be granted with an exercise price no less than or equal to the stock’s fair market value at the date of grant. All awards have 10-year terms. The 2019 Plans permits incentive stock options, or ISOs and non-qualified stock options, or NSOs. If the stock options are granted to a 10% stockholder, then the exercise price per share may not be less than 110% of the fair market value per share of the Company’s common stock on the grant date. The board of directors sets the fair value and exercise price for the underlying shares at the grant date.

On November 9, 2021, the Company’s Board of Directors approved of the Omnibus Incentive Compensation Plan and Non-Employee Directors Compensation Plan (collectively, the “2021 Equity Plans”) and terminated the 2019 Plans. The purpose of the 2021 Equity Plans is to provide certain incentive and non-statutory stock options, restricted stock, restricted stock units, and stock appreciation rights to employees, directors, and certain non-employees. As a result, the Company may not grant any additional awards under the 2019 Plans. The Prior Plans and the 2019 Plans will continue to govern outstanding stock options previously granted thereunder. The Company has initially reserved 3,000,000 shares and 1,250,000 shares of common stock for issuance of awards under the Omnibus Incentive Compensation Plan and Non-Employee Directors Compensation Plan, respectively. As of December 31, 2021, the 2021 Equity Plans have not been approved by the Company’s shareholders and will be subject to shareholder approval in the Company’s 2022 annual shareholder meeting. Unless and until shareholder approval has been received, the Company may grant awards under the 2021 Equity Plans but such grants shall not vest or be settled in shares.

Stock Option Activity

Stock option activity under the 2019 Stock Option Plan was as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Outstanding	exercise	contractual	Intrinsic
	Options	price	term	Value
Outstanding at December 31, 2019	2,474,811	$1.26	1.90	$0.27
Granted	575,000	2.15	—	—
Assumed with Zoom Connectivity Merger	1,657,909	0.61	—	—
Exercised	(1,123,357)	1.04	—	—
Forfeited	(486,200)	1.21	—	—
Outstanding at December 31, 2020	3,098,163	$1.16	3.0	$2.43
Granted	716,258	3.48	—	—
Exercised	(814,005)	1.45	—	—
Forfeited	(635,842)	2.28	—	—
Outstanding at December 31, 2021	2,364,574	$1.47	2.80	$0.42
Exercisable at December 31, 2021	1,394,306	$1.11	2.20	$0.49

The weighted average grant date fair value of options granted was $2.00 and $1.91 per share during the years ended December 31, 2021 and 2020, respectively. The total intrinsic value of options exercised during the years ended December 31, 2021 and 2020 was $1.3 million and $1.0 million, respectively. The intrinsic value is the difference between the estimated fair value of the Company’s common stock at the time of exercise and the exercise price of the stock option.

The total fair value of options that vested during the years ended December 31, 2021 and 2020 was $1.0 million and $1.5 million, respectively. As of December 31, 2021, the total unrecognized stock-based compensation expense related to the stock options was $2.9 million, which will be recognized over a weighted-average period of approximately 2.5 years.

Stock-based Valuation Assumptions

The following ranges of assumptions were used to value options with service-based vesting granted to employees:

	Years ended December 31,
	2021	2020

Expected term (in years)	4.04	3.24 - 6.25
Expected volatility	42.8% - 75.8%	37.0% - 114.4%
Risk-free interest rate	0.3% - 1.2%	0.2% - 1.7%
Dividend yield	0%	0%

Restricted Stock Units

As of December 31, 2021, the Company has granted 1,223,893 RSUs with a total fair value of $1.4 million under the 2021 Equity Plans. As of December 31, 2021, there were no vested RSUs. The Company recorded $73 thousand in stock-based compensation expense for the year ended December 31, 2021. As of December 31, 2021, the total unrecognized stock-based compensation expense was $1.4 million, which will be recognized over a weighted-average period of approximately 3.4 years.

Stock-based Compensation Expense

The following table sets forth stock-based compensation expense included in the Company’s consolidated statements of operations:

	Years ended December 31,
	2021	2020

Cost of goods sold	$81,983	$29,997
Sales and marketing	342,337	27,283
General and administrative	184,490	251,246
Research and development	388,128	132,330
Total stock-based compensation expense	$996,937	$440,856

(11) INCOME TAXES

Income tax expense consists of:

	Current	Deferred	Total
Year Ended December 31, 2020:
U.S. Federal	$—	$—	$—
State and local	11,752	—	11,752
Foreign	14,964	—	14,964
	$26,716	$—	$26,716
Year Ended December 31, 2021:
U.S. Federal	$—	$—	$—
State and local	32,069	—	32,069
Foreign	31,704	—	31,704
	$63,773	$—	$63,773

The principal components of deferred tax assets, net, were as follows at December 31:

	2021	2020
Deferred income tax assets:
Inventories	$426,147	$241,874
Accounts receivable	484,728	445,392
Accrued expenses	(84,002)	116,254
Net operating loss and tax credit carry forwards	15,837,829	15,243,998
Plant and equipment	60,059	39,521
Stock compensation	65,014	448,375
Lease accounting	—	248
Other – interest expense	97,985	24,009
Total deferred income tax assets	16,887,760	16,559,671
Valuation allowance	(16,887,760)	(16,559,671)
Net deferred tax assets	$—	$—

As of December 31, 2021, the Company had Federal net operating loss carry forwards of approximately $65.0 million which are available to offset future taxable income. They are due to expire in varying amounts from 2022 to 2040. Federal net operating losses occurring after December 31, 2018, of approximated $16.8 million may be carried forward indefinitely. As of December 31, 2021, the Company had state net operating loss carry forwards of approximately $22.1 million which are available to offset future taxable income. They are due to expire in varying amounts from 2033 through 2040. A valuation allowance has been established for the full amount of net deferred income tax assets as management has concluded that it is more-likely than-not that the benefits from such assets will not be realized.

The Federal and state NOLs may be subject to certain limitations under Section 382 of the Internal Revenue Code, which could significantly restrict the Company’s ability to use the NOLs to offset taxable income in subsequent years.

The following is a reconciliation of the statutory Federal income tax rate to the actual effective income tax rate for continuing operations:

	2021	2020
Federal tax (benefit) rate	20%	21%
Increase (decrease) in taxes resulting from:
State income taxes	1	4
Change in valuation allowance	(14)	3
Expiration of NOLs	—	(27)
Expiration of stock options	(9)	—
Permanent differences	(2)	(5)
Changes in Federal and state rates	2	3
Effective income tax rate	(2)%	(1)%

The Company reviews annually the guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold. At December 31, 2021 and 2020, the Company did not have any material uncertain tax positions. No interest and penalties related to uncertain tax positions were accrued at December 31, 2021 and 2020.

The Company files income tax returns in the U.S., India, and Mexico. Tax years subsequent to 2016 remain subject to examination for both U.S. Federal and state tax reporting purposes. Tax years subsequent to 2015 remain subject to examination for Mexico tax reporting purposes. The foreign income tax reported represents tax on operations for the Company that is located in a special economic zone in Mexico. Other than the Mexico facility, the Company has an India operation and has no other operations in a foreign location. The India operation had no tax obligations as of December 31, 2021.

(12) RETIREMENT PLAN

The Company has a 401(k) retirement savings plan (the “401(k) Plan”) for employees. Under the 401(k) Plan, the Company matches 25% of an employee’s contribution, up to a maximum of $350 per employee per year. The Company matching contributions charged to expense were $23 thousand and $11 thousand in fiscal 2021 and fiscal 2020, respectively.

On February 1, 2021, the Zoom Connectivity 401(k) Plan merged into the Minim 401(k) Plan.

On November 28, 2021, the Company amended the 401(k) Plan to increase the Company match to an amount not to exceed 3% of an employee’s contribution. This amendment becomes effective January 1, 2022.

(13) RELATED PARTY TRANSACTIONS

Zoom Connectivity

On November 12, 2020, the Company entered into the Merger Agreement pursuant to which the Company and Zoom Connectivity merged and combined their businesses. Zoom Connectivity offers a cloud WiFi management platform that enables and secures a better-connected home by providing AI-driven WiFi management and IoT security platform for homes, small and medium-sized businesses, and broadband service providers. Mr. Jeremy Hitchcock was Chairman and, together with his spouse Ms. Elizabeth Hitchcock, a controlling stockholder of Zoom Connectivity. Prior to the Zoom Connectivity Merger, the Company had licensed Zoom Connectivity software products and, upon completion of the Zoom Connectivity Merger, the Company integrated the Zoom Connectivity software with the Company’s hardware products and combined the Zoom Connectivity’s business-to-business sales channels with the Company’s retail channels. Immediately prior to execution of the Merger Agreement, Mr. Hitchcock, the Company’s Chairman of the Board of Directors, and Ms. Hitchcock, a director of the Company, were, through investment vehicles jointly beneficially owned by them, the majority stockholders of both the Company and Zoom Connectivity.

Zoom Connectivity Relationship

On July 25, 2019, the Company entered into a Master Partnership Agreement with Zoom Connectivity together with a related Statement of Work, License, Collaborative Agreement, Software/Service Availability Agreement and Software/Service Support Level Agreement (collectively, the “Partnership Agreement”). Mr. Hitchcock was the Chairman of Zoom Connectivity. Under the Partnership Agreement, the Company would integrate software and services into certain hardware products distributed by the Company, and Zoom Connectivity would be entitled to certain fees and a portion of revenue received from the end users of such services and software. The Company and Zoom Connectivity entered into an additional Statement of Work on December 31, 2019 providing for further integration of Zoom Connectivity services, with a monthly minimum payment of $5 thousand payable by the Company to Zoom Connectivity starting in January 2020 for a period of 36 months and a requirement for Zoom Connectivity to purchase at least $90 thousand of the Company’s hardware by December 2022. Minimum monthly payments under this agreement increased to $15 thousand in July 2020. During the period from January 1, 2020 to October 9, 2020, $90 thousand of payments were made by the Company to Zoom Connectivity under the Partnership Agreement. The Company recorded $90 thousand of expenses for the period from January 1, 2020 to October 9, 2020. The Partnership Agreement terminated upon completion of the Zoom Connectivity Merger. As of December 30, 2020, no amounts were due from or to the Company under the former Partnership Agreement.

The Company leases office space located at the 848 Elm Street, Manchester, NH. The landlord is an affiliate entity owned by Mr. Hitchcock. The two-year facility lease agreement was effective from August 1, 2019, to July 31, 2021 and has been extended to July 31, 2022. The facility lease agreement provides for 2,656 square feet at an aggregate annual rental price of $30 thousand. For the twelve-month period ended December 31, 2021, the rent expense was $30 thousand. For the period from October 9, 2020 to December 31, 2020, the rent expense was $7 thousand.

On November 30, 2020, the Chief Executive Officer of the Company fully paid $264,000 to Zoom Connectivity for a promissory note related to the exercise of Zoom Connectivity stock options in December 2019 (Note 4).

On November 20, 2020, Zoom Connectivity agreed to repurchase 33,809 shares of Zoom Connectivity common stock for $14,860 from a stockholder who is an immediate family member to the Company’s executive chairman of the Board and subsequent to the Zoom Connectivity Merger became a member of the Company’s Board of Directors. The $14,860 was accrued as of December 31, 2020 (Note 4) and was paid in 2021.

(14) SUBSEQUENT EVENTS

On January 21, 2022, Zoom Connectivity, Inc. filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Certificate of Incorporation to change its legal corporate name from “Zoom Connectivity, Inc.” to “Cadence Connectivity, Inc.”, effective as of January 21, 2022.

Other than above, management of the Company has reviewed subsequent events from December 31, 2021 through the date of filing and has concluded that there were no other subsequent events requiring adjustment to or disclosure in these consolidated financial statements.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A – CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Interim Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Interim Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Interim Chief Accounting Officer concluded that due to the existence of a material weakness in our internal control over financial reporting, described below, our disclosure controls and procedures were not effective as of the end of the period covered by this report in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Judgments by management are also required in evaluating the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that as of December 31, 2021 that the Company did not have properly designed internal controls over financial reporting to account for inventory transactions. The Company’s internal controls failed to perform adequate independent reviews and maintain effective controls related to timely preparation of account summaries and reconciliations in the area of inventory. These internal control failures resulted in material adjustments required to properly state inventory balances for the year ended December 31, 2021. Our management reviewed the results of their assessment with our Board of Directors.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We identified a material weakness with failure to perform adequate independent reviews and maintain effective controls related to timely preparation of account summaries and reconciliations in the area of inventory. This material weakness could result in the Company incorrectly reporting its inventory and costs of goods sold.

To remediate the material weakness described above, the Company is instituting reporting enhancements within its accounting system, standardized and timely account reconciliations, and independent and regular reviews by the finance department to ensure the Company inventory records are complete and accurate. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed before the end of 2022.

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

Changes in Internal Control over Financial Reporting

The Company reported a material weakness in its internal control over financial reporting as set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on April 13, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness related to insufficient documentation and processes for confirming title transfer dates of in-transit inventory and consequently could result in the Company under reporting its inventory and current liabilities. The Company determined there was a material weakness that should be disclosed. The material weakness only impacted the consolidated balance sheet, other than stockholders’ equity, as of December 31, 2020, resulting in an equal increase in the Company’s inventory and current liabilities, and did not impact the consolidated statements of operations.

Upon identifying the individual control deficiencies, the Company’s management implemented remedial actions to address these control deficiencies. During 2021, we have successfully completed implementation of these remedial actions.

Other than the above, there have been no significant changes in our internal controls over financial reporting that occurred during the fiscal year ended December 31, 2021 that have materially or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this part is hereby incorporated by reference from our definitive proxy statement for our 2022 annual meeting of stockholders which will be filed with the SEC within 120 days after the close of our fiscal year.

ITEM 11 - EXECUTIVE COMPENSATION

Information required by this part is hereby incorporated by reference from our definitive proxy statement for our 2022 annual meeting of stockholders which will be filed with the SEC within 120 days after the close of our fiscal year.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this part is hereby incorporated by reference from our definitive proxy statement for our 2022 annual meeting of stockholders which will be filed with the SEC within 120 days after the close of our fiscal year.

ITEM 13 – CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this part is hereby incorporated by reference from our definitive proxy statement for our 2022 annual meeting of stockholders which will be filed with the SEC within 120 days after the close of our fiscal year.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this part is hereby incorporated by reference from our definitive proxy statement for our 2022 annual meeting of stockholders which will be filed with the SEC within 120 days after the close of our fiscal year.

PART IV

Item 15. Exhibits and Consolidated Financial Statement Schedules

(a) (1) and (2). Financial Statements.

See Index to Financial Statements under Item 8 in Part II hereof where these documents are listed. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a) (3). Exhibits.

The following is a list of exhibits:

ITEM 15 – EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES *

(a)		Consolidated Financial Statements, Schedules and Exhibits:

	(1), (2)	The Consolidated Financial Statements and required schedules are indexed on page F-1.

	(3)	Exhibits required by the Exhibit Table of Item 601 of SEC Regulation S-K. (Exhibit numbers refer to numbers in the Exhibit Table of Item 601.)

	2.1	Separation and Distribution Agreement by and between Zoom Technologies, Inc. and the Company (incorporated by reference to Annex B of the Preliminary Proxy Statement filed by Zoom Technologies, Inc. on May 13, 2009).*

	2.2	Agreement and Plan of Merger, dated as of November 12, 2020, by and among the Company, Elm Acquisition Sub, Inc., Zoom Connectivity, Inc. and the Representative named therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on November 13, 2020).*

	3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed by the Company on September 4, 2009).*

	3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on November 18, 2015).*

	3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by the Company on November 18, 2015).*

	3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on July 30, 2019).*

	3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on June 4, 2021).*

	3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by the Company on June 4, 2021).*

	3.7	Certificate of Correction of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K/A filed by the Company on June 30, 2021).*

	3.8	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on July 23, 2021).*

	3.9	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on June 30, 2021).*

	4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Form S-1 filed by the Company on July 26, 2021).*

	10.1	License Agreement, dated as of May 13, 2015, by and between the Company and Motorola Mobility LLC (incorporated by reference to Exhibit 10.3 to the Form 10-Q/A filed by the Company on December 6, 2016).*†

	10.2	Amendment to License Agreement, dated as of August 16, 2016, by and between the Company and Motorola Mobility LLC (incorporated by reference to Exhibit 10.4 to the Form 10-Q/A filed by the Company on December 6, 2016).*†

	10.3	Amendment to License Agreement, dated as of August 21, 2017, by and between the Company and Motorola Mobility LLC (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by the Company on November 9, 2017).*†

10.4	Amendment to License Agreement, dated as of March 27, 2020, by and between the Company and Motorola Mobility LLC (incorporated by reference to Exhibit 10.19 to the Form 10-K/A filed by the Company on April 29, 2020).*††

10.5	Stock Purchase Agreement, dated as of May 3, 2019, by and between the Company and the Investors listed therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on May 6, 2019).*

10.6	License Agreement, dated as of March 27, 2020, by and between the Company, MTRLC LLC and Motorola Mobility LLC (incorporated by reference to Exhibit 10.19 to the Form 10-K/A filed by the Company on April 29, 2020).*††

10.7	Stock Purchase Agreement, dated as of May 26, 2020, by and between the Company and the Investors listed therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on May 27, 2020).*

10.8	Standstill and Voting Agreement, dated as of October 9, 2020, by and among the Company, Zulu Holdings LLC and Jeremy P. Hitchcock (incorporated by reference to Exhibit 99.1 to the Form 8-K filed by the Company on October 13, 2020).*

10.9	Employment Agreement, dated as of May 22, 2019, by and between Zoom Connectivity, Inc. and Graham Chynoweth (incorporated by reference to Exhibit 10.28 to the Form 10-K/A filed by the Company on April 30, 2021).*+

10.10	Assignment and Amendment of Employment Agreement, dated as of December 4, 2020, by and among Graham Chynoweth, the Company and Zoom Connectivity, Inc. (incorporated by reference to Exhibit 10.27 to the Form 10-K/A filed by the Company on April 30, 2021).*+

10.11	Amendment to Employment Agreement, dated as of March 2, 2022, by and among Graham Chynoweth, the Company and Minim, Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company on March 4, 2022).*+

10.12	Employment Agreement, dated as of December 4, 2020, by and between the Company and Sean Doherty (incorporated by reference to Exhibit 10.29 to the Form 10-K/A filed by the Company on April 30, 2021).*+

10.13	Transition and Separation Agreement, dated as of December 22, 2021, by and between the Company and Sean Doherty (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on December 22, 2022).*

10.14	Employment Agreement, dated as of December 4, 2020, by and between the Company and Nicole Zheng (incorporated by reference to Exhibit 10.30 to the Form 10-K/A filed by the Company on April 30, 2021).*+

10.15	Employment Agreement, dated as of March 2, 2022, by and between the Company and John Lauten (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on March 4, 2022).*+

10.16	Employment Agreement, dated as of March 21, 2022, by and between the Company and Mehul Patel (incorporated by reference to Exhibit 10.1 to the Form 8-K/A filed by the Company on March 24, 2022).*+

10.17	Form of Severance Agreement (incorporated by reference to Exhibit 10.1 of to the Form 8-K/A filed by the Company on October 27, 2021).*+

10.18	Minim, Inc. 2021 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on November 16, 2021).*+

10.19	Minim, Inc. 2021 Non-Employee Directors Compensation Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on November 16, 2021).*+

10.20	Form of Executive Officer Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on November 16, 2021).*+

10.21	Form of Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Company on November 16, 2021).*+

10.22	Inducement Award Agreement for Restricted Stock Units, by and between the Company and Bill Wallace, dated as of December 6, 2021 (incorporated by reference to Exhibit 99.1 to the Form S-8 filed by the Company on December 16, 2021).* +

10.23	Minim, Inc. 2019 Stock Option Plan (incorporated by reference to Appendix D to the Definitive Proxy Statement filed by the Company on May 28, 2019).*+

10.24	Minim, Inc. 2019 Directors Stock Option Plan (incorporated by reference to Appendix C to the Definitive Proxy Statement filed by the Company on May 28, 2019).*+

10.25	Loan and Security Agreement, dated as of March 12, 2021, by and between the Company and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on March 15, 2021).*

10.26	First Amendment to Loan and Security Agreement, dated as of November 1, 2021, by and among Silicon Valley Bank, the Company and Zoom Connectivity, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on November 2, 2021).*

10.27	Form of Underwriting Agreement (incorporated by reference to Exhibit 1.1 of Amendment No. 1 to Form S-1 filed by the Company on July 26, 2021).*

10.28	Trademark Acquisition Agreement, dated as of August 11, 2021, by and between the Company and Zoom Video Communications, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on August 16, 2021).*†

10.29	Settlement Agreement, dated as of August 20, 2021, by and among the Company, Jeremy Hitchcock and Eric Griffith (incorporated by reference to Exhibit 99.2 of Amendment No. 14 to Schedule 13D filed on August 20, 2021).*

16.1	Letter from Marcum LLP, dated as of April 15, 2021 (incorporated by reference to Exhibit 16.1 to the Form 8-K filed by the Company on April 15, 2021).*

21.1	Subsidiaries.**

23.1	Consent of Independent Registered Public Accounting Firm (RSM US LLP).**

23.2	Consent of Independent Registered Public Accounting Firm(Marcum LLP)**

31.1	CEO Rule 13a-14(a)/15d-14(a) Certification.**

31.2	CFO Rule 13a-14(a)/15d-14(a) Certification.**

32.1	CEO Section 1350 Certification.**†††

32.2	CFO Section 1350 Certification.**†††

101.INS	Inline XBRL Instance Document.**

101.SCH	Inline XBRL Taxonomy Extension Schema Document.**

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.**

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).**

*	In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

**	Filed herewith.

+	Management contract or compensatory plan, contract or arrangement.

†	Confidential portions of this exhibit have been redacted and filed separately with the SEC pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

††	Certain confidential portions of this exhibit were omitted because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

†††	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINIM, INC.
(Registrant)

Date: March 31, 2022	By:	/s/ GRAHAM CHYNOWETH
Graham Chynoweth,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Graham Chynoweth	Chief Executive Officer	March 31, 2022
Graham Chynoweth	(principal executive officer)

/s/ Dustin Tacker	Interim Chief Accounting Officer	March 31, 2022
Dustin Tacker	(principal financial and accounting officer)

/s/ Jeremy Hitchcock	Chairman of the Board	March 31, 2022
Jeremy Hitchcock

/s/ David Aronoff	Director	March 31, 2022
David Aronoff

/s/ Dan Artusi	Director	March 31, 2022
Dan Artusi

/s/ Philip Frank	Director	March 31, 2022
Philip Frank

/s/ Elizabeth Hitchcock	Director	March 31, 2022
Elizabeth Hitchcock

/s/ Josh Horowitz	Director	March 31, 2022
Josh Horowitz

/s/ Sandra Howe	Director	March 31, 2022
Sandra Howe

