Form 10-Q
period 2022-03-31
MINIM, INC.
filed 2022-05-12
CIK 1467761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of May 10, 2022, was 46,296,965 shares.

MINIM, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MINIM, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2022 (Unaudited)	December 31, 2021

ASSETS
Current assets
Cash and cash equivalents	$10,048,871	$12,570,445
Restricted cash	500,000	500,000
Accounts receivable, net of allowance of doubtful accounts of $246,534 and $236,819 as of March 31, 2022 and December 31, 2021, respectively	5,202,262	4,880,663
Inventories, net	29,957,158	32,503,214
Prepaid expenses and other current assets	641,374	587,885
Total current assets	46,349,665	51,042,207

Equipment, net	805,679	762,818
Operating lease right-of-use assets, net	195,821	241,626
Goodwill	58,872	58,872
Intangible assets, net	232,312	262,698
Other assets	645,557	544,738
Total assets	$48,287,906	$52,912,959

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank credit line	$7,071,901	$5,065,074
Accounts payable	8,208,513	12,458,246
Current maturities of government loan	7,731	34,237
Current maturities of operating lease liabilities	123,891	143,486
Accrued expenses	4,749,664	5,279,917
Deferred revenue, current	404,453	291,296
Total current liabilities	20,566,153	23,272,256

Operating lease liabilities, less current maturities	72,198	98,811
Deferred revenue, noncurrent	427,571	443,452
Total liabilities	21,065,922	23,814,519

Commitments and Contingencies (Note 6)

Stockholders’ equity
Preferred Stock, authorized: 2,000,000 shares at $0.01 par value; 0 shares issued and outstanding	—	—
Common Stock, authorized: 60,000,000 shares at $0.01 par value; issued and outstanding: 46,065,817 shares at March 31, 2022 and 45,885,043 shares at December 31, 2021 respectively	460,657	458,850
Additional paid-in capital	89,973,510	89,313,273
Accumulated deficit	(63,212,183)	(60,673,683)
Total stockholders’ equity	27,221,984	29,098,440
Total liabilities and stockholders’ equity	$48,287,906	$52,912,959

See accompanying notes to consolidated financial statements.

MINIM, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Net sales	$13,299,255	$15,017,574
Cost of goods sold	9,108,018	9,913,784
Gross profit	4,191,237	5,103,790

Operating expenses:
Selling and marketing	3,652,026	3,173,950
General and administrative	1,451,032	1,077,368
Research and development	1,542,582	1,388,170
Total operating expenses	6,645,640	5,639,488
Operating loss	(2,454,403)	(535,698)

Other income (expense):
Interest expense, net	(78,097)	(28,322)
Gain on forgiveness of debt (Note 5)	—	20,000
Total other income (expense)	(78,097)	(8,322)

Loss before income taxes	(2,532,500)	(544,020)

Income tax provision	6,000	1,500
Net loss	$(2,538,500)	$(545,520)

Basic and diluted net loss per share	$(0.06)	$(0.02)

Weighted average common and common equivalent shares: Basic and diluted	46,003,232	35,254,243

See accompanying notes to consolidated financial statements.

MINIM, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

For the three months ended March 31, 2022

	Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2021	45,885,043	$458,850	$89,313,273	$(60,673,683)	$29,098,440

Net loss	—	—	—	(2,538,500)	(2,538,500)
Stock option exercises	180,774	1,807	97,362	—	99,169
Stock-based compensation	—	—	562,875	—	562,875
Balance at March 31, 2022	46,065,817	$460,657	$89,973,510	$(63,212,183)	$27,221,984

For the three months ended March 31, 2021

	Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2020	35,074,922	$350,749	$64,526,664	$(57,086,943)	$7,790,470

Net loss	—	—	—	(545,520)	(545,520)
Stock option exercises	287,932	2,879	376,268	—	379,147
Stock-based compensation	—	—	404,718	—	404,718
Balance at March 31, 2021	35,362,854	$353,628	$65,307,650	$(57,632,463)	$8,028,815

See accompanying notes to consolidated financial statements.

MINIM, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows used in operating activities:
Net loss	$(2,538,500)	$(545,520)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	130,727	167,293
Amortization of right-of-use assets	45,805	18,916
Amortization of debt issuance costs	17,605	2,418
Amortization of sales contract costs	9,605	5,566
Stock based compensation	562,875	404,718
Provision for accounts receivable allowances	9,714	—
Provision for inventory reserves	40,266	—
Non-cash loan forgiveness	—	(20,000)
Changes in operating assets and liabilities:
Accounts receivable	(331,313)	557,314
Inventories	2,505,790	(1,479,232)
Prepaid expenses and other current assets	(53,489)	(3,624)
Other assets	17,778	(110,447)
Accounts payable	(4,179,887)	(1,365,295)
Accrued expenses	(600,100)	(2,811,777)
Deferred revenue	97,276	228,436
Operating lease liabilities	(46,208)	(18,513)
Net cash used in operating activities	(4,312,056)	(4,969,747)

Cash flows from investing activities:
Purchases of equipment	(115,103)	(257,563)
Certification costs capitalized	(156,300)	—
Net cash used in investing activities	(271,403)	(257,563)

Cash flows from financing activities:
Net proceeds from the SVB bank credit line	1,989,222	7,009,270
Repayment of the Rosenthal bank credit line	—	(2,442,246)
Costs associated with bank credit line	—	(92,905)
Repayment of government loan	(26,506)	—
Proceeds from stock option exercises	99,169	379,147
Net cash provided by financing activities	2,061,885	4,853,266

Net decrease in cash and cash equivalents	(2,521,574)	(374,044)
Cash, cash equivalents, and restricted cash - Beginning	13,070,445	1,571,757

Cash, cash equivalents, and restricted cash - Ending	$10,548,871	$1,197,713

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$78,331	$25,945
Income taxes	$6,000	$1,500

Cash is reported on the consolidated statements of cash flows as follows:

Cash and cash equivalents	$10,048,871	$397,713
Restricted cash	500,000	800,000
Total cash, cash equivalents and restricted cash	$10,548,871	$1,197,713

See accompanying notes to consolidated financial statements.

MINIM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1) NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Minim, Inc. and its wholly owned subsidiaries, Cadence Connectivity, Inc., MTRLC LLC, and Minim Asia Private Limited, are herein collectively referred to as “Minim” or the “Company”. The Company delivers intelligent networking products that reliably and securely connect homes and offices around the world. We are the exclusive global license holder to the Motorola brand for home networking hardware. The Company designs and manufactures products including cable modems, cable modem/routers, mobile broadband modems, wireless routers, Multimedia over Coax (“MoCA”) adapters and mesh home networking devices. Our AI-driven cloud software platform and applications make network management and security simple for home and business users, as well as the service providers that assist them— leading to higher customer satisfaction and decreased support burden.

On January 21, 2022, Zoom Connectivity, Inc. filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Certificate of Incorporation to change its legal corporate name from “Zoom Connectivity, Inc.” to “Cadence Connectivity, Inc.”, effective as of January 21, 2022.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (“GAAP”) can be condensed or omitted. In the opinion of management, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position and operating results. All intercompany balances and transactions have been eliminated in consolidation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The results of the Company’s operations can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year or any future periods.

Certain prior year amounts have been reclassified to conform to the current year presentation. None of the reclassifications impacted the consolidated statements of operations for the three- month period ended March 31, 2021.

Liquidity

The Company’s operations have historically been financed through the issuance of common stock and borrowings. Since inception, the Company has incurred significant losses and negative cash flows from operations. During the three months ended March 31, 2022, the Company incurred a net loss of $2.5 million and had negative cash flows from operating activities of $4.3 million. As of March 31, 2022, the Company had an accumulated deficit of $63.2 million and cash and cash equivalents of $10.0 million. The Company believes it has sufficient resources through its cash and cash equivalents, other working capital and borrowings under its SVB line-of-credit to continue as a going concern through at least one year from the issuance of these financial statements.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2021. The Company’s significant accounting policies did not change during the three months ended March 31, 2022.

Recently Adopted Accounting Standards

None

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

(3) REVENUE AND OTHER CONTRACTS WITH CUSTOMERS

Revenue is recognized for each distinct performance obligation as control is transferred to the customer. Revenue attributable to hardware products bundled with Software-as-a-Service (“SaaS”) offerings are recognized at the time control of the product transfers to the customer. The transaction price allocated to the SaaS offering is recognized ratably beginning when the customer is expected to activate their account and over a three-year period that the Company has estimated based on the expected replacement of the hardware.

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

The Company applies a practical expedient to expense costs as incurred for costs to obtain a contract when the amortization period is one year or less. These costs include sales commissions on SaaS contracts with a contract period of one year or less as sales commissions on contract renewals are commensurate with those paid on the initial contract.

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

The following table reflects the contract balances as of the periods ended:

	March 31,	December 31,
	2022	2021

Accounts receivable	$5,202,262	$4,880,663
Deferred revenue, current	$404,453	$291,296
Deferred revenue, noncurrent	$427,571	$443,452

During the three months ended March 31, 2022, the change in contract balances was as follows:

Balance at December 31, 2021	$734,748
Billings	177,759
Revenue recognized	(80,483)
Balance at March 31, 2022	$832,024

Disaggregation of Revenue

The following table sets forth our revenues by distribution channel:

	Three Months Ended March 31,
	2022	2021
Retailers	$12,341,289	$13,791,518
Distributors	307,207	913,150
Other	650,759	312,906
	$13,299,255	$15,017,574

The following table sets forth our revenues by product:

	Three Months Ended March 31,
	2022	2021
Cable modems & gateways	$12,883,047	$14,587,090
Other networking products	272,566	305,812
SaaS	143,642	124,672
	$13,299,255	$15,017,574

(4) BALANCE SHEET COMPONENTS

Inventories

Inventories, net consists of the following:

	March 31, 2022	December 31, 2021
Raw materials	$1,601,870	$1,047,156
Finished goods	28,355,288	31,456,058
	$29,957,158	$32,503,214

Finished goods includes consigned inventory held by our customers of $4.8 million and $4.5 million at March 31, 2022 and December 31, 2021, respectively and includes in-transit inventory of $2.2 million and $6.3 million at March 31, 2022 and December 31, 2021, respectively. The Company reviews inventory for obsolete and slow-moving products each quarter and makes provisions based on its estimate of the probability that the material will not be consumed or that it will be sold below cost. The inventory reserves were $311 thousand and $275 thousand as of March 31, 2022 and December 31, 2021, respectively.

Accrued expenses

Accrued expenses consist of the following:

	March 31, 2022	December 31, 2021
Inventory purchases	$164,545	$287,571
Payroll & related benefits	300,595	210,495
Professional fees	319,758	229,597
Royalty costs	1,649,999	1,588,025
Sales allowances	1,397,104	1,958,050
Sales and use tax	55,819	50,916
Other	861,844	955,263
	$4,749,664	$5,279,917

(5) BANK CREDIT LINES AND GOVERNMENT LOANS

Bank Credit Line

On December 18, 2012, the Company entered into a Financing Agreement with Rosenthal & Rosenthal, Inc. (the “Financing Agreement”). The Financing Agreement, as amended, provided for up to $5.0 million of revolving credit, subject to a borrowing base formula and other terms and conditions as specified therein.

On March 12, 2021, the Company terminated its Financing Agreement with Rosenthal & Rosenthal and entered into a loan and security agreement with Silicon Valley Bank (the “SVB Loan Agreement”). On November 1, 2021, the Company entered into the First Amendment to the SVB Loan Agreement. The SVB Loan Agreement, as amended, provides for a revolving facility up to a principal amount of $25.0 million, which is subject to a borrowing base formula. The SVB Loan Agreement matures, and all outstanding amounts become due and payable on November 1, 2023. The SVB Loan Agreement is secured by substantially all the Company’s assets but excludes the Company’s intellectual property. All other substantial terms, including the commercial credit card line of $1.0 million, of the SVB Loan Agreement remain unchanged.

The Company incurred $143 thousand of origination costs in connection with the SVB Loan Agreement. These origination costs were recorded as debt discount and are being expensed over the remaining term of the SVB Loan Agreement. Amortization of debt issuance costs was $18 thousand and $2 thousand in the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, the Company had $7.1 million outstanding, which is net of origination costs of $84 thousand, on its SVB Loan, with availability of $1.1 million. The interest rate was 4.5% as of March 31, 2022.

Government Loans

On April 15, 2020, the Company entered into a note payable with Primary Bank, a bank under the Small Business Administration (“SBA”), Paycheck Protection Program (“PPP”), in the amount of $583 thousand, which matures on April 15, 2022. Under the terms of the PPP note, the Company was able to apply for and receive forgiveness of $513 thousand of the original principal balance in 2020.

In February 2021, the Company received an additional forgiveness of $20 thousand related to the Economic Injury Disaster Loan Advance received with the PPP note.

(6) COMMITMENTS AND CONTINGENCIES

(a) Lease Obligations

The Company has entered into agreements to lease its warehouses and distribution centers and certain office space under operating leases. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. Right-of-use (“ROU”) assets and lease liabilities are recorded on the balance sheet for all leases, except leases with an initial term of 12 months or less.

The components of lease costs were as follows:

	Three Months ended March 31,
	2022	2021

Operating lease costs	$48,231	$20,774
Short-term lease costs	—	29,764
Total lease costs	$48,231	$50,538

The weighted-average remaining lease term and discount rate were as follows:

	Three Months ended March 31,
	2022	2021
Operating leases:
Weighted average remaining lease term (years)	1.5	1.1
Weighted average discount rate	5.6%	9.0%

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Three Months ended March 31,
	2022	2021
Operating cash flow information:
Amounts included in measurement of lease liabilities	$48,632	$20,372
Non-cash activities:
ROU asset obtained in exchange for lease liability	$—	$—

The maturity of the Company’s operating lease liabilities as of March 31, 2022 were as follows:

Years ended December 31,
2022 (remainder)	$101,487
2023	100,673
Total lease payments	$202,160
Less: imputed interest	(6,071)
Present value of operating lease liabilities	$196,089
Operating lease liabilities, current	$123,891
Operating lease liabilities, noncurrent	$72,198

The lease extension for the Canton, MA office that was executed in December 2021 is not included in the operating lease liabilities because the commencement date begins on June 1, 2022. The operating lease payments are $32 thousand, $55 thousand, and $23 thousand for the years ending December 31, 2022, 2023, and 2024, respectively. These payments are off-balance sheet obligations until the commencement date of June 1, 2022.

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

In connection with the License Agreement, the Company has committed to reserve a certain percentage of wholesale prices for use in advertising, merchandising and promotion of the related products. Additionally, the Company is required to make quarterly royalty payments equal to a certain percentage of the preceding quarter’s net sales with minimum annual royalty payments as follows:

Years ending December 31,
2022 (remaining)	$4,950,000
2023	6,850,000
2024	7,100,000
2025	7,100,000
Total	$26,000,000

Royalty expense under the License Agreement was $1.6 million for the three months ended March 31, 2022 and 2021 and is included in selling and marketing expenses on the accompanying consolidated statements of operations.

(c) Contingencies

The Company is party to various lawsuits and administrative proceedings arising in the ordinary course of business. The Company evaluates such lawsuits and proceedings on a case-by-case basis, and its policy is to vigorously contest any such claims which it believes are without merit.

The Company reviews the status of its legal proceedings and records a provision for a liability when it is considered probable that both a liability has been incurred and the amount of the loss can be reasonably estimated. This review is updated periodically as additional information becomes available. If both of the criteria are not met, the Company reassesses whether there is at least a reasonable possibility that a loss, or additional losses, may be incurred. If there is a reasonable possibility that a loss may be incurred, the Company discloses the estimate of the amount of the loss or range of losses, that the amount is not material, or that an estimate of the loss cannot be made. At March 31, 2022, the Company is not currently a party to any legal proceedings that, if determined adversely to the Company, in management’s opinion, are currently expected to individually or in the aggregate have a material adverse effect on the Company’s business, operating results or financial condition taken as a whole. The Company expenses its legal fees as incurred.

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

(7) SIGNIFICANT CUSTOMER AND DEPENDENCY ON KEY SUPPLIERS

Relatively few companies account for a substantial portion of the Company’s revenues. In the three months ended March 31, 2022, two companies accounted for 10% or greater individually and 90% in the aggregate of the Company’s total net sales. At March 31, 2022, two companies with an accounts receivable balance of 10% or greater individually accounted for a combined 88% of the Company’s accounts receivable. In the three months ended March 31, 2021, two companies accounted for 10% or greater individually and 88% in the aggregate of the Company’s total net sales. At March 31, 2021, three companies with an accounts receivable balance of 10% or greater individually accounted for a combined 87% of the Company’s accounts receivable.

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

The Company depends on many third-party suppliers for key components contained in its product offerings. For some of these components, the Company may only use a single source supplier, in part due to the lack of alternative sources of supply. During the three months ended March 31, 2022 and 2021, the Company had two suppliers and one supplier, respectively, that provided 99% of the Company’s purchased inventory.

(8) INCOME TAXES

During the three months ended March 31, 2022, we recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated due to the uncertainty of realizing a benefit from those items.

We have evaluated the positive and negative evidence bearing upon the Company’s ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards and research and development tax credits. We considered the history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and we have concluded that it is more likely than not that we will not realize the benefits of our deferred tax assets. As a result, as of March 31, 2022 and December 31, 2021, we recorded a full valuation allowance against our net deferred tax assets.

As of March 31, 2022 and December 31, 2021, the Company had federal net operating loss carry forwards of approximately $56.6 million and $65.0 million, respectively, which are available to offset future taxable income. They are due to expire in varying amounts from 2022 to 2040. Federal net operating losses occurring after December 31, 2017, of approximated $18.0 million may be carried forward indefinitely. As of March 31, 2022 and December 31, 2021, the Company had state net operating loss carry forwards of approximately $23.3 million and $22.1 million, respectively, which are available to offset future taxable income. They are due to expire in varying amounts from 2033 through 2040. We recorded minimum state income taxes and taxes related to our operations in Mexico. For the three months ended March 31, 2022 and 2021, income tax expense was $6 thousand and $2 thousand, respectively.

(9) RELATED PARTY TRANSACTIONS

The Company leases office space located at the 848 Elm Street, Manchester, NH. The landlord is an affiliate entity owned by Mr. Hitchcock. The two-year facility lease agreement was effective from August 1, 2019, to July 31, 2021 and has been extended to July 31, 2022. The facility lease agreement provides for 2,656 square feet at an aggregate annual rental price of $30 thousand. Rent expense was $8 thousand for the three months ended March 31, 2022 and 2021.

(10) EARNINGS (LOSS) PER SHARE

Net loss per share for the three months ended March 31, 2022 and 2021, respectively, are as follows:

	Three Months ended March 31,
	2022	2021
Numerator:
Net loss	$(2,538,500)	$(545,520)

Denominator:
Weighted average common shares – basic	46,003,232	35,254,243
Effect of dilutive common share equivalents	—	—
Weighted average common shares – dilutive	46,003,232	35,254,243

Basic and diluted net loss per share	$(0.06)	$(0.02)

Diluted loss per common share for the three months ended March 31, 2022 and 2021 excludes the effects of 249,524 and 1,679,375 common share equivalents, respectively, since such inclusion would be anti-dilutive. The common share equivalents consist of shares of common stock issuable upon exercise of outstanding stock options.

(11) SUBSEQUENT EVENTS

On April 25, 2022, Minim, Inc. (Minim or “the “Company”), received a letter (the “Notification Letter”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that the minimum closing bid price per share for its ordinary shares was below $1.00 for a period of 30 consecutive business days and that the Company did not meet the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2). The Notification Letter has no immediate effect on the listing or trading of the Company’s ordinary shares on the Nasdaq Capital Market.

Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company has a compliance period of 180 calendar days, or until October 24, 2022 (the “Compliance Period”), to regain compliance with Nasdaq’s minimum bid price requirement. If at any time during the Compliance Period, the closing bid price per share of the Company’s ordinary shares is at least $1.00 for a minimum of 10 consecutive business days, Nasdaq will provide the Company a written confirmation of compliance and the matter will be closed.

In the event the Company does not regain compliance by October 24, 2022, the Company may be eligible for an additional 180 calendar day period to regain compliance. To qualify, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period, including by effecting a reverse stock split, if necessary. If the Company chooses to implement a reverse stock split, it must complete the split no later than ten business days prior to October 24, 2022, or the expiration of the second compliance period if granted.

On April 28, 2022, the Company filed a Form 8-K announcing the receipt of the Notification Letter.

The Company has evaluated subsequent events from March 31, 2022 through the date of this filing and has determined that there are no such events, other than those noted above, requiring recognition or disclosure in the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Risk Factors” in Part II, Item 1A and elsewhere in this Quarterly Report on Form 10-Q, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend that these forward-looking statements be subject to the safe harbor created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” “future,” “potential,” “target,” “seek,” “continue,” “if” or other similar words. Forward-looking statements include statements regarding our strategies as well as (1) our ability to predict revenue and reduce costs related to our products or service offerings, (2) our ability to effectively manage our sales channel inventory and product mix to reduce excess inventory and lost sales, (3) our ability to forecast product sales volumes and accordingly manufacture and manage inventory, (4) our ability to generate sales of Motorola brand products sufficient to make that portion of our business profitable, and retain the Motorola brand license for the Motorola brand product we produce, (5) fluctuations in the level or quality of inventory, (6) the sufficiency of our capital resources and the availability of debt and equity financing, (7) the continuing impact of uncertain global economic conditions on the demand for our products, (8) our ability to maintain and scale adequate and secure software platform infrastructure, (9) the impact of competition on demand for our products and services and (10) our competitive position.

The following discussion should be read in conjunction with the attached Unaudited Condensed Consolidated Financial Statements and notes thereto, and with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2021, found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2022. Although we believe that the assumptions underlying the forward-looking statements contained in this Quarterly Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in Part II, Item 1A hereto and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise that may arise after the date of this Quarterly Report on Form 10-Q.

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

Our cash and cash equivalents balance on March 31, 2022 was $10.0 million compared to $12.6 million on December 31, 2021. On March 31, 2022, we had $7.1 million of outstanding borrowings on our asset-based credit line with availability of $1.1 million and working capital of $25.8 million.

The Company’s ability to maintain adequate levels of liquidity depends in part on our ability to sell inventory on hand, increasing SaaS sales, and collect related receivables.

Although the Company has recently experienced losses, it has continued to experience sales growth. We have experienced six consecutive years with double-digit sales growth. In the three months ended March 31, 2022 and 2021, we generated net sales of $13.3 million and $15.0 million, respectively.

There have been no material changes due to the impact of the COVID-19 pandemic on our business from that disclosed in our most recently filed Annual Report. Our most recent Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 31, 2022 provides additional information about our business and operations.

Recent Accounting Standards

See Note 2 Summary of Significant Accounting Policies, in Notes to Unaudited Consolidated Financial Statements in Item 1 of Part 1 of this Report on 10-Q, for a full description of recent accounting standards, include the expected dates of adoption and estimated effects on the financial condition and results of operations, which are hereby incorporated by reference.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP. These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expenses during the periods presented. Management bases its estimates, assumptions and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. To the extent there are material differences between these estimates and actual results, our financial statements may be affected. Our management evaluates its estimates, assumptions and judgments on an ongoing basis.

Our critical accounting policies and estimates, which are revenue recognition, product returns, inventory valuation and costs of goods sold, and valuation of deferred tax assets are described under “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021. For the three months ended March 31, 2022, there have been no significant changes in our critical accounting policies and estimates.

Results of Operations

The following table sets forth certain financial data derived from our consolidated statements of operations for the three months ended March 31, 2022 and 2021 presented in absolute dollars and as a percentage of net sales, with dollars and percentage change period over period:

	Three Months ended March 31,				Change
	2022		2021		$	%

Net sales	$13,299	100.0%	$15,018	100.0%	$(1,719)	(11.4)%
Cost of goods sold	9,108	68.5	9,914	66.0	(806)	(8.1)
Gross profit	4,191	31.5	5,104	34.0	(913)	(17.9)
Operating expenses:
Selling and marketing	3,652	27.5	3,174	21.1	478	15.1
General and administrative	1,451	10.9	1,077	7.2	374	34.7
Research and development	1,543	11.6	1,389	9.2	154	11.1
Total operating expenses	6,646	50.0	5,640	37.6	1,006	17.8

Operating loss	(2,455)	(18.5)	(536)	(3.6)	(1,919)	(358.0)

Total other income (expense)	(78)	(0.5)	(8)	(0.1)	(70)	(875.0)

Loss before income taxes	(2,533)	(19.0)	(544)	(3.6)	(1,989)	(365.6)

Income tax provision	6	0.0	2	0.0	4	200.0

Net loss	$(2,539)	(19.1)%	$(546)	(3.6)%	$(1,993)	(365.0)%

Comparison of the three months ended March 31, 2022 to the three months ended March 31, 2021

The following table sets forth our revenues by product and the changes in revenues for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021:

	Three Months Ended
	March 31, 2022	March 31, 2021	$ Change	% Change
	(In thousands, except percentage data)
Cable modems & gateways	$12,883	$14,587	$(1,704)	(11.7)%
Other networking products	272	306	(34)	(11.1)%
SaaS	144	125	19	15.2%
Total	$13,299	$15,018	$(1,719)	(11.4)%

The majority of the Company’s revenues by geographic area are earned in North America for the three months ended March 31, 2022 and 2021.

Net Sales

Our total net sales decreased year-over-year by $1.7 million or 11.4%. The decrease in net sales is directly attributable to decreased sales of Motorola branded cable modems and gateways. In both 2022 and 2021, we primarily generated our sales by selling cable modems and gateways. Sales related to SaaS offerings were $144 thousand and $125 in the three months ended March 31, 2022 and 2021, respectively. The decrease in other category of $34 thousand in 2022 compared to 2021 is primarily due to a reduction in DSL products and a refocus on new products with growth potential outside North America as well as within new product introductions. Generally, our lower sales outside North America reflect the fact that cable modems are sold successfully through retailers in the U.S. but not in most countries outside the U.S., due primarily to variations in government regulations.

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

The decrease in gross profit was attributable to sales growth of Motorola branded cable modems and gateways, including intelligent networking products that include the Minim software. We outsource our manufacturing, warehousing and distribution logistics. We believe this outsourcing strategy allows us to better manage our product costs and gross margin. Our gross margin can be affected by a number of factors, including fluctuation in foreign exchange rates, sales returns, changes in average selling prices, end-user customer rebates and other channel sales incentives, changes in our cost of goods sold due to fluctuations and increases in prices paid for components, overhead costs, inbound freight and duty/tariffs, conversion costs, and charges for excess or obsolete inventory.

The following table presents net sales and gross margin, for the periods indicated:

	Three Months ended March 31,
	2022	2021	$ Change	% Change

Net sales	$13,299	$15,018	$(1,719)	(11.4)%
Gross margin	31.5%	34.0%

Gross profit and gross margin decreased in the three months ended March 31, 2022, compared to the three months ended in the prior fiscal year period, primarily due to higher component material costs that were partially offset by increased sales prices of our products.

For the remainder of fiscal 2022, we expect gross margin to be subject to similar variabilities experienced in fiscal 2021. In 2021, we experienced meaningful increase in costs for sea freight transportation as well as costs of materials and components for our products. We expect these costs to remain elevated for the foreseeable future. We continue to experience disruptions from the pandemic, with manufacturing partners being affected by factory uptime, scarcity of materials and components and limited capacity to transport cargo via sea and air. These disruptions have increased the length of time taken between order to production and transportation of inventory. If such disruptions become more widespread, they could significantly affect our ability to fulfill the demand for our products. Forecasting gross margin percentages is difficult, and there are several risks related to our ability to maintain or improve our current gross margin levels. Our cost of goods sold as a percentage of net sales can vary significantly based upon factors such as: uncertainties surrounding revenue volumes, including future pricing and/or potential discounts as a result of the economy, competition, the timing of sales, and related production level variances; import customs duties and imposed tariffs; changes in technology; changes in product mix; expenses associated with writing off excessive or obsolete inventory; fluctuations in freight costs; manufacturing and purchase price variances; and changes in prices on commodity components.

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

	Three Months ended March 31,
	2022	2021	Change	% Change
Selling and marketing	$3,652	$3,174	$478	15.1%

Selling and marketing expenses increased in the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, primarily due to an increase in marketing program campaigns of $244 thousand, Motorola royalty fees of $62 thousand, and software subscriptions of $58 thousand.

For the remainder of fiscal 2022, we expect our selling and marketing expenses as a percentage of net sales in fiscal 2022 to be similar to fiscal 2021 levels. Expenses may fluctuate depending on sales levels achieved as certain expenses, such as commissions, are determined based upon the net sales achieved. Forecasting selling and marketing expenses is highly dependent on expected net sales levels and could vary significantly depending on actual net sales achieved in any given quarter. Marketing expenses may also fluctuate depending upon the timing, extent and nature of marketing programs.

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

	Three Months ended March 31,
	2022	2021	$ Change	% Change
General and administrative	$1,451	$1,077	$374	34.7%

General and administrative expenses increased $374 thousand primarily due to an increase in personnel expenses of $276 thousand, director fees of $143 thousand, and software subscriptions of $83 thousand, partially offset by a decrease in professional fees of $174 thousand.

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

	Three Months ended March 31,
	2022	2021	$ Change	% Change
Research and development	$1,543	$1,389	$154	11.1%

The increase of $154 thousand was primarily due to personnel expenses of $220 thousand and increased contract labor, partially offset by a decrease in certification costs of $66 thousand.

We believe that innovation and technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies, products and services. We continue to invest in research and development to expand our hardware product offerings focused on premium WiFi 6E, WiFi 6, and software solutions. For the remainder of fiscal 2022, we expect research and development expenses as a percentage of net sales in fiscal 2022 to be in line with or slightly above fiscal 2021 levels. Research and development expenses may fluctuate depending on the timing and number of development activities and could vary significantly as a percentage of net sales, depending on actual net sales achieved in any given year.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents and borrowings under our SVB line-of-credit. As of March 31, 2022, we had cash and cash equivalents of $10.0 million as compared to $12.6 million on December 31, 2021. On March 31, 2022, we had $7.1 million of borrowings outstanding and $1.1 million available on our $25.0 million SVB line-of-credit and working capital of $25.8 million. We have funded our operations and investing activities primarily through borrowings on our line of credit, the sale of assets and the sale of our common stock.

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

Cash Flows

The following table presents our cash flows for the periods presented:

	Three Months ended March 31,
	2022	2021
Cash used in operating activities	$(4,312)	$(4,970)
Cash used in investing activities	(271)	(257)
Cash provided by financing activities	2,061	4,853
Net decrease in cash and cash equivalents	$(2,522)	$(374)

Cash Flows from Operating Activities. Cash used in operating activities of $4.3 million for 2022 reflected our net loss of $2.5 million, adjusted for non-cash expenses, consisting primarily of $563 thousand of stock-based compensation expense. Uses of cash included a decrease in accounts payable of $4.2 million and a decrease in accrued expenses $600 thousand. Sources of cash included primarily a decrease of inventories of $2.5 million.

Cash used in operating activities of $5.0 million for 2021 reflected our net loss of $546 thousand, adjusted for non-cash expenses, consisting primarily of stock-based compensation expense of $405 thousand. Uses of cash include an increase in inventories of $1.5 million and decreases in accounts payable of $1.4 million and accrued expenses of $2.8 million.

Cash Flows from Investing Activities. In 2022, $115 thousand was used to purchase equipment and $156 thousand was used for certification costs.

In 2021, cash of $257 thousand was used to purchase equipment.

Cash Flows from Financing Activities. Cash provided by financing activities in 2022 consisted of a source of cash of $2.0 million from borrowings under our SVB line-of-credit, and $99 thousand in proceeds from the exercise of common stock options.

Cash provided by financing activities in 2021 consisted of a source of cash of $7.0 million from borrowings under our SVB line-of-credit, and $379 thousand in proceeds from the exercises of common stock options. Uses of cash include the repayment of the Rosenthal & Rosenthal, Inc. line-of-credit of $2.4 million.

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

At March 31, 2022, we believe our current cash and cash equivalents, other working capital and borrowings under our SVB line-of-credit will be sufficient to fund working capital requirements, capital expenditures and operations during the next twelve months. We intend to retain any future earnings to support operations and to finance the growth and development of our business, and we do not anticipate paying any dividends in the foreseeable future.

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

At March 31, 2022, we have Federal and state net operating loss carry forwards of approximately $56.6 million and $23.3 million, respectively, available to reduce future taxable income. A valuation allowance has been established for the full amount of deferred income tax assets as management has concluded that it is more-likely than-not that the benefits from such assets will

Commitments and Contractual Obligations

During the three months ended March 31, 2022, except as otherwise disclosed in this Form 10-Q, there were no material changes to our capital commitments and contractual obligations from those disclosed in our Form 10-K for the year ended December 31, 2021.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of March 31, 2022. See Note 6 to the accompanying consolidated financial statements for additional disclosure.

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

In connection with the preparation of this Quarterly Report on the Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2022. Based upon that evaluation and other than as disclosed herein, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

During our preparation of our Annual Report on Form 10-K for the year ended December 31, 2021, we identified a material weakness with financial reporting to account for inventory transactions. This material weakness could result in the Company incorrectly reporting its inventory. To remediate the material weakness, the Company is instituting reporting enhancements within its accounting system, standardized and timely account reconciliations, and independent and regular reviews by the finance department to ensure the Company inventory records are complete and accurate. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed before the end of 2022.

Other than as disclosed herein, there were no changes in our internal control over financial reporting during the three months ended March 31, 2022 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors set forth in our 2021 Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022, which includes a detailed discussion of our risk factors in Part I, “Item 1A. Risk Factors”, which discussion is hereby incorporated by reference into this Part II, Item 1A. Our Risk Factors could materially affect our business, financial position, or future results of operations. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or future results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description

3.1	Amended and Restated By-Laws of Minim, Inc., adopted and effective April 13, 2022 (incorporated by reference to Exhibit 3.1 to Minim, Inc. Current Report on Form 8-K filed by the Company on April 15, 2022).
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

**	Compensation Plan or Arrangement.

†	In accordance with Item 601(b)(32)(ii) of Regulation S-K, the certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINIM, INC. (Registrant)

Date: May 12, 2022	By:	/s/ MEHUL PATEL
Mehul Patel Chief Financial Officer (on behalf of Registrant and as Principal Financial Officer)

