Form 10-K/A
period 2021-12-31
MINIM, INC.
filed 2022-08-19
CIK 1467761

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of August 19, 2022 was 46,504,232 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of Item 1 of Part 1, certain parts of Part 5, and Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K/A incorporate information by reference from the definitive proxy statement for our 2022 annual meeting of stockholders. The definitive proxy statement was filed on May 5, 2022. Except with respect to the information specifically incorporated by reference in this Form 10-K/A, the Proxy Statement is not deemed to be filed as part hereof.

EXPLANATORY NOTE

Overview

Minim, Inc. (“Minim”, the “Company”, “we”, “our” and similar terms) is filing this Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 to amend and restate certain items presented in our Annual Report on Form 10-K for the year ended December 31, 2021 which was initially filed with the Securities and Exchange Commission (“SEC”) on March 31, 2022 (the “Original Form 10-K”).

The Form 10-K/A contains our audited restated annual financial statements as of and for the years ended December 31, 2021 and 2020. This Form 10-K/A includes a restatement of our consolidated balance sheet as of December 31, 2021 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. There are no changes to the financial statements for the year ended December 31, 2020. This Form 10-K/A also includes amendments to:

(1) Part I, Item 1 Business,

(2) Part I, Item 1A, Risk Factors,

(3) Part I, Item 3, Legal Proceedings,

(4) Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as of and for the year ended December 31, 2021,

(5) management’s determinations with respect to disclosure controls and procedures and internal control over financial reporting for the year ended December 31, 2021 contained in Part II, Item 9A, “Controls and Procedures”; and

(6) the Chief Executive Officer and Chief Financial Officer certifications in Exhibits 31.1, 31.2, and 32.1 and the financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibit 101.

We have also included the disclosures required to be included in Part III of this Form 10-K/A. Other than as described above, this Form 10-K/A does not reflect adjustments for events occurring after the filing of the Original Form 10-K except to the extent that they are otherwise required to be included and discussed herein.

See below and Part II, Item 8, Note 17, “Restatement of Previously Issued Consolidated Financial Statements” in the notes to the consolidated financial statements included in this Form 10-K/A, for a detailed discussion of the effect of the restatement on the previously issued financial statements as of and for the year ended December 31, 2021.

For the convenience of the reader, we have included all items in this Form 10-K/A which supersedes in its entirety the Original Form 10-K.

Background on the Restatement

On August 3, 2022, the Audit Committee of the Company, after consultation with the Company’s management, concluded that the following financial statements previously filed by the Company with the Securities and Exchange Commission (“SEC”) should no longer be relied upon due to errors in such financial statements relating to the recording and reporting of inventory costing, inventory reserves, and related internal controls (the “Inventory Costing Errors”):

(1) the fiscal year ended December 31, 2021; and

(2) the fiscal quarter ended March 31, 2022 (collectively, the “Non-Reliance Periods”).

Accordingly, investors should no longer rely upon the Company’s previously released financial statements for the Non-Reliance Periods and should rely instead on this 10-K/A as well as the 10-Q/A filed for the fiscal quarter ended March 31, 2022. In addition, investors should no longer rely upon earnings releases for these periods and other communications relating to these financial statements. The Company’s management identified the Inventory Costing Errors during its inventory testing procedures for the preparation of the Company’s financial statements for the quarterly period ended June 30, 2022.

The correction of the Inventory Costing Errors resulted in the determination that customer returned inventory was not properly valued and inventory for the year ended December 31, 2021 was understated by $1,912,817. The Company, upon conducting an analysis of the impact of insufficient reserves on previously reported financial results in conjunction with the customer returned inventory error, determined that the inventory reserves for the year ended December 31, 2021 were understated by $524,744. The aggregate net impact of the Inventory Costing Errors to the year ended December 31, 2021 increases inventory and reduces net loss by $1,388,073.

The Inventory Costing Errors did not impact the year ended December 31, 2020.

The foregoing changes will not have any impact on the Company’s cash position, cash flows, revenues or liquidity and does not affect compliance with the financial covenants contained in the Company’s credit facility or compliance with any other agreement of the Company.

Management has considered the effect of the Inventory Costing Errors on the Company’s prior conclusion to the adequacy of its internal controls over financial reporting and disclosure controls and procedures as of the end of December 31, 2021. As a result of the Inventory Costing Errors, management has determined that material weaknesses existed in the Company’s internal controls over financial reporting as of the end of December 31, 2021. See Part II Item 9A – Controls and Procedures within this Form 10-K/A for a description of these matters.

As a result of the restatement included herein caused by the Inventory Costing Errors, the Company is reporting herein net loss for the year ended December 31, 2021 of $2,198,667, which is less than the net loss reported in the Original Form 10-K of $3,586,740. The Inventory Costing Errors did not affect the reported revenue or cash flows for the year ended December 31, 2021.

The following table summarizes the effects of the restatement on certain key items of the Company’s previously issued consolidated financial statements for the year ended December 31, 2021:

	Year ended December 31, 2021
	As Previously Reported	Inventory Costing Errors	Inventory Reserve Error	As Restated
Selected balance sheet amounts
Inventories, net	$32,503,214	$1,912,817	$(524,744)	$33,891,287
Total assets	52,912,959	1,912,817	(524,744)	54,301,032
Accumulated deficit	(60,673,683)	1,912,817	(524,744)	(59,285,610)
Total stockholders’ equity	29,098,440	1,912,817	(524,744)	30,486,513
Selected statement of operations amounts
Cost of goods sold	$37,892,947	$(1,912,817)	$524,744	$36,504,874
Gross profit	17,529,579	1,912,817	(524,744)	18,917,652
Operating loss	(3,316,818)	1,912,817	(524,744)	(1,928,745)
Loss before income taxes	(3,522,967)	1,912,817	(524,744)	(2,134,894)
Net loss	(3,586,740)	1,912,817	(524,744)	(2,198,667)
Basic and diluted net loss per share	(0.09)			(0.06)
Selected cash flow amounts
Net loss	$(3,586,740)	$1,912,817	$(524,744)	$(2,198,667)
Provision for inventory reserves	118,927	—	524,744	643,671
Changes in Inventories	(16,117,300)	(1,912,817)	—	(18,030,117)
Net cash used in operating activities	(14,272,267)	—	—	(14,272,267)

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A, including the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as information contained in “Risk Factors” in Item 1A and elsewhere in this Annual Report on Form 10-K/A, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. All statements other than historical facts are “forward-looking statements” for purposes of these provisions, including, but not limited to, any projections of earnings, revenues or other financial terms, any statements of plans or objectives of management for future operations, any statements regarding COVID-19, any statements concerning proposed new products or licensing or collaborative arrangements, any statements regarding future economic or performance, any statement of assumptions underlying any of the foregoing. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to differences in our future financial results include, but are not limited to, risks associated with:

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

As used in the Annual Report on Form 10-K/A, the terms “we,” “us,” “our,” “Minim” and the “Company” mean Minim, Inc. and its wholly owned subsidiaries, unless the context indicates otherwise.

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

Backlog

Our backlog on February 28, 2022 was $150 thousand and on February 29, 2021 was $1.4 million. Orders included in backlog may be cancelled or rescheduled by customers without significant penalty. Backlog as of any particular date should not be relied upon as indicative of our net sales for any future period.

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

Information about Our Executive Officers and Directors

Information required by this part is hereby incorporated by reference from our definitive proxy statement for our 2022 annual meeting of stockholders which was filed with the SEC on May 5, 2022.

ITEM 1A. – RISK FACTORS

Risks Related to the Restatement of our current year consolidated financial statements and material weakness in our internal control

We have restated our consolidated financial statements for the year ended December 31, 2021 included in this Form 10-K/A. These restatements may have the effect of eroding investor confidence, negatively impact our stock price, increase stockholder litigation and impact our ability to raise capital in the future.

This Form 10-K/A includes a restatement of our consolidated balance sheet as of December 31, 2021 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2021, and related disclosures to correct the Inventory Costing Errors. The Inventory Costing Errors resulted from software processing errors of the costs per unit for customer returned inventory. The Company determined in conjunction with the Inventory Costing Errors that inventory reserves were insufficient for customer returned inventory. The existence of the Inventory Costing Errors, along with this restatement, may have the effect of eroding investor confidence in the Company and our financial reporting and accounting practices and processes, may negatively impact the trading price of our common stock, may result in stockholder litigation, and may make it more difficult for us to raise capital.

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

Our management has concluded that our disclosure controls and procedures and internal control over financial reporting are ineffective due to the existence of material weaknesses in our internal controls over financial reporting. If we are unable to establish and maintain effective disclosure controls and internal controls over financial reporting, our ability to produce accurate financial statements on a timely basis could be impaired, and the market price of our securities may be negatively affected.

A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We carried out an evaluation, under the supervision and with the participation of management, of the effectiveness of the design and operation of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2021. Based upon this evaluation, management has identified (i) a material weakness related to adequate independent reviews and maintenance of effective controls related to timely preparation of account summaries and reconciliations in the area of inventory as of December 31, 2021 and (ii) a material weakness in the transaction methodology by which costs per unit for customer returned inventory and inventory reserves are not adequately updated and timely reviewed as of December 31, 2021. These internal control failures resulted in material adjustments required to properly state inventory balances as of December 31, 2021.

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

At December 31, 2021, we had approximately $62.7 million in federal NOLs. These deferred tax assets are currently fully reserved. Under Internal Revenue Code Section 382 rules, if a change of ownership is triggered, our ability to use our NOLs can be negatively affected if there is an “ownership change” as defined under Internal Revenue Code Section 382. An ownership change at any time is determined by considering each stockholder with 5% or more ownership, summing the highest percentage change for each of those stockholders over the prior three years, and determining that the sum exceeds 50%. Since ownership changes are measured over three-year periods, it is possible that additional changes of ownership may occur in the future that may limit our utilization of NOL carryforwards.

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

We also lease our principal executive offices in Manchester, New Hampshire, from a related party (refer to Note 13 in the Notes to the Consolidated Financial Statements), which totals approximately 2,656 square feet. The lease expired in July 2022 and was amended in July 2022 whereby the agreement provides for a month-to-month lease arrangement and may be terminated by either party with a 60-day notice.

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

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently traded on the Nasdaq under the symbol “MINM”. The closing price of our common stock on Nasdaq was $0.38 per share on August 17, 2022. As of August 17, 2022, there were 46,504,232 shares of our common stock outstanding and 128 holders of record of our common stock.

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

Equity Compensation Plan Information

Information required by this part is hereby incorporated by reference from our definitive proxy statement for our 2022 annual meeting of stockholders which was filed with the SEC on May 5, 2022.

ITEM 6 – SELECTED FINANCIAL DATA

[Reserved].

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included in this Annual Report on Form 10-K/A. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties including those discussed under Part I, Item 1A, “Risk Factors.” These risks and uncertainties may cause actual results to differ materially from those discussed in the forward-looking statements.

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

Our cash and cash equivalents balance on December 31, 2021 was $12.6 million compared to $772 thousand on December 31, 2020. On December 31, 2021, we had $5.1 million of outstanding borrowings on our asset-based credit line with availability of $445 thousand and working capital of $29.2 million.

In August 2021, we completed a public offering raise of $22.7 million and issued an aggregate of 10,000,000 shares at a purchase price of $2.50 per share. Other major changes in cash and cash equivalents during fiscal 2021 was a decrease of approximately $4.3 million in accounts receivable, an increase of $18.0 million in inventories, an increase of $862 thousand in accounts payable and a decrease of $2.3 million in accrued expenses. In fiscal 2021, the Company also had a net loss of $2.2 million, which contributed to a decrease in cash and cash equivalents.

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

	Years ended December 31,				Change
	2021 (As Restated)		2020		$	%
Net sales	$55,422,526	100.0%	$47,988,549	100.0%	$7,433,977	15.5%
Cost of goods sold	36,504,874	65.9	34,382,314	71.6	2,122,560	6.2
Gross profit	18,917,652	34.1	13,606,235	28.4	5,311,417	39.0
Operating expenses:
Selling and marketing	13,747,959	24.8	9,154,685	19.1	4,593,274	50.2
General and administrative	4,889,702	8.8	5,443,529	11.3	(553,827)	(10.2)
Research and development	6,164,362	11.1	3,828,223	8.0	2,336,139	61.0
Sale of Trademark, net	(3,955,626)	(7.1)	—	—	(3,955,626)	NA
Total operating expenses	20,846,397	37.6	18,426,437	38.4	2,419,960	13.1

Operating loss	(1,928,745)	(3.5)	(4,820,202)	(10.0)	2,891,457	60.0

Total other income (expense)	(206,149)	(0.4)	988,503	2.1	(1,194,652)	(120.9)

Loss before income taxes	(2,134,894)	(3.9)	(3,831,699)	(7.9)	1,696,805	(44.3)

Income tax provision	63,773	0.1	26,716	0.1	37,057	138.7

Net loss	$(2,198,667)	(4.0)%	$(3,858,415)	(8.0)%	$1,659,748	43.0%

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

The following table presents net sales and gross margin, for the periods indicated:

	Years ended December 31,
	2021 (As Restated)	2020	$ Change	% Change
Net sales	$55,422,526	$47,988,549	$7,433,977	15.5%
Gross margin	34.1%	28.4%

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents and borrowings under our SVB line-of-credit. As of December 31, 2021, we had cash and cash equivalents of $12.6 million as compared to $772 thousand on December 31, 2020. On December 31, 2021, we had $5.1 million of borrowings outstanding and $445 thousand available on our $25.0 million SVB line-of-credit and working capital of $29.2 million. We have funded our operations and investing activities primarily through borrowings on our line of credit, the sale of assets and the sale of our common stock.

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

Cash Flows from Operating Activities.

Cash used in operating activities of $14.3 million for 2021 reflected our net loss of $2.2 million, adjusted for non-cash expenses, consisting primarily of $1.0 million of depreciation and amortization and $1.0 million of stock-based compensation expense. Uses of cash include an increase in inventories ($18.0 million) and a decrease in accrued expenses ($2.3 million). Sources of cash included a decrease of accounts receivable of $4.3 million and increases in accounts payable of $862 thousand and deferred revenue of $662 thousand.

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

At December 31, 2021, we have Federal and state net operating loss carry forwards of approximately $62.7 million and $19.9 million, respectively, available to reduce future taxable income. A valuation allowance has been established for the full amount of deferred income tax assets as management has concluded that it is more-likely than-not that the benefits from such assets will not be realized.

Contractual Obligations

For a description of our bank credit line, refer to Note 8 and for a description of our operating leases, license agreement and purchase commitments, refer to Note 9 in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K/A.

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

ITEM 8 – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Minim, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Minim, Inc. and its subsidiaries (the Company) as of December 31, 2021, the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Restatement

As discussed in Note 2 to the financial statements, the 2021 financial statements have been restated to correct a misstatement.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Revenue Recognition

As described in Note 2 to the financial statements, the Company recognizes revenue when a customer obtains control of promised goods and services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods and services. The Company offers customers the ability to purchase their hardware products along with Software-as-a-Service (SaaS) offerings as a bundled arrangement. The Company must determine which promises are distinct performance obligations and allocate the revenue to each performance obligation that is considered distinct based upon their relative stand-alone selling price. Revenue allocated to the hardware is typically recognized at a point in time upon delivery and revenue allocated to the SaaS is recognized over the estimated life of the customer, provided all other revenue recognition criteria are met.

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
Boston, MA
March 31, 2022, except for Note 2 as to which the date is August 19, 2022

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

Portland, ME

April 13, 2021

MINIM, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2021 and 2020

	2021 (As Restated)	2020

ASSETS
Current assets
Cash and cash equivalents	$12,570,445	$771,757
Restricted cash	500,000	800,000
Accounts receivable, net of allowance for doubtful accounts of $236,819 and $173,603 as of December 31, 2021 and 2020, respectively	4,880,663	9,203,334
Inventories, net	33,891,287	16,504,840
Prepaid expenses and other current assets	587,885	399,119
Total current assets	52,430,280	27,679,050

Equipment, net	762,818	455,066
Operating lease right-of-use assets	241,626	86,948
Goodwill	58,872	58,872
Intangible assets, net	262,698	388,629
Other assets	544,738	942,404
Total assets	$54,301,032	$29,610,969

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank credit line	$5,065,074	$2,442,246
Accounts payable	12,458,246	11,744,834
Current maturities of government loan	34,237	65,225
Current maturities of operating lease liabilities	143,486	65,651
Accrued expenses	5,279,917	7,465,063
Deferred revenue, current	291,296	—
Total current liabilities	23,272,256	21,783,019

Long term government loan, less current maturities	—	15,245
Operating lease liabilities, less current maturities	98,811	22,235
Deferred revenue, noncurrent	443,452	—
Total Liabilities	23,814,519	21,820,499

Commitments and Contingencies (Note 9)

Stockholders’ equity
Preferred Stock, Authorized: 2,000,000 shares at $0.01 par value; 0 shares issued and outstanding	—	—
Common Stock: Authorized: 60,000,000 shares and 40,000,000 shares at December 31, 2021 and 2020, respectively, at $0.01 par value; issued and outstanding: 45,885,043 shares and 35,074,922 shares at December 31, 2021 and 2020, respectively	458,850	350,749
Additional paid-in capital	89,313,273	64,526,664
Accumulated deficit	(59,285,610)	(57,086,943)
Total stockholders’ equity	30,486,513	7,790,470
Total liabilities and stockholders’ equity	$54,301,032	$29,610,969

The accompanying notes are an integral part of these consolidated financial statements.

MINIM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2021 and 2020

	2021 (As Restated)	2020

Net sales	$55,422,526	$47,988,549
Cost of goods sold	36,504,874	34,382,314
Gross profit	18,917,652	13,606,235

Operating expenses:
Selling and marketing	13,747,959	9,154,685
General and administrative	4,889,702	5,443,529
Research and development	6,164,362	3,828,223
Sale of Trademark, net	(3,955,626)	—
Total operating expenses	20,846,397	18,426,437
Operating loss	(1,928,745)	(4,820,202)

Other income (expense):
Interest income	44,169	1,081
Interest expense	(270,407)	(48,552)
Gain on forgiveness of debt (Note 8)	20,000	1,057,330
Other, net	89	(21,356)
Total other income (expense)	(206,149)	988,503

Loss before income taxes	(2,134,894)	(3,831,699)

Income tax provision	63,773	26,716

Net loss	$(2,198,667)	$(3,858,415)

Basic and diluted net loss per share	$(0.06)	$(0.15)

Weighted average common and common equivalent shares:
Basic and diluted	39,761,121	25,300,976

The accompanying notes are an integral part of these consolidated financial statements.

MINIM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2021 and 2020

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2019	20,929,928	$209,299	$46,496,330	$(40,596,638)	$6,108,991

Net loss	—	—	—	(3,858,415)	(3,858,415)
Private investment offering, net of issuance costs of $237,030	2,237,103	22,371	3,140,999	—	3,163,370
Shares issued in Zoom Connectivity Merger	10,784,534	107,845	12,786,662	(12,631,890)	262,617
Repayment of non-recourse promissory notes from Zoom Connectivity option holders (Note 4)	—	—	320,290	—	320,290
Repurchase of Zoom Connectivity common stock (Note 4)	—	—	(14,860)	—	(14,860)
Stock option exercises	1,123,357	11,234	1,160,387	—	1,171,621
Stock-based compensation	—	—	440,856	—	440,856
Profit disgorgement	—	—	196,000	—	196,000
Balance at December 31, 2020	35,074,922	350,749	64,526,664	(57,086,943)	7,790,470

Net loss (as restated)	—	—	—	(2,198,667)	(2,198,667)
Stock option exercises	810,121	8,101	1,159,623	—	1,167,724
Public offering equity, net of issuance costs	10,000,000	100,000	22,630,049	—	22,730,049
Stock-based compensation	—	—	996,937	—	996,937
Balance at December 31, 2021 (as restated)	45,885,043	$458,850	$89,313,273	$(59,285,610)	$30,486,513

The accompanying notes are an integral part of these consolidated financial statements.

MINIM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2021 and 2020

	2021 (As Restated)	2020
Cash flows used in operating activities:
Net loss	$(2,198,667)	$(3,858,415)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	957,490	235,771
Amortization of right-of-use assets	145,143	136,404
Amortization of debt issuance costs	41,586	—
Amortization of sales contract costs	32,343	—
Stock-based compensation	996,937	440,856
Provision for (recovery of) accounts receivable allowances	63,217	(102,631)
Provision for inventory reserves	643,671	—
Non-cash loan forgiveness	(20,000)	(1,057,330)
Changes in operating assets and liabilities:
Accounts receivable	4,259,454	(4,969,826)
Inventories	(18,030,117)	(8,871,803)
Prepaid expenses and other current assets	(188,766)	(129,381)
Other assets	(92,161)	(142,017)
Accounts payable	862,453	6,673,914
Accrued expenses	(2,261,266)	4,686,050
Deferred revenue	661,826	—
Operating lease liabilities	(145,410)	(135,466)
Net cash used in operating activities	(14,272,267)	(7,093,874)

Cash flows from investing activities:
Cash acquired from merger (Note 4)	—	501,845
Purchases of equipment	(593,120)	(302,519)
Certification costs incurred and capitalized	(88,708)	(460,577)
Capitalized software costs	—	(316,838)
Net cash used in investing activities	(681,828)	(578,089)

Cash flows from financing activities:
Net proceeds from the SVB bank credit line	5,166,289	—
Proceeds (repayment) of the Rosenthal bank credit line	(2,442,246)	2,442,246
Costs associated with bank credit line	(142,801)	—
Proceeds from (repayment of) government loan	(26,232)	583,300
Proceeds from private placement offering, net of offering costs	—	3,163,370
Proceeds from public offering, net of offering costs	22,730,049	—
Proceeds from stock option exercises	1,167,724	1,171,621
Proceeds from profit disgorgement	—	196,000
Proceeds from non-recourse promissory notes issued by Zoom Connectivity option holders (Note 4)	—	320,290
Net cash provided by financing activities	26,452,783	7,876,827

Net change in cash, cash equivalents, and restricted cash	11,498,688	204,864

Cash, cash equivalents, and restricted cash – Beginning	1,571,757	1,366,893

Cash, cash equivalents, and restricted cash – Ending	$13,070,445	$1,571,757

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$270,407	$48,473
Income taxes	$63,773	$26,716
Non-cash financing activities:
Net share settlement from non-recourse promissory notes issued by Zoom Connectivity option holders (Note 4)	$—	$230,332
Repurchase of Zoom Connectivity common stock (Note 4)	$—	$(14,860)
Cash is reported on the consolidated statements of cash flows as follows:
Cash and cash equivalents	$12,570,445	$771,757
Restricted cash	500,000	800,000
Total cash, cash equivalents, and restricted cash	$13,070,445	$1,571,757

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

Liquidity

The Company’s operations have historically been financed through the issuance of common stock and borrowings. Since inception, the Company has incurred significant losses and negative cash flows from operations. During the year ended December 31, 2021, the Company incurred a net loss of $2.2 million and had negative cash flows from operating activities of $14.3 million. As of December 31, 2021, the Company had an accumulated deficit of $59.3 million and cash and cash equivalents of $12.6 million. Management of the Company believes it has sufficient resources to continue as a going concern through at least one year from the issuance of these financial statements.

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restatement

Subsequent to the issuance of the financial statements for the year ended December 31, 2021, the Company’s management identified the Inventory Costing Errors during its inventory testing procedures for the preparation of the Company’s financial statements for the quarterly period ended June 30, 2022. In connection with this review, the Company identified that customer returned product was not properly valued due to incorrect costs per unit being applied, resulting in a $1,912,817 in undervalued inventory related to the year ended December 31, 2021. The Company’s enterprise resource planning (“ERP”) system requires manual, rather than systematic, inputted costs per unit on certain inventory transactions. In conjunction with the inventory costing review, the Company conducted an analysis on inventory reserves and identified additional inventory reserves and provisions of $524,744. The inventory reserves are specific to the inventory costing error and excess product on hand for a specific product. The aggregate net impact of the Inventory Costing Errors for the year ended December 31, 2021 increases inventory and reduces net loss by $1,388,073.

As a result of the restatement included herein caused by the Inventory Costing Errors, the Company is reporting herein net loss for the year ended December 31, 2021 of $2,198,667, which is less than the net loss reported in the original Form 10-K of $3,586,740. The foregoing changes do not have any impact on the Company’s cash position, cash flows, revenues or liquidity and does not affect compliance with the financial covenants contained in the Company’s credit facility or compliance with any other agreement of the Company.

The following table summarizes the effects of the restatement on certain key items of the Company’s previously issued consolidated financial statements for the year ended December 31, 2021:

	Year ended December 31, 2021
	As Previously Reported	Inventory Costing Errors	Inventory Reserve Error	As Restated
Selected balance sheet amounts
Inventories, net	$32,503,214	$1,912,817	$(524,744)	$33,891,287
Total assets	52,912,959	1,912,817	(524,744)	54,301,032
Accumulated deficit	(60,673,683)	1,912,817	(524,744)	(59,285,610)
Total stockholders’ equity	29,098,440	1,912,817	(524,744)	30,486,513
Selected statement of operations amounts
Cost of goods sold	$37,892,947	$(1,912,817)	$524,744	$36,504,874
Gross profit	17,529,579	1,912,817	(524,744)	18,917,652
Operating loss	(3,316,818)	1,912,817	(524,744)	(1,928,745)
Loss before income taxes	(3,522,967)	1,912,817	(524,744)	(2,134,894)
Net loss	(3,586,740)	1,912,817	(524,744)	(2,198,667)
Basic and diluted net loss per share	(0.09)			(0.06)
Selected cash flow amounts
Net loss	$(3,586,740)	$1,912,817	$(524,744)	$(2,198,667)
Provision for inventory reserves	118,927	—	524,744	643,671
Changes in Inventories	(16,117,300)	(1,912,817)	—	(18,030,117)
Net cash used in operating activities	(14,272,267)	—	—	(14,272,267)

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

Net loss per share for the year ended December 31, 2021 and 2020, respectively, are as follows:

	Years ended December 31,
	2021 (As Restated)	2020
Numerator:
Net loss	$(2,198,667)	$(3,858,415)

Denominator:
Weighted average common shares – basic	39,761,121	25,300,976
Effect of dilutive common share equivalents	-	-
Weighted average common shares – dilutive	39,761,121	25,300,976

Basic and diluted net loss per share	$(0.06)	$(0.15)

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

(7) BALANCE SHEET COMPONENTS

Inventories

Inventories, net consists of the following:

	December 31,
	2021 (As Restated)	2020
Materials	$1,047,156	$1,238,332
Work in process	7,540	84,203
Finished goods	32,836,591	15,182,305
	$33,891,287	$16,504,840

Finished goods includes consigned inventory held by our customers of $4.5 million and $2.3 million at December 31, 2021 and 2020, respectively and includes in-transit inventory of $6.3 million and $6.2 million at December 31, 2021 and 2020, respectively. The Company reviews inventory for obsolete and slow-moving products each quarter and makes provisions based on its estimate of the probability that the material will not be consumed or that it will be sold below cost. The inventory reserves were $800 thousand and $480 thousand for the years ended December 31, 2021 and 2020, respectively.

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

In connection with the Zoom Connectivity Merger, the Company assumed Zoom Connectivity’s office facility lease located at the 848 Elm Street in Manchester, NH. The original facility lease agreement was effective from August 1, 2019 to July 31, 2021 and was renewed for a one year extension until July 31, 2022. The facility lease agreement provides for the lease of 2,656 square feet of office space. Rent expense was $30 thousand and $7 thousand for the year ended December 31, 2021 and for the period from October 9, 2020 to December 31, 2020, respectively. In July 2022, the lease agreement was amended to a month-to-month lease arrangement and may be terminated by either party with a 60-day notice.

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

Stock-based Compensation Expense

The following table sets forth stock-based compensation expense included in the Company’s consolidated statements of operations:

	Years ended December 31,
	2021	2020

Cost of goods sold	$81,983	$29,997
Sales and marketing	342,337	27,283
General and administrative	184,490	251,246
Research and development	388,128	132,330
Total stock-based compensation expense	$996,937	$440,856

(11) INCOME TAXES

Income tax expense consists of:

	Current	Deferred	Total
Year Ended December 31, 2020:
U.S. Federal	$—	$—	$—
State and local	11,752	—	11,752
Foreign	14,964	—	14,964
	$26,716	$—	$26,716
Year Ended December 31, 2021:
U.S. Federal	$—	$—	$—
State and local	32,069	—	32,069
Foreign	31,704	—	31,704
	$63,773	$—	$63,773

The principal components of deferred tax assets, net, were as follows at December 31:

	2021 (As Restated)	2020
Deferred income tax assets:
Inventories	$566,403	$241,874
Accounts receivable	484,728	445,392
Accrued expenses	45,522	116,254
Net operating loss and tax credit carry forwards	15,195,123	15,243,998
Plant and equipment	60,059	39,521
Stock compensation	65,014	448,375
Lease accounting	—	248
Other – interest expense	74,931	24,009
Total deferred income tax assets	16,491,780	16,559,671
Valuation allowance	(16,491,780)	(16,559,671)
Net deferred tax assets	$—	$—

As of December 31, 2021, the Company had Federal net operating loss carry forwards of approximately $62.7 million which are available to offset future taxable income. They are due to expire in varying amounts from 2022 to 2040. Federal net operating losses occurring after December 31, 2018, of approximated $14.5 million may be carried forward indefinitely. As of December 31, 2021, the Company had state net operating loss carry forwards of approximately $19.9 million which are available to offset future taxable income. They are due to expire in varying amounts from 2033 through 2040. A valuation allowance has been established for the full amount of net deferred income tax assets as management has concluded that it is more-likely than-not that the benefits from such assets will not be realized.

The Federal and state NOLs may be subject to certain limitations under Section 382 of the Internal Revenue Code, which could significantly restrict the Company’s ability to use the NOLs to offset taxable income in subsequent years.

The following is a reconciliation of the statutory Federal income tax rate to the actual effective income tax rate for continuing operations:

	2021 (As Restated)	2020
Federal tax (benefit) rate	20%	21%
Increase (decrease) in taxes resulting from:
State income taxes	(2)	4
Change in valuation allowance	(5)	3
Expiration of NOLs	—	(27)
Expiration of stock options	(14)	—
Permanent differences	(4)	(5)
Changes in Federal and state rates	3	3
Effective income tax rate	(2)%	(1)%

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

As of December 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Interim Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to the existence of material weaknesses in our internal controls over financial reporting, described below, our disclosure controls and procedures were not effective as of the end of the period covered by this report in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Judgments by management are also required in evaluating the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that as of December 31, 2021 that the Company did not have properly designed internal controls over financial reporting to account for inventory transactions. The Company’s internal controls failed to (i) perform adequate independent reviews and maintain effective controls related to timely preparation of account summaries and reconciliations in the area of inventory and (ii) timely applying correct costs to customer returned inventory and reserve adequately for customer returned inventory. These internal control failures resulted in material adjustments required to properly state inventory balances for the year ended December 31, 2021. Our management reviewed the results of their assessment with our Board of Directors.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We identified material weaknesses with failure to (i) perform adequate independent reviews and maintain effective controls related to timely preparation of account summaries and reconciliations in the area of inventory and (ii) timely applying correct costs to customer return inventory and reserve adequately for customer returned inventory. These material weaknesses could result in the Company incorrectly reporting its inventory and costs of goods sold.

To remediate the material weaknesses described above, the Company is instituting reporting enhancements within its accounting system, standardized and timely account reconciliations, and independent and regular reviews by the finance department to ensure the Company inventory records are complete and accurate. The material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of these material weaknesses will be completed before the end of 2022.

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

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this part is hereby incorporated by reference from our definitive proxy statement for our 2022 annual meeting of stockholders which was filed with the SEC on May 5, 2022.

ITEM 11 - EXECUTIVE COMPENSATION

Information required by this part is hereby incorporated by reference from our definitive proxy statement for our 2022 annual meeting of stockholders which was filed with the SEC on May 5, 2022.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this part is hereby incorporated by reference from our definitive proxy statement for our 2022 annual meeting of stockholders which was filed with the SEC on May 5, 2022.

ITEM 13 – CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this part is hereby incorporated by reference from our definitive proxy statement for our 2022 annual meeting of stockholders which was filed with the SEC on May 5, 2022.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this part is hereby incorporated by reference from our definitive proxy statement for our 2022 annual meeting of stockholders which was filed with the SEC on May 5, 2022.

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

(a) (3). Exhibits.

The following is a list of exhibits:

ITEM 15 – EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES *

(a)		Consolidated Financial Statements, Schedules and Exhibits:

	(1), (2)	The Consolidated Financial Statements and required schedules are indexed on page F-1.

	(3)	Exhibits required by the Exhibit Table of Item 601 of SEC Regulation S-K. (Exhibit numbers refer to numbers in the Exhibit Table of Item 601.)

	2.1	Separation and Distribution Agreement by and between Zoom Technologies, Inc. and the Company (incorporated by reference to Annex B of the Preliminary Proxy Statement filed by Zoom Technologies, Inc. on May 13, 2009).*

	2.2	Agreement and Plan of Merger, dated as of November 12, 2020, by and among the Company, Elm Acquisition Sub, Inc., Zoom Connectivity, Inc. and the Representative named therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on November 13, 2020).*

	3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed by the Company on September 4, 2009).*

	3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on November 18, 2015).*

	3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by the Company on November 18, 2015).*

	3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on July 30, 2019).*

	3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on June 4, 2021).*

	3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by the Company on June 4, 2021).*

	3.7	Certificate of Correction of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K/A filed by the Company on June 30, 2021).*

	3.8	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on July 23, 2021).*

	3.9	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on June 30, 2021).*

	4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Form S-1 filed by the Company on July 26, 2021).*

	10.1	License Agreement, dated as of May 13, 2015, by and between the Company and Motorola Mobility LLC (incorporated by reference to Exhibit 10.3 to the Form 10-Q/A filed by the Company on December 6, 2016).*†

	10.2	Amendment to License Agreement, dated as of August 16, 2016, by and between the Company and Motorola Mobility LLC (incorporated by reference to Exhibit 10.4 to the Form 10-Q/A filed by the Company on December 6, 2016).*†

	10.3	Amendment to License Agreement, dated as of August 21, 2017, by and between the Company and Motorola Mobility LLC (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by the Company on November 9, 2017).*†

10.4	Amendment to License Agreement, dated as of March 27, 2020, by and between the Company and Motorola Mobility LLC (incorporated by reference to Exhibit 10.19 to the Form 10-K/A filed by the Company on April 29, 2020).*††

10.5	Stock Purchase Agreement, dated as of May 3, 2019, by and between the Company and the Investors listed therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on May 6, 2019).*

10.6	License Agreement, dated as of March 27, 2020, by and between the Company, MTRLC LLC and Motorola Mobility LLC (incorporated by reference to Exhibit 10.19 to the Form 10-K/A filed by the Company on April 29, 2020).*††

10.7	Stock Purchase Agreement, dated as of May 26, 2020, by and between the Company and the Investors listed therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on May 27, 2020).*

10.8	Standstill and Voting Agreement, dated as of October 9, 2020, by and among the Company, Zulu Holdings LLC and Jeremy P. Hitchcock (incorporated by reference to Exhibit 99.1 to the Form 8-K filed by the Company on October 13, 2020).*

10.9	Employment Agreement, dated as of May 22, 2019, by and between Zoom Connectivity, Inc. and Graham Chynoweth (incorporated by reference to Exhibit 10.28 to the Form 10-K/A filed by the Company on April 30, 2021).*+

10.10	Assignment and Amendment of Employment Agreement, dated as of December 4, 2020, by and among Graham Chynoweth, the Company and Zoom Connectivity, Inc. (incorporated by reference to Exhibit 10.27 to the Form 10-K/A filed by the Company on April 30, 2021).*+

10.11	Amendment to Employment Agreement, dated as of March 2, 2022, by and among Graham Chynoweth, the Company and Minim, Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company on March 4, 2022).*+

10.12	Employment Agreement, dated as of December 4, 2020, by and between the Company and Sean Doherty (incorporated by reference to Exhibit 10.29 to the Form 10-K/A filed by the Company on April 30, 2021).*+

10.13	Transition and Separation Agreement, dated as of December 22, 2021, by and between the Company and Sean Doherty (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on December 22, 2022).*

10.14	Employment Agreement, dated as of December 4, 2020, by and between the Company and Nicole Zheng (incorporated by reference to Exhibit 10.30 to the Form 10-K/A filed by the Company on April 30, 2021).*+

10.15	Employment Agreement, dated as of March 2, 2022, by and between the Company and John Lauten (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on March 4, 2022).*+

10.16	Employment Agreement, dated as of March 21, 2022, by and between the Company and Mehul Patel (incorporated by reference to Exhibit 10.1 to the Form 8-K/A filed by the Company on March 24, 2022).*+

10.17	Form of Severance Agreement (incorporated by reference to Exhibit 10.1 of to the Form 8-K/A filed by the Company on October 27, 2021).*+

10.18	Minim, Inc. 2021 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on November 16, 2021).*+

10.19	Minim, Inc. 2021 Non-Employee Directors Compensation Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on November 16, 2021).*+

10.20	Form of Executive Officer Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on November 16, 2021).*+

10.21	Form of Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Company on November 16, 2021).*+

10.22	Inducement Award Agreement for Restricted Stock Units, by and between the Company and Bill Wallace, dated as of December 6, 2021 (incorporated by reference to Exhibit 99.1 to the Form S-8 filed by the Company on December 16, 2021).* +

10.23	Minim, Inc. 2019 Stock Option Plan (incorporated by reference to Appendix D to the Definitive Proxy Statement filed by the Company on May 28, 2019).*+

10.24	Minim, Inc. 2019 Directors Stock Option Plan (incorporated by reference to Appendix C to the Definitive Proxy Statement filed by the Company on May 28, 2019).*+

10.25	Loan and Security Agreement, dated as of March 12, 2021, by and between the Company and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on March 15, 2021).*

10.26	First Amendment to Loan and Security Agreement, dated as of November 1, 2021, by and among Silicon Valley Bank, the Company and Zoom Connectivity, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on November 2, 2021).*

10.27	Form of Underwriting Agreement (incorporated by reference to Exhibit 1.1 of Amendment No. 1 to Form S-1 filed by the Company on July 26, 2021).*

10.28	Trademark Acquisition Agreement, dated as of August 11, 2021, by and between the Company and Zoom Video Communications, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on August 16, 2021).*†

10.29	Settlement Agreement, dated as of August 20, 2021, by and among the Company, Jeremy Hitchcock and Eric Griffith (incorporated by reference to Exhibit 99.2 of Amendment No. 14 to Schedule 13D filed on August 20, 2021).*

16.1	Letter from Marcum LLP, dated as of April 15, 2021 (incorporated by reference to Exhibit 16.1 to the Form 8-K filed by the Company on April 15, 2021).*

21.1	Subsidiaries.**

23.1	Consent of Independent Registered Public Accounting Firm (RSM US LLP).**

23.2	Consent of Independent Registered Public Accounting Firm (Marcum LLP).**

31.1	CEO Rule 13a-14(a)/15d-14(a) Certification.**

31.2	CFO Rule 13a-14(a)/15d-14(a) Certification.**

32.1	CEO Section 1350 Certification.**†††

32.2	CFO Section 1350 Certification.**†††

101.INS	Inline XBRL Instance Document.**

101.SCH	Inline XBRL Taxonomy Extension Schema Document.**

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.**

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).**

*	In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

**	Filed herewith.

+	Management contract or compensatory plan, contract or arrangement.

†	Confidential portions of this exhibit have been redacted and filed separately with the SEC pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

††	Certain confidential portions of this exhibit were omitted because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

†††	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINIM, INC.
(Registrant)

Date: August 19, 2022	By:	/s/ MEHUL PATEL
Mehul Patel,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mehul Patel	Chief Executive Officer	August 19, 2022
Mehul Patel	(principal executive officer)

/s/ Dustin Tacker	Chief Financial Officer	August 19, 2022
Dustin Tacker	(principal financial and accounting officer)

/s/ Jeremy Hitchcock	Chairman of the Board	August 19, 2022
Jeremy Hitchcock

/s/ David Aronoff	Director	August 19, 2022
David Aronoff

/s/ Dan Artusi	Director	August 19, 2022
Dan Artusi

/s/ Philip Frank	Director	August 19, 2022
Philip Frank

/s/ Elizabeth Hitchcock	Director	August 19, 2022
Elizabeth Hitchcock

/s/ Josh Horowitz	Director	August 19, 2022
Josh Horowitz

/s/ Sandra Howe	Director	August 19, 2022
Sandra Howe

