Form 10-Q/A
period 2022-03-31
MINIM, INC.
filed 2022-08-19
CIK 1467761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

 (Amendment No. 1)

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of August 17, 2022, was 46,504,232 shares.

EXPLANATORY NOTE

Overview

Minim, Inc. (“Minim”, the “Company”, “we”, “our” and similar terms) is filing this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2022 to amend and restate certain items presented in our Annual Report on Form 10-K/A for the year ended December 31, 2021 which was filed with the Securities and Exchange Commission (“SEC”) on August 19, 2022. The original Annual Report on Form 10-K for the year ended December 31, 2021 was filed on March 31, 2022 (the “Original Form 10-K”). The original Quarterly Report on Form 10-Q for the period ended March 31, 2022 was filed with the SEC on May 12, 2022 (the “Original 10-Q”).

The Form 10-Q/A contains our restated annual financial statements as of and for the period ended March 31, 2022 and year ended December 31, 2021. This Form 10-Q/A includes a restatement of our consolidated balance sheet as of March 31, 2022 and December 31, 2021 and the related consolidated statements of stockholders’ equity for the periods then ended. This Form 10-Q/A also includes amendments to:

(1) Part I, Item 1A, Risk Factors,

(2) Part I, Item 1 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as of and for the period ended March 31, 2022,

(3) management’s determinations with respect to disclosure controls and procedures and internal control over financial reporting for the period ended March 31, 2022 contained in Part I, Item 4, “Controls and Procedures”; and

(4) the Chief Executive Officer and Chief Financial Officer certifications in Exhibits 31.1, 31.2, and 32.1 and the financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibit 101.

See below and Part I, Item 1, Note 12, “Restatement of Previously Issued Consolidated Financial Statements” in the notes to the consolidated financial statements included in this Form 10-Q/A, for a detailed discussion of the effect of the restatement on the previously issued financial statements as of and for the period ended March 31, 2022.

Other than as described above, this Form 10-Q/A does not reflect adjustments for events occurring after the filing of the Original Form 10-Q except to the extent that they are otherwise required to be included and discussed herein.

For the convenience of the reader, we have included all items in this Form 10-Q/A which supersedes in its entirety the Original Form 10-Q.

Background on the Restatement

On August 3, 2022, the Audit Committee of the Company, after consultation with the Company’s management, concluded that the following financial statements previously filed by the Company with the Securities and Exchange Commission (“SEC”) should no longer be relied upon due to errors in such financial statements relating to the recording and reporting of inventory costing, inventory reserves, and related internal controls (the “Inventory Costing Errors”):

(1) the fiscal year ended December 31, 2021; and

(2) the fiscal quarter ended March 31, 2022 (collectively, the “Non-Reliance Periods”).

Accordingly, investors should no longer rely upon the Company’s previously released financial statements for the Non-Reliance Periods and should rely instead on the 10-K/A as well as this 10-Q/A filed for the fiscal quarter ended March 31, 2022. In addition, investors should no longer rely upon earnings releases for these periods and other communications relating to these financial statements. The Company’s management identified the Inventory Costing Errors during its inventory testing procedures for the preparation of the Company’s financial statements for the quarterly period ended June 30, 2022.

The correction of the Inventory Costing Errors resulted in the determination that customer returned inventory was not properly valued and inventory for the year ended December 31, 2021 was understated by $1,912,817. The Company, upon conducting an analysis of the impact of insufficient reserves on previously reported financial results in conjunction with the customer returned inventory error, determined that the inventory reserves for the year ended December 31, 2021 were understated by $524,744. The aggregate net impact of the Inventory Costing Errors to the year ended December 31, 2021 increases inventory and reduces net loss by $1,388,073. The Inventory Costing Errors did not result in required adjustments to the consolidated statement of operations and consolidated statement of cash flows for the period ended March 31, 2022. The aggregate net impact of $1,338,073 amended and accounted for in the year ended December 31, 2021 resulted in amending the consolidated balance sheet for the period ended March 31, 2022 by increasing inventory and reducing accumulated deficit by $1,338,073.

The Inventory Costing Errors did not impact the period ended March 31, 2021.

For the period ended March 31, 2022, the foregoing changes did not have any impact on the Company’s cash position, cash flows, revenues, statement of operations, or liquidity and did not affect compliance with the financial covenants contained in the Company’s credit facility or compliance with any other agreement of the Company.

Management has considered the effect of the Inventory Costing Errors on the Company’s prior conclusion to the adequacy of its internal controls over financial reporting and disclosure controls and procedures as of the end of December 31, 2021 and March 31, 2022. As a result of the Inventory Costing Errors, management has determined that material weaknesses existed in the Company’s internal control over financial reporting as of the end of December 31, 2021 and March 31, 2022. See Part II Item 9A – Controls and Procedures in the Company’s Form 10-K/A for the year ended December 31, 2021 for a description of these matters.

As a result of the restatement included herein caused by the Inventory Costing Errors, the Company is reporting herein inventories, net, for the period ended March 31, 2022 and year ended December 31, 2021 of $31,345,231 and $33,891,287, respectively, compared to the originally reported $29,957,158 and $32,503,214, respectively. Accumulated deficit for the period ended March 31, 2022 and year ended December 31, 2021 is amended to $61,824,110 and $59,285,610, respectively, from originally reported $63,212,183 and $60,673,683, respectively.

The following table summarizes the effects of the restatement on certain key items of the Company’s previously issued consolidated financial statements for the period ended March 31, 2022:

	Period ended March 31, 2022
	As Previously Reported	Inventory Costing Errors	Inventory Reserve Error	As Restated
Selected balance sheet amounts
Inventories, net	$29,957,158	$1,912,817	$(524,744)	$31,345,231
Total assets	48,287,906	1,912,817	(524,744)	49,675,979
Accumulated deficit	(63,212,183)	1,912,817	(524,744)	(61,824,110)
Total stockholders’ equity	27,221,984	1,912,817	(524,744)	28,610,057

	Year ended December 31, 2021
	As Previously Reported	Inventory Costing Errors	Inventory Reserve Error	As Restated
Selected balance sheet amounts
Inventories, net	$32,503,214	$1,912,817	$(524,744)	$33,891,287
Total assets	52,912,959	1,912,817	(524,744)	54,301,032
Accumulated deficit	(60,673,683)	1,912,817	(524,744)	(59,285,610)
Total stockholders’ equity	29,098,440	1,912,817	(524,744)	30,486,513

3

MINIM, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MINIM, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2022 (Unaudited, As Restated)	December 31, 2021 (As Restated)

ASSETS
Current assets
Cash and cash equivalents	$10,048,871	$12,570,445
Restricted cash	500,000	500,000
Accounts receivable, net of allowance of doubtful accounts of $246,534 and $236,819 as of March 31, 2022 and December 31, 2021, respectively	5,202,262	4,880,663
Inventories, net	31,345,231	33,891,287
Prepaid expenses and other current assets	641,374	587,885
Total current assets	47,737,738	52,430,280

Equipment, net	805,679	762,818
Operating lease right-of-use assets, net	195,821	241,626
Goodwill	58,872	58,872
Intangible assets, net	232,312	262,698
Other assets	645,557	544,738
Total assets	$49,675,979	$54,301,032

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank credit line	$7,071,901	$5,065,074
Accounts payable	8,208,513	12,458,246
Current maturities of government loan	7,731	34,237
Current maturities of operating lease liabilities	123,891	143,486
Accrued expenses	4,749,664	5,279,917
Deferred revenue, current	404,453	291,296
Total current liabilities	20,566,153	23,272,256

Operating lease liabilities, less current maturities	72,198	98,811
Deferred revenue, noncurrent	427,571	443,452
Total liabilities	21,065,922	23,814,519

Commitments and Contingencies (Note 6)

Stockholders’ equity
Preferred Stock, authorized: 2,000,000 shares at $0.01 par value; 0 shares issued and outstanding	—	—
Common Stock, authorized: 60,000,000 shares at $0.01 par value; issued and outstanding: 46,065,817 shares at March 31, 2022 and 45,885,043 shares at December 31, 2021 respectively	460,657	458,850
Additional paid-in capital	89,973,510	89,313,273
Accumulated deficit	(61,824,110)	(59,285,610)
Total stockholders’ equity	28,610,057	30,486,513
Total liabilities and stockholders’ equity	$49,675,979	$54,301,032

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

MINIM, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

For the three months ended March 31, 2022

	Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2021 (as restated)	45,885,043	$458,850	$89,313,273	$(59,285,610)	$30,486,513

Net loss	—	—	—	(2,538,500)	(2,538,500)
Stock option exercises	180,774	1,807	97,362	—	99,169
Stock-based compensation	—	—	562,875	—	562,875
Balance at March 31, 2022 (as restated)	46,065,817	$460,657	$89,973,510	$(61,824,110)	$28,610,057

For the three months ended March 31, 2021

	Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2020	35,074,922	$350,749	$64,526,664	$(57,086,943)	$7,790,470

Net loss	—	—	—	(545,520)	(545,520)
Stock option exercises	287,932	2,879	376,268	—	379,147
Stock-based compensation	—	—	404,718	—	404,718
Balance at March 31, 2021	35,362,854	$353,628	$65,307,650	$(57,632,463)	$8,028,815

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

Restatement

Subsequent to the issuance of the financial statements for the period ended March 31, 2022, the Company’s management identified the Inventory Costing Errors during its inventory testing procedures for the preparation of the Company’s financial statements for the quarterly period ended June 30, 2022. In connection with this review, the Company identified that customer returned product was not properly valued due to incorrect costs per unit being applied, resulting in a $1,912,817 in undervalued inventory for the year ended December 31, 2021. The Company’s enterprise resource planning (“ERP”) system requires manual, rather than systematic, inputted costs per unit on certain inventory transactions. In conjunction with the inventory costing review, the Company conducted an analysis on inventory reserves and identified additional inventory reserves and provisions of $524,744. The inventory reserves are specific to the inventory costing error and excess product on hand for a product. The aggregate net impact of the Inventory Costing Errors for the year ended December 31, 2021 increases inventory and reduces net loss by $1,388,073. The Inventory Costing Errors did not result in adjustments to the consolidated statement of operations and consolidated statement of cash flows for the period ended March 31, 2022. The aggregate net impact of $1,338,073 amended and accounted in the year ended December 31, 2021 results in amended consolidated balance sheet for the period ended March 31, 2022 by increasing inventory and reducing accumulated deficit by $1,338,073.

The Inventory Costing Errors did not impact the period ended March 31, 2021.

For the period ended March 31, 2022, the foregoing changes did not have any impact on the Company’s cash position, cash flows, revenues, statement of operations, or liquidity and does not affect compliance with the financial covenants contained in the Company’s credit facility or compliance with any other agreement of the Company.

The following table summarizes the effects of the restatement on certain key items of the Company’s previously issued consolidated financial statements for the period ended March 31, 2022:

	Period ended March 31, 2022
	As Previously Reported	Inventory Costing Errors	Inventory Reserve Error	As Restated
Selected balance sheet amounts
Inventories, net	$29,957,158	$1,912,817	$(524,744)	$31,345,231
Total assets	48,287,906	1,912,817	(524,744)	49,675,979
Accumulated deficit	(63,212,183)	1,912,817	(524,744)	(61,824,110)
Total stockholders’ equity	27,221,984	1,912,817	(524,744)	28,610,057

	Year ended December 31, 2021
	As Previously Reported	Inventory Costing Errors	Inventory Reserve Error	As Restated
Selected balance sheet amounts
Inventories, net	$32,503,214	$1,912,817	$(524,744)	$33,891,287
Total assets	52,912,959	1,912,817	(524,744)	54,301,032
Accumulated deficit	(60,673,683)	1,912,817	(524,744)	(59,285,610)
Total stockholders’ equity	29,098,440	1,912,817	(524,744)	30,486,513

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (“GAAP”) can be condensed or omitted. In the opinion of management, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position and operating results. All intercompany balances and transactions have been eliminated in consolidation. The information included in this Quarterly Report on Form 10-Q/A should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2021.

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

Liquidity

The Company’s operations have historically been financed through the issuance of common stock and borrowings. Since inception, the Company has incurred significant losses and negative cash flows from operations. During the three months ended March 31, 2022, the Company incurred a net loss of $2.5 million and had negative cash flows from operating activities of $4.3 million. As of March 31, 2022, the Company had an accumulated deficit of $61.8 million and cash and cash equivalents of $10.0 million. The Company believes it has sufficient resources through its cash and cash equivalents, other working capital and borrowings under its SVB line-of-credit to continue as a going concern through at least one year from the issuance of these financial statements.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K/A for the year ended December 31, 2021. The Company’s significant accounting policies did not change during the three months ended March 31, 2022.

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

The following table reflects the contract balances as of the periods ended:

	March 31,	December 31,
	2022	2021

Accounts receivable	$5,202,262	$4,880,663
Total contract assets	$5,202,262	$4,880,663

Deferred revenue, current	$404,453	$291,296
Deferred revenue, noncurrent	427,571	443,452
Total contract liabilities	$832,024	$734,748

During the three months ended March 31, 2022, the change in contract liabilities balances was as follows:

Balance at December 31, 2021	$734,748
Billings	177,759
Revenue recognized	(80,483)
Balance at March 31, 2022	$832,024

Disaggregation of Revenue

The following table sets forth our revenues by distribution channel:

	Three Months Ended March 31,
	2022	2021
Retailers	$12,341,289	$13,791,518
Distributors	307,207	913,150
Other	650,759	312,906
	$13,299,255	$15,017,574

The following table sets forth our revenues by product:

	Three Months Ended March 31,
	2022	2021
Cable modems & gateways	$12,883,047	$14,587,090
Other networking products	272,566	305,812
SaaS	143,642	124,672
	$13,299,255	$15,017,574

(4) BALANCE SHEET COMPONENTS

Inventories

Inventories, net consists of the following:

	March 31, 2022 (As Restated)	December 31, 2021 (As Restated)
Raw materials	$1,601,870	$1,047,156
Finished goods	29,743,361	32,844,131
	$31,345,231	$33,891,287

Finished goods includes consigned inventory held by our customers of $4.8 million and $4.5 million at March 31, 2022 and December 31, 2021, respectively and includes in-transit inventory of $2.2 million and $6.3 million at March 31, 2022 and December 31, 2021, respectively. The Company reviews inventory for obsolete and slow-moving products each quarter and makes provisions based on its estimate of the probability that the material will not be consumed or that it will be sold below cost. The inventory reserves were $835 thousand and $800 thousand as of March 31, 2022 and December 31, 2021, respectively.

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

As of March 31, 2022 and December 31, 2021, the Company had federal net operating loss carry forwards of approximately $54.8 million and $62.7 million, respectively, which are available to offset future taxable income. They are due to expire in varying amounts from 2022 to 2040. Federal net operating losses occurring after December 31, 2017, of approximated $16.3 million may be carried forward indefinitely. As of March 31, 2022 and December 31, 2021, the Company had state net operating loss carry forwards of approximately $21.6 million and $19.9 million, respectively, which are available to offset future taxable income. They are due to expire in varying amounts from 2033 through 2040. We recorded minimum state income taxes and taxes related to our operations in Mexico. For the three months ended March 31, 2022 and 2021, income tax expense was $6 thousand and $2 thousand, respectively.

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

On April 28, 2022, the Company filed a Form 8-K announcing the receipt of the Notification Letter.

On July 18, 2022, the Company amended its Manchester facility lease to a month-to-month lease arrangement and may be terminated by either party with a 60-day notice.

The Company has evaluated subsequent events from March 31, 2022 through the date of this filing and has determined that there are no such events, other than those noted above, requiring recognition or disclosure in the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Risk Factors” in Part II, Item 1A and elsewhere in this Quarterly Report on Form 10-Q/A, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend that these forward-looking statements be subject to the safe harbor created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” “future,” “potential,” “target,” “seek,” “continue,” “if” or other similar words. Forward-looking statements include statements regarding our strategies as well as (1) our ability to predict revenue and reduce costs related to our products or service offerings, (2) our ability to effectively manage our sales channel inventory and product mix to reduce excess inventory and lost sales, (3) our ability to forecast product sales volumes and accordingly manufacture and manage inventory, (4) our ability to generate sales of Motorola brand products sufficient to make that portion of our business profitable, and retain the Motorola brand license for the Motorola brand product we produce, (5) fluctuations in the level or quality of inventory, (6) the sufficiency of our capital resources and the availability of debt and equity financing, (7) the continuing impact of uncertain global economic conditions on the demand for our products, (8) our ability to maintain and scale adequate and secure software platform infrastructure, (9) the impact of competition on demand for our products and services and (10) our competitive position.

The following discussion should be read in conjunction with the attached Unaudited Condensed Consolidated Financial Statements and notes thereto, and with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2021, found in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (“SEC”) on August 19, 2022. Although we believe that the assumptions underlying the forward-looking statements contained in this Quarterly Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in Part II, Item 1A hereto and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise that may arise after the date of this Quarterly Report on Form 10-Q/A.

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

Our cash and cash equivalents balance on March 31, 2022 was $10.0 million compared to $12.6 million on December 31, 2021. On March 31, 2022, we had $7.1 million of outstanding borrowings on our asset-based credit line with availability of $1.1 million and working capital of $27.2 million.

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

There have been no material changes due to the impact of the COVID-19 pandemic on our business from that disclosed in our most recently filed Annual Report. Our most recent Annual Report on Form 10-K/A for the year ended December 31, 2021 as filed with the SEC on August 19, 2022 provides additional information about our business and operations.

Recent Accounting Standards

See Note 2 Summary of Significant Accounting Policies, in Notes to Unaudited Consolidated Financial Statements in Item 1 of Part 1 of this Report on 10-Q/A, for a full description of recent accounting standards, include the expected dates of adoption and estimated effects on the financial condition and results of operations, which are hereby incorporated by reference.

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents and borrowings under our SVB line-of-credit. As of March 31, 2022, we had cash and cash equivalents of $10.0 million as compared to $12.6 million on December 31, 2021. On March 31, 2022, we had $7.1 million of borrowings outstanding and $1.1 million available on our $25.0 million SVB line-of-credit and working capital of $27.2 million. We have funded our operations and investing activities primarily through borrowings on our line of credit, the sale of assets and the sale of our common stock.

Our historical cash outflows have primarily been associated with: (1) cash used for operating activities such as the purchase and growth of inventory, expansion of our sales and marketing and research and development infrastructure and other working capital needs; (2) expenditures related to increasing our manufacturing capacity and improving our manufacturing efficiency; (3) capital expenditures related to the acquisition of equipment; and (4) cash used to repay our debt obligations and related interest expense. Fluctuations in our working capital due to timing differences of our cash receipts and cash disbursements also impact our cash inflows and outflows.

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

At March 31, 2022, we have Federal and state net operating loss carry forwards of approximately $54.8 million and $21.6 million, respectively, available to reduce future taxable income. A valuation allowance has been established for the full amount of deferred income tax assets as management has concluded that it is more-likely than-not that the benefits from such assets will

Commitments and Contractual Obligations

During the three months ended March 31, 2022, except as otherwise disclosed in this Form 10-Q/A, there were no material changes to our capital commitments and contractual obligations from those disclosed in our Form 10-K/A for the year ended December 31, 2021.

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

In connection with the preparation of this Quarterly Report on the Form 10-Q/A, we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2022. Based upon that evaluation and other than as disclosed herein, our Chief Executive Officer and Chief Financial Officer concluded that due to the existence of material weaknesses in our internal controls over financial reporting, described below, our disclosure controls and procedures were not effective as of the end of the period covered by this report in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period..

During our preparation of our Annual Report on Form 10-K/A for the year ended December 31, 2021, we identified material weaknesses with financial reporting to account for inventory transactions. These material weaknesses resulted in the Company incorrectly reporting its inventory. To remediate the material weaknesses, the Company is instituting reporting enhancements within its accounting system, standardized and timely account reconciliations, and independent and regular reviews by the finance department to ensure the Company inventory records are complete and accurate. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of these material weaknesses will be completed before the end of 2022.

Other than as disclosed herein, there were no changes in our internal control over financial reporting during the three months ended March 31, 2022 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors set forth in our 2021 Annual Report on Form 10-K/A for the year ended December 31, 2021, filed with the SEC on August 19, 2022, which includes a detailed discussion of our risk factors in Part I, “Item 1A. Risk Factors”, which discussion is hereby incorporated by reference into this Part II, Item 1A. Our Risk Factors could materially affect our business, financial position, or future results of operations. The risks described in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or future results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description

3.1	Amended and Restated By-Laws of Minim, Inc., adopted and effective April 13, 2022 (incorporated by reference to Exhibit 3.1 to Minim, Inc. Current Report on Form 8-K filed by the Company on April 15, 2022).
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

**	Compensation Plan or Arrangement.

†	In accordance with Item 601(b)(32)(ii) of Regulation S-K, the certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Form 10-Q/A and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINIM, INC.
(Registrant)

Date: August 19, 2022	By:	/s/ DUSTIN TACKER
Dustin Tacker
Chief Financial Officer
(on behalf of Registrant and as Principal Financial Officer)

