Form 10-Q
period 2022-06-30
MINIM, INC.
filed 2022-08-19
CIK 1467761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of August 19, 2022, was 46,504,232 shares.

MINIM, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MINIM, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2022 (Unaudited)	December 31, 2021

ASSETS
Current assets
Cash and cash equivalents	$4,217,110	$12,570,445
Restricted cash	500,000	500,000
Accounts receivable, net of allowance of doubtful accounts of $231,004 and $236,819 as of June 30, 2022 and December 31, 2021, respectively	6,269,645	4,880,663
Inventories, net	34,340,864	33,891,287
Prepaid expenses and other current assets	446,533	587,885
Total current assets	45,774,152	52,430,280

Equipment, net	713,335	762,818
Operating lease right-of-use assets, net	253,575	241,626
Goodwill	58,872	58,872
Intangible assets, net	201,559	262,698
Other assets	635,036	544,738
Total assets	$47,636,529	$54,301,032

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank credit line	$5,554,063	$5,065,074
Accounts payable	11,353,680	12,458,246
Current maturities of government loan	—	34,237
Current maturities of operating lease liabilities	159,324	143,486
Accrued expenses	4,779,033	5,279,917
Deferred revenue, current	560,124	291,296
Total current liabilities	22,406,224	23,272,256

Operating lease liabilities, less current maturities	94,251	98,811
Deferred revenue, noncurrent	542,441	443,452
Total liabilities	23,042,916	23,814,519

Commitments and Contingencies (Note 6)

Stockholders’ equity
Preferred Stock, authorized: 2,000,000 shares at $0.01 par value; 0 shares issued and outstanding	—	—
Common Stock, authorized: 60,000,000 shares at $0.01 par value; issued and outstanding: 46,315,958 shares at June 30, 2022 and 45,885,043 shares at December 31, 2021, respectively	463,158	458,850
Additional paid-in capital	90,381,124	89,313,273
Accumulated deficit	(66,250,669)	(59,285,610)
Total stockholders’ equity	24,593,613	30,486,513
Total liabilities and stockholders’ equity	$47,636,529	$54,301,032

See accompanying notes to consolidated financial statements.

MINIM, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net sales	$12,863,768	$14,893,145	$26,163,023	$29,910,719
Cost of goods sold	10,325,007	10,415,427	19,433,025	20,329,211
Gross profit	2,538,761	4,477,718	6,729,998	9,581,508

Operating expenses:
Selling and marketing	3,831,608	3,209,247	7,483,634	6,383,196
General and administrative	1,618,613	1,326,493	3,069,645	2,403,861
Research and development	1,374,408	1,386,358	2,916,990	2,774,530
Total operating expenses	6,824,629	5,922,098	13,470,269	11,561,587

Operating loss	(4,285,868)	(1,444,380)	(6,740,271)	(1,980,079)

Other income (expense):
Interest expense, net	(89,972)	(78,041)	(168,070)	(106,362)
Gain on forgiveness of debt (Note 5)	—	—	—	20,000
Total other expense	(89,972)	(78,041)	(168,070)	(86,362)

Loss before income taxes	(4,375,840)	(1,522,421)	(6,908,341)	(2,066,441)

Income taxes	50,719	31,490	56,719	32,990

Net loss	$(4,426,559)	$(1,553,911)	$(6,965,060)	$(2,099,431)

Net loss per share:
Basic and diluted	$(0.10)	$(0.04)	$(0.15)	$(0.06)

Basic and diluted weighted average common and common equivalent shares	46,344,916	35,482,181	46,181,335	35,368,931

See accompanying notes to consolidated financial statements.

MINIM, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

For the six months ended June 30, 2022

	Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2021	45,885,043	$458,850	$89,313,273	$(59,285,610)	$30,486,513

Net loss	—	—	—	(2,538,500)	(2,538,500)
Stock option exercises	180,774	1,807	97,362	—	99,169
Stock-based compensation	—	—	562,875	—	562,875
Balance at March 31, 2022	46,065,817	$460,657	$89,973,510	$(61,824,110)	$28,610,057
Net loss	—	—	—	(4,426,559)	(4,426,559)
Stock option exercises, net	250,141	2,501	135,134	—	137,635
Stock-based compensation	—	—	272,480	—	272,480
Balance at June 30, 2022	46,315,958	$463,158	$90,381,124	$(66,250,669)	$24,593,613

For the six months ended June 30, 2021

	Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2020	35,074,922	$350,749	$64,526,664	$(57,086,943)	$7,790,470

Net loss	—	—	—	(545,520)	(545,520)
Stock option exercises	287,932	2,879	376,268	—	379,147
Stock-based compensation	—	—	404,718	—	404,718
Balance at March 31, 2021	35,362,854	$353,628	$65,307,650	$(57,632,463)	$8,028,815
Net loss	—	—	—	(1,553,911)	(1,553,911)
Stock option exercises	268,385	2,722	339,541	—	342,263
Stock-based compensation	—	—	211,124	—	211,124
Balance at June 30, 2021	35,631,239	$356,350	$65,858,315	$(59,186,374)	$7,028,291

See accompanying notes to consolidated financial statements.

MINIM, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows used in operating activities:
Net loss	$(6,965,060)	$(2,099,431)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	433,845	337,463
Amortization of right-of-use assets	91,965	54,971
Amortization of debt issuance costs	35,407	13,999
Amortization of sales contract costs	19,209	13,792
Stock-based compensation	835,355	615,842
Provision for accounts receivable allowances	(5,816)	—
Provision for inventory reserves	370,308	118,927
Non-cash loan forgiveness	—	(20,000)
Changes in operating assets and liabilities:
Accounts receivable	(1,383,166)	(51,511)
Inventories	(819,885)	(3,193,116)
Prepaid expenses and other current assets	141,352	94,664
Other assets	27,489	(79,690)
Accounts payable	(1,104,566)	454,713
Accrued expenses	(500,865)	(2,377,861)
Deferred revenue	367,817	966,399
Operating lease liabilities	(92,636)	(54,434)
Net cash used in operating activities	(8,549,247)	(5,205,273)

Cash flows from investing activities:
Purchases of equipment	(130,864)	(297,947)
Certification costs capitalized	(329,356)	—
Net cash used in investing activities	(460,220)	(297,947)

Cash flows from financing activities:
Net proceeds from the SVB bank credit line	453,582	7,307,578
Repayment of the Rosenthal bank credit line	—	(2,442,246)
Costs associated with bank credit line	—	(92,905)
Repayment of government loan	(34,252)	—
Proceeds from stock option exercises	236,802	721,409
Net cash provided by financing activities	656,132	5,493,836

Net decrease in cash and cash equivalents	(8,353,335)	(9,384)
Cash, cash equivalents, and restricted cash - Beginning	13,070,445	1,571,757

Cash, cash equivalents, and restricted cash - Ending	$4,717,110	$1,562,373

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$167,703	$106,417
Income taxes	$56,719	$32,990

Cash is reported on the consolidated statements of cash flows as follows:

Cash and cash equivalents	$4,217,110	$812,373
Restricted cash	500,000	750,000
Total cash, cash equivalents and restricted cash	$4,717,110	$1,562,373

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

Certain prior year amounts have been reclassified to conform to the current year presentation. None of the reclassifications impacted the consolidated statements of operations for the three- and six- month period ended June 30, 2021.

Liquidity

The Company’s operations have historically been financed through the issuance of common stock and borrowings. Since inception, the Company has incurred significant losses and negative cash flows from operations. During the six months ended June 30, 2022, the Company incurred a net loss of $7.0 million and had negative cash flows from operating activities of $8.5 million. As of June 30, 2022, the Company had an accumulated deficit of $66.3 million and cash and cash equivalents of $4.2 million. The Company believes it has sufficient resources through its cash and cash equivalents, other working capital and borrowings under its SVB line-of-credit to continue as a going concern through at least one year from the issuance of these financial statements. If cash on hand and availability on the line of credit are not sufficient, the Company will and has the ability to reduce expenses and defer inventory purchases to preserve cash on hand.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K/A for the year ended December 31, 2021. The Company’s significant accounting policies did not change during the six months ended June 30, 2022.

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

The following table reflects the contract balances as of the periods ended:

	June 30,	December 31,
	2022	2021

Accounts receivable	$6,269,645	$4,880,663
Total contract assets	$6,269,645	$4,880,663

Deferred revenue, current	$560,124	$291,296
Deferred revenue, noncurrent	542,441	443,452
Total contract liabilities	$1,102,565	$734,748

During the three and six months ended June 30, 2022, the change in contract liabilities balances was as follows:

Balance at December 31, 2021	$734,748
Billings	177,759
Revenue recognized	(80,483)
Balance at March 31, 2022	$832,024
Billings	365,868
Revenue recognized	(95,327)
Balance at June 30, 2022	$1,102,565

Disaggregation of Revenue

The following table sets forth our revenues by distribution channel:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Retailers	$12,743,191	$12,995,760	$25,084,480	$26,787,278
Distributors	62,170	1,872,934	369,377	2,786,084
Other	58,407	24,451	709,166	337,357
	$12,863,768	$14,893,145	$26,163,023	$29,910,719

The following table sets forth our revenues by product:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Cable modems & gateways	$12,214,502	$12,808,320	$25,097,550	$27,395,410
Other networking products	502,941	1,932,121	775,507	2,237,933
SaaS	146,325	152,704	289,966	277,376
	$12,863,768	$14,893,145	$26,163,023	$29,910,719

(4) BALANCE SHEET COMPONENTS

Inventories

Inventories, net consists of the following:

	June 30, 2022	December 31, 2021
Raw materials	$2,294,111	$1,047,156
Finished goods	32,046,753	32,844,131
	$34,340,864	$33,891,287

Finished goods includes consigned inventory held by our customers of $4.6 million and $4.5 million at June 30, 2022 and December 31, 2021, respectively and includes in-transit inventory of $7.1 million and $6.3 million at June 30, 2022 and December 31, 2021, respectively. The Company reviews inventory for obsolete and slow-moving products each quarter and makes provisions based on its estimate of the probability that the material will not be consumed or that it will be sold below cost. The inventory reserves were $1.1 million and $0.8 million as of June 30, 2022 and December 31, 2021, respectively.

Accrued expenses

Accrued expenses consist of the following:

	June 30, 2022	December 31, 2021
Inventory purchases	$—	$287,571
Payroll & related benefits	239,284	210,495
Professional fees	274,889	229,597
Royalty costs	1,650,000	1,588,025
Sales allowances	1,858,580	1,958,050
Sales and use tax	61,896	50,916
Other	694,384	955,263
	$4,779,033	$5,279,917

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

The Company incurred $143 thousand of origination costs in connection with the SVB Loan Agreement. These origination costs were recorded as debt discount and are being expensed over the remaining term of the SVB Loan Agreement. Amortization of debt issuance costs was $18 thousand and $12 thousand in the three months ended June 30, 2022 and 2021, respectively. Amortization of debt issuance costs was $35 thousand and $14 thousand in the six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, the Company had $5.6 million outstanding, which is net of origination costs of $66 thousand, on its SVB Loan, with availability of $0.2 million. The interest rate was 5.75% as of June 30, 2022.

Government Loans

On April 15, 2020, the Company entered into a note payable with Primary Bank, a bank under the Small Business Administration (“SBA”), Paycheck Protection Program (“PPP”), in the amount of $583 thousand, which matured on April 15, 2022. Under the terms of the PPP note, the Company was able to apply for and receive forgiveness of $513 thousand of the original principal balance in 2020. As of June 30, 2022, the PPP note is fully repaid.

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

The components of lease costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Operating lease costs	$43,806	$37,930	$92,037	$58,704
Short-term lease costs	—	5,284	—	31,840
Total lease costs	$43,806	$43,214	$92,037	$90,544

The weighted-average remaining lease term and discount rate were as follows:

	Period Ended June 30,
	2022	2021

Operating leases:
Weighted average remaining lease term (years)	1.6	0.7
Weighted average discount rate	4.2%	7.1%

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Six Months ended June 30,
	2022	2021
Operating cash flow information:
Amounts included in measurement of lease liabilities	$97,266	$59,202
Non-cash activities:
ROU asset obtained in exchange for lease liability	$103,914	$59,202

The maturity of the Company’s operating lease liabilities as of June 30, 2022, were as follows:

Years ended December 31,
2022 (remainder)	$84,766
2023	155,379
2024	22,794
Total lease payments	$262,939
Less: imputed interest	(9,364)
Present value of operating lease liabilities	$253,575
Operating lease liabilities, current	$159,324
Operating lease liabilities, noncurrent	$94,251

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

In connection with the License Agreement, the Company has committed to reserve a certain percentage of wholesale prices for use in advertising, merchandising and promotion of the related products. Additionally, the Company is required to make quarterly royalty payments equal to a certain percentage of the preceding quarter’s net sales with minimum annual royalty payments as follows:

Years ending December 31,
2022 (remaining)	$3,300,000
2023	6,850,000
2024	7,100,000
2025	7,100,000
Total	$24,350,000

Royalty expense under the License Agreement was $1.7 million and $1.6 million for the three months ended June 30, 2022 and 2021, respectively, and $3.3 million and $3.2 million for the six months ended June 30, 2022 and 2021, respectively. Royalty expense is included in selling and marketing expenses on the accompanying consolidated statements of operations.

(c) Contingencies

The Company is party to various lawsuits and administrative proceedings arising in the ordinary course of business. The Company evaluates such lawsuits and proceedings on a case-by-case basis, and its policy is to vigorously contest any such claims which it believes are without merit.

The Company reviews the status of its legal proceedings and records a provision for a liability when it is considered probable that both a liability has been incurred and the amount of the loss can be reasonably estimated. This review is updated periodically as additional information becomes available. If both of the criteria are not met, the Company reassesses whether there is at least a reasonable possibility that a loss, or additional losses, may be incurred. If there is a reasonable possibility that a loss may be incurred, the Company discloses the estimate of the amount of the loss or range of losses, that the amount is not material, or that an estimate of the loss cannot be made. At June 30, 2022, the Company is not currently a party to any legal proceedings that, if determined adversely to the Company, in management’s opinion, are currently expected to individually or in the aggregate have a material adverse effect on the Company’s business, operating results or financial condition taken as a whole. The Company expenses its legal fees as incurred.

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

(7) SIGNIFICANT CUSTOMER AND DEPENDENCY ON KEY SUPPLIERS

Relatively few companies account for a substantial portion of the Company’s revenues. In the three months ended June 30, 2022, two companies, including a marketplace facilitator, accounted for 10% or greater individually and 91% in the aggregate of the Company’s total net sales. At June 30, 2022, three companies, including a marketplace facilitator, with an accounts receivable balance of 10% or greater individually accounted for a combined 91% of the Company’s accounts receivable. In the three months ended June 30, 2021, three companies, including a marketplace facilitator, accounted for 10% or greater individually and 93% in the aggregate of the Company’s total net sales. At June 30, 2021, two companies with an accounts receivable balance of 10% or greater individually accounted for a combined 78% of the Company’s accounts receivable.

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

The Company depends on many third-party suppliers for key components contained in its product offerings. For some of these components, the Company may only use a single source supplier, in part due to the lack of alternative sources of supply. During the three months ended June 30, 2022 and 2021, the Company had two suppliers and one supplier, respectively, that provided 98% and 99%, respectively, of the Company’s purchased inventory. During the six months ended June 30, 2022 and 2021, the Company had two suppliers and one supplier, respectively, that provided 99% and 98%, respectively, of the Company’s purchased inventory.

(8) INCOME TAXES

During the three months ended June 30, 2022, we recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated due to the uncertainty of realizing a benefit from those items.

We have evaluated the positive and negative evidence bearing upon the Company’s ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards and research and development tax credits. We considered the history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and we have concluded that it is more likely than not that we will not realize the benefits of our deferred tax assets. As a result, as of June 30, 2022 and December 31, 2021, we recorded a full valuation allowance against our net deferred tax assets.

As of June 30, 2022 and December 31, 2021, the Company had federal net operating loss carry forwards of approximately $57.5 million and $62.7 million, respectively, which are available to offset future taxable income. They are due to expire in varying amounts from 2022 to 2040. Federal net operating losses occurring after December 31, 2017, of approximated $19.0 million may be carried forward indefinitely. As of June 30, 2022 and December 31, 2021, the Company had state net operating loss carry forwards of approximately $24.0 million and $19.9 million, respectively, which are available to offset future taxable income. They are due to expire in varying amounts from 2033 through 2040. We recorded minimum state income taxes and taxes related to our operations in Mexico. For the three and six months ended June 30, 2022 and 2021, income tax expense was $51 thousand and $31 thousand, respectively, compared to prior year periods of $57 thousand and $33 thousand, respectively.

(9) RELATED PARTY TRANSACTIONS

The Company leases office space located at the 848 Elm Street, Manchester, NH. The landlord is an affiliate entity owned by Mr. Hitchcock. The two-year facility lease agreement was effective from August 1, 2019, to July 31, 2021 and was extended to July 31, 2022. On July 18, 2022, the lease agreement was amended to a month-to-month lease arrangement and may be terminated by either party with a 60-day notice. The facility lease agreement provides for 2,656 square feet at an aggregate annual rental price of $30 thousand. Rent expense was $8 thousand and $16 thousand for the three and six months ended June 30, 2022 and 2021, respectively.

(10) EARNINGS (LOSS) PER SHARE

Net loss per share for the three and six months ended June 30, 2022 and 2021, respectively, are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Numerator:
Net loss	$(4,426,559)	$(1,553,911)	$(6,965,060)	$(2,099,431)

Denominator:
Weighted average common shares - basic	46,344,916	35,482,181	46,181,335	35,368,931
Effect of dilutive common share equivalents	—	—	—	—
Weighted average common shares - dilutive	46,344,916	35,482,181	46,181,335	35,368,931

Basic and diluted	$(0.10)	$(0.04)	$(0.15)	$(0.06)

Diluted loss per common share for the three and six months ended June 30, 2022 and 2021 excludes the effects of 1,350,839 and 1,511,030 common share equivalents, respectively, since such inclusion would be anti-dilutive. The common share equivalents consist of shares of common stock issuable upon exercise of outstanding stock options.

(11) SUBSEQUENT EVENTS

On July 18, 2022, the Company amended its Manchester facility lease to a month-to-month lease arrangement and may be terminated by either party with a 60-day notice.

The Company has evaluated subsequent events from June 30, 2022 through the date of this filing and has determined that there are no such events, other than those noted above, requiring recognition or disclosure in the financial statements.

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

Our cash and cash equivalents balance on June 30, 2022 was $4.2 million compared to $12.6 million on December 31, 2021. On June 30, 2022, we had $5.6 million of outstanding borrowings on our asset-based credit line with availability of $0.2 million and working capital of $23.4 million. The Company is currently executing plans to reduce inventory levels by purchasing a selection of products while selling existing inventory to improve cash and inventory positions by the end of the 2022 fiscal year.

The Company’s ability to maintain adequate levels of liquidity depends in part on our ability to sell inventory on hand, increasing SaaS sales, and collect related receivables.

Although the Company has recently experienced losses and has a decrease in sales in the current quarter compared to prior quarters as a result of declining consumer spending in home networking equipment since the peak of the pandemic, our sales are ahead of pre-pandemic sales. In the three and six months ended June 30, 2022 and 2021, we generated net sales of $12.9 million and $14.9 million, respectively, and $26.2 million and $30 million, respectively.

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

Our critical accounting policies and estimates, which are revenue recognition, product returns, inventory valuation and costs of goods sold, and valuation of deferred tax assets are described under “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K/A for the year ended December 31, 2021. For the six months ended June 30, 2022, there have been no significant changes in our critical accounting policies and estimates.

Results of Operations

The following table sets forth certain financial data derived from our consolidated statements of operations for the three and six months ended June 30, 2022 and 2021 presented in absolute dollars and as a percentage of net sales, with dollars and percentage change period over period:

	Three Months Ended				Six Months Ended
	June 30, 2022	June 30, 2021	$ Change	% Change	June 30, 2022	June 30, 2021	$ Change	% Change
	(In thousands, except percentage data)
Net sales	$12,864	$14,893	$(2,029)	(13.6)%	26,163	$29,911	$(3,748)	(12.5)%
Cost of goods sold	10,325	10,415	(90)	(0.9)	19,433	20,329	(896)	(4.4)
Gross profit	2,539	4,478	(1,939)	(43.3)	6,730	9,582	(2,852)	(29.8)
Operating expenses:
Selling and marketing	3,832	3,209	623	19.4	7,484	6,383	1,101	17.2
General and administrative	1,619	1,327	292	22.0	3,070	2,404	666	27.7
Research and development	1,374	1,386	(12)	(0.9)	2,917	2,775	142	5.1
Total operating expenses	6,825	5,922	903	15.2	13,471	11,562	1,909	16.5
Operating loss	(4,286)	(1,444)	(2,842)	(196.8)	(6,741)	(1,980)	(4,761)	(240.5)
Operating income (expense):
Interest expense, net	(90)	(78)	(12)	15.4	(168)	(106)	(63)	58.4
Other, net	—	—	—	—	—	20	(20)	(100)
Total other income (expense)	(90)	(78)	(12)	15.4	(168)	(86)	(82)	(95.3)
Loss before income taxes	(4,376)	(1,522)	(2,854)	(187.5)	(6,909)	(2,066)	(4,843)	(234.4)
Income taxes	51	32	19	59.4	57	33	24	72.7
Net loss	$(4,427)	$(1,554)	$(2,873)	(184.9)%	$(6,966)	$(2,099)	$(4,867)	(231.9)%

Comparison of the three and six months ended June 30, 2022 to the three and six months ended June 30, 2021

The following table sets forth our revenues by product and the changes in revenues for the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021:

	Three Months Ended				Six Months Ended
	June 30, 2022	June 30, 2021	$ Change	% Change	June 30, 2022	June 30, 2021	$ Change	% Change
		(In thousands, except percentage data)
Cable modems & gateways	$12,215	$12,808	$(593)	(4.6)%	$25,097	$27,395	$(2,298)	(8.4)%
Other network products	503	1,932	(1,429)	(74.0)	776	2,238	(1,462)	(65.3)
SaaS	146	153	(7)	(4.6)	290	278	12	4.3
Total	$12,864	$14,893	$(2,029)	(13.6)%	$26,163	$29,911	$3,748	(12.5)%

The Company’s revenues by geographic area are earned entirely in North America, with the exception of immaterial sales in regions beyond North America, for the three and six months ended June 30, 2022 and 2021.

Net Sales

Our total net sales decreased year-over-year by $2.0 million or 13.6% in the three months ended June 30, 2022 and by $3.7 million or 12.5% in the six months ended June 30, 2022. The decrease in net sales is directly attributable to decreased sales of Motorola branded cable modems and gateways. In both 2022 and 2021, we primarily generated our sales by selling cable modems and gateways. Sales related to SaaS offerings decreased by $7 thousand or 4.6% in the three months ended June 30, 2022 and increased by $12 thousand or 4.3% during the six months ended June 30, 2022. The decrease in the other category of $1.4 million and $1.5 million in the three and six months ended 2022 compared to 2021 is primarily due to a reduction in DSL products and a refocus on new products with growth potential outside North America as well as within new product introductions.

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

The decrease in gross profit was attributable to higher cost inventory resulting from inflationary costs and recording inventory reserves on a specific product. We outsource our manufacturing, warehousing and distribution logistics. We believe this outsourcing strategy allows us to better manage our product costs and gross margin. Our gross margin can be affected by a number of factors, including fluctuation in foreign exchange rates, sales returns, changes in average selling prices, end-user customer rebates and other channel sales incentives, changes in our cost of goods sold due to fluctuations and increases in prices paid for components, overhead costs, inbound freight and duty/tariffs, conversion costs, and charges for excess or obsolete inventory.

The following table presents net sales and gross margin, for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30, 2022	June 30, 2021	$ Change	% Change	June 30, 2022	June 30, 2021	$ Change	% Change
		(In thousands, except percentage data)
Net sales	$12,864	$14,893	$(2,029)	(13.6)%	$26,163	$29,911	$(3,748)	(12.5)%
Gross margin	19.7%	30.1%			25.7%	32.0%

Gross profit and gross margin decreased in the three and six months ended June 30, 2022, compared to the three months ended in the prior fiscal year period, primarily due to higher component material costs related to chipset premiums and recording of inventory reserves on a specific product.

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

	Three Months Ended				Six Months Ended
	June 30, 2022	June 30, 2021	$ Change	% Change	June 30, 2022	June 30, 2021	$ Change	% Change
		(In thousands, except percentage data)
Selling and marketing	$3,832	$3,209	$623	19.4%	$7,484	$6,383	$1,101	17.2%

Selling and marketing expenses increased in the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, primarily due to increases in marketing program campaigns of $552 thousand and Motorola royalty fees of $63 thousand. Selling and marketing expenses increased in the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, primarily due to an increase in marketing program campaigns of $796 thousand, Motorola royalty fees of $125 thousand, and software subscriptions of $41 thousand.

For the remainder of fiscal 2022, we expect our selling and marketing expenses as a percentage of net sales in fiscal 2022 to be above fiscal 2021 levels. Expenses may fluctuate depending on sales levels achieved as certain expenses, such as commissions, are determined based upon the net sales achieved. Forecasting selling and marketing expenses is highly dependent on expected net sales levels and could vary significantly depending on actual net sales achieved in any given quarter. Marketing expenses may also fluctuate depending upon the timing, extent and nature of marketing programs.

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

	Three Months Ended				Six Months Ended
	June 30, 2022	June 30, 2021	$ Change	% Change	June 30, 2022	June 30, 2021	$ Change	% Change
		(In thousands, except percentage data)
General and administrative	$1,619	$1,327	$292	22.0%	$3,070	$2,404	$666	27.7%

General and administrative expenses increased in the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, primarily due to increases in personnel expenses of $245 thousand, software subscriptions of $339 thousand, partially offset by a decrease in professional fees of $364 thousand. General and administrative expenses increased in the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, primarily due to increases in personnel expenses of $530 thousand, director fees of $200 thousand, and software subscriptions of $423 thousand, partially offset by a decrease in professional fees of $538 thousand.

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

	Three Months Ended				Six Months Ended
	June 30, 2022	June 30, 2021	$ Change	% Change	June 30, 2022	June 30, 2021	$ Change	% Change
		(In thousands, except percentage data)
Research and development	$1,374	$1,386	$(12)	(0.9)%	$2,917	$2,775	$142	5.1%

Research and development expenses decreased in the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, primarily due to personnel expenses. Research and development expenses increased in the six months ended June 30, 2022, as compared to the three months ended June 30, 2021, primarily due to personnel expenses.

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents and borrowings under our SVB line-of-credit. As of June 30, 2022, we had cash and cash equivalents of $4.2 million as compared to $12.6 million on December 31, 2021. On June 30, 2022, we had $5.6 million of borrowings outstanding and $0.2 million available on our $25.0 million SVB line-of-credit and working capital of $23.4 million. We have funded our operations and investing activities primarily through borrowings on our line of credit, the sale of assets and the sale of our common stock.

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

Cash Flows

The following table presents our cash flows for the periods presented:

	Six Months ended June 31,
	2022	2021
Cash used in operating activities	$(8,549)	$(5,205)
Cash used in investing activities	(460)	(298)
Cash provided by financing activities	656	5,494
Net decrease in cash and cash equivalents	$(8,353)	$(9)

Cash Flows from Operating Activities. Cash used in operating activities of $8.5 million for 2022 reflected our net loss of $7.0 million, adjusted for non-cash expenses, consisting primarily of $0.4 million of depreciation and amortization and $0.8 million of stock-based compensation expense. Uses of cash includes an increase of accounts receivables of $1.4 million, increase in inventories $0.8 million, a decrease in accounts payable of $1.1 million, and a decrease in accrued expenses $0.5 million. Sources of cash included a decrease of other assets of $0.2 million and increases in deferred revenue of $0.4 thousand.

Cash used in operating activities of $5.2 million for 2021 reflected our net loss of $2.1 million, adjusted for non-cash expenses, consisting primarily of stock-based compensation expense of $0.6 million. Uses of cash include an increase in inventories of $3.2 million and increase in accounts payable of $0.5 million and accrued expenses of $2.4 million.

Cash Flows from Investing Activities. In 2022, $0.1 million was used to purchase equipment and $0.3 million was used for certification costs.

In 2021, cash of $0.3 million was used to purchase equipment.

Cash Flows from Financing Activities. Cash provided by financing activities in 2022 consisted of a source of cash of $0.5 million from borrowings under our SVB line-of-credit, and $0.2 million in proceeds from the exercise of common stock options.

Cash provided by financing activities in 2021 consisted of a source of cash of $7.3 million from borrowings under our SVB line-of-credit, and $0.7 million in proceeds from the exercises of common stock options. Uses of cash include the repayment of the Rosenthal & Rosenthal, Inc. line-of-credit of $2.4 million.

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

At June 30, 2022, we believe our current cash and cash equivalents, other working capital and borrowings under our SVB line-of-credit will be sufficient to fund working capital requirements, capital expenditures and operations during the next twelve months. The Company is currently executing plans to reduce inventory levels by purchasing a selection of products while selling existing inventory to improve cash and inventory positions by the end of the 2022 fiscal year. We intend to retain any future earnings to support operations and to finance the growth and development of our business, and we do not anticipate paying any dividends in the foreseeable future.

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

At June 30, 2022, we have Federal and state net operating loss carry forwards of approximately $57.5 million and $24.0 million, respectively, available to reduce future taxable income. A valuation allowance has been established for the full amount of deferred income tax assets as management has concluded that it is more-likely than-not that the benefits from such assets will

Commitments and Contractual Obligations

During the six months ended June 30, 2022, except as otherwise disclosed in this Form 10-Q, there were no material changes to our capital commitments and contractual obligations from those disclosed in our Form 10-K/A for the year ended December 31, 2021.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of June 30, 2022. See Note 6 to the accompanying consolidated financial statements for additional disclosure.

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

In connection with the preparation of this Quarterly Report on the Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2022. Based upon that evaluation and other than as disclosed herein, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

During our preparation of our Annual Report on Form 10-K/A for the year ended December 31, 2021, we identified material weaknesses with financial reporting to account for inventory transactions. These material weaknesses could result in the Company incorrectly reporting its inventory. To remediate the material weaknesses, the Company is instituting reporting enhancements within its accounting system, standardized and timely account reconciliations, and independent and regular reviews by the finance department to ensure the Company inventory records are complete and accurate. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of these material weaknesses will be completed before the end of 2022.

Other than as disclosed herein, there were no changes in our internal control over financial reporting during the three months ended June 30, 2022 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description

10.1	Amendment to Employment Agreement, dated August 15, 2022, between Minim, Inc. and Mehul Patel (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on August 16, 2022).**
10.2	Executive Employment Agreement dated August 15, 2022, between Minim, Inc. and Dustin Tacker (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company on August 16, 2022).**
10.3	Executive Severance Agreement, dated August 15, 2022, between Minim, Inc. and Dustin Tacker (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by the Company on August 16, 2022).**
10.4	Transition and Separation Agreement, dated August 15, 2022, between Minim, Inc. and Gray Chynoweth (incorporated by reference to Exhibit 10.4 to the Form 8-K filed by the Company on August 16, 2022).**
10.5	Separation Agreement, dated August 15, 2022, between Minim, Inc. and John Lauten (incorporated by reference to Exhibit 10.5 to the Form 8-K filed by the Company on August 16, 2022).**
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

**	Compensation Plan or Arrangement.

†	In accordance with Item 601(b)(32)(ii) of Regulation S-K, the certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINIM, INC. (Registrant)

Date: August 19, 2022	By:	/s/ DUSTIN TACKER
Dustin Tacker Chief Financial Officer (on behalf of Registrant and as Principal Financial Officer)

