Form 10-Q
period 2022-09-30
MINIM, INC.
filed 2022-11-14
CIK 1467761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of November 11, 2022, was 46,578,730 shares.

MINIM, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MINIM, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2022 (Unaudited)	December 31, 2021

ASSETS
Current assets
Cash and cash equivalents	$1,437,756	$12,570,445
Restricted cash	500,000	500,000
Accounts receivable, net of allowance of doubtful accounts of $335,804 and $236,819 as of September 30, 2022 and December 31, 2021, respectively	6,210,464	4,880,663
Inventories, net	30,312,862	33,891,287
Prepaid expenses and other current assets	327,509	587,885
Total current assets	38,788,591	52,430,280

Equipment, net	736,312	762,818
Operating lease right-of-use assets, net	212,483	241,626
Goodwill	58,872	58,872
Intangible assets, net	170,555	262,698
Other assets	567,629	544,738
Total assets	$40,534,442	$54,301,032

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank credit line	$5,844,559	$5,065,074
Accounts payable	6,934,424	12,458,246
Current maturities of government loan	—	34,237
Current maturities of operating lease liabilities	158,468	143,486
Accrued expenses	5,621,518	5,279,917
Deferred revenue, current	563,026	291,296
Total current liabilities	19,121,995	23,272,256

Operating lease liabilities, less current maturities	54,015	98,811
Deferred revenue, noncurrent	690,698	443,452
Total liabilities	19,866,708	23,814,519

Commitments and Contingencies (Note 6)

Stockholders’ equity
Preferred Stock, authorized: 2,000,000 shares at $0.01 par value; 0 shares issued and outstanding	—	—
Common Stock, authorized: 60,000,000 shares at $0.01 par value; issued and outstanding: 46,578,730 shares at September 30, 2022 and 45,885,043 shares at December 31, 2021, respectively	465,786	458,850
Additional paid-in capital	90,515,197	89,313,273
Accumulated deficit	(70,313,249)	(59,285,610)
Total stockholders’ equity	20,667,734	30,486,513
Total liabilities and stockholders’ equity	$40,534,442	$54,301,032

See accompanying notes to consolidated financial statements.

MINIM, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net sales	$13,832,780	$15,036,170	$39,995,803	$44,946,889
Cost of goods sold	10,749,970	10,542,788	30,182,996	30,871,998
Gross profit	3,082,810	4,493,382	9,812,807	14,074,891

Operating expenses:
Selling and marketing	3,802,735	3,499,636	11,286,370	9,882,832
General and administrative	1,922,315	1,371,430	4,991,959	3,775,291
Research and development	1,310,300	1,788,677	4,227,290	4,563,207
Total operating expenses	7,035,350	6,659,743	20,505,619	18,221,330

Sale of trademark, net	—	3,955,626	—	3,955,626

Operating income (loss)	(3,952,540)	1,789,265	(10,692,812)	(190,813)

Other income (expense):
Interest expense, net	(93,733)	(81,237)	(261,802)	(187,599)
Gain on forgiveness of debt (Note 5)	—	—	—	20,000
Total other expense	(93,733)	(81,237)	(261,802)	(167,599)

Income (loss) before income taxes	(4,046,273)	1,708,028	(10,954,614)	(358,412)

Income taxes	16,307	8,132	73,026	41,123

Net income (loss)	$(4,062,580)	$1,699,896	$(11,027,640)	$(399,535)

Net income (loss) per share:
Basic	$(0.09)	$0.04	$(0.24)	$(0.01)
Diluted	$(0.09)	$0.04	$(0.24)	$(0.01)

Basic weighted average common and common equivalent shares	46,527,248	42,301,480	46,297,906	37,705,175
Diluted weighted average common and common equivalent shares	46,527,248	43,437,476	46,297,906	37,705,175

See accompanying notes to consolidated financial statements.

MINIM, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

For the nine months ended September 30, 2022

	Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2021	45,885,043	$458,850	$89,313,273	$(59,285,610)	$30,486,513

Net loss	—	—	—	(2,538,500)	(2,538,500)
Stock option exercises	180,774	1,807	97,362	—	99,169
Stock-based compensation	—	—	562,875	—	562,875
Balance at March 31, 2022	46,065,817	$460,657	$89,973,510	$(61,824,110)	$28,610,057
Net loss	—	—	—	(4,426,559)	(4,426,559)
Stock option exercises, net	250,141	2,501	135,134	—	137,635
Stock-based compensation	—	—	272,480	—	272,480
Balance at June 30, 2022	46,315,958	$463,158	$90,381,124	$(66,250,669)	$24,593,613
Net loss	—	—	—	(4,062,580)	(4,062,580)
Common stock issued for vested restricted stock units	262,772	2,628	(2,628)	—	—
Stock-based compensation			136,701		136,701
Balance at September 30, 2022	46,578,730	$465,786	$90,515,197	$(70,313,249)	$20,667,734

For the nine months ended September 30, 2021

	Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2020	35,074,922	$350,749	$64,526,664	$(57,086,943)	$7,790,470

Net loss	—	—	—	(545,520)	(545,520)
Stock option exercises	287,932	2,879	376,268	—	379,147
Stock-based compensation	—	—	404,718	—	404,718
Balance at March 31, 2021	35,362,854	$353,628	$65,307,650	$(57,632,463)	$8,028,815
Net loss	—	—	—	(1,553,911)	(1,553,911)
Stock option exercises	268,385	2,722	339,541	—	342,263
Stock-based compensation	—	—	211,124	—	211,124
Balance at June 30, 2021	35,631,239	$356,350	$65,858,315	$(59,186,374)	$7,028,291
Net income	—	—	—	1,699,896	1,699,896
Stock option exercises	225,112	2,251	428,599	—	430,850
Public offering equity, net of issuance costs	10,000,000	100,000	22,630,049	—	22,730,049
Stock-based compensation			157,875	—	157,875
Balance at September 30, 2021	45,856,351	$458,601	$89,074,838	$(57,486,478)	$32,046,961

See accompanying notes to consolidated financial statements.

MINIM, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows used in operating activities:
Net loss	$(11,027,640)	$(399,535)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	616,704	719,312
Amortization of right-of-use assets	133,057	99,819
Amortization of debt issuance costs	53,404	25,708
Amortization of sales contract costs	28,814	22,738
Stock-based compensation	972,056	773,717
Provision for accounts receivable allowances	98,984	—
Provision for inventory reserves	839,012	118,927
Non-cash loan forgiveness	—	(20,000)
Changes in operating assets and liabilities:
Accounts receivable	(1,428,785)	(2,375,552)
Inventories	2,739,413	(6,856,073)
Prepaid expenses and other current assets	260,376	(52,587)
Other assets	48,846	(88,814)
Accounts payable	(5,523,817)	(821,096)
Accrued expenses	341,615	(2,199,616)
Deferred revenue	518,975	1,140,067
Operating lease liabilities	(133,728)	(99,684)
Net cash used in operating activities	(11,462,714)	(10,012,669)

Cash flows from investing activities:
Purchases of equipment	(252,624)	(546,047)
Certification costs capitalized	(345,983)	(88,708)
Net cash used in investing activities	(598,607)	(634,755)

Cash flows from financing activities:
Net proceeds from the SVB bank credit line	726,081	7,092,509
Costs associated with bank credit line	—	(92,905)
Repayment of the Rosenthal bank credit line	—	(2,442,246)
Repayment of government loan	(34,252)	—
Net proceeds from public offering	—	22,730,049
Proceeds from stock option exercises	236,803	1,152,259
Net cash provided by financing activities	928,632	28,439,666

Net decrease in cash and cash equivalents	(11,132,689)	17,792,242
Cash, cash equivalents, and restricted cash – Beginning	13,070,445	1,571,757

Cash, cash equivalents, and restricted cash – Ending	$1,937,756	$19,363,999

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$263,097	$187,662
Income taxes	$73,026	$41,122

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

Certain prior year amounts have been reclassified to conform to the current year presentation. None of the reclassifications impacted the consolidated statements of operations for the three- and nine- month period ended September 30, 2021.

Liquidity

The Company’s operations have historically been financed through the issuance of common stock and borrowings. Since inception, the Company has incurred significant losses and negative cash flows from operations. During the nine months ended September 30, 2022, the Company incurred a net loss of $11.0 million and had negative cash flows from operating activities of $11.5 million. As of September 30, 2022, the Company had an accumulated deficit of $70.3 million and cash and cash equivalents of $1.4 million. The SVB Loan Agreement matures, and all outstanding amounts become due and payable on November 1, 2023. These conditions raise substantial doubt about our ability to continue as a going concern within one year from the date of filing these financial statements. The Company’s ability to continue as a going concern is contingent upon, among other factors, the Company’s ability to generate sufficient cash flow from operations, decreasing operating costs, obtaining additional equity or debt financing. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. If cash on hand and availability on the line of credit are not sufficient, the Company will and has the ability to reduce expenses and defer inventory purchases to preserve cash on hand.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K/A for the year ended December 31, 2021. The Company’s significant accounting policies did not change during the nine months ended September 30, 2022.

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

The following table reflects the contract balances as of the periods ended:

	September 30,	December 31,
	2022	2021

Accounts receivable	$6,210,464	$4,880,663
Total contract assets	$6,210,464	$4,880,663

Deferred revenue, current	$563,026	$291,296
Deferred revenue, noncurrent	690,698	443,452
Total contract liabilities	$1,253,724	$734,748

During the three and nine months ended September 30, 2022, the change in contract liabilities balances was as follows:

Balance at December 31, 2021	$734,748
Billings	177,759
Revenue recognized	(80,483)
Balance at March 31, 2022	$832,024
Billings	365,868
Revenue recognized	(95,327)
Balance at June 30, 2022	$1,102,565
Billings	274,347
Revenue recognized	(123,188)
Balance at September 30, 2022	$1,253,724

Disaggregation of Revenue

The following table sets forth our revenues by distribution channel:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Retailers	$13,463,696	$14,377,917	$38,548,176	$41,165,195
Distributors	180,800	645,568	550,177	3,431,652
Other	188,284	12,685	897,450	350,042
	$13,832,780	$15,036,170	$39,995,803	$44,946,889

The following table sets forth our revenues by product:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Cable modems & gateways	$13,363,315	$14,561,563	$38,460,865	$41,956,973
Other networking products	233,962	268,324	1,009,469	483,659
SaaS	235,503	206,283	525,469	2,506,257
	$13,832,780	$15,036,170	$39,995,803	$44,946,889

(4) BALANCE SHEET COMPONENTS

Inventories

Inventories, net consists of the following:

	September 30, 2022	December 31, 2021
Raw materials	$526,469	$1,047,156
Work in process	4,817,935	7,540
Finished goods	24,968,458	32,836,591
	$30,312,862	$33,891,287

Finished goods includes consigned inventory held by our customers of $3.8 million and $4.5 million at September 30, 2022 and December 31, 2021, respectively and includes in-transit inventory of $1.3 million and $6.3 million at September 30, 2022 and December 31, 2021, respectively. The Company reviews inventory for obsolete and slow-moving products each quarter and makes provisions based on its estimate of the probability that the material will not be consumed or that it will be sold below cost. The inventory reserves were $1.6 million and $0.8 million as of September 30, 2022, and December 31, 2021, respectively.

Accrued expenses

Accrued expenses consist of the following:

	September 30, 2022	December 31, 2021
Inventory purchases	$153,926	$287,571
Payroll & related benefits	700,844	210,495
Professional fees	470,738	229,597
Royalty costs	1,650,000	1,588,025
Sales allowances	2,130,272	1,958,050
Sales and use tax	66,888	50,916
Other	448,850	955,263
	$5,621,518	$5,279,917

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

The Company Incurred $143 thousand of origination costs in connection with the SVB Loan Agreement. These origination costs were recorded as debt discount and are being expensed over the remaining term of the SVB Loan Agreement. Amortization of debt issuance costs was $18 thousand and $12 thousand in the three months ended September 30, 2022 and 2021, respectively. Amortization of debt issuance costs was $53 thousand and $26 thousand in the nine months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022, the Company had $5.9 million outstanding, which is net of origination costs of $47.8 thousand, on its SVB Loan Agreement, with availability of $0.5 million. The interest rate was 7.25% as of September 30, 2022.

Government Loans

On April 15, 2020, the Company entered into a note payable with Primary Bank, a bank under the Small Business Administration (“SBA”), Paycheck Protection Program (“PPP”), in the amount of $583 thousand, which matured on April 15, 2022. Under the terms of the PPP note, the Company was able to apply for and receive forgiveness of $513 thousand of the original principal balance in 2020. During the nine months ended September 30, 2022, the PPP note is fully repaid.

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

The components of lease costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Operating lease costs	$39,937	$41,507	$121,748	$100,211
Short-term lease costs	5,400	—	5,400	31,840
Total lease costs	$45,337	$41,507	$127,148	$132,051

The weighted-average remaining lease term and discount rate were as follows:

	Period Ended September 30,
	2022	2021

Operating leases:
Weighted average remaining lease term (years)	1.2	0.6
Weighted average discount rate	4.2%	7.1%

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Nine Months ended September 30,
	2022	2021
Operating cash flow information:
Amounts included in measurement of lease liabilities	$140,899	$88,523
Non-cash activities:
ROU asset obtained in exchange for lease liability	$103,914	$88,523

The maturity of the Company’s operating lease liabilities as of September 30, 2022, were as follows:

Years ended December 31,
2022 (remainder)	$41,133
2023	155,379
2024	22,794
Total lease payments	$219,306
Less: imputed interest	(6,823)
Present value of operating lease liabilities	$212,483
Operating lease liabilities, current	$158,468
Operating lease liabilities, noncurrent	$54,015

(b) Commitments

The Company is party to a license agreement with Motorola Mobility LLC pursuant to which the Company has an exclusive license to use certain trademarks owned by Motorola Trademark Holdings, LLC for the manufacture, sale and marketing of consumer cable modem products, consumer routers, WiFi range extenders, MoCa adapters, cellular sensors, home powerline network adapters, and access points worldwide through a wide range of authorized sales channels (the “License Agreement”). The License Agreement has a term ending December 31, 2025.

In connection with the License Agreement, the Company has committed to reserve a certain percentage of wholesale prices for use in advertising, merchandising and promotion of the related products. Additionally, the Company is required to make quarterly royalty payments equal to a certain percentage of the preceding quarter’s net sales with minimum annual royalty payments as follows:

Years ending December 31,
2022 (remaining)	$1,650,000
2023	6,850,000
2024	7,100,000
2025	7,100,000
Total	$22,700,000

Royalty expense under the License Agreement was $1.7 million and $1.6 million for the three months ended September 30, 2022 and 2021, respectively, and $5.0 million and $4.8 million for the nine months ended September 30, 2022 and 2021, respectively. Royalty expenses are included in selling and marketing expenses on the accompanying consolidated statements of operations.

(c) Contingencies

The Company is subject to various lawsuits and administrative proceedings arising in the ordinary course of business. The Company evaluates such lawsuits and proceedings on a case-by-case basis, and its policy is to vigorously contest any such claims which it believes are without merit.

The Company reviews the status of its legal proceedings and records a provision for a liability when it is considered probable that both a liability has been incurred and the amount of the loss can be reasonably estimated. This review is updated periodically as additional information becomes available. If both of the criteria are not met, the Company reassesses whether there is at least a reasonable possibility that a loss, or additional losses, may be incurred. If there is a reasonable possibility that a loss may be incurred, the Company discloses the estimate of the amount of the loss or range of losses, that the amount is not material, or that an estimate of the loss cannot be made. At September 30, 2022, the Company is not currently a party to any legal proceedings. The Company expenses its legal fees as incurred.

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

(7) SIGNIFICANT CUSTOMER AND DEPENDENCY ON KEY SUPPLIERS

Relatively few companies account for a substantial portion of the Company’s revenues. In the three months ended September 30, 2022, two companies, including a marketplace facilitator, accounted for 10% or greater individually and 87% in the aggregate of the Company’s total net sales. At September 30, 2022, three companies, including a marketplace facilitator, with an accounts receivable balance of 10% or greater individually accounted for a combined 91% of the Company’s accounts receivable. In the three months ended September 30, 2021, two companies, including a marketplace facilitator, accounted for 10% or greater individually and 85% in the aggregate of the Company’s total net sales. At September 30, 2021, three companies with an accounts receivable balance of 10% or greater individually accounted for a combined 82% of the Company’s accounts receivable. In the nine months ended September 30, 2022 and 2021, two and three companies, respectively, accounted for 10% or greater individually and 89% and 86%, respectively, in the aggregate of the Company’s total net sales.

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

The Company depends on many third-party suppliers for key components contained in its product offerings. For some of these components, the Company may only use a single source supplier, in part due to the lack of alternative sources of supply. During the three months ended September 30, 2022 and 2021, the Company had two suppliers and one supplier, respectively, that provided 91% and 97%, respectively, of the Company’s purchased inventory. During the nine months ended September 30, 2022 and 2021, the Company had two suppliers and one supplier, respectively, that provided 97% and 98%, respectively, of the Company’s purchased inventory.

(8) SALE OF TRADEMARK

One August 12, 2021, the Company entered into an agreement with Zoom Video Communications, Inc. to sell, and sold, all of the Company’s right, title and interest in the ZOOM® trademark for cash consideration in the amount of $4.0 million, net of legal costs incurred of $44 thousand. The Company did not have a carrying basis in the trademark that was subject to the agreement and recorded in the three and nine months ended September 30, 2021 income of approximately $4.0 million, which is recorded in income from continuing operations pursuant to ASC 360-10, Impairment or Disposal of Long-Lived Assets.

(9) INCOME TAXES

During the three and nine months ended September 30, 2022, we recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated due to the uncertainty of realizing a benefit from those items.

We have evaluated the positive and negative evidence bearing upon the Company’s ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards and research and development tax credits. We considered the history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and we have concluded that it is more likely than not that we will not realize the benefits of our deferred tax assets. As a result, as of September 30, 2022 and December 31, 2021, we recorded a full valuation allowance against our net deferred tax assets.

As of September 30, 2022 and December 31, 2021, the Company had federal net operating loss carry forwards of approximately $60.0 million and $62.7 million, respectively, which are available to offset future taxable income. They are due to expire in varying amounts from 2022 to 2040. Federal net operating losses occurring after December 31, 2017, of approximated $21.5 million may be carried forward indefinitely. As of September 30, 2022 and December 31, 2021, the Company had state net operating loss carry forwards of approximately $26.8 million and $19.9 million, respectively, which are available to offset future taxable income. They are due to expire in varying amounts from 2033 through 2040. We recorded minimum state income taxes and taxes related to our operations in Mexico. For the three and nine months ended September 30, 2022 and 2021, income tax expense was $16 thousand and $73 thousand, respectively, compared to prior year periods of $8 thousand and $41 thousand, respectively.

(10) RELATED PARTY TRANSACTIONS

The Company leases office space located at the 848 Elm Street, Manchester, NH. The landlord is an affiliate entity owned by Mr. Hitchcock. The two-year facility lease agreement was effective from August 1, 2019, to July 31, 2021 and was extended to July 31, 2022. On July 18, 2022, the lease agreement was amended to a month-to-month lease arrangement and may be terminated by either party with a 60-day notice. The facility lease agreement provides for 2,656 square feet at an aggregate annual rental price of $32 thousand. Rent expense was $8 thousand and $24 thousand for the three and nine months ended September 30, 2022 and 2021, respectively.

(11) EARNINGS INCOME (LOSS) PER SHARE

Net income (loss) per share for the three and nine months ended September 30, 2022 and 2021, respectively, are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Numerator:
Net income (loss)	$(4,062,580)	$1,699,896	$(11,027,640)	$(399,535)

Denominator:
Weighted average common shares - basic	46,527,248	42,301,480	46,297,906	37,705,175
Effect of dilutive common share equivalents	—	1,135,996	—	—
Weighted average common shares - dilutive	46,527,248	43,437,476	46,297,906	37,705,175

Basic net income (loss) per share	$(0.09)	$0.04	$(0.24)	$(0.01)
Diluted net income (loss) per share	$(0.09)	$0.04	$(0.24)	$(0.01)

Diluted loss per common share for the three and nine months ended September 30, 2022 and 2021 excludes the effects of 1,257,581 and 1,135,996 common share equivalents, respectively, since such inclusion would be anti-dilutive. The common share equivalents consist of shares of common stock issuable upon exercise of outstanding stock options.

(12) SUBSEQUENT EVENTS

The Company previously filed in Form 8-K on April 28, 2022 that the Company had received a letter (the “Notification Letter”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that the minimum closing bid price per share for its ordinary shares was below $1.00 for a period of 30 consecutive business days and that the Company did not meet the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2).

Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company had a compliance period of 180 calendar days, or until October 24, 2022 (the “Compliance Period”), to regain compliance with Nasdaq’s minimum bid price requirement. During this period, the Company had not regained compliance by October 24, 2022. On October 25, 2022, the Company requested and received an additional 180 calendar day extension (“Extended Notification Letter”), which expires April 23, 2023. The Company has intention to cure the deficiency during the second compliance period.

If at any time during the Compliance Period, the closing bid price per share of the Company’s ordinary shares is at least $1.00 for a minimum of 10 consecutive business days, Nasdaq will provide the Company a written confirmation of compliance and the matter will be closed.

The Notification Letter and Extended Notification Letter had no immediate effect on the listing or trading of the Company’s ordinary shares on the Nasdaq Capital Market.

The Company has evaluated subsequent events from September 30, 2022 through the date of this filing and has determined that there are no such events, other than those noted above, requiring recognition or disclosure in the financial statements.

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

Our cash and cash equivalents balance on September 30, 2022 was $1.4 million compared to $12.6 million on December 31, 2021. On September 30, 2022, we had $5.8 million of outstanding borrowings on our asset-based credit line with availability of $0.5 million and working capital of $19.7 million. The SVB Loan Agreement matures, and all outstanding amounts become due and payable on November 1, 2023. The Company is evaluating financing and equity options and is currently executing plans to reduce inventory levels by purchasing a selection of products while selling existing inventory to improve cash and inventory positions by the end of the 2022 fiscal year.

The Company’s ability to maintain adequate levels of liquidity depends in part on our ability to sell inventory on hand, increasing SaaS sales, and collect related receivables.

Although the Company has recently experienced losses and has a decrease in sales in the current quarter compared to prior quarters as a result of declining consumer spending in home networking equipment since the peak of the pandemic, our sales are ahead of pre-pandemic sales. In the three and nine months ended September 30, 2022 and 2021, we generated net sales of $13.8 million and $15.0 million, respectively, and $40.0 million and $44.9 million, respectively.

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

Our critical accounting policies and estimates, which are revenue recognition, product returns, inventory valuation and costs of goods sold, and valuation of deferred tax assets are described under “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K/A for the year ended December 31, 2021. For the nine months ended September 30, 2022, there have been no significant changes in our critical accounting policies and estimates.

Results of Operations

The following table sets forth certain financial data derived from our consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021 presented in absolute dollars and as a percentage of net sales, with dollars and percentage change period over period:

	Three Months Ended				Nine Months Ended
	September 30, 2022	September 30, 2021	$ Change	% Change	September 30, 2022	September 30, 2021	$ Change	% Change
	(In thousands, except percentage data)
Net sales	$13,833	$15,036	$(1,203)	(8.0)%	39,996	$44,947	$(4,951)	(11.0)%
Cost of goods sold	10,750	10,543	207	2.0	30,183	30,872	(689)	(2.2)
Gross profit	3,083	4,493	(1,410)	(31.4)	9,813	14,075	(4,262)	(30.3)
Operating expenses:
Selling and marketing	3,803	3,500	303	8.7	11,286	9,883	1,403	14.2
General and administrative	1,922	1,371	551	40.2	4,992	3,775	1,217	32.2
Research and development	1,310	1,789	(479)	(26.8)	4,227	4,564	(337)	(7.4)
Total operating expenses	7,035	6,660	375	5.6	20,505	18,222	2,283	12.5
Gain on sale of trademark, net	—	3,956	3,956		—	3,956	3,956
Operating income (loss)	(3,952)	1,789	(5,741)	(320.9)	(10,692)	(191)	(10,501)	(5,497.9)
Other income (expense):
Interest expense, net	(94)	(81)	(13)	(16.0)	(262)	(188)	(74)	(39.3)
Other, net	—	—	—	—	—	20	(20)	(100)
Total other income (expense)	(94)	(81)	(13)	(16.0)	(262)	(168)	(94)	(56.0)
Income (loss) before income taxes	(4,046)	1,708	(5,754)	(336.9)	(10,954)	(359)	(10,595)	(2,951.3)
Income taxes	16	8	8	100.0	73	41	32	78.0
Net income (loss)	$(4,062)	$1,700	$(5,762)	(338.9)%	$(11,027)	$(400)	$(10,627)	(2,656.8)%

Comparison of the three and nine months ended September 30, 2022 to the three and nine months ended September 30, 2021

The following table sets forth our revenues by product and the changes in revenues for the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021:

	Three Months Ended				Nine Months Ended
	September 30, 2022	September 30, 2021	$ Change	% Change	September 30, 2022	September 30, 2021	$ Change	% Change
		(In thousands, except percentage data)
Cable modems & gateways	$13,363	$14,562	$(1,199)	(8.2)%	$38,461	$41,957	$(3,496)	(8.3)%
Other network products	234	268	(34)	(12.7)	1,010	2,506	(1,496)	(59.7)
SaaS	236	206	30	(14.6)	525	484	41	8.5
Total	$13,833	$15,036	$(1,203)	(8.0)%	$39,996	$44,947	$(4,951)	(11.0)%

The Company’s revenues by geographic area are earned entirely in North America, with the exception of immaterial sales in regions beyond North America, for the three and nine months ended September 30, 2022 and 2021.

Net Sales

Our total net sales decreased year-over-year by $1.2 million or 8.0% in the three months ended September 30, 2022 and by $5.0 million or 11.0% in the nine months ended September 30, 2022. The decrease in net sales is directly attributable to decreased sales of Motorola branded cable modems and gateways. In both 2022 and 2021, we primarily generated our sales by selling cable modems and gateways. Sales related to SaaS offerings increased by $30 thousand or 14.6% in the three months ended September 30, 2022 and increased by $41 thousand or 8.5% during the nine months ended September 30, 2022. The decrease in the other category of $34 thousand and $1.5 thousand in the three and nine months ended 2022 compared to 2021 is primarily due to a reduction in DSL products and a refocus on new product introductions.

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

The following table presents net sales and gross margin, for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30, 2022	September 30, 2021	$ Change	% Change	September 30, 2022	September 30, 2021	$ Change	% Change
		(In thousands, except percentage data)
Net sales	$13,833	$15,036	$(1,203)	(8.0)%	$39,996	$44,947	$(4,951)	(11.0)%
Gross margin	22.3%	29.9%			24.5%	31.3%

Gross profit and gross margin decreased in the three and nine months ended September 30, 2022, compared to the three months ended in the prior fiscal year period, primarily due to higher component material costs related to chipset premiums and recording of inventory reserves on a specific product.

For the remainder of fiscal 2022, we expect gross margin to be subject to similar variabilities experienced in fiscal 2021. In 2021, we experienced meaningful increase in costs for sea freight transportation as well as costs of materials and components for our products. We expect these costs to remain elevated for the foreseeable future. We continue to experience disruptions from the pandemic, with manufacturing partners being affected by factory uptime, and scarcity of materials and components. Forecasting gross margin percentages is difficult, and there are several risks related to our ability to maintain or improve our current gross margin levels. Our cost of goods sold as a percentage of net sales can vary significantly based upon factors such as: uncertainties surrounding revenue volumes, including future pricing and/or potential discounts as a result of the economy, competition, the timing of sales, and related production level variances; import customs duties and imposed tariffs; changes in technology; changes in product mix; expenses associated with writing off excessive or obsolete inventory; fluctuations in freight costs; manufacturing and purchase price variances; and changes in prices on commodity components.

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

	Three Months Ended				Nine Months Ended
	September 30, 2022	September 30, 2021	$ Change	% Change	September 30, 2022	September 30, 2021	$ Change	% Change
		(In thousands, except percentage data)
Selling and marketing	$3,803	$3,500	$303	8.7%	$11,286	$9,883	$1,403	14.2%

Selling and marketing expenses increased in the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, primarily due to increases in marketing program campaigns of $433 thousand and Motorola royalty fees of $63 thousand. Selling and marketing expenses increased in the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, primarily due to an increase in marketing program campaigns of $1.2 million and Motorola royalty fees of $0.2 million.

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

	Three Months Ended				Nine Months Ended
	September 30, 2022	September 30, 2021	$ Change	% Change	September 30, 2022	September 30, 2021	$ Change	% Change
		(In thousands, except percentage data)
General and administrative	$1,922	$1,371	$551	40.2%	$4,992	$3,775	$1,217	32.3%

General and administrative expenses increased in the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, primarily due to increases in personnel expenses of $405 thousand, including $130 thousand in severance expense, software subscriptions of $87 thousand, and increases in professional fees of $162 thousand. General and administrative expenses increased in the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, primarily due to increases in personnel expenses of $1.0 million, director fees of $291 thousand, and software subscriptions of $510 thousand, partially offset by a decrease in professional fees of $376 thousand.

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

	Three Months Ended				Nine Months Ended
	September 30, 2022	September 30, 2021	$ Change	% Change	September 30, 2022	September 30, 2021	$ Change	% Change
		(In thousands, except percentage data)
Research and development	$1,310	$1,789	$(479)	(26.8)%	$4,227	$4,564	$(337)	(7.4)%

Research and development expenses decreased in the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, primarily due to personnel expenses. Research and development expenses decreased in the nine months ended September 30, 2022, as compared to the three months ended September 30, 2021, primarily due to product certification costs.

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents and borrowings under our SVB line-of-credit. As of September 30, 2022, we had cash and cash equivalents of $1.4 million as compared to $12.6 million on December 31, 2021. On September 30, 2022, we had $5.8 million of borrowings outstanding and $0.5 million available on our $25.0 million SVB line-of-credit and working capital of $19.7 million. We have funded our operations and investing activities primarily through borrowings on our line of credit, the sale of assets and the sale of our common stock.

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

Cash Flows

The following table presents our cash flows for the periods presented:

	Nine Months ended September 30,
	2022	2021
Cash used in operating activities	$(11,463)	$(10,013)
Cash used in investing activities	(599)	(635)
Cash provided by financing activities	929	28,440
Net decrease in cash and cash equivalents	$(11,133)	$(17,792)

Cash Flows from Operating Activities. Cash used in operating activities of $11.5 million for 2022 reflected our net loss of $11.0 million, adjusted for non-cash expenses, consisting primarily of $0.6 million of depreciation and amortization and $1.0 million of stock-based compensation expense. Uses of cash includes an increase of accounts receivables of $1.4 million and a decrease in accounts payable of $5.5 million. Sources of cash included a decrease of inventories of $2.7 million, decrease of other assets of $0.3 million, increase in accrued expenses of $0.3 million, and increases in deferred revenue of $0.5 thousand.

Cash used in operating activities of $10.0 million for 2021 reflected our net loss of $0.4 million, adjusted for non-cash expenses, consisting primarily of stock-based compensation expense of $0.8 million. Uses of cash include an increase of accounts receivables of $2.4 million, increase in inventories of $6.8 million and increase in accounts payable of $0.8 million and accrued expenses of $2.2 million. Sources of cash included an increase in deferred revenue of $1.1 million.

Cash Flows from Investing Activities. In 2022, $0.3 million was used to purchase equipment and $0.3 million was used for certification costs.

In 2021, cash of $0.5 million was used to purchase equipment and $0.1 million was used for certification costs.

Cash Flows from Financing Activities. Cash provided by financing activities in 2022 consisted of a source of cash of $0.7 million from borrowings under our SVB line-of-credit, and $0.2 million in proceeds from the exercise of common stock options.

Cash provided by financing activities in 2021 consisted of a source of cash of $22.7 million in a public offering, $7.1 million from borrowings under our SVB line-of-credit, and $1.2 million in proceeds from the exercises of common stock options. Uses of cash include the repayment of the Rosenthal & Rosenthal, Inc. line-of-credit of $2.4 million.

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

The Company’s operations have historically been financed through the issuance of common stock and borrowings. Since inception, the Company has incurred significant losses and negative cash flows from operations. During the nine months ended September 30, 2022, the Company incurred a net loss of $11.0 million and had negative cash flows from operating activities of $11.5 million. As of September 30, 2022, the Company had an accumulated deficit of $70.3 million and cash and cash equivalents of $1.4 million. The SVB Loan Agreement matures, and all outstanding amounts become due and payable on November 1, 2023. These conditions raise substantial doubt about our ability to continue as a going concern within one year from the date of filing these financial statements. The Company’s financial statements have been prepared assuming the Company will continue as a going concern and contemplates continuity of operations, realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company’s ability to continue as a going concern is contingent upon, among other factors, the Company’s ability to generate sufficient cash flow from operations, decrease operating costs, obtain additional equity or debt financing. The Company is currently executing plans to reduce inventory levels by purchasing a selection of products while selling existing inventory to improve cash and inventory positions by the end of the 2022 fiscal year. We intend to retain any future earnings to support operations and to finance the growth and development of our business, and we do not anticipate paying any dividends in the foreseeable future.

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

At September 30, 2022, we have Federal and state net operating loss carry forwards of approximately $60.0 million and $26.8 million, respectively, available to reduce future taxable income. A valuation allowance has been established for the full amount of deferred income tax assets as management has concluded that it is more-likely than-not that the benefits from such assets will

Commitments and Contractual Obligations

During the nine months ended September 30, 2022, except as otherwise disclosed in this Form 10-Q, there were no material changes to our capital commitments and contractual obligations from those disclosed in our Form 10-K/A for the year ended December 31, 2021.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of September 30, 2022. See Note 6 to the accompanying consolidated financial statements for additional disclosure.

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

In connection with the preparation of this Quarterly Report on the Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2022. Based upon that evaluation and other than as disclosed herein, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Other than as disclosed herein, there were no changes in our internal control over financial reporting during the three months ended September 30, 2022 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

MINIM, INC. (Registrant)

Date: November 14, 2022	By:	/s/ DUSTIN TACKER
Dustin Tacker Chief Financial Officer (on behalf of Registrant and as Principal Financial Officer)

