Form 10-Q/A
period 2022-06-30
MINIM, INC.
filed 2023-03-17
CIK 1467761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Overview

Minim, Inc. (“Minim”, the “Company”, “we”, “our”, and similar terms) is filing this Quarterly Report on Form 10-Q/A, Amendment No. 1 for the quarterly period ended June 30, 2022 (“this Quarterly Report”) to amend and restate certain terms in its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on August 19, 2022 (the “Original Quarterly Report”).

This Quarterly Report is being filed to amend Part I, Item 4 “Controls and Procedures” of the Original Quarterly Report in order to include a revised conclusion that the disclosure controls and procedures were not effective due to the material weaknesses in the internal control over disclosure controls and procedures related to the Company’s accounting for inventory.

Except as described above, this Quarterly Report does not amend, update or change any other items or disclosures contained in the Original Quarterly Report. Accordingly, this Quarterly Report does not reflect or purport to reflect any information or events occurring after August 19, 2022 or modify or update those disclosures affected by subsequent events. Accordingly, this Quarterly Report should be read in conjunction with the Original Quarterly Report and the Company’s other filings with the SEC.

2

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

During our preparation of our Annual Report on Form 10-K/A for the year ended December 31, 2021, we identified material weaknesses within financial reporting to account for inventory transactions. These material weaknesses resulted in the Company incorrectly reporting its inventory. To remediate the material weaknesses, the Company is instituting reporting enhancements within its accounting system, standardized and timely account reconciliations, and independent and regular reviews by the finance department to ensure the Company inventory records are complete and accurate. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Other than as disclosed herein, there were no changes in our internal control over financial reporting during the six months ended June 30, 2022 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

3

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

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINIM, INC.
(Registrant)

Date: March 17, 2023	By:	/s/ DUSTIN TACKER
Dustin Tacker
Chief Financial Officer
(on behalf of Registrant and as Principal Financial Officer)

5