Form 10-Q/A
period 2022-09-30
MINIM, INC.
filed 2023-03-17
CIK 1467761

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

EXPLANATORY NOTE

Overview

Minim, Inc. (“Minim”, the “Company”, “we”, “our”, and similar terms) is filing this Quarterly Report on Form 10-Q/A, Amendment No. 1 for the quarterly period ended September 30, 2022 (“this Quarterly Report”) to amend and restate certain terms in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2022 (the “Original Quarterly Report”).

This Quarterly Report is being filed to amend Part I, Item 4 “Controls and Procedures” of the Original Quarterly Report in order to include a revised conclusion that the disclosure controls and procedures were not effective due to the material weaknesses in the internal control over disclosure controls and procedures related to the Company’s accounting for inventory.

Except as described above, this Quarterly Report does not amend, update or change any other items or disclosures contained in the Original Quarterly Report. Accordingly, this Quarterly Report does not reflect or purport to reflect any information or events occurring after November 14, 2022 or modify or update those disclosures affected by subsequent events. Accordingly, this Quarterly Report should be read in conjunction with the Original Quarterly Report and the Company’s other filings with the SEC.

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

Other than as disclosed herein, there were no changes in our internal control over financial reporting during the nine months ended September 30, 2022 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

2

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

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINIM, INC. (Registrant)

Date: March 17, 2023	By:	/s/ DUSTIN TACKER
Dustin Tacker Chief Financial Officer (on behalf of Registrant and as Principal Financial Officer)

4