Form 10-K
period 2022-12-31
MINIM, INC.
filed 2023-03-31
CIK 1467761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Based on the closing price as of June 30, 2022, which was the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by nonaffiliates of the registrant was $9.6 million.

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of March 29, 2023 was 47,188,378 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of Item 1 of Part 1, certain parts of Part 5, and Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K incorporate information by reference from the definitive proxy statement for our 2023 annual meeting of stockholders, which is to be filed within 120 days after the end of the fiscal year ended December 31, 2022. Except with respect to the information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as information contained in “Risk Factors” in Item 1A and elsewhere in this Annual Report on Form 10-K, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, to continue as a going concern uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. All statements other than historical facts are “forward-looking statements” for purposes of these provisions, including, but not limited to, any projections of earnings, revenues or other financial terms, any statements of plans or objectives of management for future operations, any statements regarding COVID-19, any statements concerning proposed new products or licensing or collaborative arrangements, any statements regarding future economic or performance, any statement of assumptions underlying any of the foregoing. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to differences in our future financial results include, but are not limited to, risks associated with:

●	our ability to predict revenue and reduce costs related to our products or service offerings;

●	our ability to effectively manage our sales channel inventory and product mix to reduce excess inventory and lost sales;

●	our ability to forecast product sales volumes and accordingly manufacture and manage inventory;

●	our ability to generate sales of Motorola brand products sufficient to make that portion of our business profitable, and retain the Motorola brand license for the Motorola brand product we produce;

●	our business, financial condition and results of operations have been, and could in the future be, materially adversely affected by the ongoing COVID-19 pandemic or future pandemics.

●	our ability to raise substantial additional capital to finance our planned operations and to continue as a going concern.

●	fluctuations in the level or quality of inventory;

●	the sufficiency of our capital resources and the availability of debt and equity financing;

●	potential costs and senior management distraction associated with patent-related legal proceedings;

●	our reliance on a limited number of customers, traditional and online retailers and distributors for a large portion of our revenue;

●	the effect of changes in cable service providers’ pricing policies when customers supply their own modem;

●	product liability claims related to consumer-grade home security and monitoring products could harm our competitive position, results of operation and financial condition;

●	the effect of competing technologies and the potential decline in the demand for our products;

●	our reliance on sole-sourced manufacturers and component producers for a substantial percentage of our products;

●	the continuing impact of uncertain global economic conditions on the demand for our products;

●	the impact of geopolitical instability on our business;

●	fluctuations in foreign currency exchange rates that may adversely affect our business;

●	capacity constraints in our Mexican operations could impact sales and hurt customer relationships;

●	our reliance on an outsourcing partner in Mexico;

●	our ability to succeed in the competitive home networking market;

●	the development of new competitive technologies, products and services to meet customer demand;

●	our ability to succeed in markets outside the United States (U.S.);

●	our product quality, including any undetected hardware or software defects;

●	our ability to maintain and scale adequate and secure software platform infrastructure;

●	our ability to predict return rates and manage product returns;

●	our ability to produce sufficient quantities of quality products due to reliance on third party manufacturers;

●	the impact of long lead times for our products and the components used in our products;

●	the impact of competition on demand for our products and services;

●	the impact of changes in environmental and other regulations on our ability to obtain necessary certifications for our products and services;

●	changes in laws or governmental regulations and industry standards impacting our products;

●	our reliance on the continued service of key employees;

●	our ability to protect our intellectual property and to operate without infringing the intellectual property of others.

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

As Minim has been investing in WiFi software development, cable modem products, including both cable modems and cable modem/routers (“gateways”), were Minim’s highest revenue product category between 2015 through 2022. Cable modems provide a high-bandwidth connection to the Internet through a cable service provider’s managed broadband network. Minim began shipping cable modems in 2000 and acquired a geographically-restricted license to sell Motorola-branded cable networking products in 2016. From 2016 through 2021, the Company sold networking products under its previously-owned ZOOM trademark as well as the Motorola brand. Minim’s primary means of distribution to end-users in the U.S., our primary market, is through national retailers, e-commerce platforms, and distributors. In response to demand for faster connection speeds, security by design, and increased functionality, we have invested and continue to invest resources to advance our cable modem product line.

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

Products

General

We are the creator of innovative Internet access products that dependably connect people to the information they need and the people they love. Our hardware portfolio includes: cable modems, cable modem/routers, mobile broadband modems, wireless routers, Multimedia over Coax Alliance (MoCA) adapters, and mesh home networking devices. Our SaaS platform includes: mobile applications, a web application, API suites, and an open-source embedded agent for networking devices.

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

The 2020 License Agreement applies to a wide range of products, including consumer grade cellular modems and gateways, DSL modems and gateways, and MoCA adapters for networking and home security products and services. In 2020, we extended our home networking product assortment with the launch of Motorola Mesh Router Systems and have since grown our mesh product line to include five systems including the latest generation of WiFi 6E technology. In total our catalog of hardware products has expanded to over twenty four home networking devices. In that same year, we started to enable our hardware with our Minim OS software, branded under the name Moto-Sync and providing consumers a whole home network solution.

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

Products for Markets outside North America

The vast majority of our sales were in North America from 2015 through 2022 because the business predominantly sold cable modem and modem/router products, and the U.S. is by far the largest market for cable modems sold through retailers. However, we expect to see growth outside North America as we expand our customer base and portfolio of retail routers, mesh systems, and other local area network products under our worldwide Motorola brand license.

Networking hardware products for countries outside the U.S. typically differ from a similar product for the U.S. because of varied regulatory and certification requirements, country-specific phone jacks and AC power adapters, and language needs. As a result, the introduction of new products into markets outside North America can incur significant costs and time to market. We have planned product line enhancements to enable new market expansion. Most importantly for sales outside the U.S., we are working toward selling Motorola brand home networking hardware and SaaS products in Canada and Mexico.

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

Relatively few customers account for a substantial portion of the Company’s revenues. In 2022, two customers accounted for 10% or greater individually, and 87% in the aggregate of the Company’s total net sales. At December 31, 2022, two customers with an accounts receivable balance of 10% or greater individually accounted for a combined 75% of the Company’s accounts receivable. In 2021, two customers accounted for 10% or greater individually, and 92% in the aggregate of the Company’s total net sales. At December 31, 2021, four customers with an accounts receivable balance of 10% or greater individually accounted for a combined 86% of the Company’s accounts receivable.

Distributors and Retailers outside North America

In markets outside North America we sell and ship our hardware products primarily to distributors. Our SaaS is globally sold via licenses to ISPs and Resellers globally. We believe that sales growth outside North America will continue to require substantial additional investments of resources for product design and testing, regulatory certifications, native-language instruction manuals and software, packaging, sales support, and technical support. We have made this investment in the past for many countries, and we expect to make this investment for some countries and products in the future. However, we anticipate that the majority of sales in the next two years will come from North America, partly because the U.S. is one of the few countries with a robust retail cable modem market due to Federal regulations in the U.S. As we expand our product portfolio beyond cable modems and through Reseller relationships, we envision the proportion of our sales from countries outside the U.S. will increase.

North American High-volume Retailers and Distributors

In North America, we reach the retail market primarily through high-volume retailers. Our North American retailers include Best Buy, Micro Center, Target, Wal-Mart, and e-tail and e-commerce platforms including Amazon.

We sell significant quantities of our products through distributors, who often sell to corporate accounts, retailers, service providers, value-added resellers, equipment manufacturers, and other customers. Our North American distributors include D&H Distributing and Summit Growth Partners.

Internet Service Providers & Businesses

Minim works with over 140 ISPs and businesses with its subscription-based WiFi management and security software. Our solution enables challenger ISPs to better compete in the market with a premium WiFi solution while lowering operational costs with support call and onsite visit avoidance. For our business customers, our solution reduces the costs, deployment time, and risks to supporting and securing remote employee and satellite office networks. We are empowering the IT staff of our business customers to secure and support employee home networks and other small workspaces. Our customer base is primarily located in the US; however, we have customers all over the world, including Canada, the UK, and South Africa. In October 2022, the Company announced that it will exit from its ISP related business to focus on its core strategy.

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

Sales, Marketing and Support

In North America, we sell our Motorola, and Minim® products through a direct sales force and commissioned independent sales representatives to retailers; through channel resellers; and through electronics distributors.

We believe that Motorola is a widely recognized brand name, and we build upon this brand equity in a variety of ways, including: Amazon advertising, Google AdWords advertising, social media marketing and advertising, retailer cooperative advertising, product packaging, trade shows, and public relations. We promote Minim® brand awareness through similar means, as well as engaging in industry associations, content marketing, outbound sales development, analyst briefings, and open-source project contributions.

We develop quality products that are user-friendly and are designed to require minimal support. We typically support our claims of quality with product warranties of one to two years, depending upon the product. To address the needs of end-users and resellers who require assistance, we have our own staff of technical support specialists. They provide telephone support six days per week in English and Spanish and aim to continuously expand languages, availability, and support channels. Our technical support specialists also maintain a significant Internet support facility that includes email, firmware and software downloads, and a digital knowledgebase. Worldwide technical support is primarily handled from our Manchester, New Hampshire headquarters.

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

The Company’s research and development costs for the years ended December 31, 2022 and 2021 were $5.8 million and $6.2 million, respectively. As of December 31, 2022, we had thirty-five employees engaged primarily in research and development. Our research and development team performs hardware design and layout, mechanical design, prototype construction and testing, component specification, firmware and software development, product testing, foreign and domestic regulatory certification efforts, end-user and internal documentation, and third-party software selection and testing.

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

Historically, we have used one primary manufacturer for a given design. We sometimes maintain back-up production tooling at a second manufacturer for our highest-volume products. Our manufacturers are normally adequate to meet reasonable and properly planned production needs; but a fire, natural calamity, strike, financial problem, the impacts from the COVID-19 pandemic or another significant event at an assembler’s facility could adversely affect our shipments and revenues. In 2022, two suppliers provided 93% of our purchased inventory. The loss of these key suppliers, or a material adverse change in a key supplier’s business or in our relationship with a key supplier, could materially and adversely harm our business.

Our products include a large number of parts, most of which are available from multiple sources with varying lead times. However, most of our products include a sole-sourced chipset as the most critical component of the product. The vast majority of our cable modem chipsets come exclusively from Broadcom. Serious problems at Broadcom, including long chipset lead-times, would significantly reduce Minim’s shipments. Similar to many companies that use computer chips in their business, we also experienced supply chain issues in sourcing chips due to chipset shortages during 2021 and 2022. There can be no assurance that we will not experience such issues in the future.

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

Intellectual Property Rights

We rely primarily on a combination of copyrights, trademarks, trade secrets and patents to protect our proprietary rights. We have trademarks and copyrights for our firmware (software on a chip), printed circuit board artwork, instructions, packaging, and literature, and intelligent software. We also have three active patents that expire in 2031. There cannot be any assurance that any patent application will be granted or that any patent obtained will provide protection or be of commercial benefit to us, or that the validity of a patent will not be challenged. Moreover, our means of protecting our proprietary rights may not be adequate and our competitors may independently develop comparable or superior technologies.

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

As of December 31, 2022, Minim had 93 employees. Thirty-five employees were engaged in research and development and quality control. Twelve employees were involved in operations, which manages production, inventory, purchasing, warehousing, freight, invoicing, shipping, collections, and returns. Thirty employees were engaged in sales, marketing, and customer technical support. Eleven employees performed executive, accounting, administrative, and management information systems functions. Our dedicated personnel in Tijuana, Mexico are employees of our Mexican service provider and not included in our headcount. On December 31, 2022, Minim had five consultants, one in research and development, one in operations, and three in sales and marketing, who are not included in our headcount.

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

Corporate Information

We are incorporated in Delaware under the name Minim, Inc. Minim, Inc. was originally incorporated in New York in 1977 and changed its state of incorporation to Delaware in 1993. Cadence Connectivity, Inc., a wholly owned subsidiary of Minim, Inc., is a corporation organized in Delaware. MTRLC LLC, a wholly owned subsidiary of Minim, Inc., is a limited liability company organized in Delaware that focuses on the sale of our Motorola brand products. Our common stock is traded on the Nasdaq Capital Market (“Nasdaq”) under the symbol MINM. Our principal executive offices are located at 848 Elm Street, Manchester, NH 03101, and our telephone number is (617) 423-1072. Our main website is www.Minim.com. Information contained on our website does not constitute part of this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports are available, free of charge, on our website home page as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission (“SEC”). Copies of the materials filed by the Company with the SEC are also available on the SEC’s website at www.sec.gov. A copy of our Code of Conduct and Ethics is posted on our website at ir.Minim.com. Any changes to or waiver from, this Code of Conduct and Ethics will be posted on that website.

ITEM 1A. – RISK FACTORS

Risks Related to Our Business

There is substantial doubt about our ability to continue as a going concern, which may affect our ability to obtain future financing and may require us to curtail or cease our operations.

Our consolidated financial statements as of December 31, 2022 were prepared under the assumption that we will continue as a going concern. At December 31, 2022, we had cash and cash equivalents of $530 thousand. We estimate that our existing cash resources will not be sufficient to fund our operations into the first quarter of 2024. Our ability to continue as a going concern will depend on our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce or contain expenditures and increase revenues. Based on these factors, management determined that there is substantial doubt regarding our ability to continue as a going concern. Our independent registered public accounting firm expressed substantial doubt as to our ability to continue as a going concern in its report dated March 31, 2023 included elsewhere in this Form 10-K.

If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or part of their investment. When we seek additional financing to fund our business activities as a result of the substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.

COVID-19 pandemic has had and may likely continue to adversely affect our business.

The COVID-19 global pandemic and related mitigation measures taken by many countries have materially adversely affected and could in the future materially adversely impact our business. During the course of the pandemic, we have experienced disruptions to the supply chain and transportation network, including lockdowns, port closures and congestion, reduced availability of air and ground transport labor and vehicles, increased border controls or closures, schedule changes, shipping delays and shortages in freight capacity, and similar disruptions could occur in the future. These disruptions have led to significant limitations on the availability of key transportation resources and has negatively impacted our ability to ship volume predictably and on a lower cost basis, particularly when we experienced significant increases in the cost of ocean freight and air freight due to the pandemic. A large concentration of electrical and mechanical components that go into our products are manufactured in China and when factory lockdowns occurred in China, it has materially and adversely affected our manufacturing partners and component suppliers in that area and negatively impacts our profitability as we seek to transport an increased number of products from manufacturing locations in Asia to North America as quickly as possible. As the COVID-19 pandemic continues to evolve, together with shifting measures taken by countries in response, it is difficult to predict how the supply chain and transportation network will be impacted. If worker illnesses, government shutdowns or other workforce interruptions occur and cause disruptions to our supply chain and transportation network, our business could be materially adversely impacted.

The COVID-19 pandemic has increased demand uncertainty, which has led to unexpected results of operations. During the COVID-19 pandemic, we experienced a significant increase in demand for our cable modems and gateway products due to consumers responding to work-from-home and shelter-in-place measures. As vaccines become widely available and consumers return to work or school and the impact of the COVID-19 pandemic lessens, this increase in demand began to subside. If this demand subsides at a rapid pace, our net sales, profitability and other financial results could be adversely affected. This increase in demand has also put strain on our manufacturing partners, suppliers and logistics partners to produce and deliver a sufficient number of products to meet this demand. In particular, the limited and delayed availability of certain key components for our products, such as specialized chipsets, significantly constrains our ability to meet the increased consumer demand and over the course of the past year, we have seen lead times for some of these key components increase dramatically up to 52 weeks. This in turn puts pressure on our ability to accurately forecast and increases the likelihood that the accuracy of such forecasts will be lower, which could materially adversely affect our financial results. If we were to experience weakened demand in products, our net sales, profitability and other financial results would be materially adversely impacted.

The COVID-19 pandemic has caused us to modify our business practices, including employee travel, employee work locations, cancellation of physical participation in meetings, events and conferences, and social distancing measures. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners, vendors, and suppliers. Work-from-home and other measures introduce additional operational risks, including cybersecurity risks and have affected the way we conduct our product development, testing, customer support, and other activities, which could have an adverse effect on our operations. Furthermore, we rely on third-party laboratories to test and certify our products. If these service providers close or reduce staffing, it could delay our product development efforts. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and illness and workforce disruptions could lead to unavailability of key personnel and harm our ability to perform critical functions. In addition, work-from-home and related business practice modifications present challenges to maintaining our corporate culture, including employee engagement and productivity, both during the immediate pandemic crisis and as we make additional adjustments in the eventual transition from it.

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

We are highly dependent upon the transportation systems we use to ship our products, including vessel, air, and ground freight. Our attempts to closely match our inventory levels to our product demand intensify the need for our transportation systems to function effectively and without delay. The outbreak of the COVID-19 pandemic led to limitations on the availability of key transportation resources and an increase in the cost and duration of air and ocean freight. These developments negatively impact our profitability as we seek to transport products from manufacturing locations in Asia to the U.S. market. The transportation network is subject to disruption or congestion from a variety of causes, including labor disputes and port strikes, acts of war or terrorism, natural disasters, pandemics, and congestion from higher shipping volumes. Transport delays in our product could materially and adversely affect our business and financial results, including revenue and profitability shortfalls. Although transportation availability and durations improved and costs of transportation began to decrease in the second half of 2022, there is a significant degree of uncertainty. While transportation costs decreased and transportation availability and duration have improved recently, if the transportation network has significant cost increases or availability limitations again, it would severely disrupt our business and harm our operating results, including our profitability.

We obtain several key components from limited or sole sources, and if these sources fail to satisfy our supply requirements or we are unable to properly manage our supply requirements with our third-party manufacturers, we may lose sales and experience increased component costs.

Any shortage or delay in the supply of key product components, or any sudden, unforeseen price increase for such components, would harm our ability to meet product deliveries as scheduled or as budgeted. Many of the semiconductors used in our products are obtained from sole source suppliers on a purchase order basis. Semiconductor suppliers have experienced and continue to experience component shortages themselves, which in turn adversely impact our ability to procure semiconductors from them in sufficient quantities and in a timely manner. Our third-party manufacturers generally purchase these components on our behalf on a purchase order basis, and we do not have any guaranteed supply arrangements with our suppliers. If demand for a specific component increases, we may not be able to obtain an adequate number of that component in a timely manner, and prices to obtain such components may increase. In addition, if worldwide demand for the components increases significantly, the availability of these components could be limited and prices for such components may increase. Also, many standardized components used broadly in electronic devices are manufactured in significant quantities in concentrated geographic regions, particularly in China. As a result, protracted crises such as a global pandemic could lead to eventual shortages of necessary components sourced from impacted regions. Additionally, government intervention to reduce the consumption of electricity in China could have a disruptive impact on component production and supply availability. It could be difficult, costly, and time consuming to obtain alternative sources for these components, or to change product designs to make use of alternative components. In addition, difficulties in transitioning from an existing supplier to a new supplier could create delays in component availability that would have a significant impact on our ability to fulfill our orders for our products.

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

Over the next 12 months we may require additional funding if, for instance, we buy inventory and develop products in anticipation of significant Motorola sales, if our sales are lower than forecast, or if we continue to experience losses. On March 12, 2021, and subsequently amended on November 2, 2021 and December 12, 2022, we entered into a new loan and security agreement with Silicon Valley Bank (“SVB Loan Agreement”), which provides for a revolving facility up to a principal amount of $10.0 million. The availability of borrowings under the SVB Loan Agreement is subject to certain conditions and requirements. Under the terms of the SVB Loan Agreement, Silicon Valley Bank has the right to decrease the borrowing base percentages in its good faith business judgment to mitigate the impact of events, conditions, contingencies, or risks which may adversely affect the collateral or its value. It is not certain whether all or part of this line of credit will be available to us in the future; and other sources of financing may not be available to us on a timely basis if at all, or on terms acceptable to us. If we fail to obtain acceptable additional financing when needed, we will not have sufficient resources to fund our normal operations; and this could have a material adverse effect on our business. The term of the SVB Loan Agreement and Bridge Loan Agreement both expire on January 15, 2024, and we will have to refinance the SVB Loan Agreement and Bridge Loan Agreement prior to the expiration date.

We have our bank accounts and revolving facility with Silicon Valley Bank, which is currently in receivership by the Federal Deposit Insurance Corporation (“FDIC”).

On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. On March 13, 2023, the FDIC announced that it had transferred all deposits – both insured and uninsured – and substantially all assets of the former SVB to a newly created, full-service FDIC-operated “bridge bank” called Silicon Valley Bridge Bank, N.A. We hold our bank accounts and revolving facility up to $10.0 million with SVB. On March 13, 2023, our bank accounts and revolving facility were made available. Our SVB Loan Agreement requires us to maintain our banking with SVB. If events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or the financial services industry generally, as have in the past, such as with SVB, and may in the future, then such events may lead to market-wide liquidity problems. If Silicon Valley Bridge Bank enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash and cash equivalents may be threatened and could have a material adverse effect on our business and financial condition.

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

A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We carried out an evaluation, under the supervision and with the participation of management, of the effectiveness of the design and operation of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2022. Based upon this evaluation, management has identified a deficiency related to adequate independent reviews and maintenance of effective controls related to the timely preparation and independent reviews of account analyses, account summaries and account reconciliations. These internal control failures resulted in material adjustments to properly state expense, inventory, deferred revenue, accrued expenses, accounts receivables and revenues as of and for the year ending December 31, 2022. These internal control failures resulted in material adjustments required to properly state the respective balances as of December 31, 2022.

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

Relatively few customers account for a substantial portion of the Company’s revenues. In 2022, two customers accounted for 10% or greater individually, and 87% in the aggregate of the Company’s total net sales. At December 31, 2022, two customers with an accounts receivable balance of 10% or greater individually accounted for a combined 75% of the Company’s accounts receivable. In 2021, two customers accounted for 10% or greater individually, and 92% in the aggregate of the Company’s total net sales. At December 31, 2021, four customers with an accounts receivable balance of 10% or greater individually accounted for a combined 86% of the Company’s accounts receivable.

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

We obtain certain key parts, components, and equipment from sole or limited sources of supply. In 2022, the Company had two suppliers that provided 93% of the Company’s purchased inventory. In 2021, the Company had one supplier that provided 97% of the Company’s purchased inventory. Also, as examples, the vast majority of our broadband modems use Broadcom chipsets and the vast majority of our dial-up modems use Conexant chipsets. The loss of the products or services of any of our significant suppliers or a material change in their business or their relationship with us could harm our business and operating results. Similar to many companies that use computer chips in their business experienced supply chain issues in sourcing chips due to a chip shortage, we also experienced issues in 2022 and 2021 resulting from component delays or unavailability of chips. There can be no assurance, however, that we will not experience such issues in the future. We have experienced delays in receiving shipments of essential integrated circuits during other past periods, and we may experience such delays in the future. Moreover, we cannot assure you that a chipset supplier will, in the future, sell chipsets to us in quantities sufficient to meet our needs or that we will purchase the specified dollar amount of products necessary to receive concessions and incentives from a chipset supplier. An interruption in a chipset supplier’s ability to deliver chipsets, a failure of our suppliers to produce chipset enhancements or new chipsets on a timely basis and at competitive prices, a material increase in the price of the chipsets, our failure to purchase a specified dollar amount of products or any other adverse change in our relationship with modem component suppliers could have a material adverse effect on our results of operations. In the past we have experienced long lead-times and significant delays in receiving shipments of modem chipsets from our sole source suppliers. We may experience similar delays in the future. In addition, some products may have other components that are available from only one source. If we are unable to obtain a sufficient supply of components from our current sources, we would experience difficulties in obtaining alternative sources or in altering product designs to use alternative components. Resulting delays or reductions in product shipments could damage relationships with our customers, and our customers could decide to purchase products from our competitors. Inability to meet our customers’ demand or a decision by one or more of our customers to purchase products from our competitors could harm our operating results.

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

Currently, our business is significantly dependent on our operations outside the U.S., particularly the production of substantially all of our products. For the fiscal year ending December 31, 2022, sales outside North America were only 0.8% of our net sales. However, almost all of our manufacturing operations are now located outside of the U.S.. The inherent risks of international operations could harm our business, results of operation, and liquidity. For instance, our operations in Mexico are subject to the challenges and risks associated with international operations, including those related to integration of operations across different cultures and languages, and economic, legal, political and regulatory risks. In addition, fluctuations in the currency exchange rates have had, and may continue to have, an adverse effect on our financial results. The types of risks faced in connection with international operations include, among others: regulatory and communications requirements and policy changes; currency exchange rate fluctuation, including changes in value of the Vietnamese dong, Chinese renminbi, and Mexican peso relative to the U.S. dollar; cultural differences; reduced control over staff and other difficulties in staffing and managing foreign operations; reduced protection for intellectual property rights in some countries; political and economic changes and disruptions; governmental currency controls; shipping costs; strikes and work slowdowns at ports or other locations in the supply path; and import, export, and tariff regulations. Almost all of our products are built in Vietnam, mainland China or Taiwan, so these products are subject to numerous risks including currency risk and economic, legal, political and regulatory risks. Additionally, the U.S. government has instituted or proposed other changes in trade policies that include the negotiation or termination of trade agreements economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S. and other countries where we conduct our business. It may be time-consuming and expensive for us to alter our business operations in order to adapt to or comply with any such changes. If the U.S. were to withdraw from or materially modify international trade agreements to which it is a party, or if tariffs were imposed or raised on the products sourced from outside the U.S. that we buy, our costs for such products could increase significantly, which in turn could have a material adverse effect on our business, financial condition and results of operations.

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

During 2022, approximately 95.7% of net sales were cable and other broadband modems. These products have experienced long lead-times due to certain component production lead-times of up to 52 weeks and due to manufacturer-related delays, and these long lead times may significantly reduce our potential sales.

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

Tariffs significantly harm our cash flow and profitability, and they may continue in the future.

Prior to July 2020, almost all of our products were produced in China and were subject to a tariff on our cost of goods at the time of entry into the U.S. Beginning in July 2020, majority of our products were produced in Vietnam while a small portion of our products continued to be produced in China. The China related tariff is 25%. These tariffs have a significant impact on our cost of inventory and profitability and may require surety bonds, which we currently have a letter of credit requiring restricted cash related to a tariff-related surety bond. These tariffs may not be reduced and may even be increased. Although we have significantly reduced tariff costs with the transition to Vietnam production, it is not possible to predict the impact of tariffs in the future, which could have a material adverse impact on our net income and cash position and we may continue to experience losses.

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

At December 31, 2022, we had approximately $60.6 million in federal NOLs. These deferred tax assets are currently fully reserved. Under Internal Revenue Code Section 382 rules, if a change of ownership is triggered, our ability to use our NOLs can be negatively affected if there is an “ownership change” as defined under Internal Revenue Code Section 382. An ownership change at any time is determined by considering each stockholder with 5% or more ownership, summing the highest percentage change for each of those stockholders over the prior three years, and determining that the sum exceeds 50%. Since ownership changes are measured over three-year periods, it is possible that additional changes of ownership may occur in the future that may limit our utilization of NOL carryforwards.

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

We may not be able to meet the continued listing requirements for the Nasdaq Stock Market.

Our common stock is currently listed on the Nasdaq, which requires a minimum bid trading price of $1.00. On April 28, 2022, we received a letter (the “Notification Letter”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that the minimum closing bid price per share for its ordinary shares was below $1.00 for a period of 30 consecutive business days and that we did not meet the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2). Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we had a compliance period of 180 calendar days, or until October 24, 2022, to regain compliance with Nasdaq’s minimum bid price requirement. During this period, we had not regained compliance by October 24, 2022. On October 25, 2022, we requested and received an additional 180 calendar day extension, which expires April 24, 2023. On March 28, 2023, the Company’s shareholders approved of the Board to move forward with a reverse stock split, which is intended to cure the deficiency during the second compliance period, in a ratio we believe will be sufficient to cause our stock price to exceed $1.00 per share. On March 30, 2023, the Board approved of a 25 for 1 reverse stock split ratio. We cannot predict with certainty what effect a reverse stock split will have on the market price of our common stock, particularly over the longer term. Some investors may view a reverse stock split negatively, which could result in a decrease in the market capitalization of our company. If the market price post-reverse stock split does not trade ten consecutive business days over $1.00, our common stock will be delisted from Nasdaq. Any delisting of our common stock by Nasdaq could adversely affect our ability to attract new investors, decrease the liquidity of the outstanding shares of common stock, reduce the price at which such shares trade and increase the transaction costs inherent in trading such shares with overall negative effects for our shareholders. In addition, delisting of the common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, and might deter certain institutions and persons from investing in our stock at all.

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

Our Chairman, and his affiliated entities owned approximately 37.8% percent of our outstanding shares of Common Stock as of March 29, 2023. Accordingly, he and his affiliated entities could have an influence over the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including the election of directors, mergers, consolidations and the sale of all or substantially all of our assets and also could prevent or cause a change in control. The interests of the Chairman of the Board and his affiliated entities may differ from the interests of our other stockholders. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

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

We also lease our principal executive offices in Manchester, New Hampshire, from a related party (refer to Note 12 in the Notes to the Consolidated Financial Statements), which totals approximately 2,656 square feet. The lease is month-to-month with a 60-day termination notification.

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

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently traded on the Nasdaq under the symbol “MINM”. The closing price of our common stock on Nasdaq was $0.11 per share on March 29, 2023. As of March 29, 2023, there were 47,188,378 shares of our common stock outstanding and 128 holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our capital stock and do not plan to pay any cash dividends in the foreseeable future. Our current policy is to retain all of our earnings to finance future growth. In addition, pursuant to the SVB Loan Agreement, which was executed on March 12, 2021, as amended on December 12, 2022, we cannot pay any dividends without SVB’s prior written consent.

Repurchases by the Company

During the fiscal year ended December 31, 2022, we did not repurchase any shares of our common stock.

Equity Compensation Plan Information

Information required by this part is hereby incorporated by reference from our definitive proxy statement for our 2023 annual meeting of stockholders which will be filed with the SEC within 120 days after the close of our fiscal year.

ITEM 6 – SELECTED FINANCIAL DATA - [Reserved]

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

Our cash and cash equivalents balance on December 31, 2022 was $530 thousand compared to $12.6 million on December 31, 2021. On December 31, 2022, we had $4.8 million of outstanding borrowings on our asset-based credit line with availability of $38 thousand and $1.0 million outstanding on the Bridge Loan. Our working capital was $15.7 million as of December 31, 2022.

The major changes in cash and cash equivalents during fiscal 2022 was a decrease of approximately $2.2 million in accounts receivables, a decrease of $6.7 million in inventory, a decrease of $9.6 million in accounts payable, and a decrease of $839 thousand in accrued expenses. In fiscal 2022, the Company also had a net loss of $15.5 million, which contributed to a decrease in cash and cash equivalents.

The Company’s ability to maintain adequate levels of liquidity depends in part on our ability to sell inventory on hand, increasing SaaS sales, and collecting related receivables. The Company will be required to refinance its debt in 2023 given the SVB Loan Agreement expires in January 2024. In the first quarter of 2023, the Company has implemented cost reduction plans to align its cost structure to its sales and increase its liquidity. The Company will continue to monitor its cost in relation to its sales and adjust its cost structure accordingly.

In the years ended December 31, 2022 and 2021, we generated net sales of $50.6 million and $55.4 million, respectively.

COVID-19 Pandemic

The COVID-19 pandemic continued to impact our supply chain operations due to restrictions, reduced capacity, and limited availability from suppliers on whom we rely for sourcing components and materials and from third-party partners on whom we rely for manufacturing, warehousing, and logistics services. In 2022, we experienced increases in costs of materials, components for our products, and freight costs. Beginning in the third quarter of 2022, we began seeing reduction in transportation costs and transport availability. We will not realize the gross margin benefits from the transportation cost reductions until mid-2023 as we continue to work through inventory obtained when freight costs were elevated. If disruptions in our supply chain operations or any increases to costs associated with supply chain operations brought on by COVID-19 occur again, we could experience a negative impact on our revenue and operating margin performance.

Although demand for our products has increased relative to pre-pandemic levels as consumers and businesses seek flexible networking solutions for their day-to-day needs, customers’ purchasing decisions over the long-term may be impacted by the pandemic and its impact on the economy, which could in turn impact our revenue and results of operations.

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

The SaaS is offered over a defined contract period, generally one year. These services are available as an on-demand application over the defined term. The agreements include service offerings, which deliver applications and technologies via cloud-based deployment models that we develop functionality for, provide unspecified updates and enhancements for, and host, manage, provide upgrades and support for the customers’ access by entering into solution agreements for a stated period. The monthly fees charged to the customers are based on the number of subscribers utilizing the services each month, and the revenue recognized generally corresponds to the monthly billing amounts as the services are delivered. Customers do not have the contractual right or ability to take possession of the hosted software.

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

Product Returns. Products are returned by retail stores and distributors for inventory balancing and warranty repair or replacements. Analyses of actual returned product are compared to analyses of the product return estimates. We have concluded that the current process of estimating the return reserve represents a fair measure with which to adjust revenue. Returned goods are variable and under ASC Topic 606, Revenue from Contracts with Customers, are estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g., upon shipment of goods). Under ASC Topic 606, the Company monitors pending authorized returns of goods and, if deemed appropriate, record the right of return asset accordingly.

Inventory Valuation and Cost of Goods Sold. Inventory is valued at the lower of cost, determined by the first-in, first-out method, or its net realizable value. We review inventories for obsolete and slow-moving products and make provisions based on our estimate of the probability that the material will not be consumed or that it will be sold below cost. Additionally, material product certification costs on new products are capitalized and amortized over the expected period of value of the respective products.

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

Results of Operations

The following table sets forth certain financial data derived from our consolidated statements of operations for the years ended December 31, 2022 and 2021 presented in absolute dollars and as a percentage of net sales, with dollars and percentage change year over year.

	Years ended December 31,				Change
	2022		2021		$	%
Net sales	$50,622,143	100%	$55,422,526	100.0%	$(4,800,383)	(8.7)
Cost of goods sold	38,695,605	76.4	36,504,874	65.9	(2,190,731)	(6.0)
Gross profit	11,926,538	23.6	18,917,652	34.1	(6,991,114)	(37.0)
Operating expenses:
Selling and marketing	15,022,638	29.7	13,747,959	24.8	1,274,679	9.3
General and administrative	6,124,034	12.1	4,889,702	8.8	1,234,332	25.2
Research and development	5,824,906	11.5	6,164,362	11.1	(339,456)	(5.5)
Sale of Trademark, net	–	–	(3,955,626)	(7.1)	3,955,626	100
Total operating expenses	26,971,578	53.3	20,846,397	37.6	6,125,181	29.4

Operating loss	(15,045,040)	(29.7)	(1,928,745)	(3.5)	(13,116,295)	(680.0)

Total other income (expense)	(391,856)	(0.8)	(206,149)	(0.4)	(185,707)	90.1

Loss before income taxes	(15,436,896)	(30.5)	(2,134,894)	(3.9)	(13,302,002)	(623.1)

Income tax provision	112,348	0.2	63,773	0.1	48,575	76.2

Net loss	$(15,549,244)	(30.7)%	$(2,198,667)	(4.0.)%	$(13,350,577)	(607.2)%

Comparison of Fiscal Years 2022 and 2021

The following table sets forth our revenues by product and the changes in revenues for fiscal year ended December 31, 2022, as compared to fiscal year ended December 31, 2021:

	Years ended December 31,
	2022	2021	Change $	Change %

Cable Modems & gateways	$48,433,757	$53,751,499	$(5,317,742)	(9.9)%
Other networking products	1,276,849	1,145,670	131,179	11.5
Software as a Service	911,537	525,357	386,180	73.5
Total	$50,622,143	$55,422,526	$(4,800,383)	(8.7)%

Net Sales

Our total net sales decreased year-over-year by $4.8 million or 8.7%. The decline in net sales is directly attributable to decreased sales of Motorola branded cable modems and gateways, including intelligent networking products that include the Minim SaaS offering. In both 2022 and 2021, we primarily generated our sales by selling cable modems and gateways. Sales related to SaaS offerings were $912 thousand and $525 thousand in the years ended December 31, 2022 and 2021, respectively. The increase in other networking products of $131 thousand in 2022 compared to 2021 is primarily due to a reduction in MoCA products and a refocus on new products introductions.

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

The decrease in gross profit was attributable to sales decline of Motorola branded cable modems and gateways, an inventory reserve on a single product, and increased freight and component costs. We outsource our manufacturing, warehousing, and distribution logistics. We believe this outsourcing strategy allows us to better manage our product costs and gross margin. Our gross margin can be affected by a number of factors, including fluctuation in foreign exchange rates, sales returns, changes in average selling prices, end-user customer rebates and other channel sales incentives, changes in our cost of goods sold due to fluctuations and increases in prices paid for components, overhead costs, inbound freight and duty/tariffs, conversion costs, and charges for excess or obsolete inventory.

The following table presents net sales, cost of goods sold, and gross margin, for the periods indicated:

	Years ended December 31,
	2022	2021	$ Change	% Change
Net sales	$50,622,143	$55,422,526	$(4,800,383)	(8.7)%
Cost of goods sold	$38,695,605	$36,504,874	$2,190,731	(6.0)%
Gross margin	23.6%	34.1%

Gross profit and gross margin decreased in fiscal 2022 compared to the prior fiscal year, primarily due to the decline in net sales and an inventory reserve on a single product of approximately $1.9 million.

We expect fiscal 2023 gross margins to increase. In 2023, we do not anticipate significant inventory reserves. In 2022, we experienced meaningful increases in costs of freight, materials, and components for our products. Although freight and certain component costs have reduced beginning in the third quarter of 2022, we will not realize improvements to margins until mid-2023 as we continue to work through inventory obtained when freight and component costs were elevated. We may continue to experience disruptions from the pandemic, with manufacturing partners being affected by factory uptime and scarcity of materials and components. These disruptions could increase the length of time taken between order to production and transportation of inventory. If such disruptions become widespread, they could significantly affect our ability to fulfill the demand for our products. Forecasting gross margin percentages is difficult, and there are several risks related to our ability to maintain or improve our current gross margin levels. Our cost of goods sold as a percentage of net sales can vary significantly based upon factors such as: uncertainties surrounding revenue volumes, including future pricing and/or potential discounts as a result of the economy, competition, the timing of sales, and related production level variances; import customs duties and imposed tariffs; changes in technology; changes in product mix; expenses associated with writing off excessive or obsolete inventory; fluctuations in freight costs; manufacturing and purchase price variances; and changes in prices on commodity components.

Selling and Marketing

Selling and marketing expenses consist primarily of advertising, trade shows, corporate communications and other marketing expenses, product marketing expenses, outbound freight costs, personnel expenses for sales and marketing staff, technical support expenses, and facility allocations. The following table presents sales and marketing expenses, for the periods indicated:

	Years ended December 31,
	2022	2021	$ Change	% Change
Selling and marketing	$15,022,638	$13,747,959	$1,274,679	9.3%

Sales and marketing expenses increased in fiscal 2022, as compared to the prior year, primarily due to an increase in marketing program campaigns of $1.0 million and Motorola royalty fees of $0.3 million.

We expect our selling and marketing expenses as a percentage of net sales in fiscal 2023 to decrease compared to fiscal 2022 levels. Expenses may fluctuate depending on sales levels achieved as certain expenses, such as commissions, are determined based upon the net sales achieved. Forecasting selling and marketing expenses is highly dependent on expected net sales levels and could vary significantly depending on actual net sales achieved in any given quarter. Marketing expenses may also fluctuate depending upon the timing, extent and nature of marketing programs.

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

	Years ended December 31,
	2022	2021	$ Change	% Change
General and administrative	$6,124,034	$4,889,702	$1,234,332	25.2%

General and administrative expenses increased $1.2 million primarily due to an increase of $1.2 million in personnel costs, including $0.2 million in severance costs and $0.3 million in stock compensation expense, and $0.6 million in software licenses, partially offset by a decrease of $0.5 million in professional services fees.

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

	Years ended December 31,
	2022	2021	$ Change	% Change
Research and development	$5,824,906	$6,164,362	$(339,456)	(5.5)%

The decrease of $339 thousand was primarily due to certification costs of $0.4 million, offset by $0.1 million in software licenses.

We believe that innovation and technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies, products and services. We continue to invest in research and development to expand our hardware product offerings focused on premium WiFi 6E, WiFi 6, and software solutions. We expect research and development expenses as a percentage of net sales in fiscal 2023 to be in line with or slightly below fiscal 2022 levels. Research and development expenses may fluctuate depending on the timing and number of development activities and could vary significantly as a percentage of net sales, depending on actual net sales achieved in any given year.

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

Other Income (Expense)

	Years ended December 31,
	2022	2021	$ Change	% Change
Other income (expense)	$(391,856)	$(206,149)	$(185,707)	(90.1)

Other income (expense), net was an expense of $392 thousand in fiscal 2022 and expense of $206 thousand in fiscal 2021, primarily due to increased borrowing interest rates related to the SVB Loan Agreement.

Income Tax Expense (Benefit). We recorded minimum state income tax for a few states and tax related to our operations in Mexico, which was $112 thousand and $64 thousand in fiscal 2022 and fiscal 2021, respectively.

	Years ended December 31,
	2022	2021	$ Change	% Change
Income taxes	$112,348	$63,773	$48,575	76.2%

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, sales of inventory, borrowing under our line-of credit and a bridge loan at December 31, 2022. As of December 31, 2022, we had cash and cash equivalents of $530 thousand and $500 thousand in restricted cash as compared to $12.6 million in cash and cash equivalents and $500 thousand in restricted cash on December 31, 2021. On December 31, 2022, we had $4.8 million of borrowings outstanding and $38 thousand available on our $10.0 million SVB line-of-credit and working capital of $15.7 million. We have funded our operations and investing activities primarily through borrowings on our line of credit, the sale of assets and the sale of our common stock.

Our historical cash outflows have primarily been associated with: (1) cash used for operating activities such as the purchase and growth of inventory, expansion of our sales and marketing and research and development and other working capital needs; (2) capital expenditures related to the acquisition of equipment; and (4) cash used to repay our debt obligations and related interest expense. Fluctuations in our working capital due to timing differences of our cash receipts and cash disbursements also impact our cash inflows and outflows.

Our consolidated financial statements as of December 31, 2022 were prepared under the assumption that we will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt exists about our ability to continue as a going concern, and we will require additional liquidity to continue operations beyond the next 12 months.

Our consolidated financial statements as of December 31, 2022, do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if we were unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or part of their investment.

Cash Flows

The following table presents our cash flows for the periods presented:

	Years ended December 31,
	2022	2021
Cash used in operating activities	$(12,170,073)	$(14,272,267)
Cash used in investing activities	(695,017)	(681,828)
Cash provided by financing activities	824,755	26,452,783
Net (decrease) increase in cash and cash equivalents	$(12,040,335)	$11,498,688

Cash Flows from Operating Activities.

Cash used in operating activities of $12.2 million for 2022 reflected our net loss of $15.5 million, adjusted for non-cash expenses, consisting primarily of $0.8 million of depreciation and amortization, $1.2 million of stock-based compensation expense, and a $0.1 million write-off of goodwill and intangible assets. Uses of cash included a reduction in accounts payable of $9.6 million and a decrease in accrued expenses $0.8 million. Sources of cash included a decrease of accounts receivable of $2.2 million, a decrease in inventory of $6.7 million, and increase in deferred revenue of $671 thousand.

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

Cash Flows from Investing Activities.

In 2022, $277 thousand was used to purchase equipment and $418 thousand was used for certification costs.

In 2021, $593 thousand was used to purchase equipment and $89 thousand was used for certification costs.

Cash Flows from Financing Activities. Cash provided by financing activities in 2022 consisted of proceeds from a bridge loan of $1 million, proceeds from stock option exercises of $0.2 million. Uses of cash in 2022 included $0.4 million in borrowing reductions under our SVB line-of-credit.

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

In addition, we will need to refinance the SVB Loan Agreement and the Bridge Loan by January 2024, which is when the respective agreements terminate.

Our capital expenditures are largely discretionary and within our control. We expect that our product sales and the resulting operating loss as well as the status of each of our product development programs, will significantly impact our cash management decisions.

At December 31, 2022, we believe our current cash and cash equivalents may not be sufficient to fund working capital requirements, capital expenditures and operations during the next twelve months. Our ability to continue as a going concern will depend on our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce or contain expenditures and increase revenues. Based on these factors, management determined that there is substantial doubt regarding our ability to continue as a going concern. In the first quarter of 2023, the Company has implemented cost reduction plans to align its cost structure to its sales and increase its liquidity. The Company will continue to monitor its costs in relation to its sales and adjust its cost structure accordingly.

Our future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of any future operating losses, the level and timing of future sales and expenditures, the results and scope of ongoing research and product development programs, working capital required to support our sales growth, funds required to service our debt, the receipt of and time required to obtain regulatory clearances and approvals, our sales and marketing programs, our need for infrastructure to support our sales growth, the continuing acceptance of our products in the marketplace, competing technologies and changes in the market and regulatory environment.

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

At December 31, 2022, we have Federal and state net operating loss carry forwards of approximately $60.6 million and $29.8 million, respectively, available to reduce future taxable income. A valuation allowance has been established for the full amount of deferred income tax assets as management has concluded that it is more-likely than-not that the benefits from such assets will not be realized.

Contractual Obligations

For a description of our operating leases, refer to Note 8 and for a description of our bank credit line and bridge loan agreement, license agreement and purchase commitments, refer to Note 9 in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

ITEM 8 – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MINIM, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors

Minim, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Minim, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows, for the years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations and will need additional funding within the next twelve months. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue Recognition

As described in Note 2 to the financial statements, the Company recognizes revenue when a customer obtains control of promised goods and services. The amount of revenue recognized reflects the consideration which the Company expects to be entitled to receive in exchange for these goods and services. The Company offers customers the ability to purchase their hardware products along with Software-as-a-Service (“SaaS”) offerings as a bundled arrangement. The Company must determine which promises are distinct performance obligations and allocate the revenue to the performance obligations that are considered distinct based upon their relative Stand-alone Selling Price (SSP). Revenue allocated to hardware is recognized at a point in time upon delivery and revenue allocated to the SaaS is recognized over time over the estimated life of the customer, provided all other revenue recognition criteria are met.

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

Our audit procedures related to the identification of distinct performance obligations and the allocation of arrangement consideration included the following, among others:

●	We evaluated management’s significant accounting policies related to these customer agreements for reasonableness.
●	We obtained and read a sample of revenue contracts and evaluated the completeness of the performance obligations identified by management, and performed an evaluation of whether these performance obligations were distinct and capable of being distinct.
●	We tested the reasonableness of the allocation of the transaction price to each performance obligation by comparing management’s allocation to the historical pricing for each performance obligations when they are sold separately.
●	For each sample of revenue contracts with multiple performance obligations, we also tested the allocation of the transaction price to each performance obligation based upon the SSP.

/s/ RSM US LLP

We have served as the Company’s auditor since 2021.
Boston, Massachusetts
March 31, 2023

MINIM, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2022 and 2021

	2022	2021

ASSETS
Current assets
Cash and cash equivalents	$530,110	$12,570,445
Restricted cash	500,000	500,000
Accounts receivable, net of allowance for doubtful accounts of $138,331 and $236,819 as of December 31, 2022 and, 2021, respectively	2,758,406	4,880,663
Inventories, net	25,415,206	33,891,287
Prepaid expenses and other current assets	360,735	587,885
Total current assets	29,564,457	52,430,280

Equipment, net	636,973	762,818
Operating lease right-of-use assets	173,480	241,626
Goodwill	—	58,872
Intangible assets, net	73,301	262,698
Other assets	511,795	544,738
Total assets	$30,960,006	$54,301,032

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank credit line	$4,758,663	$5,065,074
Accounts payable	2,837,191	12,458,246
Current maturities of bridge loan agreement	1,000,000	—
Current maturities of long-term debt	—	34,237
Current maturities of operating lease liabilities	150,968	143,486
Accrued expenses	4,440,724	5,279,917
Deferred revenue, current	633,542	291,296
Total current liabilities	13,821,088	23,272,256

Operating lease liabilities, less current maturities	22,512	98,811
Deferred revenue, noncurrent	771,738	443,452
Total Liabilities	14,615,338	23,814,519

Commitments and Contingencies (Note 8)

Stockholders’ equity
Preferred Stock, Authorized: 2,000,000 shares at $0.01 par value; 0 shares issued and outstanding	—	—
Common Stock: Authorized: 60,000,000 shares at December 31, 2022 and 2021, at $0.01 par value; issued and outstanding: 46,949,240 shares and 45,885,043 shares at December 31, 2022 and 2021, respectively	469,492	458,850
Additional paid-in capital	90,710,030	89,313,273
Accumulated deficit	(74,834,854)	(59,285,610)
Total stockholders’ equity	16,344,668	30,486,513
Total liabilities and stockholders’ equity	$30,960,006	$54,301,032

The accompanying notes are an integral part of these consolidated financial statements.

MINIM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2022 and 2021

	2022	2021

Net sales	$50,622,143	$55,422,526
Cost of goods sold	38,695,605	36,504,874
Gross profit	11,926,538	18,917,652

Operating expenses:
Selling and marketing	15,022,638	13,747,959
General and administrative	6,124,034	4,889,702
Research and development	5,824,906	6,164,362
Sale of Trademark, net	–	(3,955,626)
Total operating expenses	26,971,578	20,846,397
Operating loss	(15,045,040)	(1,928,745)

Other income (expense):
Interest income	457	44,169
Interest expense	(394,615)	(270,407)
Gain on forgiveness of debt (Note 7)	—	20,000
Other, net	2,302	89
Total other income (expense)	(391,856)	(206,149)

Loss before income taxes	(15,436,896)	(2,134,894)

Income tax provision	112,348	63,773

Net loss	$(15,549,244)	$(2,198,667)

Basic and diluted net loss per share	$(0.34)	$(0.06)

Weighted average common and common equivalent shares:
Basic and diluted	46,399,137	39,761,121

The accompanying notes are an integral part of these consolidated financial statements.

MINIM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2022 and 2021

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2020	35,074,922	$350,749	$64,526,664	$(57,086,943)	$7,790,470

Net loss	—	—	—	(2,198,667)	(2,198,667)
Stock option exercises	810,121	8,101	1,159,623	—	1,167,724
Public offering equity, net of issuance costs	10,000,000	100,000	22,630,049	—	22,730,049
Stock-based compensation	—	—	996,937	—	996,937
Balance at December 31, 2021	45,885,043	458,850	89,313,273	(59,285,610)	30,486,513

Net loss	—	—	—	(15,549,244)	(15,549,244)
Stock option exercises	430,915	4,308	232,496		236,804
Common stock issued for vested restricted units	633,282	6,334	(6,334)	—	—
Stock-Based Compensation			1,170,595		1,170,595
Balance at December 31, 2022	46,949,240	$469,492	$90,710,030	$(74,834,854)	$16,344,668

The accompanying notes are an integral part of these consolidated financial statements.

MINIM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2022 and 2021

	2022	2021
Cash flows used in operating activities:
Net loss	$(15,549,244)	$(2,198,667)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	837,228	957,490
Amortization of right-of-use assets	172,060	145,143
Amortization of debt issuance costs	71,401	41,586
Amortization of sales contract costs	75,514	32,343
Stock-based compensation	1,170,595	996,937
Goodwill impairment charge	58,872	—
Intangible asset impairment charge	67,415	—
Provision for (recovery of) accounts receivable allowances	(98,489)	63,217
Provision for inventory reserves	1,785,566	643,671
Non-cash loan forgiveness	—	(20,000)
Changes in operating assets and liabilities:
Accounts receivable	2,220,746	4,259,454
Inventories	6,690,515	(18,030,117)
Prepaid expenses and other current assets	227,150	(188,766)
Other assets	63,044	(92,161)
Accounts payable	(9,621,054)	862,453
Accrued expenses	(839,265)	(2,261,266)
Deferred revenue	670,532	661,826
Operating lease liabilities	(172,659)	(145,410)
Net cash used in operating activities	(12,170,073)	(14,272,267)

Cash flows from investing activities:
Purchases of equipment	(276,665)	(593,120)
Certification costs incurred and capitalized	(418,352)	(88,708)
Net cash used in investing activities	(695,017)	(681,828)

Cash flows from financing activities:
Net proceeds from the bank credit line	(377,811)	5,166,289
Proceeds from bridge loan agreement	1,000,000	–
Repayment of the Rosenthal bank credit line	—	(2,442,246)
Costs associated with bank credit line	—	(142,801)
Repayment of government loan	(34,237)	(26,232)
Proceeds from stock option exercises	236,803	1,167,724
Proceeds from public offering, net of offering costs	—	22,730,049
Net cash provided by financing activities	824,755	26,452,783

Net change in cash, cash equivalents, and restricted cash	(12,040,335)	11,498,688

Cash, cash equivalents, and restricted cash - Beginning	13,070,445	1,571,757

Cash, cash equivalents, and restricted cash - Ending	$1,030,110	$13,070,445

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$394,615	$270,407
Income taxes	$88,348	$63,773

Cash is reported on the consolidated statements of cash flows as follows:
Cash and cash equivalents	$530,110	$12,570,445
Restricted cash	500,000	500,000
Total cash, cash equivalents, and restricted cash	$1,030,110	$13,070,445

The accompanying notes are an integral part of these consolidated financial statements.

MINIM, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

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

Going Concern

The Company’s consolidated financial statements as of December 31, 2022 were prepared under the assumption that the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, as of December 31, 2022, substantial doubt exists about the Company’s ability to continue as a going concern. The Company has incurred recurring losses and negative cash flows from operations, and our ability to continue as a going concern will depend on our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce or contain expenditures and increase revenues. The Company’s debt financing arrangements through the SVB Loan Agreement and Bridge Loan Agreement expire on January 15, 2024, and we will need to refinance both agreements prior to the expiration date. As of December 31, 2022, the Company had cash and cash equivalents of $530 thousand and during the year ended December 31, 2022, the Company recorded a net loss of $15.5 million. The Company will require additional liquidity to continue operations beyond the next 12 months.

The Company is evaluating strategies to obtain the required additional funding for future operations. These strategies may include but are not limited to equity offerings, debt financings, and cost reductions. However, given a variety of external factors including the impact of the recent economic downturn in the U.S. and global financial markets, the Company may be unable to access further equity or debt financing when needed. The Company may engage in cost-cutting measures in an attempt to extend its cash resources. As such, there can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all. The Company believes that it can be successful in obtaining debt refinancing; however, no assurance can be provided that it will be able to do so.

The Company’s consolidated financial statements as of December 31, 2022, do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern. If the Company is unable to raise additional capital and is therefore unable to continue as a going concern, it may have to liquidate its assets and may receive less than the value at which those assets are carried on its consolidated financial statements, and it is likely that investors will lose all or part of their investment.

Liquidity

The Company’s operations have historically been financed through the issuance of common stock and borrowings. Since inception, the Company has incurred significant losses and negative cash flows from operations. During the year ended December 31, 2022, the Company incurred a net loss of $15.5 million and used cash in operations of $12.2 million. As of December 31, 2022, the Company had an accumulated deficit of $74.8 million and cash and cash equivalents of $530 thousand and restricted cash of $500 thousand. The SVB Loan Agreement and Bridge Loan expire on January 15, 2024, and the Company will have to refinance both debt arrangements prior to the expiration date. In the first quarter of 2023, the Company has implemented cost reduction plans to align its cost structure to its sales and increase its liquidity. The Company will continue to monitor its cost in relation to its sales and adjust its cost structure accordingly. Management of the Company believes it will not have sufficient resources to continue as a going concern through at least one year from the issuance of these financial statements.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. These judgments, estimates and assumptions made by the Company include, but are not limited to revenue recognition, the allowance for doubtful accounts (collectability); contract liabilities (sales returns); valuation allowance for deferred income tax assets; write-downs of inventory for slow-moving and obsolete items and stock-based compensation. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results may differ from those estimates under different assumptions or conditions and the differences may be material.

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash, Cash Equivalents and Restricted Cash

As of December 31, 2022 and 2021, the restricted cash balance of $500 thousand, respectively, relates to letters of credit to support a bond on tariffs.

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. As of December 31, 2022 and 2021, the Company’s cash equivalents were held in institutions in the U.S. and include deposits in higher-interest bank accounts which were unrestricted as to withdrawal or use.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, restricted cash and accounts receivable. Substantially all the Company’s cash and cash equivalents and restricted cash are held at one financial institution, Silicon Valley Bank, which was placed into receivership by the FDIC on March 9, 2023. On March 10, 2023, the Silicon Valley Bank depositor accounts and loan facilities, including the Company’s bank accounts and line of credit, were transferred to Silicon Valley Bridge Bank. Through Silicon Valley Bridge Bank, the Company’s bank balances are fully insured by the FDIC and the line of credit facility remains operational, allowing the Company to draw from it as required. The Company has not experienced any credit losses on its cash and cash equivalents and restricted cash through December 31, 2022 and has not experienced any credit losses as of the date of filing this Form 10-K

For the year ended December 31, 2022, two customers accounted for 10% or greater individually, and 87% in the aggregate of the Company’s total net sales. For the year ended December 31, 2021, two customers accounted for 10% or greater individually, and 92% in the aggregate of the Company’s total net sales. Accounts receivable are unsecured and the Company does not require collateral; however, the Company does assess the collectability of accounts receivable based on a number of factors, including past transaction history with, and the creditworthiness of, the customer. Accordingly, the Company is exposed to credit risk associated with accounts receivable. At December 31, 2022, two customers with an accounts receivable balance of 10% or greater individually accounted for a combined 75% of the Company’s accounts receivable. At December 31, 2021, four customers with an accounts receivable balance of 10% or greater individually accounted for a combined 86% of the Company’s accounts receivable. To reduce risk, the Company closely monitors the amounts due from its customers and assesses the financial strength of its customers through a variety of methods that include, but are not limited to, engaging directly with customer operations and leadership personnel, visiting customer locations to observe operating activities, and assessing customer longevity and reputation in the marketplace. As a result, the Company believes that its accounts receivable credit risk exposure is limited.

The Company depends on many third-party suppliers for key components contained in its product offerings. For some of these components, the Company may only use a single source supplier, in part due to the lack of alternative sources of supply. During 2022 and 2021, the Company had two and one suppliers that provided 93% and 97%, respectively, of the Company’s purchased inventory.

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

Equipment, net

Equipment is stated at cost, net of accumulated depreciation. Depreciation is generally computed using the straight-line method based on the estimated useful lives of the assets, which is generally three to five years. Maintenance and repairs are charged to expense as incurred. Significant improvements that substantially enhance the useful life of an asset are capitalized and depreciated. When assets are retired or disposed of, the cost together with related accumulated depreciation is removed from the balance sheet and any resulting gain or loss is reflected in the Company’s statements of operations in the period realized.

Goodwill

The Company records goodwill when consideration paid in a business acquisition exceeds the value of the net assets acquired. The Company’s estimates of fair value are based upon assumptions believed to be reasonable at the time, but such estimates are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate and unanticipated events or circumstances may occur, which may affect the accuracy or validity of such assumptions, estimates or actual results. Goodwill is not amortized but rather is tested for impairment annually in the fourth quarter or more frequently, if facts and circumstances warrant a review. Circumstances that could trigger an impairment test include, but are not limited to, a significant adverse change in the business climate or legal factors, an adverse action or assessment by a regulator, or unanticipated competition. The Company has determined that there is a single reporting unit for the purpose of conducting the goodwill impairment assessment. In accordance with ASC Topic 350, Intangibles—Goodwill and Other, we first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If after assessing the totality of events or circumstances, we determine that it is more likely than not (i.e. greater than 50% likelihood) that the fair value of the reporting unit is less than its carrying amount, then the quantitative test is required. The quantitative goodwill impairment test requires us to estimate and compare the fair value of the reporting unit, determined using an income approach and a market approach, with its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets, goodwill is not impaired. If the fair value of the reporting unit is less than the carrying value, the difference is recorded as an impairment loss up to the amount of goodwill.

Application of the goodwill impairment test requires judgments, including identification of the reporting units, assigning goodwill to reporting units, a qualitative assessment to determine whether there are any impairment indicators, and determining the fair value of each reporting unit which often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. There is no assurance that the actual future earnings or cash flows of the reporting unit will not decline significantly from the projections used in the impairment analysis. As part of the Company’s annual impairment test, which determined that the carrying amount of its single reporting unit exceeded its fair value, the Company recorded a goodwill impairment charge of $59 thousand for the year ended December 31, 2022.

Intangible Assets and Long-Lived Assets

Intangible assets are comprised of developed technology (ERP system), purchased technology (web domain), and customer relationships acquired through business combinations. All of the Company’s intangible assets are amortized using the straight-line method over their estimated useful life.

The Company capitalizes certain implementation costs related to its cloud-based enterprise resourcing planning (“ERP”) system. Costs incurred during the application development stage are capitalized. Costs incurred in the preliminary stages of development are expensed as incurred. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable that the expenditures will result in additional functionality. Capitalized implementation costs are amortized on a straight-line basis over its estimated useful life, however there were no capitalized costs incurred during the years ended December 31, 2022 and 2021, respectively.

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

For the year ended December 31, 2022, the Company recorded an impairment charge of $67 thousand related to its customer relationships, which is associated with the Company’s ISP business that is being discontinued. The Company’s other intangible assets and long-lived assets were determined to not be impaired as of December 31, 2022.

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

Other Assets

Other assets are stated at cost, less accumulated amortization, and primarily include certain certification costs and long-term insurance policies. Certain certification costs incurred that are necessary to market and sell products are capitalized and reported as “other assets” in the accompanying consolidated balance sheets when the costs are measurable, significant, and relating to products that are projected to generate revenue beyond twelve months. These costs are amortized over an 18- month period, beginning when the related products are available to be sold. As of December 31, 2022 and 2021, the balance outstanding for certifications costs, net of accumulated amortization, was $402 thousand and $297 thousand, respectively.

The long-term insurance policies are amortized over the term of the coverage period. As of December 31, 2022 and 2021, the balance outstanding for long-term insurance policies, net of accumulated amortization, was $71 thousand and $142 thousand, respectively.

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

Loss Per Common Share

Basic loss per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding plus additional common shares that would have been outstanding if dilutive potential common shares had been issued. For the purposes of this calculation, stock options are considered common stock equivalents in periods in which they have a dilutive effect. Stock options that are antidilutive are excluded from the calculation.

Net loss per share for the year ended December 31, 2022 and 2021, respectively, are as follows:

	Years ended December 31,
	2022	2021
Numerator:
Net loss	$(15,549,244)	$(2,198,667)

Denominator:
Weighted average common shares - basic	46,399,137	39,761,121
Effect of dilutive common share equivalents	-	-
Weighted average common shares - dilutive	46,399,137	39,761,121

Basic and diluted net loss per share	$(0.34)	$(0.06)

Diluted loss per common share for the years ended December 31, 2022 and 2021 excludes the effects of 907,945 and 799,456 common share equivalents, respectively, since such inclusion would be anti-dilutive. The common share equivalents consist of shares of common stock issuable upon exercise of outstanding stock options.

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

Multiple Performance Obligations

The Company has hardware products that include SaaS services as a bundled product. The Company accounts for these sales in accordance with the multiple performance obligation guidance of ASC Topic 606. For multiple performance obligation contracts, the Company accounts for the promises separately as individual performance obligations if they are distinct. Performance obligations are determined to be distinct if they are both capable of being distinct and distinct within the context of the contract. In determining whether performance obligations meet the criteria of being distinct, the Company considers a number of factors, such as degree of interrelation and interdependence between obligations, and whether or not the good or service significantly modifies or transforms another good or service in the contract. SaaS included with certain hardware products is considered distinct from the hardware, and therefore the hardware and SaaS offerings are treated as separate performance obligations.

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

Other considerations of ASC 606 include the following:

● Returned Goods - analyses of actual returned products are compared to the product return estimates and historically have resulted in immaterial differences. The Company has concluded that the current process of estimating the return reserve represents a fair measure to adjust revenue. Returned goods are a form of variable consideration and under ASC Topic 606 are estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g., upon shipment of goods). The sales returns accrual was $982 thousand and $1.6 million at December 31, 2022 and 2021, respectively.

● Warranties - the Company does not offer its customers a separate warranty for purchase. Therefore, there is no separate performance obligation. The Company accrues for assurance-type warranties, which do not include any additional distinct services other than the assurance that the goods comply with agreed-upon specifications. The warranty reserve was not material at December 31, 2022 and December 31, 2021.

● Price protection - if the Company reduces the price on any products sold to the customer, the Company will guarantee an account credit for the price difference for all quantities of that product that the customer still holds. Price protection is variable and under ASC Topic 606 is estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g., upon shipment of goods). The price protection accrual was not material at December 31, 2022 and December 31, 2021.

● Volume Rebates and Promotion Programs - volume rebates are variable dependent upon the volume of goods sold-through the Company’s customers to end-users and under ASC Topic 606 are estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g., upon shipment of goods). The rebate and promotion accrual was not material at December 31, 2022, and $175 thousand at December 31, 2021, respectively.

Contract Balances

Accounts receivable is recorded when the Company has an unconditional right to the consideration. When the timing of the Company’s delivery of goods or services is different from the timing of payments made by customers, the Company recognize either a contract asset (performance precedes contractual due date) or a contract liability (customer payment precedes performance). When a customer prepays, that payment is reflected as deferred revenue until the performance obligation is satisfied. Contract assets consist of unbilled receivables (see Note 5).

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

Advertising Costs

Advertising costs are expensed as incurred and reported in selling expense in the accompanying consolidated statements of operations, and include costs of advertising, production, trade shows, and other activities designed to enhance demand for the Company’s products. The Company reported advertising costs of approximately $4.0 million and $2.8 million in 2022 and 2021, respectively.

Shipping and Freight Costs

The Company records the expense associated with customer-delivery shipping and freight costs in selling and marketing expense. The Company reported shipping and freight costs of $452 thousand and $334 thousand in 2022 and 2021, respectively.

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

Recently Adopted Accounting Standards

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, which is intended to improve consistent application and simplify the accounting for income taxes. This ASU removes certain exceptions to the general principals in Topic 740 and clarifies and amends existing guidance. The Company adopted the new standard effective January 1, 2021. The adoption had no impact on the Company’s financial condition, results of operations, or cash flows.

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments Credit Losses — Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected, which includes the Company’s accounts receivable. This ASU is effective for the Company for reporting periods beginning after December 15, 2022. The Company is currently assessing the potential impact that the adoption of this ASU will have on its consolidated financial statements.

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

(4) SALE OF ZOOM® TRADEMARK

On August 12, 2021, the Company entered into an agreement with Zoom Video Communications, Inc. to sell, and sold, all of the Company’s right, title and interest in the ZOOM® trademark for cash consideration in the amount of $4.0 million, net of legal costs incurred of $44 thousand. The Company did not have a carrying basis in the trademark that was subject to the agreement and recorded income of approximately $4.0 million, which is recorded in income from continuing operations pursuant to ASC 360-10, Impairment or Disposal of Long-Lived Assets. Under the terms on the agreement, the Company was allowed to use and sell the product under the ZOOM® trademark until February 11, 2022.

(5) REVENUE AND OTHER CONTRACTS WITH CUSTOMERS

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

As of December 31, 2022, the aggregate amount of the transaction price allocated to the remaining performance obligations related to SaaS performance obligations that are unsatisfied or partially unsatisfied was $1.4 million, which is recorded as deferred revenue on the Company’s consolidated balance sheets. Of that amount, $634 thousand will be recognized as revenue during the year ended December 31, 2023, and $772 thousand thereafter.

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

The following table reflects the contract balances as of the year ended:

	December 31,
	2022	2021

Accounts receivable	$2,758,406	$4,880,663
Deferred revenue - current	$633,542	$291,296
Deferred revenue - noncurrent	$771,738	$443,452

During the year ended December 31, 2022, the change in deferred revenue was as follows:

Balance at December 31, 2021	$734,748
Billings	1,120,627
Revenue recognized	(450,095)
Balance at December 31, 2022	$1,405,280

Disaggregation of Revenue

The following table sets forth our revenues by distribution channel:

	Years ended December 31,
	2022	2021
Retailers	$48,728,624	$53,409,848
Distributors	654,428	1,869,170
Other	1,239,091	143,508
	$50,622,143	$55,422,526

The following table sets forth our revenues by product:

	Years ended December 31,
	2022	2021
Cable Modems & gateways	$48,433,757	$53,751,499
Other networking products	1,276,849	1,145,670
Software as a Service	911,537	525,357
	$50,622,143	$55,422,526

(6) BALANCE SHEET COMPONENTS

Inventories

Inventories, net consists of the following:

	December 31,
	2022	2021
Materials	$397,133	$684,386
Work in process	5,842,251	3,919,503
Finished goods	19,175,822	29,287,398
	$25,415,206	$33,891,287

Finished goods includes consigned inventory held by our customers of $4.2 million and $4.5 million at December 31, 2022 and 2021, respectively. There was no in-transit inventory in the finished good balance at December 31, 2022, however the December 31, 2021 balance included $6.3 million. The Company reviews inventory for obsolete and slow-moving products each quarter and makes provisions based on its estimate of the probability that the material will not be consumed or that it will be sold below cost. The inventory reserves were $2.5 million and $800 thousand for the years ended December 31, 2022, and 2021, respectively.

Equipment

Equipment, net consists of the following:

	December 31,		Estimated Useful
	2022	2021	lives in years
Computer hardware and software	$497,913	$447,092	3
Machinery and equipment	725,568	682,980	5
Molds, tools and dies	1,187,541	997,313	5
Office furniture and fixtures	78,728	85,699	5
	2,489,750	2,213,084
Accumulated depreciation	(1,852,777)	(1,450,266)
	$636,973	$762,818

Depreciation expense was $403 thousand and $255 thousand for the years ended December 31, 2022 and 2021, respectively.

Goodwill

In December 2018, Cadence Connectivity acquired the net assets of MCP Networks Inc., a provider of a cloud-based home network management platform. The acquisition expanded Cadence Connectivity’s subscriber base and thereby offered sales opportunities of Cadence Connectivity’s SaaS to these subscribers. Cadence Connectivity recorded $58 thousand of goodwill related to this acquisition in its historical accounts of December 2018. As of December 31, 2022, the Company determined that the goodwill was impaired after the annual impairment test indicated that the carrying amount of the Company’s single reporting unit exceeded the estimated fair value and accordingly recorded a $59 thousand impairment charge to general and administrative expense in the statement of operations. As of December 31, 2021, the Company had no impairment.

Intangible Assets

In December 2018, Cadence Connectivity acquired the net assets of MCP Networks Inc., a provider of a cloud-based home network management platform. The acquisition expanded Cadence Connectivity’s subscriber base and thereby offered sales opportunities of Cadence Connectivity’s SaaS to these subscribers. Cadence Connectivity recorded $122 thousand of customer relationships related to this acquisition in its historical accounts of December 2018. As of December 31, 2022, the Company determined that the intangible asset of customer relationships was impaired as result of the Company’s discontinuation of the ISP business to which these customers are associated and accordingly recorded a $67 thousand impairment, net of accumulated amortization, to sales and marketing expense in the statement of operations. As of December 31, 2021, the Company had no impairment.

Intangible assets consisted of the following at December 31, 2022 and 2021:

	Estimated	As of December 31, 2022			As of December 31, 2021
	Useful	Gross			Gross
	Life	Carrying	Accumulated		Carrying	Accumulated
	(in years)	Amount	Amortization	Net	Amount	Amortization	Net
Customized internal use software	2.5	$230,106	$(207,399)	$22,707	$230,106	$(115,306)	$114,800
Customer relationships	9.0	–	–	–	122,435	(42,477)	79,958
Acquired web domain	5.0	86,732	(36,138)	50,594	86,732	(18,792)	67,940
		$316,838	$(243,537)	$73,301	$439,273	$(176,575)	$262,698

Amortization expense was $122 thousand and $125 thousand in the years ended December 31, 2022 and 2021, respectively.

The estimated annual amortization expense for each of the three succeeding years and thereafter is as follows:

Years ended December 31,
2023	$40,054
2024	17,346
2025	15,901
$73,301

Accrued expenses

Accrued expenses consists of the following:

	December 31,
	2022	2021
Inventory purchases	$24,901	$287,571
Payroll and related benefits	430,358	210,495
Professional fees	290,588	229,597
Royalty costs	1,650,000	1,588,025
Sales allowances	1,226,856	1,958,050
Sales and use tax	113,200	50,916
Other	704,821	955,263
	$4,440,724	$5,279,917

(7) BANK CREDIT LINE AND GOVERNMENT LOANS

Bank Credit Line

On March 12, 2021, the Company terminated its Financing Agreement and entered into a loan and security agreement with Silicon Valley Bank (the “SVB Loan Agreement”). On November 1, 2021, the Company entered into the first amendment to the SVB Loan Agreement (the “First Amendment”). The SVB Loan Agreement, as amended, provides for a revolving facility up to a principal amount of $25.0 million. The borrowing base equals the sum of (a) 85.0 percent of eligible customer receivables, plus (b) the least of (i) 60 percent of the value of eligible inventory (valued at cost), (ii) 85% of the net orderly liquidation value of inventory, and (iii) $6.2 million in each, as determined by SVB from the Company’s most recent borrowing base statement; provided that SVB has the right to decrease the foregoing percentages in its good faith business judgement to mitigate the impact of events, conditions, contingencies, or risks which may adversely affect the collateral or its value.

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

On December 12, 2022, the Company entered into its second Amendment to the SVB Loan Agreement (the “Second Amendment”). The Second Amendment (i) reduced the aggregate amount available under the revolving credit line from $25 million to $10 million, (ii) extends maturity to January 15, 2024, and (iii) provides a waiver for an existing default under the SVB Loan Agreement by virtue of the Company having entered into a Bridge Loan and Security Agreement dated as of November 23, 2022 by and among Borrower and Slingshot Capital, LLC, under which Borrower incurred certain Indebtedness and granted a Lien to Slingshot Capital.

The Company incurred $143 thousand in origination costs in connection with entering into the SVB Loan Agreement. These origination costs were recorded as a debt discount and are being expensed over the remaining term of the facility. Interest expense was $71 thousand and $70 thousand for the years ended December 31, 2022 and 2021, respectively.

As of December 31, 2022, the Company had $4.8 million outstanding, net of origination costs of $30 thousand, under the SVB Loan Agreement, and this credit line had availability of $38 thousand.

The interest rate on the bank credit lines was 8.50% as of December 31, 2022.

On March 10, 2023, Silicon Valley Bank went into receivership with the Federal Deposit Insurance Corporation (FDIC) and is now the Silicon Valley Bridge Bank. The SVB Loan Agreement has been transferred to Silicon Valley Bridge Bank, and the revolving facility remains accessible to the Company. On March 27, 2023, the SVB Loan Agreement was transferred to First-Citizens Bank & Trust Company (“First-Citizens”) upon First-Citizens entered into a purchase and assumption agreement for all deposits and loans of Silicon Valley Bridge Bank.

Covenants

The SVB Loan Agreement includes a minimum interest expense per month of $20 thousand. The First Amendment required the Company to maintain certain levels of minimum adjusted EBITDA, which were tested on the last day of each calendar quarter and measured for the trailing 3-month period ending on the last day of each quarter. The Second Amendment removed the minimum EBITDA covenants.

In addition, pursuant to the SVB Loan Agreement, the Company cannot pay any dividends without the prior written consent of SVB.

Bridge Loan

On November 30, 2022 (the “Effective Date”), the Company and Slingshot Capital, LLC (“Slingshot Capital”) entered into a Bridge Loan Agreement (the “Bridge Loan Agreement”) pursuant to which Slingshot Capital agreed to make available a bridge loan in the principal amount up of up to $1,500,000. In conjunction with the Bridge Loan Agreement, the Company executed a bridge term note (the “Bridge Term Note”) in favor of Slingshot Capital. The Company has drawn down $1,000,000 under the Bridge Loan Agreement. Subject to Slingshot Capital’s sole discretion, the other $500,000 may be drawn by the Company.

Principal amounts borrowed under the Bridge Loan Agreement bear interest for the period from the Effective Date until February 28, 2023 of 8.00% per annum. Unpaid principal after February 28, 2023 bear an interest of 14.00% per annum until paid in full. In the event of default, all outstanding principal and interest shall bear interest at an annual rate of 18%.

In connection with the Bridge Loan Agreement, the Company, Slingshot Capital, and Silicon Valley Bank (the “Senior Lender”) executed a subordination agreement (the “Subordination Agreement”) on November 30, 2022. The Loan Agreement is subordinated to the outstanding indebtedness and obligations under the Company’s senior credit facility. Subject to the Senior Lender’s written consent, the Company shall grant Slingshot Capital a second-priority security interest in all of the Company’s collateral, which shall be subordinated to any and all security interests granted to the Senior Lender and at all times shall be limited to the same collateral granted to the Senior Lender under the senior credit facility.

Principal and interest are not due and payable until the maturity date, which is January 15, 2024, unless the Company’s senior credit facility with the Senior Lender is paid in full in cash on an earlier date.

The Company reimbursed Slingshot Capital $20,000 for its reasonable and documented expenses and fees related to the negotiations, documentation, and execution of the Bridge Loan Agreement, Subordination Agreement, and Bridge Term Note.

Slingshot Capital is owned by the Company’s Chairperson of the Board and a Board of Director, Jeremy Hitchcock and Elizabeth Hitchcock, respectively.

Government Loans

The Company participated in the Coronavirus Aid, Relief, and Economic Security Act and received an aggregate $1,128,000 in unsecured loans under the Small Business Administration Paycheck Protection Program, at a fixed rate of 1% per annum. Under the terms of the loans, the Company received forgiveness of an aggregate $20,000 and $1,048,000 in 2021 and 2020, respectively. The Company repaid $34,000 and $26,000 in 2022 and 2021, respectively. As of December 31, 2022, the Company had no outstanding balances under the loans.

(8) Leases

The Company performs most of the final assembly, testing, packaging, warehousing and distribution at two production and warehouse facilities, totalling approximately 24,000 square feet, in Tijuana, Mexico. In November 2021, the Company entered into operating lease agreements extending each lease through November 30, 2023. Lease payments total approximately $9 thousand per month. Rent expense was $110 thousand and $105 thousand for the years ended December 31, 2022 and 2021, respectively.

In May 2020, the Company signed a two-year lease agreement for 3,218 square feet of office space at 275 Turnpike Executive Park in Canton, MA. The agreement includes a one-time option to cancel the second year of lease with three months advance notice. The location is currently utilized by the Company’s research and development group. Rent expense was $54 thousand and $53 thousand for the year ended December 31, 2022, and 2021, respectively. On December 1, 2021, the Company executed an amendment to extend the lease from June 2022 to May 2024 with monthly payments of approximately $5 thousand.

The Company leases the facility that comprises its headquarters at 848 Elm Street in Manchester, NH. The facility lease agreement was effective from August 1, 2019 to July 31, 2021 and was renewed for a one year extension until July 31, 2022. On July 18, 2022, the lease agreement was amended to a month-to-month lease arrangement and may be terminated by either party with a 60-day notice. The facility lease agreement provides for the lease of 2,656 square feet of office space. Rent expense was $33 thousand and $30 thousand for the years ended December 31, 2022 and 2021, respectively.

The components of lease costs were as follows:

	Years ended December 31,
	2022	2021

Operating lease costs	$181,361	$152,293
Short-term lease costs	29,740	35,604
Total lease costs	$211,101	$187,897

The weighted-average remaining lease term and discount rate were as follows:

	Years ended December 31,
	2022	2021
Operating leases:
Weighted average remaining lease term (years)	1.1	1.7
Weighted average discount rate	4.2%	4.0%

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Years ended December 31,
	2022	2021
Operating cash flow information:
Amounts included in measurement of lease liabilities	$172,730	$145,410
Non-cash activities:
ROU asset obtained in exchange for lease liability	$103,914	$299,821

The maturity of the Company’s operating lease liabilities as of December 31, 2022 were as follows:

Years ended December 31,
2023	$155,379
2024	22,794
Total lease payments	$178,173
Less: imputed interest	(4,693)
Present value of operating lease liabilities	$173,480
Operating lease liabilities, current	$150,968
Operating lease liabilities, noncurrent	$22,512

(9) COMMITMENTS AND CONTINGENCIES

(a) Contingencies

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

In the ordinary course of their business, the Company and its subsidiaries are subject to lawsuits, arbitrations, claims, and other legal proceedings in connection with their business. Some of the legal actions include claims for substantial or unspecified compensatory and/or punitive damages. A substantial adverse judgment or other unfavorable resolution of these matters could have a material adverse effect on the Company’s financial condition, results of operations, and cash flows. Management believes that the Company has adequate legal defences with respect to the legal proceedings to which it is a defendant or respondent and that the outcome of these pending proceedings is not likely to have a material adverse effect on the financial condition, results of operations, or cash flows of the Company. However, the Company is unable to predict the outcome of these matters.

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

In connection with the license agreement, the Company has committed to reserve a certain percentage of wholesale prices for use in advertising, merchandising and promotion of the related products. Additionally, the Company is required to make quarterly royalty payments equal to a certain percentage of the preceding quarter’s net sales with minimum annual royalty payments as follows:

Years ended December 31,
2023	$6,850,000
2024	7,100,000
2025	7,100,000
$21,050,000

Royalty expense under the License Agreement amounted to $6,600,000 and $6,350,000 for the years ended December 31, 2022 and 2021, respectively, and is reported in selling and marketing expense on the accompanying consolidated statements of operations.

(10) STOCKHOLDERS’ EQUITY

In July 2021, the Company’s shareholders voted to increase the number of authorized shares of capital stock to 62,000,000 shares, consisting of 60,000,000 shares of Common Stock and 2,000,000 shares of Preferred Stock (see Note 1).

Preferred Stock

The Company is authorized to issue 2,000,000 shares of preferred stock at $0.01 par value per share. As of December 31, 2022 and 2021, no shares of preferred stock was outstanding.

The Board of Directors may determine the rights, preferences, privileges, qualifications, limitations and restrictions granted or imposed upon any series of preferred stock.

Common Stock

The Company is authorized to issue 60,000,000 shares of common stock at $0.01 par value per share. As of December 31, 2022 and 2021, the Company had 46,949,240 and 45,885,043, respectively, shares of common stock outstanding.

Equity Compensation Plans

In July 2019, the Company terminated the 2009 Stock Option Plan and the 2009 Directors Option Plan (collectively, the “Prior Plans”) and adopted the 2019 Stock Option Plan (the “2019 Stock Options Plan”) and the 2019 Directors Option Plan (the “2019 Directors Option Plan”) (collectively, the “2019 Plans”, and together with the Prior Plans, the “Plans”). The purpose of the 2019 Plans is to provide certain incentive and non-statutory stock options to employees, directors and certain non-employees. As a result, the Company may not grant any additional awards under the Prior Plans. The Prior Plans will continue to govern outstanding stock options previously granted thereunder. The Company has initially reserved 4,000,000 shares and 1,000,000 shares of common stock for issuance of awards under the 2019 Stock Option Plans and the 2019 Directors Option Plan, respectively.

The 2019 Plans authorize grants to purchase shares of authorized but unissued common stock. Stock options can be granted with an exercise price no less than or equal to the stock’s fair market value at the date of grant. All awards have 10-year terms. The 2019 Plans permit incentive stock options, or ISOs and non-qualified stock options, or NSOs. If the stock options are granted to a 10% stockholder, then the exercise price per share may not be less than 110% of the fair market value per share of the Company’s common stock on the grant date. The board of directors sets the fair value and exercise price for the underlying shares at the grant date.

On November 9, 2021, the Company’s Board of Directors approved of the Omnibus Incentive Compensation Plan and Non-Employee Directors Compensation Plan (collectively, the “2021 Equity Plans”) and terminated the 2019 Plans. The purpose of the 2021 Equity Plans is to provide certain incentive and non-statutory stock options, restricted stock, restricted stock units, and stock appreciation rights to employees, directors, and certain non-employees. As a result, the Company may not grant any additional awards under the 2019 Plans. The Prior Plans and the 2019 Plans will continue to govern outstanding stock options previously granted thereunder. The Company has initially reserved 3,000,000 shares and 1,250,000 shares of common stock for issuance of awards under the Omnibus Incentive Compensation Plan and Non-Employee Directors Compensation Plan, respectively. On June 9, 2022, the 2021 Equity Plans were approved by the Company’s shareholders.

Stock Option Activity

Stock option activity under Stock Option Plans was as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Outstanding	exercise	contractual	Intrinsic
	Options	price	term	Value
Outstanding at December 31, 2020	3,098,163	$1.16	3.00	$2.43
Granted	716,258	3.48	—	—
Exercised	(814,005)	1.45	—	—
Forfeited	(635,842)	2.28	—	—
Outstanding at December 31, 2021	2,364,574	$1.47	2.80	$0.42
Granted	–	—	—	—
Exercised	(430,815)	0.55	—	—
Forfeited	(960,591)	1.47	—	—
Outstanding at December 31, 2022	973,168	$1.87	2.20	$—
Exercisable at December 31, 2022	697,884	$1.57	1.90	$—

There were no options granted during 2022 under the stock option plan. The weighted average grant date fair value of options granted was $2.00 per share during the year ended December 31, 2021. The total intrinsic value of options exercised during the years ended December 31, 2022 and 2021 was $140 thousand and $1.3 million, respectively. The intrinsic value is the difference between the estimated fair value of the Company’s common stock at the time of exercise and the exercise price of the stock option.

The total fair value of options that vested during the years ended December 31, 2022 and 2021 was $710 thousand and $1.0 million, respectively. As of December 31, 2022, the total unrecognized stock-based compensation expense related to the stock options was $536 thousand, which will be recognized over a weighted-average period of approximately 2.1 years.

Stock-based Valuation Assumptions

The following ranges of assumptions were used to value options with service-based vesting granted to employees:

	Years ended December 31,
	2022	2021

Expected term (in years)	-	4.04
Expected volatility	-	42.8% - 75.8%
Risk-free interest rate	-	0.3% - 1.2%
Dividend yield	-	0%

*	During 2022 there were no stock options granted

Restricted Stock Units

During 2022, the Company granted 851,992 RSUs with a total fair value of $523 thousand under the 2021 Equity Plans. As of December 31, 2022, there were 633,282 RSUs vested with a fair value of $203 thousand. The Company recorded $692 thousand in stock-based compensation expense for the year ended December 31, 2022. As of December 31, 2022, the total unrecognized stock-based compensation expense was $739 thousand, which will be recognized over a weighted-average period of approximately 3.1 years.

A summary of plan activity for the 2021 Equity Plans is as follows:

		Weighted
		Average
	Units	Grant Date Fair value
Unvested at December 31, 2020	*	$ *
Granted	1,223,893	1.24
Vested	–	–
Forfeited	–	–
Unvested at December 31, 2021	1,223,893	$1.24
Granted	851,992	0.62
Vested	(633,282)	0.84
Forfeited	(329,726)	1.39
Unvested at December 31, 2022	1,112,877	$0.95

*	There was no RSU plan prior to 2021

Stock-based Compensation Expense

The following table sets forth stock-based compensation expense included in the Company’s consolidated statements of operations:

	Years ended December 31,
	2022	2021

Cost of goods sold	$79,498	$81,983
Sales and marketing	201,373	342,337
General and administrative	456,970	184,490
Research and development	432,754	388,127
Total stock-based compensation expense	$1,170,595	$996,937

(11) INCOME TAXES

Income tax expense consists of:

	Current	Deferred	Total
Year Ended December 31, 2021:
U.S. Federal	$—	$—	$—
State and local	32,069	—	32,069
Foreign	31,704	—	31,704
	$63,773	$—	$63,773
Year Ended December 31, 2022:
U.S. Federal	$—	$—	$—
State and local	59,846	—	59,846
Foreign	52,502	—	52,502
	$112,348	$—	$112,348

The principal components of deferred tax assets, net, were as follows at December 31:

	2022	2021
Deferred income tax assets:
Capitalized research and development	$1,234,710	$—
Inventories	889,821	566,403
Accounts receivable	357,920	484,728
Accrued expenses	266,665	45,522
Net operating loss and tax credit carry forwards	14,742,578	15,195,123
Plant and equipment	39,311	60,059
Stock compensation	120,661	65,014
Other – interest expense	187,990	74,931
Total deferred income tax assets	17,839,656	16,491,780
Valuation allowance	(17,839,656)	(16,491,780)
Net deferred tax assets	$—	$—

As of December 31, 2022, the Company had Federal net operating loss carry forwards of approximately $60.6 million which are available to offset future taxable income. They are due to expire in varying amounts from 2023 to 2040. Federal net operating losses occurring after December 31, 2017, of approximated $22.1 million may be carried forward indefinitely. As of December 31, 2022, the Company had state net operating loss carry forwards of approximately $29.8 million which are available to offset future taxable income. They are due to expire in varying amounts from 2033 through 2040. A valuation allowance has been established for the full amount of net deferred income tax assets as management has concluded that it is more-likely than-not that the benefits from such assets will not be realized. The total valuation allowance increased by $1.3 million from December 31, 2021 to December 31, 2022.

The Federal and state NOLs may be subject to certain limitations under Section 382 of the Internal Revenue Code, which could significantly restrict the Company’s ability to use the NOLs to offset taxable income in subsequent years.

As result of changes made by the Tax Cuts and Jobs Act of 2017, that became effective as of January 1, 2022, the company is now required to capitalize for tax purposes certain research and development expenses and amortize domestic expenses over a 5 year period and foreign expenses over a 15 year period, resulting in a deferred tax asset for the capitalized amounts as reflected in the above table.

The following is a reconciliation of the statutory Federal income tax rate to the actual effective income tax rate for continuing operations:

	2022	2021
Federal tax (benefit) rate	21%	20%
Increase (decrease) in taxes resulting from:
State income taxes	1	(2)
Change in valuation allowance	(9)	(5)
Expiration of NOLs	(13)	—
Expiration of stock options	(1)	(14)
Permanent differences	(1)	(4)
Changes in Federal and state rates	1	3
Effective income tax rate	(1)%	(2)%

The Company reviews annually the guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold. At December 31, 2022 and 2021, the Company did not have any material uncertain tax positions. No interest and penalties related to uncertain tax positions were accrued at December 31, 2022 and 2021.

The Company files income tax returns in the U.S., India, and Mexico. Tax years subsequent to 2016 remain subject to examination for both U.S. Federal and state tax reporting purposes. Tax years subsequent to 2015 remain subject to examination for Mexico tax reporting purposes. The foreign income tax reported represents tax on operations for the Company that is located in a special economic zone in Mexico. Other than the Mexico facility, the Company has an India operation and has no other operations in a foreign location. The India operation had no tax obligations as of December 31, 2022.

(12) RETIREMENT PLAN

The Company sponsors a 401(k) retirement savings plan for employees. On February 1, 2021, the Cadence Connectivity 401(k) Plan merged into the Minim 401(k) Plan. Effective January 1, 2022, the Company increased the Company match to an amount not to exceed 3% of an employee’s contribution. Employees could contribute to the 401(k) up to 100% of their wages with a maximum of $20,500 for 2022. Under the Economic Growth and Tax Relief Reconciliation Act, employees who are age 50 or older could contribute an additional $6,500 per year for a maximum of $27,000 for 2022. Contributions by the employees are invested in one or more funds at the direction of the employee; however, employee contributions cannot be invested in Company stock. Contributions by the Company are made in accordance with the investment elections made by each participant for his or her deferral contributions. The matching contribution is applied to the employee accounts after each payroll. In the year ended December 31, 2021, the Company matched 25% of an employee’s contribution, up to a maximum of $350 per employee per year. The Company matching contributions charged to expense were $179 thousand and $23 thousand in the years ended December 31, 2022, and 2021, respectively.

(13) RELATED PARTY TRANSACTIONS

The Company leases office space located at 848 Elm Street, Manchester, NH. The landlord is an affiliate entity owned by Mr. Hitchcock. The two-year facility lease agreement was effective from August 1, 2019, to July 31, 2021 and was extended to July 31, 2022. On July 18, 2022, the lease agreement was amended to a month-to-month lease arrangement and may be terminated by either party with a 60-day notice. The facility lease agreement provides for 2,656 square feet. For the twelve-months period ended December 31, 2022 and 2021, the rent expense was $33 thousand and $30 thousand, respectively.

On November 30, 2022, the Company and Slingshot Capital, LLC (“Slingshot Capital”) entered into a Bridge Loan Agreement (the “Bridge Loan Agreement”) pursuant to which Slingshot Capital agreed to make available a bridge loan in the principal amount up of up to $1,500,000. The Company has drawn down $1,000,000 under the Bridge Loan Agreement. Subject to Slingshot Capital’s sole discretion, the other $500,000 may be drawn by the Company.

Slingshot Capital is owned by the Company’s Chairperson of the Board and a Board of Director, Jeremy Hitchcock and Elizabeth Hitchcock, respectively.

(14) SUBSEQUENT EVENTS

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The Company evaluated all subsequent events and determined that there are no material recognized or unrecognized subsequent events requiring disclosure, except as described below.

Silicon Valley Bank (“SVB”) was closed on March 10, 2023, by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. To protect depositors, the FDIC transferred all the deposits and substantially all of the assets of SVB to Silicon Valley Bridge Bank, N.A. (Bridge), a newly formed bridge bank that will be operated by the FDIC as it markets the institution to potential bidders. On March 12, 2023, the Department of the Treasury, Federal Reserve, and FDIC (collectively, the Agencies) announced that they were invoking the Systemic Risk Exception to the Federal Deposit Insurance Act to permit the FDIC to take action to fully protect all depositors of SVB, regardless of their deposit insurance coverage. In addition, the Agencies also announced that SVB depositors would have access to all their money starting March 13, 2023, with the revolving facility still accessible to the Company.

As of March 10, 2023, the Company had approximately $1 million of cash and restricted cash on deposit with SVB, which represents approximately 100% of the Company’s total cash and cash equivalents as of December 31, 2022. The Company also had an outstanding line-of-credit facility with SVB with a maximum borrowing limit of $10.0 million, of which approximately $4.8 million was drawn as of December 31, 2022. Immediately prior to SVB’s closure on March 10, 2023, the Company had drawn $4.4 million and $4 thousand was available under the credit facility. As a result, the Company is working to identify replacement lenders for this credit facility, which may be at less favorable terms, including higher interest rates and costs and more stringent financial and operating covenants due to investor concerns regarding the U.S. financial system. These factors may make it more challenging for the Company to acquire financing on acceptable terms or at all.

Reverse Stock Split

On March 30, 2023, the Board of Directors of Minim, Inc. approved a 1-for-25 reverse split of the Company’s common stock to be effected through an amendment to the Company’s Restated Certificate of Incorporation (the “Amendment”). The Amendment will not effect the number of shares of authorized common stock.

The reverse stock split was subject to shareholder approval at a Special Shareholders Meeting (the “Special Meeting”), which took place on March 28, 2023. A majority of shareholders voted in favor of the reverse stock split. The Company’s definitive proxy statement relating to the Special Meeting filed on March 14, 2023, includes additional details regarding the Amendment.

The reverse stock split is expected to begin on a split-adjusted basis in April 2023 as the Company works with Regulatory authorities to proceed.

All of the Company’s historical shares and per share information related to issued and outstanding common stock and outstanding equity awards exercisable into common stock in these consolidated financial statements will be adjusted, on a retroactive basis, to reflect the reverse stock split in quarter ending March 31, 2023.

The following unaudited pro forma selected financial information reflects the impact of the reverse stock split had the effective date of the reverse stock been as of December 31, 2022. The pro forma results have been prepared for comparative purposes only and are not intended to be a projection of future operating results.

	As reported for the year ended December 31, 2022	Effect of the Reverse Stock Split as of December 31, 2022 (Pro Forma, Unaudited)
Authorized shares of common stock	60,000,000	60,000,000
Common stock issued and outstanding	46,949,240	1,877,970
Basic and diluted net loss per share	$(0.34)	$(8.38)
Weighted average shares common and common equivalent shares
Basic and diluted	46,399,137	1,855,965

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

As of December 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to the existence of a material weakness in our internal control over financial reporting, described below, our disclosure controls and procedures were not effective as of the end of the period covered by this report in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Judgments by management are also required in evaluating the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that as of December 31, 2022 that the Company did not have properly designed internal controls over timely preparation and independent review of account analyses, account summaries and account reconciliations. These internal control failures resulted in material adjustments required to properly state expense, inventory, deferred revenue, accrued expenses, accounts receivables, and revenues as of and for the year ending December 31, 2022. Our management reviewed the results of their assessment with our Board of Directors.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We identified a material weakness with failure to perform adequate independent reviews and maintain effective controls related to timely preparation of account summaries and reconciliations in the areas of expenses, inventory, deferred revenue, accrued expenses, accounts receivables, and revenues. This material weakness could result in the Company incorrectly reporting its consolidated balance sheets, consolidated statement of operations, stockholder’s equity, and consolidated statements of cash flows.

To remediate the material weakness described above, the Company is instituting reporting enhancements within its accounting system, standardized and timely account reconciliations, and independent and regular reviews by the finance department to ensure the Company records are complete and accurate. In addition, the Company will hire an additional resource to provide additional oversight in the reviews and completion of timely analysis and reconciliations. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed before the end of 2023.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to an exemption from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

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

Changes in Internal Control over Financial Reporting

The Company reported a material weakness in its internal control over financial reporting as set forth in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2021, filed with the Securities and Exchange Commission on August 19, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses related to inadequate independent reviews and timely preparation of account summaries and reconciliations in the area of inventory, timely applying correct costs to customer return inventory, and reserve adequately for customer returned inventory. These material weaknesses could result in the Company incorrectly reporting its inventory and costs of goods sold.

Upon identifying the individual control deficiencies, the Company’s management implemented remedial actions to address these control deficiencies. During 2022, we have successfully completed implementation of these remedial actions related to the timely application of costs to customer return inventory and applying reserves adequately for customer returned inventory.

Other than the above, there have been no significant changes in our internal controls over financial reporting that occurred during the fiscal year ended December 31, 2022 that have materially or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this part is hereby incorporated by reference from our definitive proxy statement for our 2023 annual meeting of stockholders which will be filed with the SEC within 120 days after the close of our fiscal year.

ITEM 11 - EXECUTIVE COMPENSATION

Information required by this part is hereby incorporated by reference from our definitive proxy statement for our 2023 annual meeting of stockholders which will be filed with the SEC within 120 days after the close of our fiscal year.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this part is hereby incorporated by reference from our definitive proxy statement for our 2023 annual meeting of stockholders which will be filed with the SEC within 120 days after the close of our fiscal year.

ITEM 13 – CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this part is hereby incorporated by reference from our definitive proxy statement for our 2023 annual meeting of stockholders which will be filed with the SEC within 120 days after the close of our fiscal year.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this part is hereby incorporated by reference from our definitive proxy statement for our 2023 annual meeting of stockholders which will be filed with the SEC within 120 days after the close of our fiscal year.

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

(a) (3). Exhibits.

The following is a list of exhibits:

ITEM 15 – EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES *

(a)		Consolidated Financial Statements, Schedules and Exhibits:

	(1), (2)	The Consolidated Financial Statements and required schedules are indexed on page F-1.

	(3)	Exhibits required by the Exhibit Table of Item 601 of SEC Regulation S-K. (Exhibit numbers refer to numbers in the Exhibit Table of Item 601.)

	2.1	Separation and Distribution Agreement by and between Zoom Technologies, Inc. and the Company (incorporated by reference to Annex B of the Preliminary Proxy Statement filed by Zoom Technologies, Inc. on May 13, 2009).*

	2.2	Agreement and Plan of Merger, dated as of November 12, 2020, by and among the Company, Elm Acquisition Sub, Inc., Zoom Connectivity, Inc. and the Representative named therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on November 13, 2020).*

	3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed by the Company on September 4, 2009).*

	3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on November 18, 2015).*

	3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by the Company on November 18, 2015).*

	3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on July 30, 2019).*

	3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on June 4, 2021).*

	3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by the Company on June 4, 2021).*

	3.7	Certificate of Correction of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K/A filed by the Company on June 30, 2021).*

	3.8	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on July 23, 2021).*

	3.9	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on June 30, 2021).*

	3.10	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Form 8-K filed by the Company on March 31, 2023).*

	4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Form S-1 filed by the Company on July 26, 2021).*

	10.1	License Agreement, dated as of May 13, 2015, by and between the Company and Motorola Mobility LLC (incorporated by reference to Exhibit 10.3 to the Form 10-Q/A filed by the Company on December 6, 2016).*†

	10.2	Amendment to License Agreement, dated as of August 16, 2016, by and between the Company and Motorola Mobility LLC (incorporated by reference to Exhibit 10.4 to the Form 10-Q/A filed by the Company on December 6, 2016).*†

	10.3	Amendment to License Agreement, dated as of August 21, 2017, by and between the Company and Motorola Mobility LLC (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by the Company on November 9, 2017).*†

10.4	Amendment to License Agreement, dated as of March 27, 2020, by and between the Company and Motorola Mobility LLC (incorporated by reference to Exhibit 10.19 to the Form 10-K/A filed by the Company on April 29, 2020).*††

10.5	Stock Purchase Agreement, dated as of May 3, 2019, by and between the Company and the Investors listed therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on May 6, 2019).*

10.6	License Agreement, dated as of March 27, 2020, by and between the Company, MTRLC LLC and Motorola Mobility LLC (incorporated by reference to Exhibit 10.19 to the Form 10-K/A filed by the Company on April 29, 2020).*††

10.7	Stock Purchase Agreement, dated as of May 26, 2020, by and between the Company and the Investors listed therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on May 27, 2020).*

10.8	Standstill and Voting Agreement, dated as of October 9, 2020, by and among the Company, Zulu Holdings LLC and Jeremy P. Hitchcock (incorporated by reference to Exhibit 99.1 to the Form 8-K filed by the Company on October 13, 2020).*

10.9	Employment Agreement, dated as of May 22, 2019, by and between Zoom Connectivity, Inc. and Graham Chynoweth (incorporated by reference to Exhibit 10.28 to the Form 10-K/A filed by the Company on April 30, 2021).*+

10.10	Assignment and Amendment of Employment Agreement, dated as of December 4, 2020, by and among Graham Chynoweth, the Company and Zoom Connectivity, Inc. (incorporated by reference to Exhibit 10.27 to the Form 10-K/A filed by the Company on April 30, 2021).*+

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

10.15	Employment Agreement, dated as of March 2, 2022, by and between the Company and John Lauten (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on March 4, 2022).*+

10.16	Employment Agreement, dated as of March 21, 2022, by and between the Company and Mehul Patel (incorporated by reference to Exhibit 10.1 to the Form 8-K/A filed by the Company on March 24, 2022).*+

10.17	Transition and Separation Agreement, dated July 8, 2022, between Minim, Inc. and Nicole Hayward Zheng. *+

10.18	Amendment to Employment Agreement, dated August 15, 2022, between Minim, Inc. and Mehul Patel.*+

10.19	Executive Employment Agreement, dated August 15, 2022, between Minim, Inc. and Dustin Tacker.*+

10.20	Transition and Separation Agreement, dated August 15, 2022, between Minim, Inc. and Gray Chynoweth.*+

10.21	Separation Agreement, dated August 15, 2022, between Minim, Inc. and John Lauten.*+

10.22	Form of Severance Agreement (incorporated by reference to Exhibit 10.1 of to the Form 8-K/A filed by the Company on October 27, 2021).*+

10.23	Minim, Inc. 2021 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on November 16, 2021).*+

10.24	Minim, Inc. 2021 Non-Employee Directors Compensation Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on November 16, 2021).*+

10.25	Form of Executive Officer Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on November 16, 2021).*+

10.26	Form of Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Company on November 16, 2021).*+

10.27	Inducement Award Agreement for Restricted Stock Units, by and between the Company and Bill Wallace, dated as of December 6, 2021 (incorporated by reference to Exhibit 99.1 to the Form S-8 filed by the Company on December 16, 2021).* +

10.28	Minim, Inc. 2019 Stock Option Plan (incorporated by reference to Appendix D to the Definitive Proxy Statement filed by the Company on May 28, 2019).*+

10.29	Minim, Inc. 2019 Directors Stock Option Plan (incorporated by reference to Appendix C to the Definitive Proxy Statement filed by the Company on May 28, 2019).*+

10.30	Loan and Security Agreement, dated as of March 12, 2021, by and between the Company and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on March 15, 2021).*

10.31	First Amendment to Loan and Security Agreement, dated as of November 1, 2021, by and among Silicon Valley Bank, the Company and Zoom Connectivity, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on November 2, 2021).*

10.32	Waiver and Second Amendment to Loan and Security Agreement, dated December 12, 2022, by and among Silicon Valley Bank, Minim, Inc, and Cadence Connectivity, Inc

10.33	Bridge Loan, dated as of November 30, 2022, by and among Minim, Inc., Cadence Connectivity, Inc., and Slingshot Capital, LLC.

10.34	Bridge Term Note, dated as of November 30, 2022, by and among Minim Inc., Cadence Connectivity, Inc., and Slingshot Capital, LLC.

10.35	Subordination Agreement, dated as of November 30, 2022, by and among Minim, Inc., Cadence Connectivity, Inc., Slingshot Capital, LLC, and Silicon Valley.

10.36	Form of Underwriting Agreement (incorporated by reference to Exhibit 1.1 of Amendment No. 1 to Form S-1 filed by the Company on July 26, 2021).*

10.37	Trademark Acquisition Agreement, dated as of August 11, 2021, by and between the Company and Zoom Video Communications, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on August 16, 2021).*†

10.38	Settlement Agreement, dated as of August 20, 2021, by and among the Company, Jeremy Hitchcock and Eric Griffith (incorporated by reference to Exhibit 99.2 of Amendment No. 14 to Schedule 13D filed on August 20, 2021).*

21.1	Subsidiaries.**

23.1	Consent of Independent Registered Public Accounting Firm (RSM US LLP).**

31.1	CEO Rule 13a-14(a)/15d-14(a) Certification.**

31.2	CFO Rule 13a-14(a)/15d-14(a) Certification.**

32.1	CEO Section 1350 Certification.**†††

32.2	CFO Section 1350 Certification.**†††

101.INS	Inline XBRL Instance Document.**

101.SCH	Inline XBRL Taxonomy Extension Schema Document.**

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.**

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).**

*	In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

**	Filed herewith.

+	Management contract or compensatory plan, contract or arrangement.

†	Confidential portions of this exhibit have been redacted and filed separately with the SEC pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

††	Certain confidential portions of this exhibit were omitted because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

†††	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINIM, INC.
(Registrant)

Date: March 31, 2023	By:	/s/ Mehul Patel
Mehul Patel,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mehul Patel	Chief Executive Officer	March 31, 2023
Mehul Patel	(principal executive officer)

/s/ Dustin Tacker	Chief Financial Officer	March 31, 2023
Dustin Tacker	(principal financial and accounting officer)

/s/ Jeremy Hitchcock	Chairman of the Board	March 31, 2023
Jeremy Hitchcock

/s/ Patrick Rivard	Director	March 31, 2023
Patrick Rivard

/s/ Philip Frank	Director	March 31, 2023
Philip Frank

/s/ Elizabeth Hitchcock	Director	March 31, 2023
Elizabeth Hitchcock

/s/ Sandra Howe	Director	March 31, 2023
Sandra Howe

/s/ George Kassas	Director	March 31, 2023
George Kassas

