Form 10-Q
period 2023-03-31
MINIM, INC.
filed 2023-11-13
CIK 1467761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of November 9, 2023, was 1,898,468 shares.

MINIM, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MINIM, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2023 (Unaudited)	December 31, 2022

ASSETS
Current assets
Cash and cash equivalents	$802,090	$530,110
Restricted cash	500,000	500,000
Accounts receivable, net of allowance of doubtful accounts of $209,710 and $138,331 as of March 31, 2023 and December 31, 2022, respectively	3,194,760	2,758,406
Inventories, net	22,766,496	25,415,206
Prepaid expenses and other current assets	441,971	360,735
Total current assets	27,705,317	29,564,457

Equipment, net	552,190	636,973
Operating lease right-of-use assets, net	134,071	173,480
Intangible assets, net	46,256	73,301
Other assets	514,240	511,795
Total assets	$28,952,074	$30,960,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank credit line	$3,828,380	$4,758,663
Accounts payable	5,336,178	2,837,191
Current maturities of bridge loan agreement	1,000,000	1,000,000
Current maturities of operating lease liabilities	125,010	150,968
Accrued expenses	4,729,053	4,440,724
Deferred revenue, current	629,691	633,542
Total current liabilities	15,648,312	13,821,088

Operating lease liabilities, less current maturities	9,061	22,512
Deferred revenue, noncurrent	896,990	771,738
Total liabilities	16,554,363	14,615,338

Commitments and Contingencies (Note 7)

Stockholders’ equity
Preferred Stock, authorized: 2,000,000 shares at $0.01 par value; 0 shares issued and outstanding	—	—
Common Stock, authorized: 60,000,000 shares at $0.01 par value; issued and outstanding: 1,887,535 shares at March 31, 2023 and 1,877,970 shares at December 31, 2022 respectively	471,883	469,492
Additional paid-in capital	90,831,139	90,710,030
Accumulated deficit	(78,905,311)	(74,834,854)
Total stockholders’ equity	12,397,711	16,344,668
Total liabilities and stockholders’ equity	$28,952,074	$30,960,006

See accompanying notes to condensed consolidated financial statements.

MINIM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Net sales	$10,751,785	$13,299,255
Cost of goods sold	8,142,580	9,108,018
Gross profit	2,609,205	4,191,237

Operating expenses:
Selling and marketing	3,723,812	3,652,026
General and administrative	1,326,464	1,451,032
Research and development	1,484,399	1,542,582
Total operating expenses	6,534,675	6,645,640
Operating loss	(3,925,470)	(2,454,403)

Other expense:
Interest expense, net	144,987	78,097
Total other expense	144,987	78,097

Loss before income taxes	(4,070,457)	(2,532,500)

Income tax provision	—	6,000
Net loss	$(4,070,457)	$(2,538,500)

Basic and diluted net loss per share	$(2.16)	$(1.38)

Weighted average common and common equivalent shares: Basic and diluted	1,880,185	1,840,129

See accompanying notes to condensed consolidated financial statements.

MINIM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

For the three months ended March 31, 2023

	Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2022	1,877,970	$469,492	$90,710,030	$(74,834,854)	$16,344,668

Net loss	—	—	—	(4,070,457)	(4,070,457)
Common stock issued for vested restricted units	9,565	2,391	(2,391)	—	—
Stock-based compensation	—	—	123,500	—	123,500
Balance at March 31, 2023	1,887,535	$471,883	$90,831,139	$(78,905,311)	$12,397,711

For the three months ended March 31, 2022

	Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2021	1,835,402	$458,850	$89,313,273	$(60,673,683)	$29,098,440

Net loss	—	—	—	(2,538,500)	(2,538,500)
Stock option exercises	7,231	1,807	97,362	—	99,169
Stock-based compensation	—	—	562,875	—	562,875
Balance at March 31, 2022	1,842,633	$460,657	$89,973,510	$(63,212,183)	$27,221,984

See accompanying notes to condensed consolidated financial statements.

MINIM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows used in operating activities:
Net loss	$(4,070,457)	$(2,538,500)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	229,423	130,727
Amortization of right-of-use assets	39,409	45,805
Amortization of debt issuance costs	15,188	17,605
Amortization of sales contract costs	—	9,605
Stock based compensation	123,500	562,875
Provision for accounts receivable allowances	71,379	9,714
Provision for inventory reserves	—	40,266

Changes in operating assets and liabilities:
Accounts receivable	(507,733)	(331,313)
Inventories	2,648,710	2,505,790
Prepaid expenses and other current assets	(81,248)	(53,489)
Other assets	8,410	17,778
Accounts payable	2,498,991	(4,179,887)
Accrued expenses	288,307	(600,100)
Deferred revenue	121,401	97,276
Operating lease liabilities	(39,409)	(46,208)
Net cash provided by (used in) operating activities	1,345,871	(4,312,056)

Cash flows from investing activities:
Purchases of equipment	(6,330)	(115,103)
Certification costs capitalized	(122,120)	(156,300)
Net cash used in investing activities	(128,450)	(271,403)

Cash flows from financing activities:
Net proceeds from the bank credit line	945,441	1,989,222
Repayment of government loan	—	(26,506)
Proceeds from stock option exercises	—	99,169
Net cash provided by financing activities	945,441	2,061,885

Net increase (decrease) in cash and cash equivalents	271,980	(2,521,574)
Cash, cash equivalents, and restricted cash - Beginning	1,030,110	13,070,445

Cash, cash equivalents, and restricted cash - Ending	$1,302,090	$10,548,871

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$103,950	$78,331
Income taxes	$—	$6,000

Cash is reported on the condensed consolidated statements of cash flows as follows:

Cash and cash equivalents	$802,090	$10,048,871
Restricted cash	500,000	500,000
Total cash, cash equivalents and restricted cash	$1,302,090	$10,548,871

See accompanying notes to condensed consolidated financial statements.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (“GAAP”) can be condensed or omitted. In the opinion of management, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position and operating results. All intercompany balances and transactions have been eliminated in consolidation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The results of the Company’s operations can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year or any future periods.

Certain prior year amounts have been reclassified to conform to the current year presentation. None of the reclassifications impacted the condensed consolidated statements of operations for the three- month period ended March 31, 2023.

On April 17, 2023, the Company effected a 25:1 reverse stock split for each share of common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split.

Liquidity

The Company’s operations have historically been financed through the issuance of common stock and borrowings. Since inception, the Company has incurred significant losses and negative cash flows from operations. During the three months ended March 31, 2023, the Company incurred a net loss of $4.0 million and had positive cash flows from operating activities of $1.3 million. As of March 31, 2023, the Company had an accumulated deficit of $78.9 million and cash and cash equivalents of $0.8 million. The Company implemented cost reduction plans to align its cost structure to its sales and increase its liquidity. The Company will continue to monitor its cost in relation to its sales and adjust its cost structure accordingly. The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern. The Company believes it does not have sufficient resources through its cash and cash equivalents, other working capital and borrowings under its SVB line-of-credit to continue as a going concern through at least one year from the issuance of these financial statements.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2022. The Company’s significant accounting policies did not change during the three months ended March 31, 2023.

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

Contract costs

The Company recognizes the incremental costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year. The Company has determined that certain sales commissions meet the requirements to be capitalized, and the Company amortizes these costs on a consistent basis with the pattern of transfer of the goods and services in the contract. Total capitalized costs to obtain a contract were immaterial during the periods presented and are included in other current and long-term assets on our condensed consolidated balance sheets.

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

The following table reflects the contract balances as of the periods ended:

	March 31,	December 31,
	2023	2022

Deferred revenue, current	$629,691	$633,542
Deferred revenue, noncurrent	$896,990	$771,738

During the three months ended March 31, 2023, the change in contract balances was as follows:

Balance at December 31, 2022	$1,405,280
Billings	296,264
Revenue recognized	(174,863)
Balance at March 31, 2023	$1,526,681

Disaggregation of Revenue

The following table sets forth our revenues by distribution channel:

	Three Months Ended March 31,
	2023	2022
Retailers	$10,281,349	$12,341,289
Distributors	44,964	307,207
Other	425,472	650,759
	$10,751,785	$13,299,255

The following table sets forth our revenues by product:

	Three Months Ended March 31,
	2023	2022
Cable modems & gateways	$10,574,055	$12,883,047
Other networking products	91,631	272,566
SaaS	86,099	143,642
	$10,751,785	$13,299,255

(4) BALANCE SHEET COMPONENTS

Inventories

Inventories, net consists of the following:

	March 31, 2023	December 31, 2022
Materials	$346,926	$397,133
Work in process	5,189,184	5,842,251
Finished goods	17,230,386	19,175,822
	$22,766,496	$25,415,206

Finished goods includes consigned inventory held by our customers of $3.6 million and $4.2 million at March 31, 2023 and December 31, 2022, respectively, and includes $0 in-transit inventory at March 31, 2023 and December 31, 2022, respectively. The Company reviews inventory for obsolete and slow-moving products each quarter and makes provisions based on its estimate of the probability that the material will not be consumed or that it will be sold below cost. The inventory reserves were $2.5 million and $2.5 million as of March 31, 2023 and December 31, 2022, respectively.

Accrued expenses

Accrued expenses consist of the following:

	March 31, 2023	December 31, 2022
Inventory purchases	$27,004	$24,901
Payroll & related benefits	510,538	430,358
Professional fees	214,019	290,588
Royalty costs	1,712,500	1,650,000
Sales allowances	1,453,797	1,226,856
Sales and use tax	116,992	113,200
Other	694,203	704,821
	$4,729,053	$4,440,724

(5) BANK CREDIT LINES AND GOVERNMENT LOANS

Bank Credit Line

On March 12, 2021, the Company terminated its Financing Agreement and entered into a loan and security agreement with Silicon Valley Bank (the “SVB Loan Agreement”). On November 1, 2021, the Company entered into the first amendment to the SVB Loan Agreement (the “First Amendment”). The SVB Loan Agreement, as amended, provides for a revolving facility up to a principal amount of $25.0 million. The borrowing base equals the sum of (a) 85.0 percent of eligible customer receivables, plus (b) the least of (i) 60 percent of the value of eligible inventory (valued at cost), (ii) 85% of the net orderly liquidation value of inventory, and (iii) $6.2 million in each, as determined by SVB from the Company’s most recent borrowing base statement; provided that SVB has the right to decrease the foregoing percentages in its good faith business judgment to mitigate the impact of events, conditions, contingencies, or risks which may adversely affect the collateral or its value.

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

The Company incurred $143 thousand in origination costs in connection with entering into the SVB Loan Agreement. These origination costs were recorded as a debt discount and are being expensed over the remaining term of the facility. Amortization of debt issuance costs was $15 thousand and $18 thousand for the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, the Company had $3.8 million outstanding, net of origination costs of $15 thousand, under the SVB Loan Agreement, and this credit line had availability of $395 thousand.

The interest rate on the bank credit lines was 9.00% as of March 31, 2023.

On March 10, 2023, Silicon Valley Bank went into receivership with the Federal Deposit Insurance Corporation (FDIC) and is now the Silicon Valley Bridge Bank. The SVB Loan Agreement has been transferred to Silicon Valley Bridge Bank, and the revolving facility remains accessible to the Company. On March 27, 2023, the SVB Loan Agreement was transferred to First-Citizens Bank & Trust Company (“First-Citizens”) upon which First-Citizens entered into a purchase and assumption agreement for all deposits and loans of Silicon Valley Bridge Bank. The Company has had no business service interruptions or funding issues due to the bank transfer.

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

Principal and interest are not due and payable until the maturity date, which is January 15, 2024, unless the Company’s senior credit facility with the Senior Lender is paid in full in cash on an earlier date. As of March 31, 2023, the accrued interest is $33 thousand and is included in accrued expenses in the condensed consolidated balance sheet.

The Company reimbursed Slingshot Capital $20,000 for its reasonable and documented expenses and fees related to the negotiations, documentation, and execution of the Bridge Loan Agreement, Subordination Agreement, and Bridge Term Note.

Slingshot Capital is owned by the Company’s Chairperson of the Board and a Board of Director, Jeremy Hitchcock and Elizabeth Hitchcock, respectively.

Government Loans

During 2020, the Company participated in the Coronavirus Aid, Relief, and Economic Security Act and received an aggregate $1,128,000 in unsecured loans under the Small Business Administration Paycheck Protection Program, at a fixed rate of 1% per annum. Under the terms of the loans, the Company received forgiveness of an aggregate $1,068,000. The Company repaid $30,000 during the three months ended March 31, 2022 and had $4,000 of an outstanding balance as of March 31, 2022. The Company fully repaid the remaining $4,000 balance as of April 30, 2022. As of March 31, 2023, the Company had no outstanding balances under the government loans.

(6) Leases

The Company has entered into agreements to lease its warehouses and distribution centers and certain office space under operating leases. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. Right-of-use (“ROU”) assets and lease liabilities are recorded on the balance sheet for all leases, except leases with an initial term of 12 months or less.

The components of lease costs were as follows:

	Three Months ended March 31,
	2023	2022

Operating lease costs	$40,253	$48,231
Short-term lease costs	8,900	—
Total lease costs	$49,153	$48,231

The weighted-average remaining lease term and discount rate were as follows:

	Period Ended March 31,
	2023	2022
Operating leases:
Weighted average remaining lease term (years)	0.9	1.5
Weighted average discount rate	3.8%	5.6%

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Three Months ended March 31,
	2023	2022
Operating cash flow information:
Amounts included in measurement of lease liabilities	$41,132	$48,632
Non-cash activities:
ROU asset obtained in exchange for lease liability	$—	$—

The maturity of the Company’s operating lease liabilities as of March 31, 2023 were as follows:

Years ended December 31,
2023 (remainder)	$114,247
2024	22,794
Total lease payments	$137,041
Less: imputed interest	(2,970)
Present value of operating lease liabilities	$134,071
Operating lease liabilities, current	$125,010
Operating lease liabilities, noncurrent	$9,061

(7) COMMITMENTS AND CONTINGENCIES

(a) Commitments

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

In connection with the License Agreement, the Company has committed to reserve a certain percentage of wholesale prices for use in advertising, merchandising and promotion of the related products. Additionally, the Company is required to make quarterly royalty payments equal to a certain percentage of the preceding quarter’s net sales with minimum annual royalty payments as follows:

Years ended December 31,
2023 (remaining)	$6,850,000
2024	7,100,000
2025	7,100,000
$21,050,000

Royalty expense under the License Agreement was $1.7 million and $1.6 million for the three months ended March 31, 2023 and 2022, respectively and is included in selling and marketing expenses on the accompanying condensed consolidated statements of operations. As of March 31, 2023 and March 31, 2022, the Company had $2.7 million and $1.6 million, respectively, outstanding in royalty payments and are included in accounts payable ($1.0 million and $0 million, respectively) and accrued expenses ($1.7 million and $1.6 million, respectively) in the condensed consolidated balance sheets.

(b) Contingencies

The Company is party to various lawsuits and administrative proceedings arising in the ordinary course of business. The Company evaluates such lawsuits and proceedings on a case-by-case basis, and its policy is to vigorously contest any such claims which it believes are without merit.

The Company reviews the status of its legal proceedings and records a provision for a liability when it is considered probable that both a liability has been incurred and the amount of the loss can be reasonably estimated. This review is updated periodically as additional information becomes available. If both of the criteria are not met, the Company reassesses whether there is at least a reasonable possibility that a loss, or additional losses, may be incurred. If there is a reasonable possibility that a loss may be incurred, the Company discloses the estimate of the amount of the loss or range of losses, that the amount is not material, or that an estimate of the loss cannot be made. At March 31, 2023, the Company is not currently a party to any legal proceedings that, if determined adversely to the Company, in management’s opinion, are currently expected to individually or in the aggregate have a material adverse effect on the Company’s business, operating results or financial condition taken as a whole. The Company expenses its legal fees as incurred.

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

(8) SIGNIFICANT CUSTOMER AND DEPENDENCY ON KEY SUPPLIERS

Relatively few companies account for a substantial portion of the Company’s revenues. In the three months ended March 31, 2023, two companies, including a marketplace facilitator, accounted for 10% or greater individually and 88% in the aggregate of the Company’s total net sales. At March 31, 2023, two companies with an accounts receivable balance of 10% or greater individually accounted for a combined 84% of the Company’s accounts receivable. In the three months ended March 31, 2022, two companies, including a marketplace facilitator, accounted for 10% or greater individually and 90% in the aggregate of the Company’s total net sales. At March 31, 2022, two companies with an accounts receivable balance of 10% or greater individually accounted for a combined 88% of the Company’s accounts receivable.

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

The Company depends on many third-party suppliers for key components contained in its product offerings. For some of these components, the Company may only use a single source supplier, in part due to the lack of alternative sources of supply. During the three months ended March 31, 2023 and 2022, the Company had one supplier and two suppliers, respectively, that provided 90% and 99%, respectively, of the Company’s purchased inventory.

(9) INCOME TAXES

During the three months ended March 31, 2023, we recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated due to the uncertainty of realizing a benefit from those items.

We have evaluated the positive and negative evidence bearing upon the Company’s ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards and research and development tax credits. We considered the history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and we have concluded that it is more likely than not that we will not realize the benefits of our deferred tax assets. As a result, as of March 31, 2023 and December 31, 2022, we recorded a full valuation allowance against our net deferred tax assets.

As of March 31, 2023 and December 31, 2022, the Company had federal net operating loss carry forwards of approximately $57.9 million and $60.6 million, respectively, which are available to offset future taxable income. They are due to expire in varying amounts from 2023 to 2041. Federal net operating losses occurring after December 31, 2017, of approximated $23.4 million may be carried forward indefinitely. As of March 31, 2023 and December 31, 2023, the Company had state net operating loss carry forwards of approximately $31.6 million and $29.8 million, respectively, which are available to offset future taxable income. They are due to expire in varying amounts from 2033 through 2041. We recorded minimum state income taxes and taxes related to our operations in Mexico. For the three months ended March 31, 2023 and 2022, income tax expense was $6 thousand and $6 thousand, respectively.

(10) RELATED PARTY TRANSACTIONS

The Company leases office space located at 848 Elm Street, Manchester, NH. The landlord is an affiliate entity owned by Mr. Hitchcock. The two-year facility lease agreement was effective from August 1, 2019, to July 31, 2021 and was extended to July 31, 2022. On July 18, 2022, the lease agreement was amended to a month-to-month lease arrangement and may be terminated by either party with a 60-day notice. The facility lease agreement provides for 2,656 square feet. For the three-months period ended March 31, 2023 and 2022, the rent expense was $9 thousand and $8 thousand, respectively.

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

Slingshot Capital is owned by the Company’s Executive Chairperson of the Board and a Board of Director, Jeremy Hitchcock and Elizabeth Hitchcock, respectively.

On April 7, 2023, the previous principal executive officer Mehul Patel, resigned from Minim Inc. Jeremy Hitch, Executive Chairman of the Board became the acting principal executive officer of the Company. See additional information in the Company’s Subsequent Events footnote.

(11) EARNINGS (LOSS) PER SHARE

Net loss per share for the three months ended March 31, 2023 and 2022, respectively, are as follows:

	Three Months ended March 31,
	2023	2022
Numerator:
Net loss	$(4,070,457)	$(2,538,500)

Denominator:
Weighted average common shares – basic	1,880,185	1,840,129
Effect of dilutive common share equivalents	—	—
Weighted average common shares – dilutive	1,880,185	1,840,129

Basic and diluted net loss per share	$(2.16)	$(1.38)

Diluted loss per common share for the three months ended March 31, 2023 and 2022 excludes the effects of 49,402 and 9,981 common share equivalents, respectively, since such inclusion would be anti-dilutive. The common share equivalents consist of shares of common stock issuable upon exercise of outstanding stock options.

(12) SUBSEQUENT EVENTS

Reverse Stock Split

On March 30, 2023, the Board of Directors of Minim, Inc. approved a 1-for-25 reverse split of the Company’s common stock to be effected through an amendment to the Company’s Restated Certificate of Incorporation (the “Amendment”). The Amendment did not effect the number of shares of authorized common stock.

The reverse stock split was subject to shareholder approval at a Special Shareholders Meeting (the “Special Meeting”), which took place on March 28, 2023. A majority of shareholders voted in favor of the reverse stock split. The Company’s definitive proxy statement relating to the Special Meeting filed on March 14, 2023, includes additional details regarding the Amendment.

On April 17, 2023, Minim, Inc. completed a 1-for-25 share reverse stock split of its common stock. As a result, Minim shareholders at the effective time received 1 new share of Minim common stock for every 25 shares that they held. Minim did not issue any fractional shares as a result of the reverse split. Instead, all shareholders with fractional shares, received, upon surrendering to the exchange agent of certificate(s) representing such pre-Reverse Stock Split shares, to a cash payment in lieu thereof.

All of the Company’s historical shares and per share information related to issued and outstanding common stock and outstanding equity awards exercisable into common stock in these consolidated financial statements have been adjusted, on a retroactive basis, to reflect the reverse stock split in quarter ending March 31, 2023.

The following unaudited pro forma selected financial information reflects the impact of the reverse stock split had the effective date of the reverse stock been as of December 31, 2022. The pro forma results have been prepared for comparative purposes only and are not intended to be a projection of future operating results.

Selected financial information	As Reported	Pro forma
Preferred Stock authorized	2,000,000	2,000,000
Preferred Stock issued	0	0
Common Stock authorized	60,000,000	60,000,000
Common Stock issued	46,949,240	1,887,969
Net Loss	$(15,549,244)	$(15,549,244)
Basic and diluted net loss per share	$(0.34)	$(8.38)
Weighted average common and common equivalent shares:
Basic and diluted	46,399,137	1,855,965

Non-binding letter of intent that may result in the Company being acquired

On September 29, 2023, the Company entered into a non-binding letter of intent with an investor whereby the investor would purchase $2.4 million of convertible preferred stock and warrants, which, on a fully-diluted basis, would constitute a majority of the Company’s outstanding common stock and the proceeds of which would be used for the sole purpose of settling all of the Company’s and its subsidiaries’ liabilities (the “Transaction”).

If the Transaction were to occur, the Letter of Intent contemplates the investor would be appointed as the Company’s chief executive officer and the investor and its nominees would be appointed to the Company’s board of directors to which they would constitute a majority of the then-board of directors.

The Company and the investor are working on completing definitive transaction documents regarding the Transaction, but, as the Letter of Intent is non-binding, there can be no assurances that such definitive transaction documentation will be executed or that the Transaction will be completed.

The Company has evaluated subsequent events from March 31, 2023 through the date of this filing and has determined that there are no such events, other than those noted above, requiring recognition or disclosure in the financial statements.

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

The following discussion should be read in conjunction with the attached Unaudited Condensed Consolidated Financial Statements and notes thereto, and with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2022, found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023. Although we believe that the assumptions underlying the forward-looking statements contained in this Quarterly Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in Part II, Item 1A hereto and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise that may arise after the date of this Quarterly Report on Form 10-Q.

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

Our cash and cash equivalents balance on March 31, 2023 was $0.8 million compared to $0.5 million on December 31, 2022. On March 31, 2023, we had $3.8 million of outstanding borrowings on our asset-based credit line with availability of $395 thousand and working capital of $12.1 million.

The Company’s ability to maintain adequate levels of liquidity depends in part on our ability to sell inventory on hand, increasing SaaS sales, and collect related receivables.

The Company continues to experience losses, which in part is due to declining revenues. In the three months ended March 31, 2023 and 2022, we generated net sales of $10.8 million and $13.3 million, respectively.

As reported in Form 8-K filed with the SEC on August 28, 2023, the Company has continued to experience material liquidity pressures as it has attempted to manage its negative cash-flow position due to supply disruptions from its principal manufacturing partners as a result of the Company’s inability to pay past expenses, which has severely impacted revenue and its cash position. The Company has conducted two reductions in force and made other changes to lower operating expenses. However, these reductions did not fully offset the Company’s lack of continual revenue from normal operations. As such, substantial doubt exists about our ability to continue as a going concern, and we will require additional liquidity to continue operations.

Our most recent Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 31, 2023 provides additional information about our business and operations.

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

Our critical accounting policies and estimates, which are revenue recognition, product returns, inventory valuation and costs of goods sold, and valuation of deferred tax assets are described under “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022. For the three months ended March 31, 2023, there have been no significant changes in our critical accounting policies and estimates.

Results of Operations

The following table sets forth certain financial data derived from our condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022 presented in absolute dollars and as a percentage of net sales, with dollars and percentage change period over period:

	Three Months ended March 31,				Change
	2023		2022		$	%

Net sales	$10,752	100.0%	$13,299	100%	$(2,547)	(19.2)%
Cost of goods sold	8,143	75.7	9,108	68.5	(965)	(10.6)
Gross profit	2,609	24.3	4,191	31.5	(1,582)	(37.7)
Operating expenses:
Selling and marketing	3,724	34.6	3,652	27.5	72	2.0
General and administrative	1,326	12.3	1,451	10.9	(125)	(8.6)
Research and development	1,484	13.8	1,543	11.6	(59)	(3.8)
Total operating expenses	6,462	60.8	6,646	50.0	(184)	(2.8)

Operating loss	(3,853)	(36.5)	(2,455)	(18.5)	(1,398)	(56.9)

Total other expense	(145)	(1.3)	(78)	(0.5)	(67)	(85.9)

Loss before income taxes	(3,998)	(37.9)	(2,533)	(19.0)	(1,465)	(57.8)

Income tax provision	-_	_-	6	-	6	(100.0)

Net loss	$(3,998)	(37.9)%	$(2,539)	(19.1)%	$(1,459)	(57.5)%

Comparison of the three months ended March 31, 2023 to the three months ended March 31, 2022

The following table sets forth our revenues by product and the changes in revenues for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022:

	Three Months Ended
	March 31, 2023	March 31, 2022	$ Change	% Change
	(In thousands, except percentage data)
Cable modems & gateways	$10,574	$12,883	$(2,309)	(17.9)%
Other networking products	92	272	(180)	(66.2
SaaS	86	144	(58)	(40.3
Total	$10,752	$13,299	$(2,547)	(19.2)%

The majority of the Company’s revenues by geographic area are earned in North America for the three months ended March 31, 2023 and 2022.

Net Sales

Our total net sales decreased year-over-year by $2.5 million or 19%. The decrease in net sales is directly attributable to decreased sales of Motorola branded cable modems and gateways. In both 2023 and 2022, we primarily generated our sales by selling cable modems and gateways. Sales related to SaaS offerings were $86 thousand and $144 in the three months ended March 31, 2023 and 2022, respectively. The decrease in other category of $180 thousand in 2023 compared to 2022 is primarily due to a reduction in DSL and MoCA products due to a refocus on new product introductions. Generally, our lower sales outside North America reflect the fact that cable modems are sold successfully through retailers in the U.S. but not in most countries outside the U.S., due primarily to variations in government regulations.

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

The decrease in gross profit was attributable to sales growth of Motorola branded cable modems and gateways, including intelligent networking products that include Minim software. We outsource our manufacturing, warehousing and distribution logistics. We believe this outsourcing strategy allows us to better manage our product costs and gross margin. Our gross margin can be affected by a number of factors, including fluctuation in foreign exchange rates, sales returns, changes in average selling prices, end-user customer rebates and other channel sales incentives, changes in our cost of goods sold due to fluctuations and increases in prices paid for components, overhead costs, inbound freight and duty/tariffs, conversion costs, and charges for excess or obsolete inventory.

The following table presents net sales and gross margin, for the periods indicated:

	Three Months ended March 31,
	2023	2022	$ Change	% Change

Net sales	$10,752	$13,299	$(2,547)	(19.2)%
Gross margin	24.3%	31.5%

Gross profit and gross margin decreased in the three months ended March 31, 2023, compared to the three months ended in the prior fiscal year period, primarily due to insufficient sales levels necessary to cover fixed costs and certain variable costs.

For the remainder of fiscal 2023, we expect gross margin to be subject to similar variabilities experienced in the first quarter of 2023 and in 2022. We experienced meaningful increases in costs of freight, materials, and components for our products. Although freight and certain component costs have reduced, we will not realize improvements to margins until we are able to work through inventory obtained when freight and component costs were elevated. We may continue to experience disruptions from the pandemic, with manufacturing partners being affected by factory uptime and scarcity of materials and components. These disruptions could increase the length of time taken between order to production and transportation of inventory. If such disruptions become widespread, they could significantly affect our ability to fulfill the demand for our products. Forecasting gross margin percentages is difficult, and there are several risks related to our ability to maintain or improve our current gross margin levels. Our cost of goods sold as a percentage of net sales can vary significantly based upon factors such as: uncertainties surrounding revenue volumes, including future pricing and/or potential discounts as a result of the economy, competition, the timing of sales, and related production level variances; import customs duties and imposed tariffs; changes in technology; changes in product mix; expenses associated with writing off excessive or obsolete inventory; fluctuations in freight costs; manufacturing and purchase price variances; and changes in prices on commodity components.

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

	Three Months ended March 31,
	2023	2022	Change	% Change
Selling and marketing	$3,724	$3,652	$72	2.0%

Selling and marketing expenses were flat in the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, primarily due to reductions in personnel expenses by $193 thousand and subscription fees of $54 thousand, which were offset by increases in allowance for bad debt of $72 thousand, Motorola royalty fees of $63 thousand, and $148 thousand in marketing campaigns and other sales support costs.

For the remainder of fiscal 2023, we expect our selling and marketing expenses as a percentage of net sales in fiscal 2023 to be similar to fiscal 2022 levels. Expenses may fluctuate depending on sales levels achieved as certain expenses, such as commissions, are determined based upon the net sales achieved. Forecasting selling and marketing expenses is highly dependent on expected net sales levels and could vary significantly depending on actual net sales achieved in any given quarter. Marketing expenses may also fluctuate depending upon the timing, extent and nature of marketing programs.

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

	Three Months ended March 31,
	2023	2022	$ Change	% Change
General and administrative	$1,326	$1,451	$(125)	(8.6)%

General and administrative expenses decreased $125 thousand primarily due to a decrease in professional fees of $222 thousand, partially offset by an increase in personnel expenses of $63 thousand and software subscriptions of $17 thousand.

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

	Three Months ended March 31,
	2023	2022	$ Change	% Change
Research and development	$1,484	$1,543	$(59)	(3.8)%

The decrease of $58 thousand was primarily due to decreases in personnel expenses of $102 thousand, contract labor of $39 thousand, and software subscriptions of $14 thousand, partially offset by an increase in certification costs of $95 thousand.

We believe that innovation and technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies, products and services. We continue to invest in research and development to expand our hardware product offerings focused on premium WiFi 6E, WiFi 6, and software solutions. For the remainder of fiscal 2023, we expect research and development expenses as a percentage of net sales in fiscal 2023 to be in line with or slightly above fiscal 2022 levels. Research and development expenses may fluctuate depending on the timing and number of development activities and could vary significantly as a percentage of net sales, depending on actual net sales achieved in any given year.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents and borrowings under our SVB line-of-credit. As of March 31, 2023, we had cash and cash equivalents of $0.8 million as compared to $0.5 million on December 31, 2022. On March 31, 2023, we had $3.8 million of borrowings outstanding and $395 thousand available on our $10.0 million SVB line-of-credit and working capital of $12.1 million. We have funded our operations and investing activities primarily through borrowings on our line of credit, the sale of assets and the sale of our common stock.

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

Our consolidated financial statements as of March 31, 2023 were prepared under the assumption that we will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt exists about our ability to continue as a going concern, and we will require additional liquidity to continue operations beyond the next 12 months.

Our consolidated financial statements as of March 31, 2023, do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if we were unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or part of their investment.

Cash Flows

The following table presents our cash flows for the periods presented:

	Three Months ended March 31,
	2023	2022
Cash provided by (used in) operating activities	$1,346	$(4,312)
Cash used in investing activities	(129)	(271)
Cash provided by (used in) financing activities	(945)	2,061
Net increase (decrease) in cash and cash equivalents	$272	$(2,522)

Cash Flows from Operating Activities. Cash provided by operating activities of $1.3 million during the three months ended March 31, 2023 reflected our net loss of $4.0 million, adjusted for non-cash expenses, consisting primarily of $124 thousand of stock-based compensation expense, $229 thousand in depreciation and amortization expense, and $72 thousand in accounts receivable reserve allowance. Uses of cash included an increase in accounts receivable of $0.5 million and prepaid expenses of $81 thousand. Sources of cash included primarily a decrease of inventories of $2.6 million, increase in accounts payable of $2.5 million, increase in accrued expenses of $0.3 million, and increase in deferred revenue of $0.1 million.

Cash used in operating activities of $4.3 million during the three months ended March 31, 2022 reflected our net loss of $2.5 million, adjusted for non-cash expenses, consisting primarily of $563 thousand of stock-based compensation expense. Uses of cash included a decrease in accounts payable of $4.2 million and a decrease in accrued expenses $600 thousand. Sources of cash included primarily a decrease of inventories of $2.5 million.

Cash Flows from Investing Activities. During the three months ended March 31, 2023, $6 thousand was used to purchase equipment and $122 thousand was used for certification costs.

During the three months ended March 31, 2022, $115 thousand was used to purchase equipment and $156 thousand was used for certification costs.

Cash Flows from Financing Activities. Cash used in financing activities during the three months ended March 31, 2023 consisted of repayment of $945 thousand on the borrowings under our SVB line-of-credit.

Cash provided by financing activities in during the three months ended March 31, 2022 consisted of a source of cash of $2.0 million from borrowings under our SVB line-of-credit, and $99 thousand in proceeds from the exercise of common stock options.

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

At March 31, 2023, we believe our current cash and cash equivalents, other working capital and borrowings under our SVB line-of-credit will not be sufficient to fund working capital requirements, capital expenditures and operations during the next twelve months. Our ability to continue as a going concern will depend on our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce or contain expenditures and increase revenues. Based on these factors, management determined that there is substantial doubt regarding our ability to continue as a going concern. In the first quarter of 2023, the Company has implemented cost reduction plans to align its cost structure to its sales and increase its liquidity. The Company will continue to monitor its costs in relation to its sales and adjust its cost structure accordingly.

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

At March 31, 2023, we have Federal and state net operating loss carry forwards  of approximately $57.9 million and $31.6 million, respectively, available to reduce future taxable income. A valuation allowance has been established for the full amount of deferred income tax assets as management has concluded that it is more-likely than-not that the benefits from such assets will not realize the benefits of our deferred tax assets. As a result, as of March 31, 2023 and December 31, 2022, we recorded a full valuation allowance against our net deferred tax assets.

Commitments and Contractual Obligations

During the three months ended March 31, 2023, except as otherwise disclosed in this Form 10-Q, there were no material changes to our capital commitments and contractual obligations from those disclosed in our Form 10-K for the year ended December 31, 2022.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of March 31, 2023. See Note 6 to the accompanying consolidated financial statements for additional disclosure.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this Item.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Executive Chairman of the Company, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the preparation of this Quarterly Report on the Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management including our Executive Chairman of the Company, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2023. Based upon that evaluation and other than as disclosed herein, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

During our preparation of our Annual Report on Form 10-K for the year ended December 31, 2023, we identified a material weakness with financial reporting whereby the Company did not have properly designed internal controls over timely preparation and independent review of account analyses, account summaries and account reconciliations. These internal control failures resulted in material adjustments required to properly state expense, inventory, deferred revenue, accrued expenses, accounts receivables, and revenues as of and for the year ending December 31, 2022. This material weakness could result in the Company incorrectly reporting its condensed consolidated balance sheets, condensed consolidated statement of operations, condensed stockholder’s equity, and condensed consolidated statements of cash flows. To remediate the material weakness, the Company is instituting reporting enhancements within its accounting system, standardized and timely account reconciliations, and independent and regular reviews by the finance department to ensure the Company records are complete and accurate. In addition, the Company will hire an additional resource to provide additional oversight in the reviews and completion of timely analysis and reconciliations. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed before the end of 2023.

Other than as disclosed herein, there were no changes in our internal control over financial reporting during the three months ended March 31, 2023 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors set forth in our 2022 Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2023, which includes a detailed discussion of our risk factors in Part I, “Item 1A. Risk Factors”, which discussion is hereby incorporated by reference into this Part II, Item 1A. Our Risk Factors could materially affect our business, financial position, or future results of operations. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or future results of operations.

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

MINIM, INC. (Registrant)

Date: November 13, 2023	By:	/s/ Jeremy Hitchcock
Jeremy Hitchcock Executive Chairman of the Company (on behalf of Registrant and as Principal Financial Officer)

