Form 10-Q
period 2023-06-30
MINIM, INC.
filed 2023-11-13
CIK 1467761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of November 9, 2023, was 1,898,468 shares.

MINIM, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MINIM, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2023 (Unaudited)	December 31, 2022

ASSETS
Current assets
Cash and cash equivalents	$281,625	$530,110
Restricted cash	500,000	500,000
Accounts receivable, net of allowance of doubtful accounts of $209,710 and $138,331 as of June 30, 2023 and December 31, 2022, respectively	1,931,623	2,758,406
Inventories	18,472,097	25,415,206
Prepaid expenses and other current assets	240,778	360,735
Total current assets	21,426,123	29,564,457

Equipment, net	617,574	636,973
Operating lease right-of-use assets, net	94,250	173,480
Intangible assets, net	41,920	73,301
Other assets	584,414	511,795
Total assets	$22,764,281	$30,960,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank credit line	$2,432,735	$4,758,663
Accounts payable	8,725,022	2,837,191
Bridge loan agreement	1,000,000	1,000,000
Current maturities of operating lease liabilities	94,251	150,968
Accrued expenses	2,129,335	4,440,724
Deferred revenue, current	787,211	633,542
Total current liabilities	15,168,554	13,821,088

Operating lease liabilities, less current maturities	—	22,512
Deferred revenue, noncurrent	694,108	771,738
Total liabilities	15,862,662	14,615,338

Commitments and Contingencies (Note 7)

Stockholders’ equity
Preferred Stock, authorized: 2,000,000 shares at $0.01 par value; 0 shares issued and outstanding	—	—
Common Stock, authorized: 60,000,000 shares at $0.01 par value; issued and outstanding: 1,888,274 shares at June 30, 2023 and 1,877,970 shares at December 31, 2022 respectively	471,890	469,492
Additional paid-in capital	90,932,721	90,710,030
Accumulated deficit	(84,502,992)	(74,834,854)
Total stockholders’ equity	6,901,619	16,344,668
Total liabilities and stockholders’ equity	$22,764,281	$30,960,006

See accompanying notes to condensed consolidated financial statements.

MINIM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net sales	$7,194,757	$12,863,768	$17,946,541	$26,163,023
Cost of goods sold	6,708,857	10,325,007	14,851,438	19,433,025
Gross profit	485,900	2,538,761	3,095,103	6,729,998

Operating expenses:
Selling and marketing	3,588,709	3,831,608	7,312,521	7,483,634
General and administrative	1,170,520	1,618,613	2,496,984	3,069,645
Research and development	1,186,801	1,374,408	2,671,200	2,916,990
Total operating expenses	5,946,030	6,824,629	12,480,705	13,470,269

Operating loss	(5,460,130)	(4,285,868)	(9,385,602)	(6,740,271)

Other expense:
Interest expense, net	112,575	89,972	257,560	168,070
Total other expense	112,575	89,972	257,560	168,070

Loss before income taxes	(5,572,705)	(4,375,840)	(9,643,162)	(6,908,341)

Income taxes	24,976	50,719	24,976	56,719

Net loss	$(5,597,681)	$(4,426,559)	$(9,668,138)	$(6,965,060)

Net loss per share:
Basic and diluted	$(2.96)	$(2.39)	$(5.13)	$(3.77)

Basic and diluted weighted average common and common equivalent shares	1,888,274	1,853,796	1,884,195	1,847,253

See accompanying notes to condensed consolidated financial statements.

MINIM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

For the six months ended June 30, 2023

	Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2022	1,877,970	$469,492	90,710,030	(74,834,854)	16,344,668

Net loss	—	—	—	(4,070,457)	(4,070,457)
Common stock issued for vested restricted units	9,565	2,391	(2,391)	—	—
Stock-based compensation	—	—	123,500	—	123,501
Balance at March 31, 2023	1,887,535	471,883	90,831,139	(78,905,311)	12,397,711
Net loss	—	—	—	(5,597,681)	(5,597,681)
Common stock issued for vested restricted stock units	739	7	(7)	—	—
Stock-based compensation	—	—	101,589	—	101,589
Balance at June 30, 2023	1,888,274	$471,890	$90,932,721	$(84,502,992)	$6,901,619

For the six months ended June 30, 2022

	Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2021	1,835,402	$458,850	$89,313,273	$(59,285,610)	$30,486,513

Net loss	—	—	—	(2,538,500)	(2,538,500)
Stock option exercises	7,231	1,807	97,362	—	99,169
Stock-based compensation	—	—	562,875	—	562,875
Balance at March 31, 2022	1,842,633	$460,657	$89,973,510	$(61,824,110)	$28,610,057
Net loss	—	—	—	(4,426,559)	(4,426,559)
Stock option exercises, net	10,005	2,501	135,134	—	137,635
Stock-based compensation	—	—	272,480	—	272,480
Balance at June 30, 2022	1,852,638	$463,158	$90,381,124	$(66,250,669)	$24,593,613

See accompanying notes to condensed consolidated financial statements.

MINIM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows used in operating activities:
Net loss	$(9,668,138)	$(6,965,060)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	338,024	433,845
Amortization of right-of-use assets	79,230	91,965
Amortization of debt issuance costs	21,407	35,407
Amortization of sales contract costs	—	19,209
Stock based compensation	225,089	835,355
Provision for accounts receivable allowances	71,379	(5,816)
Provision for inventory valuation adjustment	—	370,308

Changes in operating assets and liabilities:
Accounts receivable	755,404	(1,383,166)
Inventories	6,943,109	(819,885)
Prepaid expenses and other current assets	119,982	141,352
Other assets	22,223	27,489
Accounts payable	5,887,831	(1,104,566)
Accrued expenses	(2,311,414)	(500,865)
Deferred revenue	76,039	367,817
Operating lease liabilities	(79,229)	(92,636)
Net cash provided by (used in) operating activities	2,480,936	(8,549,247)

Cash flows from investing activities:
Purchases of equipment	(162,490)	(130,864)
Certification costs capitalized	(219,595)	(329,356)
Net cash used in investing activities	(382,085)	(460,220)

Cash flows from financing activities:
Net proceeds from (payment on) the bank credit line	(2,347,336)	453,582
Repayment of government loan	—	(34,252)
Proceeds from stock option exercises	—	236,802
Net cash provided by (used in) financing activities	(2,347,336)	656,132

Net increase (decrease) in cash and cash equivalents	(248,485)	(8,353,335)
Cash, cash equivalents, and restricted cash - Beginning	1,030,110	13,070,445

Cash, cash equivalents, and restricted cash - Ending	$781,625	$4,717,110

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$154,882	$167,703
Income taxes	$24,976	$56,719

Cash is reported on the consolidated statements of cash flows as follows:

Cash and cash equivalents	$281,625	$4,217,110
Restricted cash	500,000	500,000
Total cash, cash equivalents and restricted cash	$781,625	$4,717,110

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

Certain prior year amounts have been reclassified to conform to the current year presentation. None of the reclassifications impacted the condensed consolidated statements of operations for the three-months and six months ended June 30, 2023.

On April 17, 2023, the Company effected a 25:1 reverse stock split for each share of common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split.

Liquidity

The Company’s operations have historically been financed through the issuance of common stock and borrowings. Since inception, the Company has incurred significant losses and negative cash flows from operations. During the nine months ended June 30, 2023, the Company incurred a net loss of $9.7 million and had positive cash flows from operating activities of $2.5 million. As of June 30, 2023, the Company had an accumulated deficit of $84.5 million and cash and cash equivalents of $0.3 million. The Company implemented cost reduction plans to align its cost structure to its sales and increase its liquidity. The Company will continue to monitor its cost in relation to its sales and adjust its cost structure accordingly. The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern. The Company believes it does not have sufficient resources through its cash and cash equivalents, other working capital and borrowings under its SVB line-of-credit to continue as a going concern through at least one year from the issuance of these financial statements.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2022. The Company’s significant accounting policies did not change during the six months ended June 30, 2023.

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

The following table reflects the contract balances as of the periods ended:

	June 30, 2023	December 31, 2022

Deferred revenue, current	$787,211	$633,542
Deferred revenue, noncurrent	$694,108	$771,738

During the six months ended June 30, 2023, the change in contract balances was as follows:

Balance at December 31, 2022	$1,405,280
Billings	450,039
Revenue recognized	(373,999)
Balance at June 30, 2023	$1,481,319

Disaggregation of Revenue

The following table sets forth our revenues by distribution channel:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Retailers	$6,566,682	$12,743,191	$16,848,031	$25,084,480
Distributors	126,079	62,170	171,043	369,377
Other	501,996	58,407	927,467	709,166
	$7,194,757	$12,863,768	$17,946,541	$26,163,023

The following table sets forth our revenues by product:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Cable modems & gateways	$6,887,777	$12,214,502	$17,461,832	$25,097,550
Other networking products	233,145	502,941	324,776	775,507
SaaS	73,835	146,325	159,933	289,966
	$7,194,757	$12,863,768	$17,946,541	$26,163,023

(4) BALANCE SHEET COMPONENTS

Inventories

Inventories, net consists of the following:

	June 30, 2023	December 31, 2022
Materials	$282,696	$397,133
Work in process	3,159,990	5,842,251
Finished goods	15,029,411	19,175,822
	$18,472,097	$25,415,206

Finished goods includes consigned inventory held by our customers of $3.5 million and $4.2 million at June 30, 2023 and December 31, 2022, respectively, and includes $0 in-transit inventory at June 30, 2023 and December 31, 2022, respectively. The Company reviews inventory for obsolete and slow-moving products each quarter and makes provisions based on its estimate of the probability that the material will not be consumed or that it will be sold below cost. The inventory reserves were $2.2 million and $2.5 million as of June 30, 2023 and December 31, 2022, respectively.

Accrued expenses

Accrued expenses consist of the following:

	June 30, 2023	December 31, 2022
Inventory purchases	$—	$24,901
Payroll & related benefits	355,131	430,358
Professional fees	211,291	290,588
Royalty costs	—	1,650,000
Sales allowances	1,185,394	1,226,856
Sales and use tax	81,263	113,200
Other	296,256	704,821
	$2,129,335	$4,440,724

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

The Company incurred $143 thousand in origination costs in connection with entering into the SVB Loan Agreement. These origination costs were recorded as a debt discount and are being expensed over the remaining term of the facility. Amortization of debt issuance costs was $6 thousand and $18 thousand for the three months ended June 30, 2023 and 2022, respectively. Amortization of debt issuance costs was $21 thousand and $35 thousand for the six months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023, the Company had $2.4 million outstanding, net of origination costs of $8 thousand, under the SVB Loan Agreement, and this credit line had availability of $25 thousand.

The interest rate on the bank credit lines was 9.25% as of June 30, 2023.

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

Principal and interest are not due and payable until the maturity date, which is January 15, 2024, unless the Company’s senior credit facility with the Senior Lender is paid in full in cash on an earlier date. As of June 30, 2023, the accrued interest is $69 thousand and is included in accrued expenses in the condensed consolidated balance sheet.

The Company reimbursed Slingshot Capital $20,000 for its reasonable and documented expenses and fees related to the negotiations, documentation, and execution of the Bridge Loan Agreement, Subordination Agreement, and Bridge Term Note.

Slingshot Capital is owned by the Company’s Chairperson of the Board and a Board of Director, Jeremy Hitchcock and Elizabeth Hitchcock, respectively.

Government Loans

During 2020, the Company participated in the Coronavirus Aid, Relief, and Economic Security Act and received an aggregate $1,128,000 in unsecured loans under the Small Business Administration Paycheck Protection Program, at a fixed rate of 1% per annum. Under the terms of the loans, the Company received forgiveness of an aggregate $1,068,000. The Company repaid $34,000 during the six months ended June 30, 2022. As of June 30, 2023, the Company had no outstanding balances under the government loans.

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

The components of lease costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Operating lease costs	$40,413	$43,806	$54,913	$92,037
Short-term lease costs	8,900	—	17,800	—
Total lease costs	$49,313	$43,806	$72,713	$92,037

The weighted-average remaining lease term and discount rate were as follows:

	Period Ended June 30,
	2023	2022
Operating leases:
Weighted average remaining lease term (years)	0.7	1.6
Weighted average discount rate	3.8%	4.2%

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Six Months ended June 30,
	2023	2022
Operating cash flow information:
Amounts included in measurement of lease liabilities	$82,266	$97,266
Non-cash activities:
ROU asset obtained in exchange for lease liability	$—	$103,914

The maturity of the Company’s operating lease liabilities as of June 30, 2023 were as follows:

Years ended December 31,
2023 (remainder)	$73,114
2024	22,794
Total lease payments	$95,908
Less: imputed interest	(1,657)
Present value of operating lease liabilities	$94,251
Operating lease liabilities, current	$94,251
Operating lease liabilities, noncurrent	$—

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

In connection with the License Agreement, the Company has committed to reserve a certain percentage of wholesale prices for use in advertising, merchandising and promotion of the related products. Additionally, the Company is required to make quarterly royalty payments equal to a certain percentage of the preceding quarter’s net sales with minimum annual royalty payments as follows:

Years ended December 31,
2023 (remaining)	$3,425,000
2024	7,100,000
2025	7,100,000
$17,625,000

Royalty expense under the License Agreement was $1.7 million and $1.7 million for the three months ended June 30, 2023 and 2022, respectively, and $3.4 million and $3.3 million for the six months ended June 30, 2023 and 2021, respectively. Royalty expense is included in selling and marketing expenses on the accompanying condensed consolidated statements of operations. As of June 30, 2023 and June 30, 2022, the Company had $4.4 million and $1.7 million, respectively, outstanding in royalty payments and are included in accounts payable ($4.4 million and $0 million, respectively) and accrued expenses ($0.0 million and $1.7 million, respectively) in the condensed consolidated balance sheets.

(b) Contingencies

The Company is party to various lawsuits and administrative proceedings arising in the ordinary course of business. The Company evaluates such lawsuits and proceedings on a case-by-case basis, and its policy is to vigorously contest any such claims which it believes are without merit.

The Company reviews the status of its legal proceedings and records a provision for a liability when it is considered probable that both a liability has been incurred and the amount of the loss can be reasonably estimated. This review is updated periodically as additional information becomes available. If both of the criteria are not met, the Company reassesses whether there is at least a reasonable possibility that a loss, or additional losses, may be incurred. If there is a reasonable possibility that a loss may be incurred, the Company discloses the estimate of the amount of the loss or range of losses, that the amount is not material, or that an estimate of the loss cannot be made. At June 30, 2023, the Company is not currently a party to any legal proceedings that, if determined adversely to the Company, in management’s opinion, are currently expected to individually or in the aggregate have a material adverse effect on the Company’s business, operating results or financial condition taken as a whole. The Company expenses its legal fees as incurred.

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

(8) SIGNIFICANT CUSTOMER AND DEPENDENCY ON KEY SUPPLIERS

Relatively few companies account for a substantial portion of the Company’s revenues. In the three months ended June 30, 2023, two companies, including a marketplace facilitator, accounted for 10% or greater individually and 82% in the aggregate of the Company’s total net sales. At June 30, 2023, two companies with an accounts receivable balance of 10% or greater individually accounted for a combined 77% of the Company’s accounts receivable. In the three months ended June 30, 2022, two companies, including a marketplace facilitator, accounted for 10% or greater individually and 91% in the aggregate of the Company’s total net sales. At June 30, 2022, three companies with an accounts receivable balance of 10% or greater individually accounted for a combined 91% of the Company’s accounts receivable.

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

The Company depends on many third-party suppliers for key components contained in its product offerings. For some of these components, the Company may only use a single source supplier, in part due to the lack of alternative sources of supply. During the three months ended June 30, 2023 and 2022, the Company had one supplier and two suppliers, respectively, that provided 97% and 98%, respectively, of the Company’s purchased inventory.

(9) INCOME TAXES

During the three and six months months ended June 30, 2023, we recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated due to the uncertainty of realizing a benefit from those items.

We have evaluated the positive and negative evidence bearing upon the Company’s ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards and research and development tax credits. We considered the history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and we have concluded that it is more likely than not that we will not realize the benefits of our deferred tax assets. As a result, as of June 30, 2023 and December 31, 2022, we recorded a full valuation allowance against our net deferred tax assets.

As of June 30, 2023 and December 31, 2022, the Company had federal net operating loss carry forwards of approximately $59.8 million and $60.6 million, respectively, which are available to offset future taxable income. They are due to expire in varying amounts from 2023 to 2041. Federal net operating losses occurring after December 31, 2017, of approximated $25.3 million may be carried forward indefinitely. As of June 30, 2023 and December 31, 2023, the Company had state net operating loss carry forwards of approximately $34.2 million and $29.8 million, respectively, which are available to offset future taxable income. They are due to expire in varying amounts from 2033 through 2041. We recorded minimum state income taxes and taxes related to our operations in Mexico. For the three months ended June 30, 2023 and 2022, income tax expense was $6 thousand and $6 thousand, respectively.

(10) RELATED PARTY TRANSACTIONS

The Company leases office space located at 848 Elm Street, Manchester, NH. The landlord is an affiliate entity owned by Mr. Hitchcock. The two-year facility lease agreement was effective from August 1, 2019, to July 31, 2021 and was extended to July 31, 2022. On July 18, 2022, the lease agreement was amended to a month-to-month lease arrangement and may be terminated by either party with a 60-day notice. The facility lease agreement provides for 2,656 square feet. For the three-months period ended June 30, 2023 and 2022, the rent expense was $9 thousand and $8 thousand, respectively. For the six-months period ended June 30, 2023 and 2022, the rent expense was $18 thousand and $16 thousand, respectively.

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

(11) EARNINGS (LOSS) PER SHARE

Net loss per share for the three and six months ended June 30, 2023 and 2022, respectively, are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Numerator:
Net loss	$(5,597,681)	$(4,426,559)	$(9,668,138)	$(6,965,060)

Denominator:
Weighted average common shares - basic	1,888,274	1,853,796	1,884,195	1,847,253
Effect of dilutive common share equivalents	—	—	—	—
Weighted average common shares - dilutive	1,888,274	1,853,796	1,884,195	1,847,253

Basic and diluted	$(2.96)	$(2.39)	$(5.13)	$(3.77)

Diluted loss per common share for the three and six months ended June 30, 2023 and 2022 excludes the effects of 22,717 and 1,350,839 common share equivalents, respectively, since such inclusion would be anti-dilutive. The common share equivalents consist of shares of common stock issuable upon exercise of outstanding stock options.

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

All of the Company’s historical shares and per share information related to issued and outstanding common stock and outstanding equity awards exercisable into common stock in these consolidated financial statements have been adjusted, on a retroactive basis, to reflect the reverse stock split in quarter ending June 30, 2023.

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

The Company has evaluated subsequent events from June 30, 2023 through the date of this filing and has determined that there are no such events, other than those noted above, requiring recognition or disclosure in the financial statements.

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

Our cash and cash equivalents balance on June 30, 2023 was $0.3 million compared to $0.5 million on December 31, 2022. On June 30, 2023, we had $2.4 million of outstanding borrowings on our asset-based credit line with availability of $25 thousand and working capital of $6.3 million.

The Company’s ability to maintain adequate levels of liquidity depends in part on our ability to sell inventory on hand, increasing SaaS sales, and collect related receivables.

The Company continues to experience losses, which in part is due to declining revenues. In the three and six months ended June 30, 2023 and 2022, we generated net sales of $7.2 million and $12.9 million, respectively, and $17.9 million and $26.2 million, respectively.

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

Our critical accounting policies and estimates, which are revenue recognition, product returns, inventory valuation and costs of goods sold, and valuation of deferred tax assets are described under “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022. For the six months ended June 30, 2023, there have been no significant changes in our critical accounting policies and estimates.

Results of Operations

The following table sets forth certain financial data derived from our condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022 presented in absolute dollars and as a percentage of net sales, with dollars and percentage change period over period:

	Three Months Ended				Six Months Ended
	June 30, 2023	June 30, 2022	$ Change	% Change	June 30, 2023	June 30, 2022	$ Change	% Change
	(In thousands, except percentage data)
Net sales	$7,195	$12,864	$(5,669)	(44.1)%	17,947	$26,163	$(8,216)	(31.4)%
Cost of goods sold	6,709	10,325	(3,616)	(35.0)	14,851	19,433	(4,581)	(23.6)
Gross profit	486	2,539	(2,053)	(80.9)	3,096	6,730	(3,634)	(54.0)
Operating expenses:
Selling and marketing	3,589	3,832	(243)	(6.3)	7,313	7,484	(171)	(2.3)
General and administrative	1,171	1,619	(448)	(27.7)	2,497	3,070	(573)	(18.7)
Research and development	1,187	1,374	(187)	(13.6)	2,671	2,917	(246)	(8.4)
Total operating expenses	5,947	6,825	(878)	(12.9)	12,481	13,471	(990)	(7.3)
Operating loss	(5,461)	(4,286)	(1,175)	27.4	(9,385)	(6,741)	(2,644)	39.2

Total other expense	(113)	(90)	(23)	25.6	(258)	(168)	(89)	52.7
Total other income (expense)	(113)	(90)	(23)	25.6	(258)	(168)	(89)	52.7
Loss before income taxes	(5,574)	(4,376)	(1,198)	27.4	(9,643)	(6,909)	(2,733)	39.6
Income taxes	25	51	(26)	(51.0)	25	57	(32)	(56.1)
Net loss	$(5,559)	$(4,427)	$(1,172)	26.5%	$(9,668)	$(6,966)	$(2,701)	(38.8)%

Comparison of the three months ended June 30, 2023 to the three months ended June 30, 2022

The following table sets forth our revenues by product and the changes in revenues for the three and six months ended June 30, 2023, as compared to the three months ended June 30, 2022:

	Three Months Ended				Six Months Ended
	June 30, 2023	June 30, 2022	$ Change	% Change	June 30, 2023	June 30, 2022	$ Change	% Change
		(In thousands, except percentage data)
Cable modems & gateways	$6,888	$12,215	$(5,327)	(43.6)%	$17,462	$25,097	$(7,635)	(30.4)%
Other network products	233	503	(270)	(53.7)	325	776	(451)	(58.1)
SaaS	74	146	(72)	(49.3)	160	290	(130)	(44.8)
Total	$7,195	$12,864	$(5,669)	(44.1)%	$17,947	$26,163	$(8,216)	(31.4)%

The majority of the Company’s revenues by geographic area are earned in North America for the three and six months ended June 30, 2023 and 2022.

Net Sales

Our total net sales decreased year-over-year by $5.7 million or 44.1% in the three months ended June 30, 2023 and by $8.2 million or 31.4% in the six months ended June 30, 2023. The decrease in net sales is directly attributable to decreased sales of Motorola branded cable modems and gateways. In both 2023 and 2022, we primarily generated our sales by selling cable modems and gateways. Sales related to SaaS offerings decreased by $72 thousand or 49.3% in the three months ended June 30, 2023 and decreased by $130 thousand or 44.8% during the six months ended June 30, 2023. The decrease in the other category of $270 thousand and $451 thousand in the three and six months ended 2023 compared to 2022 is primarily due to a reduction in DSL products and MoCA products due to a refocus on new product introductions. Generally, our lower sales outside North America reflect the fact that cable modems are sold successfully through retailers in the U.S. but not in most countries outside the U.S., due primarily to variations in government regulations.

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

The following table presents net sales and gross margin, for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30, 2023	June 30, 2022	$ Change	% Change	June 30, 2023	June 30, 2022	$ Change	% Change
		(In thousands, except percentage data)
Net sales	$7,195	$12,864	$(5,669)	(44.1)%	$17,947	$26,163	$(8,216)	(31.4)%
Gross margin	6.8%	19.7%			17.3%	25.7%

Gross profit and gross margin decreased in the three months ended June 30, 2023, compared to the three months ended in the prior fiscal year period, primarily due to insufficient sales levels necessary to cover fixed costs and certain variable costs.

For the remainder of fiscal 2023, we expect gross margin to be subject to similar variabilities experienced in the first half of 2023 and in 2022. We experienced meaningful increases in costs of freight, materials, and components for our products. Although freight and certain component costs have reduced, we will not realize improvements to margins until we are able to work through inventory obtained when freight and component costs were elevated. We may continue to experience disruptions from the pandemic, with manufacturing partners being affected by factory uptime and scarcity of materials and components. These disruptions could increase the length of time taken between order to production and transportation of inventory. If such disruptions become widespread, they could significantly affect our ability to fulfill the demand for our products. Forecasting gross margin percentages is difficult, and there are several risks related to our ability to maintain or improve our current gross margin levels. Our cost of goods sold as a percentage of net sales can vary significantly based upon factors such as: uncertainties surrounding revenue volumes, including future pricing and/or potential discounts as a result of the economy, competition, the timing of sales, and related production level variances; import customs duties and imposed tariffs; changes in technology; changes in product mix; expenses associated with writing off excessive or obsolete inventory; fluctuations in freight costs; manufacturing and purchase price variances; and changes in prices on commodity components.

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

	Three Months Ended				Six Months Ended
	June 30, 2023	June 30, 2022	$ Change	% Change	June 30, 2023	June 30, 2022	$ Change	% Change
		(In thousands, except percentage data)
Selling and marketing	$3,589	$3,832	$(243)	(6.3)%	$7,313	$7,484	$(171)	(2.3)%

Selling and marketing expenses decreased in the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, primarily due to decreases in personnel expenses of $261 thousand and professional fees of $92 thousand, partially offset by increases in Motorola royalty fees of $63 thousand and marketing program campaigns of $23 thousand. Selling and marketing expenses decreased in the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, primarily due to a decrease in personnel expenses of $454 thousand, professional fees of $73 thousand, software license fees of $32 thousand, partially offset by increases in Motorola royalty fees of $125 thousand, marketing program campaigns of $94 thousand, and allowances for bad debt of $72 thousand.

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

	Three Months Ended				Six Months Ended
	June 30, 2023	June 30, 2022	$ Change	% Change	June 30, 2023	June 30, 2022	$ Change	% Change
		(In thousands, except percentage data)
General and administrative	$1,171	$1,619	$(448)	(27.7)%	$2,497	$3,070	$(573)	(18.7)%

General and administrative expenses decreased in the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, primarily due to decreases in personnel expenses of $219 thousand, professional fees of $143 thousand, and software subscriptions of $127 thousand. General and administrative expenses decreased in the six months ended June 30, 2023, as compared to the six months ended June 30, 20212 primarily due to decreases in personnel expenses of $155 thousand, professional fees of $365 thousand, and software subscriptions of $121 thousand.

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

	Three Months Ended				Six Months Ended
	June 30, 2023	June 30, 2022	$ Change	% Change	June 30, 2023	June 30, 2022	$ Change	% Change
		(In thousands, except percentage data)
Research and development	$1,187	$1,374	$(187)	(13.6)%	$2,671	$2,917	$(246)	8.4%

Research and development expenses decreased in the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, primarily due to personnel expenses. Research and development expenses increased in the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, primarily due to personnel expenses.

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents and borrowings under our SVB line-of-credit. As of June 30, 2023, we had cash and cash equivalents of $0.3 million as compared to $0.5 million on December 31, 2022. On June 30, 2023, we had $2.4 million of borrowings outstanding and $25 thousand available on our $10.0 million SVB line-of-credit and working capital of $6.3 million. We have funded our operations and investing activities primarily through borrowings on our line of credit, the sale of assets and the sale of our common stock.

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

Our consolidated financial statements as of June 30, 2023 were prepared under the assumption that we will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt exists about our ability to continue as a going concern, and we will require additional liquidity to continue operations beyond the next 12 months.

Our consolidated financial statements as of June 30, 2023, do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if we were unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or part of their investment.

Cash Flows

The following table presents our cash flows for the periods presented:

	Six Months ended June 30,
	2023	2022
Cash provided by (used in) operating activities	$2,481	$(8,549)
Cash used in investing activities	(382)	(460)
Cash provided by (used in) financing activities	(2,347)	656
Net increase (decrease) in cash and cash equivalents	$248	$(8,353)

Cash Flows from Operating Activities. Cash provided by operating activities of $2.5 million during the six months ended June 30, 2023 reflected our net loss of $9.7 million, adjusted for non-cash expenses, consisting primarily of $0.2 million of stock-based compensation expense and $0.3 million in depreciation and amortization expense. Uses of cash included an increase in accrued expenses of $2.3 million. Sources of cash included primarily a decrease of accounts receivable of $0.8 million, inventories of $6.9 million, increase in accounts payable of $5.9 million, increase in prepaid expenses of $0.1 million, and increase in deferred revenue of $0.1 million.

Cash used in operating activities of $8.5 million during the six months ended June 30, 2022 reflected our net loss of $2.1 million, adjusted for non-cash expenses, consisting primarily of stock-based compensation expense of $0.6 million. Uses of cash include an increase in inventories of $3.2 million and increase in accounts payable of $0.5 million and accrued expenses of $2.4 million.

Cash Flows from Investing Activities. During the six months ended June 30, 2023, $162 thousand was used to purchase equipment and $220 thousand was used for certification costs.

During the six months ended June 30, 2022, $0.1 million was used to purchase equipment and $0.3 million was used for certification costs.

Cash Flows from Financing Activities. Cash used in financing activities during the six months ended June 30, 2023 consisted of repayment of $2.3 million on the borrowings under our SVB line-of-credit.

Cash provided by financing activities in during the three months ended June 30, 2022 consisted of a source of cash of $0.5 million from borrowings under our SVB line-of-credit, and $0.2 million in proceeds from the exercise of common stock options.

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

At June 30, 2023, we believe our current cash and cash equivalents, other working capital and borrowings under our SVB line-of-credit will not be sufficient to fund working capital requirements, capital expenditures and operations during the next twelve months. Our ability to continue as a going concern will depend on our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce or contain expenditures and increase revenues. Based on these factors, management determined that there is substantial doubt regarding our ability to continue as a going concern. In the first quarter of 2023, the Company has implemented cost reduction plans to align its cost structure to its sales and increase its liquidity. The Company will continue to monitor its costs in relation to its sales and adjust its cost structure accordingly.

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

At June 30, 2023, we have Federal and state net operating loss carry forwards  of approximately $59.8 million and $34.2 million, respectively, available to reduce future taxable income. A valuation allowance has been established for the full amount of deferred income tax assets as management has concluded that it is more-likely than-not that the benefits from such assets will not realize the benefits of our deferred tax assets. As a result, as of June 30, 2023 and December 31, 2022, we recorded a full valuation allowance against our net deferred tax assets.

Commitments and Contractual Obligations

During the six months ended June 30, 2023, except as otherwise disclosed in this Form 10-Q, there were no material changes to our capital commitments and contractual obligations from those disclosed in our Form 10-K for the year ended December 31, 2022.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of June 30, 2023. See Note 6 to the accompanying consolidated financial statements for additional disclosure.

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

In connection with the preparation of this Quarterly Report on the Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management including our Executive Chairman of the Company, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2023. Based upon that evaluation and other than as disclosed herein, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Other than as disclosed herein, there were no changes in our internal control over financial reporting during the three months ended June 30, 2023 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

