Form 10-K
period 2023-12-31
MINIM, INC.
filed 2024-04-12
CIK 1467761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Based on the closing price as of June 30, 2023, which was the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by nonaffiliates of the registrant was $5.1 million.

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of April 11, 2024 was 2,965,900 shares.

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

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as information contained in “Risk Factors” in Item 1A and elsewhere in this Annual Report on Form 10-K, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, to continue as a going concern uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. All statements other than historical facts are “forward-looking statements” for purposes of these provisions, including, but not limited to, statements regarding the benefits of the Merger, the anticipated timing of the completion of the Merger, the products under development by e2Companies and the markets in which it plans to operate, the advantages of e2Companies’ technology, e2Companies’ competitive landscape and positioning, and e2Companies’ growth plans and strategies, any projections of earnings, revenues or other financial terms, any statements of plans or objectives of management for future operations, any statements regarding COVID-19, any statements concerning proposed new products or licensing or collaborative arrangements, any statements regarding future economic or performance, any statement of assumptions underlying any of the foregoing. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. All forward-looking statements are based upon estimates, forecasts and assumptions that, while considered reasonable by the Company and its management, and e2Companies and its management, as the case may be, are inherently uncertain and many factors that could cause or contribute to differences in our future financial results include, but are not limited to, risks associated with:

●	our ability to complete the merger with e2Companies LLC, including the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger;

●	the outcome of any legal proceedings that may be instituted against e2Companies or the Company related to the Merger;

●	failure to realize the anticipated benefits of the Merger;

●	the risk that the price of our shares subsequent to the Merger may be volatile due to a variety of factors, including changes in the highly competitive industry in which e2Companies operates, variations in performance across competitors, changes in laws, regulations, technologies that may impose additional costs and compliance burdens on e2Companies’ operations, macro-economic and social environments affecting e2Companies’ business and changes in the combined capital structure;

●	the inability to implement business plans, forecasts, and other expectations after the completion of the Merger;

●	the risk that e2Companies may be unable to raise additional capital on acceptable terms to finance its operations and remain a going concern; and

●	the risk that e2Companies’ estimates of market demand may be inaccurate.;

●	our ability to maintain listing requirements for the Nasdaq Stock Market, including the inability to satisfy the initial listing criteria of Nasdaq or obtain Nasdaq approval of the initial listing of the post-Merger combined company on Nasdaq;

●	our ability to predict revenue and reduce costs related to our products or service offerings;

●	our ability to raise substantial additional capital to finance our planned operations and to continue as a going concern.

ii

●	the sufficiency of our capital resources and the availability of debt and equity financing;

●	product liability claims related to consumer-grade home security and monitoring products;

●	our ability to predict return rates and manage product returns;

●	changes in laws or governmental regulations and industry standards impacting our products;

●	our reliance on the continued service of key employees;

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

iii

PART I

ITEM 1 – BUSINESS

Overview

Minim was founded in 1977 as a networking company and pivoted into delivering intelligent software to protect and improve the WiFi connections we depend on to work, learn, and live. Headquartered in Manchester, New Hampshire, Minim held the exclusive global license to design, manufacture, and sell consumer networking products under the Motorola brand until 2023. Our cable and WiFi products, with an intelligent operating system and bundled mobile app, were sold in leading retailers and e-commerce channels in the United States (“U.S.”). Our AI-driven cloud software platform and applications make network management and security simple for home and business users, as well as the service providers that assist them— leading to higher customer satisfaction and decreased support burden.

Minim, Inc. and its wholly owned subsidiaries, MME Sub 1 LLC, Cadence Connectivity, Inc., MTRLC LLC, and Minim Asia Private Limited, are herein collectively referred to as “Minim” or the “Company”. The Company currently supports and services intelligent networking products that connect homes and offices around the world. We were the exclusive global license holder to the Motorola brand for home networking hardware until 2023. The Company designed and manufactured products including cable modems, cable modem/routers, mobile broadband modems, wireless routers, Multimedia over Coax adapters, and mesh home networking devices.

MME Sub 1 LLC, is a Florida corporation and a wholly-owned subsidiary of Minim (“Merger Sub”) that was recently incorporated solely for the purpose of entering into an Agreement and Plan of Merger (as may be amended from time to time, the “Merger Agreement”) on March 12, 2024, together with Minim and e2Companies LLC, a Florida limited liability company (“e2Companies”), and which provides for, among other things, the merger of Merger Sub with and into e2Companies, with e2Companies continuing as the surviving entity and a wholly owned subsidiary of Minim (following the consummation of the merger and the name change described below, the “combined company”), and pursuant to which, holders of the outstanding Class A common units and Class B common units of e2Companies (collectively, the “common units”) will receive such number of shares of common stock, par value $0.01 per share, of Minim (“Minim common stock”) representing 97% of the issued and outstanding shares of Minim common stock, on the terms and conditions set forth in the Merger Agreement for consummating the merger and the other transactions contemplated by the Merger Agreement. Merger Sub is not engaged in any business and has no material assets. Its principal executive offices have the same address and telephone number as Minim. In the merger, Merger Sub will merge with and into e2Companies, with e2Companies surviving as Minim’s wholly owned subsidiary, and Merger Sub will cease to exist. In connection with the consummation of the merger, Minim will amend and restate its amended and restated certificate of incorporation to, among other things, cause its name to be changed to “e2Companies, Inc.”

e2companies is a leading provider of vertically integrated solutions for power generation and distribution. They are committed to delivering energy resiliency, reliability and regulatory compliance for their customers to unlock savings and revenue opportunities. Their product, Virtual Utility®, is the first utility-grade network of distributed energy resources, designed to deliver full visibility and control with a turnkey solution. As severe weather, electric vehicles and renewable energy sources become more prevalent, e2Companies is on a mission to help companies transition on the path to zero, while solving grid reliability and power quality issues.

e2Companies was founded in 2009 in Peoria, Illinois, and following its merger with and into e2Companies LLC, which was completed on January 27, 2022, became a Florida limited liability company. From its origins of helping companies comply with new EPA emissions regulations for diesel generators to solving today’s most pressing power reliability and sustainability challenges, it remains on the forefront of engineering new energy solutions. Over time, it has gradually expanded its range of solutions, services, and geographic footprint. Today, e2Companies provides power generation and state of the art monitoring systems, for customers in energy market programs and over 1,000 monitoring systems currently in place in the U.S. and Canada totaling over 113,880,000 monitoring hours. During this time, it has completed over 4,000 successful regulatory reviews for clients. e2Companies estimates that its products have generated over $2 billion in value to our customers.

e2Companies operates through a number of subsidiaries. During 2019, e2Companies created a wholly owned subsidiary, e2comply Canada, ULC for the purpose of providing products and services throughout Canada. During 2020, e2Companies created a number of additional, wholly owned subsidiaries, including: (i) e2c Holdings Inc., which holds the ownership interests in e2company Canada, ULC; (ii) e2c DGU, LLC, which holds other ownership interests in e2c ESA Assets 1 LLC and e2c ESA Bond 1 LLC (“ESA Bond 1”); (iii) e2c Assets 1 LLC, which holds e2Companies Equipment (as defined below); (iv) ESA Bond 1, which raises bond capital to fund capital expenditures necessary for the equipment necessary for energy service agreements (“ESAs”) with customers; (v) e2 Mission Critical LLC (“Mission Critical”), which provides onsite generation, resilient, reliable and ready for demand integration; (vi) e2Comply Service LLC, which services e2Companies Equipment; (vii) e2c SERA LLC, which provides Internet of Things (“IoT”) data for system monitoring; (viii) e2c EPC LLC, which is the engineering, procurement and construction business for e2Companies equipment; and (ix) e2c Insure LLC, which provides regulatory compliance services to subsidiaries under e2Companies’ umbrella.

Our Merger with e2Companies

Explanatory Note Regarding the Merger Agreement

The following summary of the Merger Agreement, and the copy of the Merger Agreement attached as an exhibit to this Annual Report on Form 10-K, are intended only to provide information regarding the terms of the Merger Agreement. The Merger Agreement and the related summary are not intended to be a source of factual, business or operational information about e2Companies, Minim, or Minim’s subsidiaries, and the following summary of the Merger Agreement, and the copy thereof included as an exhibit hereto, are not intended to modify or supplement any factual disclosure about Minim in any documents Minim has or will publicly file with the Securities Exchange Commission (“SEC”). The Merger Agreement contains representations and warranties by, and covenants of, e2Companies, Minim and certain subsidiaries of Minim that were made only for purposes of the Merger Agreement and as of specified dates. The representations, warranties and covenants in the Merger Agreement were made solely for the benefit of the parties to the Merger Agreement, may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Merger Agreement instead of establishing these matters as facts, and may be subject to contractual standards of materiality or material adverse effect applicable to the contracting parties that generally differ from those applicable to investors. In addition, information concerning the subject matter of the representations, warranties and covenants may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in Minim’s public disclosures.

The Merger Agreement

On March 12, 2024, Minim, Inc., a Delaware corporation (the “Company”), and its wholly owned subsidiary, MME Sub 1 LLC, a Florida limited liability company (“Merger Sub”), entered into an Agreement and Plan of Merger (“Merger Agreement”) with e2Companies LLC, a Florida limited liability company (“e2Companies”). Pursuant to the Merger Agreement, Merger Sub will merge with and into e2Companies, with e2Companies remaining as the surviving entity (the “Merger”). Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), holders of the outstanding common units of e2Companies (“e2 Shares”) will receive such number of shares  of common stock, par value $0.01 per share, of the Company (“Company Shares”) representing approximately 97% of the issued and outstanding Company Shares (on a fully-diluted basis).

Pursuant to the terms of the Merger Agreement, the Company has agreed to appoint upon the Effective Time, two individuals selected by the Company to the Company’s board of directors.

The Merger Agreement contains representations and warranties, closing deliveries and indemnification provisions customary for a transaction of this nature. The closing of the Merger is conditioned upon, among other things, (i) the Company Shares to be issued in the Merger (“Merger Consideration”) being approved for listing on the Nasdaq Capital Market (“Nasdaq”), (ii) the effectiveness of a registration statement on Form S-4 registering the Merger Consideration; (iii) any waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, will have expired or been terminated; and (iv) the consent or approval of the Company’s stockholders, as applicable, of (a) the Merger, (b) the issuance of the Merger Consideration, and (c) an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, to among other things, change the Company’s name to e2Companies, Inc. following the Merger (the “Stockholder Approvals”).

The Merger Agreement may be terminated under certain customary and limited circumstances prior to the closing including by the mutual consent of the Company and e2Companies if the closing has not occurred by June 15, 2024, subject to the right of either party to gain a 30 day extension, and including, but not limited to, if the Stockholder Approvals have not been obtained, if the Company Shares are delisted from Nasdaq and deregistered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), upon uncured breaches of representations, warranties and covenants or if a court of competent jurisdiction permanently restrains the Merger from occurring.

The foregoing description of the Merger Agreement is not complete and is qualified in all respects to the Merger Agreement, which is filed as an exhibit to this Annual Report and incorporated herein by reference.

Lock-up Agreement

Concurrently with the execution and delivery of the Merger Agreement, e2Companies and the Class A Unitholders of e2Companies (each a “Unitholder”) entered into lock-up agreements, pursuant to which each Unitholder and e2Companies agreed to a 180-day lockup on the sale or transfer of Company Shares, Series A Preferred Stock of the Company or any securities convertible into or exercisable or exchangeable for Company Shares received by each such holder in the Merger (the “Lock-up Agreement”).

The foregoing description of the Lock-up Agreement is not complete and is qualified in all respects to the form of Lock-up Agreement, which is filed as an exhibit to this Annual Report and incorporated herein by reference.

Voting and Support Agreement

Concurrently with the execution and delivery of the Merger Agreement, the Company and e2Companies entered into support agreements (the “Support Agreements”) with certain stockholders of the Company that beneficially own a majority of the outstanding Company Shares. Pursuant to the Support Agreements, among other things, such stockholders have agreed to vote or deliver (or cause to be delivered) a written consent, as applicable, with respect to all of their shares of capital stock of the Company owned by such holders in favor of the Stockholder Approvals.

The foregoing description of the Support Agreements is not complete and is qualified in all respects to the form of Support Agreement, which is filed as an exhibit to this Annual Report and incorporated herein by reference.

Important Information about the Merger and Where to Find It

In connection with the Merger, we will file relevant materials with the Securities and Exchange Commission (“SEC”), including a registration statement on Form S-4 that will include a consent solicitation or proxy statement, as applicable, pertaining to the Company and e2Companies. This Annual Report on Form 10-K does not contain all the information that should be considered concerning the Merger and is not a substitute for any other documents that the Company may file with the SEC. It is not intended to form the basis of any investment decision or any other decision in respect to the Merger. Investors and stockholders will be able to obtain free copies of the consent solicitation statement or proxy statement, as applicable. and other documents filed by the Company with the SEC (when they become available) through the website maintained by the SEC at www.sec.gov. In addition, investors and stockholders should note that the Company communicates with investors and the public using its website (https://www.minim.com), where anyone will be able to obtain free copies of the consent solicitation statement or proxy statement and other documents filed by the Company with the SEC and stockholders are urged to read the consent solicitation statement or proxy statement, as applicable, and the other relevant materials when they become available before making any voting or investment decision with respect to the Merger.

Minim’s Reasons for the Merger

In evaluating strategic alternatives, the Minim Board of Directors consulted with Minim’s management and legal and financial advisors, reviewed a significant amount of information, and considered a number of factors, including, among others, the following factors regarding the combined company that the Minim Board of Directors viewed as supportive of its decision to approve the merger with e2Companies, as being in the best interests of Minim’s stockholders:

●	The combined company will be led by an experienced senior management team from e2Companies and a board of directors, two members of which will be designated by Minim.

●	e2Companies has the potential, if successful, to create value for the stockholders of the merged company and present e2Companies with additional fund-raising opportunities in the future.

●	The Minim Board of Directors also reviewed the current plans of e2Companies for continuing to expand its business to confirm the likelihood that e2Companies would possess sufficient financial resources to allow management to continue to operate and develop e2Companies’ product and service offerings and expansion into new markets.

●	The Minim Board of Directors considered the opportunity, as a result of the merger, for Minim stockholders to participate in the potential value that may result from development of the e2Companies business and the potential increase in value of e2Companies following the merger.

The Minim Board of Directors also reviewed various factors impacting the financial condition, results of operations and prospects for Minim, including:

●	the strategic alternatives of Minim to the merger, including potential transactions that could have resulted from discussions that Minim management conducted with other potential merger partners;

●	the consequences of current market conditions, Minim’s current liquidity position, its depressed stock price and continuing net operating losses, and the likelihood that the resulting circumstances of Minim would not change for the benefit of the Minim stockholders in the foreseeable future on a stand-alone basis;

●	the risks of continuing to operate Minim on a stand-alone basis, including the need to continue to support its current business with insufficient capital resources; and

●	Minim’s management’s belief that it would be difficult to obtain additional equity or debt financing on acceptable terms, if at all.

The Minim Board of Directors also reviewed the terms and conditions of the proposed Merger Agreement and associated transactions, as well as the safeguards and protective provisions included therein intended to mitigate risks, including:

●	the exchange ratio used to establish the number of shares of Minim common stock to be issued in the merger, and the expected relative percentage ownership of Minim stockholders and e2Companies unitholders immediately following the completion of the merger;

●	the limited number and nature of the conditions to the e2Companies obligation to consummate the merger and the limited risk of non-satisfaction of such conditions as well as the likelihood that the merger will be consummated on a timely basis;

●	the respective rights of, and limitations on, Minim and e2Companies under the Merger Agreement to consider certain unsolicited acquisition proposals under certain circumstances should Minim or e2Companies receive a superior competing proposal;

●	the Minim Voting Agreements, pursuant to which certain stockholders of Minim (solely in their respective capacities as Minim stockholders) beneficially owning a majority of the outstanding shares of Minim common stock agreed, solely in their capacity as stockholders, to vote or deliver (or cause to be delivered) a written consent, as applicable, in favor of the Minim Proposals; and

●	the belief that the terms of the Merger Agreement, including the parties’ representations, warranties and covenants, and the conditions to their respective obligations, are reasonable under the circumstances.

In its deliberations relating to the merger, the Minim Board of Directors also considered a variety of risks and other countervailing factors related to the merger, including:

●	the substantial expenses to be incurred in connection with the merger;

●	the possible volatility, at least in the short term, of the trading price of the Minim common stock resulting from the merger announcement;

●	the risk that the merger might not be consummated in a timely manner, or at all, and the potential adverse effect of the public announcement of the merger or on the delay or failure to complete the merger on the reputation of Minim;

●	the risk to Minim’s business, operations and financial results in the event the merger is not consummated; and

●	the strategic direction of the continuing entity following the completion of the merger, which will be determined by a board of directors.

The Minim Board of Directors believes that, overall, the potential benefits to Minim stockholders of the Merger Agreement outweigh the risks and potential losses that Minim is expected to incur if it continues operating its current business without consummating the merger.

Although this discussion of the information and factors considered by the Minim Board of Directors is believed to include the material facts it considered, it is not intended to be exhaustive and may not include all of the factors considered by the Minim Board of Director. The Minim Board of Directors did not find it useful and did not attempt to quantify or assign any relative or specific weights to the various factors that it considered in reaching its determination that the Merger Agreement and the transactions contemplated thereby are fair to, advisable, and in the best interests of Minim and its stockholders. The Minim Board of Directors based its determination on the totality of the information presented to it and factors considered by it. In addition, individual members of the Minim Board of Directors may have given differing weights to different factors.

On March 11, 2024, Minim’s stockholders, who beneficially held a majority of Minim’s common stock, each entered into voting agreements (“Minim Voting Agreements”) pursuant to which, among other things, each of such stockholders agreed, solely in their capacity as a stockholder, to vote or deliver (or cause to be delivered) a written consent, as applicable, in favor of the Minim Proposals with respect to: (i) all of their shares of Minim common stock and Minim Preferred Stock owned by such holder; and (ii) any subsequently acquired Minim common stock, including upon exercise of any options to purchase Minim common stock or settlement of warrants to purchase Minim common stock or otherwise, including, without limitation, by gift, succession, in the event of a stock split or as a dividend or distribution of any shares of Minim common stock owned by such holder. The Minim Voting Agreements also place certain restrictions on the transfer of the shares of Minim held by such stockholders. The merger requires the written consent of the holders of at least a majority of the outstanding shares of Minim common stock and Minim Preferred Stock on an as-converted basis, voting together as a single class.

Strategy Overview

In addition to supporting our legacy cable and WiFi products, we sought to consider other strategic alternatives for our Company. On March 12, 2024, we and e2Companies entered into the Merger Agreement which is expected to close before June 30, 2024. In the merger, Merger Sub will merge with and into e2Companies, with e2Companies surviving as Minim’s wholly owned subsidiary, and Merger Sub will cease to exist. In connection with the consummation of the merger, Minim will amend and restate its amended and restated certificate of incorporation to, among other things, cause its name to be changed to “e2Companies, Inc.”

e2companies is a leading provider of vertically integrated solutions for power generation and distribution. They are committed to delivering energy resiliency, reliability and regulatory compliance for their customers to unlock savings and revenue opportunities. Their product, Virtual Utility®, is the first utility-grade network of distributed energy resources, designed to deliver full visibility and control with a turnkey solution. As severe weather, electric vehicles and renewable energy sources become more prevalent, e2Companies is on a mission to help companies transition on the path to zero, while solving grid reliability and power quality issues. e2Companies provides power generation and state of the art monitoring systems, for customers in energy market programs.

e2Companies is dedicated to delivering energy resiliency, reliability and regulatory compliance for its customers to unlock savings and revenue opportunities. Currently, its target markets are the continental United States, Puerto Rico and Canada. Its growth strategy is to invest heavily in this market to capture greater market share.

e2Companies has recently refocused sales efforts from a 15-year ESA model to an original equipment manufacturer (“OEM”) model for direct cash sales. The recent tax incentives from the Inflation Reduction Act (the “IRA”) and Investment Tax Credit (the “ITC”) make the OEM sales model very attractive for customers and investors. e2Companies expects the adjustment in sales strategy, which has been driven by feedback from customers, will lead to a shortening of the sales cycle and a corresponding increase in current revenue. e2Companies is also currently seeking to have certain ESA customers convert to OEM purchasers, however, e2Companies will continue to offer the ESA model to customers desiring to avoid the initial upfront cost of purchasing generation systems outright. In connection with adjustment of e2Companies’ sales strategy, e2Companies has implemented cost saving measures to increase the efficiency of revenue production.

Products

General

We created innovative Internet access products that dependably connect people to the information they need and the people they love. Our hardware portfolio included: cable modems, cable modem/routers, mobile broadband modems, wireless routers, Multimedia over Coax Alliance (MoCA) adapters, and mesh home networking devices. Our SaaS platform included: mobile applications, a web application, API suites, and an open-source embedded agent for networking devices.

We sold home networking products under the globally recognized Motorola brand, as well as under our previously owned ZOOM trademark. Our hardware and SaaS products were purchased by consumers to support and protect their family’s connected devices; ISPs to reduce support costs and increase revenue with digitally transformed support and value-added services; and by businesses to affordably support and secure satellite and remote worker networks.

The 2020 License Agreement applied to a wide range of products, including consumer grade cellular modems and gateways, DSL modems and gateways, and MoCA adapters for networking and home security products and services. The Company had 5 systems of the Motorola Mesh Router Systems, including the latest generation of WiFi 6E technology.

Home Networking Hardware

Our networking hardware products connect homes and small offices to the Internet, create wireless networks, and extend the wireless signal. These products were primarily available through retail and e-commerce channels in the U.S.

●	Modems and Modem/Routers (“Gateways”), which are devices that convert cable service into Internet connectivity for ethernet-only connection (modems) or ethernet and wireless connections (modem/routers). Minim’s primary cable modem sales from 2016 through 2023 were of Motorola brand products. We have obtained CableLabs® certification for our currently marketed cable modems, and these cable modems have also received a number of cable service provider certifications. Required by most service providers for interoperability on their networks, all modem and modem/router products must pass this lengthy, expensive, and technically challenging certification process. Minim plans to extend its DOCSIS 3.1 product line, adding high-performance modem/routers including WiFi 6 and mesh-capable routers.

●	Routers and Mesh Systems, which are devices that create WiFi networks. Mesh WiFi systems extend the signal throughout a wider area than a single router can typically cover. In 2020, Minim launched its first mesh WiFi system and plans to extend its mesh and router portfolio with WiFi 6 and WiFi 6E capabilities.

●	Other Local Area Network Products, which are devices that create, extend, or enhance a Local Access Network. Minim currently offers MoCA adapters, which provides an Ethernet connection over coaxial cable between a MoCA-capable router and connected devices.

SaaS

The Minim SaaS platform offers three core software components:

●	Minim mobile application for end users to personalize and monitor their home and office network with features such as speed testing, data usage tracking, security alerts, malware blocking, privacy settings, parental controls.

●	Minim web application that enables technical support representatives in ISPs and businesses to offer efficient remote support with network insights.

●	Minim API suite and MinimOS for third-party hardware vendors, ISPs, and other partners to integrate with the Minim platform, leverage Minim functionality, and manage their own account data. A foundational component of our SaaS is an open-source embedded agent for integration with any third-party router firmware.

Products for Markets outside North America

The vast majority of our sales were in North America from 2015 through 2023 because the business predominantly sold cable modem and modem/router products, and the U.S. is by far the largest market for cable modems sold through retailers.

Networking hardware products for countries outside the U.S. typically differ from a similar product for the U.S. because of varied regulatory and certification requirements, country-specific phone jacks and AC power adapters, and language needs. As a result, the introduction of new products into markets outside North America can incur significant costs and time to market.

Support

We developed quality products that are user-friendly and are designed to require minimal support. We typically support our claims of quality with product warranties of one to two years, depending upon the product. To address the needs of end-users and resellers who require assistance, there is a staff of technical support specialists. They provide telephone support six days per week in English and Spanish and aim to continuously expand languages, availability, and support channels. Our technical support specialists also maintain a significant Internet support facility that includes email, firmware and software downloads, and a digital knowledgebase. In 2023, we transferred our support services to Motorola to address the needs of our customers.

Research and Development

Our research and development efforts were focused on developing new products, enhancing the capabilities of existing products, and reducing production costs. We developed close collaborative relationships with certain of our Original Design Manufacturer (“ODM”) suppliers and component suppliers. We worked with these partners and other sources to identify and respond to emerging technologies and market trends by developing products that address those trends. We also developed all the hardware and firmware for certain products in-house, including some cellular modems and some future cellular sensors.

The Company’s costs on research and development for the years ended December 31, 2023 and 2022 were $3.5 million and $5.8 million, respectively. As of December 31, 2023, we had no employees engaged in research and development. Our research and development team performed hardware design and layout, mechanical design, prototype construction and testing, component specification, firmware and software development, product testing, foreign and domestic regulatory certification efforts, end-user and internal documentation, and third-party software selection and testing.

Manufacturing & Suppliers

Our products were designed for high-volume automated assembly to help assure reduced costs, rapid market entry, short lead times, and reliability. High-volume assembly mostly occurred in Vietnam or China. Our contract manufacturers and original design manufacturers obtained some or all of the components required to assemble the products based upon a Minim approved vendor list and parts list. Our manufacturers inserted parts onto the printed circuit board, with most parts automatically inserted by machine, solder the circuit board, and test the completed assemblies. The contract manufacturer sometimes performed final packaging. For the U.S. and many other markets, packaging was often performed at our facilities in North America, allowing us to tailor the packaging and its contents for our customers immediately before shipping. This facility also performed warehousing, shipping, quality control, finishing and some software updates from time to time. We also performed circuit design, circuit board layout, and strategic component sourcing at our Boston area office.

Our North American facility was located in Tijuana, Mexico. From time to time, we experienced certain challenges associated with the Tijuana facility, specifically relating to bringing products across the border between the U.S. and Mexico. We believed that this facility assisted us in cost- effectively providing rapid response to the needs of our U.S. customers.

Historically, we have used one primary manufacturer for a given design. We had maintained back-up production tooling at a second manufacturer for our highest-volume products. Our manufacturers were normally adequate to meet reasonable and properly planned production needs; but a fire, natural calamity, strike, financial problem, the impacts from a pandemic or another significant event at an assembler’s facility could adversely affect our shipments and revenues. In 2023 and 2022, one and two suppliers, respectively, provided 86% and 93%, respectively, of our purchased inventory.

About e2Companies

Overview

e2Companies is a leading provider of vertically integrated solutions for power generation and distribution. They are committed to delivering energy resiliency, reliability and regulatory compliance for their customers to unlock savings and revenue opportunities. Their product, Virtual Utility®, is the first utility-grade network of distributed energy resources, designed to deliver full visibility and control with a turnkey solution. As severe weather, electric vehicles and renewable energy sources become more prevalent, e2Companies is on a mission to help companies transition on the path to zero, while solving grid reliability and power quality issues.

e2Companies’ products and regulatory services come with full power systems monitoring services on an open architecture that allow for smart building integration, microgrid integration, artificial intelligence and full asset optimization through a private network on our Grid Response Optimization of Virtual Energy (“Grove”) platform. It serves diverse industries, including commercial, manufacturing, retail, healthcare and data centers. e2Companies creates electricity micro-grids offered to hospitals, data centers, schools and mission critical businesses to provide reliable power without reliance on the grid or the large initial capital outlay associated with the purchase of traditional independent power systems.

e2Companies’ Products

Virtual Utility®

For decades, diesel generation has been the traditional back-up power sources for facilities to keep critical processes running during outages. Given increasing emissions restrictions and state and federal regulations shifting requirements for on-site generation, natural gas generation and energy storage systems are gaining favor. To maximize the total cost of ownership, while reducing emissions, improving utility power quality, providing an uninterruptible power supply (“UPS”) to all connected loads, generating revenue in market-based programs, all with the cleanest and lowest operating cost turnkey technology available, there are not many turn-key options in today’s market.

e2Companies is the creator of the industry’s first Virtual Utility®, the industry’s first utility-grade network located on the customer’s site. Virtual Utility® is an independent source of power that optimizes the existing grid and reduces utility dependence, driving energy choice and taking the guesswork out of electric utility for customers. It does so by enhancing the stability of the electric grid and providing behind-the-meter cost flexibility based on variable inputs and market pricing.

The heart of Virtual Utility® is e2Companies’ patented R3Di® System, a self-contained, lithium-iron phosphate battery energy storage system, providing up to one megawatt of power, or enough power for about 100 households, which is modular in design. Matched with a prime-rated, natural gas generator, or any possible electron producing source, it acts as an onsite utility grade system with a synthetic BUS. Its double conversion inverter system (“Double Conversion System”) provides continuous power conditioning and uninterruptible power transfer, while its lithium iron phosphate battery chemistry offers higher energy density, allowing delivery of power to a customer’s facility 24 hours a day, 7 days a week, 365 days a year.

The system is ETL certified to UL 9540 and operates in sync with the grid and independently of it simultaneously, giving facility managers the flexibility to generate power on-site whenever needed, during utility outages, storm avoidance, when utilities experience peak demand or when energy prices are high. At the same time, The R3Di®’s dual isolation transformers provide clean conditioned power to all connected loads, ensuring power sensitive equipment avoids voltage sags or spikes that can impact critical operation.

Figure 1: Stocked R3Di® Design

R3Di® System

By itself, a diesel generator will not provide a “noblip” experience at a facility when there is a loss of utility power. Traditionally, pairing a diesel generator with a UPS provides instantaneous, uninterruptible power to only the facility’s sensitive electronic loads. The purpose of the UPS is to bridge the time between loss of utility and the transfer to the generator. All other loads (HVAC, lighting, etc.) lose power while the generator comes up to rated voltage and frequency and connects to the bus.

With the R3Di®, all facility loads, not just the sensitive electronic loads, can be connected to the R3Di®’s instantaneous, uninterruptible power system. This is possible due to the R3Di®’s High C-rate, or the rate at which a battery is discharged relative to its maximum capacity, fast discharging battery system. Most traditional UPS systems utilize battery systems that are designed for an instantaneous slow discharge maximizing their availability. This limits those batteries’ ability to deliver power to loads that require high inrush currents such as pump motors, elevators, and large transformers. Due to the lithium iron phosphate (“LiFePO4”) chemistry and cathode design of the R3Di®’s battery system, the high discharge capability allows highly inductive loads to connect to the battery instantly without voltage or frequency sags.

Traditional UPS composition consists of lead acid batteries, needing replacement after a five-year lifecycle due to power constantly flowing through the batteries, which leads to quicker degradation. The R3Di® battery energy storage system (“BESS System”) is designed to a twenty-year life, with an extended battery life due to the composition of LiFePO4 and High-C discharging capabilities. Electricity does not continuously flow through the batteries in the R3Di®, extending their life to twenty years or 10,000 cycles. Any generation source is paired to pick up load as the batteries begin to deplete, then recharges the batteries once they have dropped to a selectable depth of discharge.

Like a traditional UPS system, the R3Di®’s Double Conversion System helps smooth transient loading, providing power conditioning and quality, with a seamless (sub-cycle) transfer of power with no interruption to facility’s load. Unlike conventional UPS systems, the R3Di® utilizes bidirectional, full four-quadrant insulated-gate bipolar transistors inverters in both the ACDC rectification and DC-AC conversion stages. A stand-alone diesel would not be able to protect a company’s sensitive equipment from any transient voltage sags or surges. Beyond on-site power generation for reliability, the R3Di® System can play the role of grid assurance, by firming renewables without intermittent power loss with its power conditioning abilities.

The R3Di®’s LiFePO4 battery chemistry is safer than other systems that utilize lithium ion (Li+), valve regulated lead acid (“VRLA”) or lead acid. All batteries store and release electrical energy through electrochemical reactions. When a battery purposely discharges electrical energy, ions move from one electrode to the other through a liquid medium called electrolyte. If during this process the battery undergoes some stress, e.g., an internal short, abnormal heat, etc., the cobalt present in the cathode can release fire-sustaining oxygen. This can result in “thermal runaway”, which is a heat generating reaction that is greater than the ability of a battery cell to release.

In lithium cobalt oxide batteries, thermal runaway can result from the omission of the cobalt with its negative temperature coefficient. The LiFePO4 battery, as found in the R3Di® System does not use cobalt, greatly reducing the risk of fire ignition or propagation. LiFePO4 is thermally and chemically stable, making it less prone to explosions or fires due to misuse or structural damage.

The R3Di®’s BESS takes up considerably less space than that of a Half-C or 1-C battery system. Where space is restricted, the R3Di® System can be configured in a smaller footprint by moving the UPS outdoors and stacking it above the generator, as shown in Figure 2, meaning no interior building space is required.

Figure 2: Side and Front View of the R3Di® System Generator and BESS

The R3Di® System can be paralleled with additional units, in 1MW increments. It is intended to be modular and eliminates, or greatly reduces, balance of plant versus diesel or other systems.

Facilities that have experienced a prolonged outage are impacted by the loss of production, stored product, machinery, and sensitive equipment, as well as the man-hours to reset processes and restore the facility. Even so much as a voltage sag/surge can affect equipment. The seamless conditioning the R3Di® provides protects sensitive equipment and sustains operations during long-term outages. A diesel generator can support the facility, but due to the emissions profile of the diesel engine, it cannot run in prime applications.

Environmental Social Governance (ESG), Societal Return on Investment (SROI) & Tax

The R3Di® System operates as an on-site utility and can do so with drastically reduced emissions and lower operating costs as compared to a similar sized emergency backup diesel generator. The R3Di® System has the lowest emissions profile available amongst comparable reciprocating engines based on independent third-party review with a globally recognized ESG firm. The R3Di® System saves 19,322 tons of emissions cradle-to-gate, as compared to battery storage systems, a net present value of $645,695. For a 1MW solutions, emissions reductions as compared to diesel are as follows:

●	99% reduction in NOx;

●	99% reduction in PM;

●	88% reduction in CO; and

●	61% reduction in VOC.

This is a prime-rated application with no additional after-treatment system, such as a catalytic reduction (SCR), needed.

New initiatives to reduce carbon emissions include tax benefits for those companies that proactively plan to reduce their footprint. The societal return on investment (“SROI”), a method for measuring values that are not traditionally reflected in financial statements, including social, economic and environmental factors, considers the present value of project costs, project revenues, and socioeconomic benefits and costs. This financial benefit is used to measure a company’s value creation and positive impact for its community. Reductions in emissions from cradle-to-gate increase companies’ SROI; benefitting the greater good and health of our society. The R3Di® System, as compared to diesel, has significantly higher SROI as calculated by a third party and detailed in the following table:

Total Present Value of SROI is approximately a $7MM benefit compared to a diesel generator.

	R3Di® System	Diesel	Difference
Tons of CO2e released during gen. run time (based on 200 hours run time)	6,641	19,702	(13,061)
Present Value of CO2e released by gen. run time[1]	$0.23M	$0.80M	($0.53M)
Total Present Value of Societal Cost	$0.12M	$0.84M	($0.72M)

1.	Cantrell. Direct Use of Natural Gas Versus Electrification. 2022. SGA

e2Companies are also thinking about the future. Anticipating any future changes in emissions standards and stricter emissions restrictions, today the R3Di® System is hydrogen ready up to 20% and can run on multiple fuel sources like liquid natural gas and renewable natural gas. The R3Di® System is designed to be future proofed as alternate sources of power develop, such as fuel cells.

Grid Response Optimization of Virtual Energy (Grove)

The other part of Virtual Utility® is e2Companies’ GROVE platform, the operational hub for all distributed assets, including R3Di®. Grove provides a specialized team dedicated to developing personalized operational strategies for the R3Di® System, such as devising a customized playbook that outlines the optimal use of power from public utilities, employing historical data, energy market pricing, and other pertinent factors aligned with specific goals. Grove provides real-time grid information, asset health monitoring, and remote dispatching capabilities.

Grove includes a dedicated energy management team that can help a customer achieve energy goals by reducing energy consumption from utility during peak times, using a custom procurement strategy and analyzing utility bills to avoid hidden fees. Using historical data and advanced analytics, the Grove team predicts peak demand times so you can avoid increased charges. e2Companies also work with a vast network of suppliers to secure the most competitive rates and terms based on the customer’s needs. Our utility bill management services provide additional oversight and insight, resolving billing issues and investigating opportunities for savings. In addition, e2Companies’ centralized services department handles all preventative maintenance and quickly responds to any emergency maintenance request.

Other Products and Services

e2Companies have 15 years of experience developing products and services for regulatory compliance. From simple catalyst systems to Best Available Control Technology (“BACT”) for large stationary power systems including monitoring with remote start and diagnostics, we have the solutions to help the customers’ business. e2Companies’ products are made to order and all of e2Companies’ products are outsourced for production. In 2019, e2Companies started to assemble its monitoring equipment in its new building at 8901 Quality Dr, Bonita Springs, FL 34135.

In addition to R3Di® System, e2Companies current product offerings are listed below:

●	Facility Remote Monitoring;

●	Continuous Parametric Monitoring Systems;

●	RICE NESHAP Systems;

●	Diesel Particulate Filter;

●	Selective Catalytic Reduction;

●	Three-Way Catalyst; and

●	Diesel Oxidation Catalyst.

Compliance and Monitoring Services

e2Companies is a compliance products and services company innovating value through technology-driven risk management using compliance as a service (“CaaS”). e2Companies offers a complete turnkey business model for energy, utility, industrial, and commercial customers. e2Companies compliance products and services help its customer to:

●	Simplify compliance: automating compliance and eliminating manual processes, shortening and eliminating third party consulting, reducing paperwork, including through the Mission Critical platform.

●	Minimize risk: protecting clients’ brands with world-class quality assurance, eliminating liability for process deviations, increasing safety for employees and customers.

●	Increase efficiency: optimizing resource allocation, reducing functional overlap, increasing asset efficiency, including through the energy management platform.

In addition to providing a performance warranty that products will meet emissions standards over their useful life, e2Companies also include service offerings that guarantee compliance with state and federal regulatory requirements such as notification, reporting, testing, and monitoring. e2Companies Step2Comply management tool speeds up a customer’s ability to understand the complex federal, state, and local regulatory environment. Step2Comply includes a proprietary database for the ever-changing landscape of emissions regulations. Further, as an extension of environmental services, e2Companies completes all required reporting and actions required for many regulatory items, including the CAA and CWA.

e2Companies cloud monitoring solution, ICe2c, addresses the need for remote access to real-time information. This information is the keystone for proactive operations and maintenance. ICe2c makes managing any set of assets a possibility, including optimizing operations, managing risks, and leveraging artificial intelligence to detect data patterns and drive efficiency and preventive maintenance schedules.

e2Companies also offer full indemnification for all its products and services, including regulatory monitoring and reporting. These services are combined with remote monitoring, cloud reporting and proprietary software that checks for regulatory changes every second on over a hundred federal, state and local required posting sites. e2Companies supports its products and service offering with insurance that covers each customer from regulatory-based fines and penalties due to violations of environmental standards resulting from its performance.

e2Companies current services offering include the below:

●	U.S. Environmental Protection Agency Program Services

‒	Compliance/Site assessment – definition of need to meet EPA rules

‒	Application Requirements – site-specific systems with engineering review

‒	Permitting – obtain or amend operating permits as required per federal, state and local authorities.

‒	Compliance Mitigation – complete site-specific system and components

‒	Field Installation & Start-up – install and provide startup services of monitoring and control systems ensuring compliance with a 3-year performance warranty and guarantee.

●	Environmental Health & Safety Program Services

‒	Regulatory Conformity/Compliance Assessment;

‒	Evaluation of Operation with existing and proposed regulations;

‒	Performance Auditing;

‒	Quality Assurance/Quality Control, including best management practices and standard operating procedures;

‒	Good Housekeeping Procedures;

‒	Personnel Training, including with respect to permitting and reporting/recordkeeping;

‒	Facility Specific Training;

‒	Development and Implementation of Environmental & Safety Management System, including (i) ISO 9000/14001/18001 standards, (ii) business approach to environmental and safety issues, (iii) performance auditing, (iv) pollution prevention, (v) improved carbon footprint; and (vi) implementation of green programs;

‒	Universal and Hazardous Waste Management; and

‒	EH&S Personnel Staffing (full or part-time).

e2Companies Brands

e2Companies is the creator of the industry’s first Virtual Utility® and a leading provider of integrated solutions for power generation, distribution, and energy economics.

e2 Mission Critical Ltd. is a global organization focused on providing essential energy for critical environments in EMEA such as data centers, hospitals, industrial facilities, and retail centers.

e2Companies’ energy management team provides industry-leading utility and energy market experience to drive real-time asset optimization and unmatched customer service.

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

The principal competitive factors for the products include the following:

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

Prior to the Motorola License Agreement cancellation, we believed that we provided a competitive mix of the above factors for our products, particularly when they are sold through retailers, computer product distributors, small to medium sized Internet service providers, and system integrators. We have been less successful in selling directly to large telecommunication providers and other large providers of broadband access services.

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

e2Companies Market Considerations and Competitive Conditions

Market Considerations

The push for electrification is rapidly driving implementation of smart technology to enhance customer experience in everything from electric vehicles (“EVs”) and home energy management systems to industrial automation. At the same time, consumers have less choice over both where their power comes from and when.

According to the U.S. Department of Energy recently published report on virtual power plans (“VPP”)1, the U.S. electric grid will need to add enough new capacity to serve over 200 gigawatts (“GW”) of peak demand by 2030. With this increased load on the grid, businesses are even more susceptible to power interruptions. Short-duration blackouts can cause large-scale damage to products and manufacturing lines. A single power blip can disrupt businesses that depend on automation like robotics, that then have to wait for their machines to reboot.

In addition to rising demand for electric grid capacity, energy prices continue to increase. The U.S. Bureau of Labor Statistics revealed that the average utility bill in the United States increased by 16% from August 2021 to August 2022, and many energy experts expect electricity prices to continue increasing.

As a result of these trends, commercial and industrial customers, who have historically used diesel, batteries, and solar, are looking to outside resources to overcome the limitations of these power sources. Furthermore, many commercial and industrial customers value cost savings, capital strategies, reliability, and sustainability. Until now, no single product has served those needs. Instead, companies have incorporated various projects, which have often been technically challenging, cost prohibitive, or limited in some other way.

According to the U.S. Department of Energy, VPPs will play an important role in the race to find energy solutions that meet the grid needs of tomorrow without compromising on environmental impact. VPPs are a distributed energy resource (“DER”), a smaller-scale power source relative to the public utility and is usually located on-site or closer to the end user. DERs can include anything as small as a solar panel or battery, or as large as a VPP. According to U.S. Department of Energy, tripling the current scale of VPPs could address 10-20% of the projected peak demand. This could avoid approximately $10 billion in annual grid costs, and much of the money that is spent on VPPs would flow back to participating consumers.

e2Companies believes that the Virtual Utility® product will benefit from the projected rising demand for VPPs and, further, offers several competitive advantages. Both Virtual Utility® and VPPs are considered DERs and place an emphasis on lowering costs and providing reliable and resilient power. But there are some important differences, one of the main ones being that while VPPs are owned and operated by a utility, Virtual Utility® gives the customer complete energy choice. In addition, Virtual Utility® provides other advantages addressing specific challenges and requirements associated with implementing a VPP. A more detailed comparison of VPP and Virtual Utility® features is detailed in the following chart:

[1]	U.S. Department of Energy. The Pathway to: Virtual Power Plans Commercial LiftOff. Available at: https://liftoff.energy.gov/vpp/

Virtual Power Plant	Virtual Utility®
Utility owns and operates portfolio of VPPs, sometimes with third-party software	Customer can own and operate the DERs that comprise the VU, such as the R3Di® system
Manufacturer/retailer of DER enrolls and manages.	Customer can own the DER and VU can manage for customer, if desired.
Dispersed	Centrally located
Aggregates disparate assets to be controlled by the utility company	Customer has complete autonomy with public utility’s optionality
Bundle of technical assets that can be turned on and off. Someone else controls electricity generation.	You have full control over your electricity generation mix + optional monitoring and optimization service.
A group of decentralized assets with disparate data sources that are pooled together to mimic a centralized power plant.	Data is aggregated in one central platform (Grove365), designed to give end-users complete SCADA control.
Can be vulnerable to cyber-attacks due to cloud computing and the accessibility of the physical location of the hardware.	Triple-redundant security protocols, with verification of end-user controls, independent of cloud computing.
Broad definition - can refer to many different types of networks and physical assets.	Tangible, specific - refers to one, unified transmission and distribution network.
Aggregates many DERs to reduce demand during peaks	Streamlines all power, generation, delivery, billing, and supply management in a compact footprint to give the consumer complete energy autonomy

In addition to rising energy prices and capacity demands, e2Companies are also benefiting from positive trends in the specific industries they are serving.

Retail - Additional Value with Electric Vehicle Adoption

As electrification of vehicles becomes standard, there will be a need for 1.2 million public chargers.2 By 2030, it is estimated that EV charging demand will surge from 11 billion kWh to 230 billion kWh.3 With thousands of gigawatts of demand from those chargers, there will be a need for additional power capacity to support the grid. Our R3Di® System allows for on-site DC Fast Charging (“DCFC”) for EV cars, trucks, fleets, etc. which is something that diesel generation cannot do.

DCFC provides a quick recharge for EVs but has substantial power requirements as shown in the below table. The R3Di® System provides excess generation to power EV chargers directly or support the facility and the EV chargers during power outages or when experiencing power quality issues.

Figure 3: EV Charging Levels

[2]	Kampshoff, Kumar, Peloquin, Sahdec. Building the electric-vehicle charging infrastructure America needs. McKinsey & Company, April 18, 2022. P.1. (“McKinsey & Company Report”).
[3]	McKinsey & Company Report.

The R3Di® system integrates with current EV and fleet chargers. There’s no impact to the provider facility as the system only uses excess capacity for charging.

Commercial

Commercial buildings are responsible for as much as 40% of US energy consumption, and a significant percentage of it is wasted by unused or underutilized buildings. Owners and operators face increasing pressure to reduce their carbon footprint. Our R3Di® System offers an attractive solution, saving an average of 19,322 tons of emissions over its lifetime compared to traditional battery storage systems.

Data Centers

According to Frost & Sullivan research, global data center energy consumption is projected to grow 27% by 2030 to 353 terawatt hours (“TWh”) and is soon expected to hit 8% of global energy consumption. As the volume of data increases exponentially and AI-powered applications require vastly more computing power, supplying reliable power to keep data centers running and keep servers cool has become a compounding challenge. This added demand, combined with unpredictable weather patterns, means that resolving critical power issues while adhering to environmental regulations is increasingly difficult. e2Companies believe that Virtual Utility® can help increase resiliency through reliable, uninterruptible power, while also enabling the data centers to operate independently of the grid and facilitating compliance with applicable laws and regulations.

Manufacturing

Manufacturers face increasing pressure to reduce their carbon footprint. The U.S. Energy Information Administration predicts the industrial sector will see a 26% increase in emissions by 2050. In addition to monitoring and facilitating reduction in emissions and providing data verified by a third party, e2Companies offer manufacturing customers personalized assistance with developing ESG strategies that meet environmental compliance regulations and expectations from stakeholders.

Healthcare

Worldwide, the health care sector is responsible for as much as 4.6 percent of total greenhouse gas emissions, which include carbon dioxide, methane, and ozone, among others.4 In the United States, where the share is 8.5%, the health care system is becoming more, not less, polluting: emissions increased 6% from 2010 to 2018.5 Most hospitals and healthcare facilities rely on a combination of traditional backup diesel generators and battery storage systems, which only provide power to the most critical equipment and aren’t designed for long-duration outages. Virtual Utility® offers a competitive solution by providing on-site power generation and energy storage systems combined with continuous monitoring of energy market pricing, weather and grid conditions. e2Companies integrated solution can also help reduce the emissions of existing diesel generators by at least 70% to meet EPA standards.

e2Companies Competition

e2Companies encounter stiff competition in all aspects of their business and compete head on with many other companies who provide compliance products and services to the energy industry.

e2Companies competition primarily consists of manufacturers and distributors of power generation and heavy electrical equipment including switchgear companies, electrical contractors, electrical engineering firms and companies involved in providing utilities with demand response and load curtailment products and services. Electric utilities could also offer their own DER solutions, which would decrease e2Companies’ base of potential customers. Additionally, several well-established companies have developed microturbines used in DER, and a number of companies are also developing alternative generation technology such as wind, fuel cells and solar energy systems. Several large companies are also becoming leaders in uninterruptible power supply system technology, and companies developing and marketing their proprietary smart grid technologies are also potential competitors. Many of these technologies are eligible for and supported by governmental financial incentives. Additionally, technologies that make commercial, institutional and industrial operations more efficient result in lower electricity use, reducing the benefits of using the Virtual Utility® product.

[4]	The Commonwealth Fund. How the U.S. Health Care System Contributes to Climate Change. 2022. Available at: https://www.commonwealthfund.org/publications/explainer/2022/apr/how-us-health-care-system-contributes- climate-change (“The Commonwealth Fund”).
[5]	The Commonwealth Fund.

e2Companies also compete with numerous providers of transmission and distribution construction and maintenance firms. Many of these firms have broader customer bases, strong track records of performance and larger resources of personnel and equipment. Competitors in this area are diverse, consisting of both large and small firms on regional and national levels.

The markets for e2Companies’ products, services and technology are competitive and are characterized by rapidly changing technology, new and emerging products and services, frequent performance improvements and evolving industry and regulatory standards. e2Companies expect the intensity of competition to increase in the future because the growth potential of the energy market has attracted and is anticipated to continue to attract many new competitors, including new businesses as well as established businesses from different industries. As a result of increased competition, e2Companies may have to reduce the price of products and services, and may experience reduced gross margins, loss of market share or inability to penetrate or develop new markets, or increases in operating expenses or capital investment required to develop and maintain competitive product offerings, any one of which could adversely affect operating results.

e2Companies competitors may have far greater capital, human resources, technology, and name recognition. e2Companies primary competitors include engine OEMs and uninterruptible power source OEMS as well as PowerSecure, Inc. and Enchanted Rock Ltd. e2Companies believe that its primary competitive advantages include the following:

●	Financing: e2Companies supply and/or own all necessary assets secured with DER and Utility contracts managed by third party aggregators and/or utility bill management companies.

●	Installation: turnkey capacity components are installed to meet building and zoning requirements to place generation assets into Utility programs and meet customer load requirements.

●	Asset Management: service, maintenance, fuel and potential start/stop requirements to insure performance under the agreements for DER/Utility programs and return.

●	Monitoring: 24/7/365 electronic monitoring of all essential capacity parameters, including engine, battery, oil, water and switchgear.

●	Compliance: review of regulatory requirements to proceed with DER contracts and ongoing compliance plans for continued compliance through the term of the applicable contract.

●	Indemnification: full indemnification of fines and penalties, including all necessary reporting during the term of the applicable contract.

●	Resiliency: asset is available for grid outages or poor-quality grid issues for e2Companies customers and we insure losses (limited) if it does not perform as intended.

In order to be successful in the future, e2Companies must continue to respond promptly and effectively to the challenges of technological change and to e2Companies competitors’ innovations. While e2Companies believes that it competes favorably with respect to the above factors, no assurance can be provided that e2Companies products and services will continue to compete favorably in the future against current and future competitors or that e2Companies will be successful in responding to changes in other markets including new products and services and enhancements to existing products and services introduced by our existing competitors or new competitors entering the market.

Intellectual Property Rights

We have trademarks and copyrights for our firmware (software on a chip), printed circuit board artwork, instructions, packaging, and literature, and intelligent software. We also have three active patents that expire in 2031. There cannot be any assurance that the validity of a patent will not be challenged. Moreover, our means of protecting our proprietary rights may not be adequate and our competitors may independently develop comparable or superior technologies.

Intellectual Property rights of e2Companies

e2Companies’ success depends in part on its ability to obtain intellectual property protection for its proprietary technology, information, algorithms, processes and know-how to prevent others from infringing, misappropriating, or otherwise violating our intellectual property rights, to defend and enforce our intellectual property rights, and to operate without infringing, misappropriating, or otherwise violating valid and enforceable intellectual property rights of others. e2Companies currently uses and owns a number of patents, trademarks, copyrights and similar intellectual property in connection with its businesses and owns registrations and applications to register them both domestically [and internationally]. e2Companies relies on a strategy that combines the use of copyright, patents, trademarks, trade secret laws, know-how, and license agreements, as well as other intellectual property laws, employment, confidentiality and contractual protections, to establish and protect its intellectual property rights.

Patents

In February 2022, e2Companies’ flagship technology, the R3Di system, was patent approved. The U.S. Patent and Trademark Office accepted e2Companies’ claims and approved all 19 claims in e2Companies’ patent request. This makes e2Companies the sole supplier of a high-capacity discharge open transition system, which is now protected by a full patent for 20 years. This system is a full replacement for the more expensive uninterruptible power supply systems with shorter life spans and increased toxic landfill waste. It also gives a customer fully conditioned power to their entire property and enables renewable equipment or electric vehicle charging stations to be easily added.

Trademarks

e2Companies’ trademark portfolio is designed to protect intellectual property, technology applications, and any future products. As of April 10, 2024, e2Companies owns three trademarks across three countries, with two additional trademarks pending.

Trade Secrets

e2Companies’ also relies on trade secrets relating to its proprietary information, including its algorithms, and it maintains the confidentiality of such proprietary information to protect aspects of its business that are not amenable to, or that it does not consider appropriate for, patent protection. e2Companies seeks to protect its trade secrets and know-how by relying on trade secret laws, client license agreements, employee and third-party nondisclosure agreements and other methods with parties who have access to such information. Such agreements generally provide that all confidential information concerning e2Companies’ business or financial affairs developed or made known to the individual during the course of the individual’s relationship with e2Companies are to be kept confidential and not disclosed to third parties except in specific circumstances.

Human Capital

As of December 31, 2023, Minim had 1 employee, who served in an administrative function, and five consultants, who support administrative, operations, and management information management systems.

Our Board of Directors, through our Compensation Committee, provides oversight on employee matters. The Compensation Committee receives updates on activities, strategies and initiatives related to our employees.

As of the date hereof, e2Companies has 43 full-time employees. None of its employees are covered by a collective bargaining agreement and they have not experienced any work stoppage and consider relations with employees to be good.

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

e2Companies’ principal executive offices are located at 8901 Quality Rd, Bonita Springs, Florida 34135, its telephone number is (833) 682-7273, and its website is located at www.e2companies.com. Information on or accessed through e2Companies’ website is not incorporated into this Annual Report.

ITEM 1A. – RISK FACTORS

Risks Related to the Merger with e2Companies

The announcement and pendency of an Agreement and Plan of Merger with e2Companies LLC may result in disruptions to our business, and the Merger could divert management’s attention, and result in negative publicity or legal proceedings, any of which could negatively impact our operating results and ongoing business.

On March 12, 2024, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with e2Companies LLC (“e2Companies”). Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), holders of the outstanding common units of e2Companies (“e2 Shares”) will receive such number of shares of common stock, par value $0.01 per share, of the Company (“Company Shares”) representing approximately 97% of the issued and outstanding Company Shares (on a fully-diluted basis). Pursuant to the Merger Agreement, MME Sub 1 LLC (“Merger Sub”), a subsidiary of Minim, Inc., will merge with and into e2Companies, with e2Companies remaining as the surviving entity (the “Merger”).

The pursuit of the proposed Merger has placed an increased burden on management and internal resources, which may have a negative impact on our ongoing business. It also diverts management’s time and attention from the day-to-day operation of our business. This could adversely affect our financial results.

Any of the foregoing, individually or in combination, could materially and adversely affect our business, our financial condition and our results of operations and prospects.

The Merger may not be completed within the expected timeframe, or at all, for a variety of reasons, including the possibility that the Merger Agreement is terminated, and the failure to complete the Merger could adversely affect our business, results of operations, financial condition, and the market price of our common stock.

There can be no assurance that the Merger will be completed in the expected timeframe, or at all. The Merger Agreement contains a number of customary closing conditions that must be satisfied or waived prior to the completion of the Merger, including, among others, (i) the Company Shares to be issued in the Merger (“Merger Consideration”) being approved for listing on the Nasdaq Capital Market (“Nasdaq”), (ii) the effectiveness of a registration statement on Form S-4 registering the Merger Consideration; (iii) any waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, will have expired or been terminated; and (iv) the consent or approval of the Company’s stockholders, as applicable, of (a) the Merger, (b) the issuance of the Merger Consideration, and (c) an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, to among other things, change the Company’s name to e2Companies, Inc. following the Merger (the “Stockholder Approvals”).

The Merger Agreement may be terminated under certain customary and limited circumstances prior to the closing including by the mutual consent of the Company and e2Companies if the closing has not occurred by June 15, 2024, subject to the right of either party to gain a 30 day extension, and including, but not limited to, if the Stockholder Approvals have not been obtained, if the Company Shares are delisted from Nasdaq and deregistered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), upon uncured breaches of representations, warranties and covenants or if a court of competent jurisdiction permanently restrains the Merger from occurring.

If the Merger is not completed within the expected timeframe or at all, we may be subject to a number of material risks, including:

-	the market price of our common stock may decline to the extent that current market prices reflect a market assumption that the Merger will be completed;

-	some costs related to the Merger must be paid whether or not the Merger is completed, and we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed transaction with e2Companies, as well as the diversion of management and resources towards the Merger, for which we will have received little or no benefit if completion of the Merger does not occur; and

-	we may experience negative publicity and/or reactions from our investors and various business relationships.

Stockholder litigation could prevent or delay the closing of the pending Merger or otherwise negatively impact our business, operating results and financial condition.

We may incur additional costs in connection with the defense or settlement of stockholder litigation in connection with the pending Merger. Such litigation may adversely affect our ability to complete the pending Merger. We could incur significant costs in connection with such litigation, including costs associated with the indemnification obligations to our directors and officers. Such litigation may be distracting to management and may require us to incur additional, significant costs. Such litigation could result in the Merger being delayed and/or enjoined by a court of competent jurisdiction, which could prevent the Merger from becoming effective.

The issuance of shares of Minim common stock to e2Companies unitholders in the merger will substantially dilute the voting power of current Minim stockholders. Having a minority share position will reduce the influence that current stockholders have on the management of Minim.

Pursuant to the terms of the Merger Agreement, at the effective time of the merger, Minim will issue (or reserve for future issuance) shares of its common stock to e2Companies unitholders as merger consideration. As a result, upon completion of the merger, the current Minim stockholders will hold approximately an amount of shares currently expected to be approximately 3% of the fully diluted equity of the combined company. Accordingly, the issuance of the shares of Minim common stock to e2Companies unitholders in the merger will significantly reduce the ownership stake and relative voting power of each share of Minim common stock held by current Minim stockholders. Consequently, following the merger, the ability of Minim’s current stockholders to influence the management of Minim will be substantially reduced.

The issuance, or expected issuance, of Minim common stock in connection with the merger could decrease the market price of Minim common stock.

In connection with the merger and as part of the merger consideration, Minim expects to issue shares of Minim common stock to e2Companies’ unitholders. The anticipated issuance of Minim common stock in the merger may result in fluctuations in the market price of Minim common stock, including a stock price decrease. In addition, the perception in the market that the holders of a large number of shares of Minim common stock may intend to sell shares could reduce the market price of Minim common stock.

The intended benefits of the merger may not be realized.

The merger poses risks for Minim’s and e2Companies’ ongoing operations, including, among others:

●	that senior management’s attention may be diverted from the management of Minim’s and e2Companies’ current operations and development of its products;

●	costs and expenses associated with any undisclosed or potential liabilities; and

●	unforeseen difficulties may arise in integrating e2Companies’ and Minim’s business in the combined company.

As a result of the foregoing, the combined company may be unable to realize the full strategic and financial benefits currently anticipated from the merger, and Minim or e2Companies cannot assure you that the merger will be accretive to Minim or e2Companies in the near term or at all. Furthermore, if Minim or e2Companies fails to realize the intended benefits of the merger, the market price of the combined company’s common stock could decline to the extent that the market price reflects those benefits. Minim’s stockholders will have experienced substantial dilution of their ownership interests in Minim without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined company is able to realize only part of the strategic and financial benefits currently anticipated from the merger.

If the merger is completed, e2Companies executive officers and e2Companies appointees to the combined company’s board of directors will have the ability to significantly influence the combined company’s management and business affairs, as well as matters submitted to the combined company’s board of directors or stockholders for approval, especially if they decide to act together with the current e2Companies unitholders.

Upon completion of the merger, the former e2Companies unitholders will own approximately 97% of the combined company on a fully diluted basis. If the merger is completed, the combined company is expected to be led by e2Companies executive officers. Furthermore, the combined company’s anticipated board of directors will consist of seven members, five of which will be appointed by e2Companies pursuant to the terms of the Merger Agreement. As a result, such persons, if they choose to act together, will have the ability to significantly influence the combined company’s management and business affairs, as well as matters submitted to the combined company’s board of directors or stockholders for approval.

The announcement and pendency of the merger could have an adverse effect on Minim’s or e2Companies’ business, financial condition, results of operations or business prospects.

The announcement and pendency of the merger could disrupt Minim’s and/or e2Companies’ businesses in the following ways, among others:

●

Minim’s or e2Companies’ current and prospective employees could experience uncertainty about their future roles within the combined company, and this uncertainty might adversely affect Minim’s or e2Companies’ ability to retain, recruit and motivate key personnel;

●

the attention of Minim’s or e2Companies’ management may be directed towards the completion of the merger and other transaction-related considerations and may be diverted from the day-to-day business operations of Minim or e2Companies, as applicable, and matters related to the merger may require commitments of time and resources that could otherwise have been devoted to other opportunities that might have been beneficial to Minim or e2Companies, as applicable;

●

customers, prospective customers, suppliers, collaborators and other third parties with business relationships with Minim or e2Companies may decide not to renew or may decide to seek to terminate, change or renegotiate their relationships with Minim or e2Companies as a result of the merger, whether pursuant to the terms of their existing agreements with Minim or e2Companies; and

●	the market price of Minim’s common stock may decline to the extent that the current market price reflects a market assumption that the proposed merger will be completed.

Should they occur, any of these matters could adversely affect the businesses of, or harm the financial condition, results of operations or business prospects of, Minim or e2Companies.

During the pendency of the merger, Minim or e2Companies may not be able to enter into a business combination with another party and will be subject to contractual limitations on certain actions because of restrictions in the Merger Agreement.

Covenants in the Merger Agreement impede the ability of Minim or e2Companies to make dispositions or acquisitions or complete other transactions that are not in the ordinary course of business pending completion of the merger, potential spin-off of all or a portion of Minim’s assets prior to the consummation of the merger, excluding certain permitted financings as set forth in the Merger Agreement. As a result, if the merger is not completed, the parties may be at a disadvantage to their competitors. In addition, while the Merger Agreement is in effect and subject to limited exceptions, Minim is prohibited from soliciting, initiating, encouraging or taking actions designed to facilitate any inquiries or the making of any proposal or offer that could lead to the entering into certain extraordinary transactions with any third party, such as a sale of assets, an acquisition, a tender offer, a merger or other business combination outside the ordinary course of business. These restrictions may prevent Minim from pursuing otherwise attractive business opportunities or other capital structure alternatives and making other changes to its business or executing certain of its business strategies prior to the completion of the merger, which could be favorable to Minim stockholders.

Certain provisions of the Merger Agreement may discourage third parties from submitting competing proposals, including proposals that may be superior to the arrangements contemplated by the Merger Agreement.

The terms of the Merger Agreement prohibit Minim from soliciting competing proposals or cooperating with persons making unsolicited takeover proposals, except in limited circumstances if the Minim Board of Directors determines in good faith, after consultation with its independent financial advisor and outside counsel, that an unsolicited competing proposal constitutes, or would reasonably be expected to result in, a superior competing proposal and that failure to take such action would be reasonably likely to result in a breach of the fiduciary duties of the Minim Board of Directors. In the event that the Minim Board of Directors withdraws or modifies its recommendation for approval of the merger based on such superior competing proposal, e2Companies may terminate the Merger Agreement.

The exchange ratio is not adjustable based on the market price of Minim common stock, so the merger consideration at the closing may have a greater or lesser value than at the time the Merger Agreement was signed.

The Merger Agreement has set the exchange ratio formula for the e2Companies common units, and the exchange ratio is only adjustable upward or downward to reflect Minim’s and e2Companies’ equity capitalization as of immediately prior to the effective time of the merger. Any changes in the market price of common stock before the completion of the merger will not affect the number of shares e2Companies unitholders will be entitled to receive pursuant to the Merger Agreement. Therefore, if before the completion of the merger, the market price of Minim common stock declines from the market price on the date of the Merger Agreement, then e2Companies unitholders could receive merger consideration with substantially lower value. Similarly, if before the completion of the merger, the market price of Minim common stock increases from the market price on the date of the Merger Agreement, then e2Companies unitholders could receive merger consideration with substantially more value for their shares of e2Companies common units than the parties had negotiated for in the establishment of the exchange ratio.

Minim is expected to incur substantial expenses related to the merger with e2Companies.

Minim has incurred, and expects to continue to incur, substantial expenses in connection with the merger, as well as operating as a public company. Minim will incur significant fees and expenses relating to legal, accounting, financial advisory and other transaction fees and costs associated with the merger. Actual transaction costs may substantially exceed Minim’s estimates and may have an adverse effect on the combined company’s financial condition and operating results.

Failure to complete the merger could negatively affect the value of Minim common stock and the future business and financial results of both Minim and e2Companies.

If the merger is not completed, the ongoing businesses of Minim and e2Companies could be adversely affected. Moreover, each of Minim and e2Companies will be subject to a variety of risks associated with the failure to complete the merger, including without limitation the following:

●	diversion of management focus and resources from operational matters and other strategic opportunities while working to implement the merger;

●	reputational harm due to the adverse perception of any failure to successfully complete the merger; and

●	having to pay certain costs relating to the merger, such as legal, accounting, financial advisory, filing and printing fees.

If the merger is not completed, the market price of Minim common stock and the business and financial results of both Minim (including the cessation of its operations) and e2Companies could be materially affected.

The merger is expected to result in a limitation on the combined company’s ability to utilize its net operating loss carryforward.

Under Section 382 of the Code, use of Minim’s net operating loss carryforwards (“NOLs”) will be limited if Minim experiences a cumulative change in ownership of greater than 50% in a moving three-year period. At December 31, 2023, Minim had approximately $76.9 million of net operating loss. Minim will experience an ownership change as a result of the merger and therefore its ability to utilize its NOLs and certain credit carryforwards remaining at the effective time of the merger will be limited. The limitation will be determined by the fair market value of Minim’s common stock outstanding prior to the ownership change, multiplied by the applicable federal rate. It is expected that the merger will impose a limitation on Minim’s NOLs. Limitations imposed on Minim’s ability to utilize NOLs could cause U.S. federal and state income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs.

The merger may be completed even though material adverse changes may result from the announcement of the merger, industry-wide changes or other causes.

In general, either party can refuse to complete the merger if there is a material adverse effect (as defined in the Merger Agreement) affecting the other party between March 12, 2024, the date of the Merger Agreement, and the closing of the merger. However, some types of changes do not permit either party to refuse to complete the merger, even if such changes would have a material adverse effect on Minim or e2Companies, as the case may be:

○	general conditions affecting the industry in which each party operates;

○	changes generally affecting the United States or global economy or capital markets as a whole;

○	any changes (after the date of the Merger Agreement) in GAAP or applicable law or other legal requirement;

○	any hurricane, flood, tornado, earthquake, or other natural disaster, epidemic, plague, pandemic or other public health event or any other force majeure event, or any national or international calamity or crisis;

○	the public announcement of the Merger Agreement or the pendency of the transactions contemplated thereunder; or

○	the taking of any action, or the failure to take any action, by either party that is expressly required by the terms of the Merger Agreement.

If adverse changes occur but Minim and e2Companies must still complete the merger, the market price of Minim common stock may suffer.

Minim and e2Companies may become involved in securities litigation or stockholder derivative litigation in connection with the merger, and this could divert the attention of Minim and e2Companies management and harm the combined company’s business, and insurance coverage may not be sufficient to cover all related costs and damages.

Securities litigation or stockholder derivative litigation frequently follows the announcement of certain significant business transactions, such as the sale of a business division or announcement of a business combination transaction. Minim and e2Companies may become involved in this type of litigation in connection with the merger, and the combined company may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect the business of Minim, e2Companies and the combined company.

Risks Related to the Combined Company Following the Merger

Minim stockholders and e2Companies unitholders may not realize a benefit from the merger commensurate with the ownership dilution they will experience in connection with the merger.

If the combined organization is unable to realize the full strategic and financial benefits currently anticipated from the merger, Minim stockholders and e2Companies unitholders will have experienced substantial dilution of their ownership interests in their respective companies without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined organization is able to realize only part of the strategic and financial benefits currently anticipated from the merger. Furthermore, if the combined company fails to realize the intended benefits of the merger, the market price of Minim common stock could decline to the extent that the market price reflects those benefits.

The market price of the combined company’s common stock after the merger may be subject to significant fluctuations and volatility, and the stockholders of the company may be unable to resell their shares at a profit and may incur losses.

There has not been a public market for the combined company’s common stock. The market price of the combined company’s common stock could be subject to significant fluctuation following the merger. The current business of Minim differs from that of e2Companies in important respects and, accordingly, the results of operations of the combined company and the market price of the combined company’s common stock following the merger may be affected by factors different from those currently affecting the results of operations of Minim. Broad market and industry factors, as well as general economic, political and market conditions such as recessions or interest rate changes, may seriously affect the market price of the combined company’s common stock, regardless of the actual operating performance of the combined company. Some of the factors that may cause the market price of the combined company’s common stock to fluctuate include:

●	investors reacting negatively to the effect on the combined company’s business and prospects from the merger;

●	the announcement of new products, new developments, services or technological innovations by the combined company or the combined company’s competitors;

●	actual or anticipated quarterly increases or decreases in revenue, gross margin or earnings, and changes in the combined company’s business, operations or prospects;

●	announcements relating to strategic relationships, mergers, acquisitions, partnerships, collaborations, joint ventures, capital commitments, or other events by the combined company or the combined company’s competitors;

●	conditions or trends in the power services and communications industries;

●	changes in the economic performance or market valuations of other power services and communications companies;

●	general market conditions or domestic or international macroeconomic and geopolitical factors unrelated to the combined company’s performance or financial condition;

●	sale of the combined company’s common stock by stockholders, including executives and directors;

●	volatility and limitations in trading volumes of the combined company’s common stock;

●	volatility in the market prices and trading volumes of the communications stocks;

●	the combined company’s ability to finance its business;

●	ability to secure resources and the necessary personnel to pursue the plans of the combined company;

●	failure to meet external expectations or management guidance;

●	changes in the combined company’s capital structure or dividend policy, future issuances of securities, sales or distributions of large blocks of common stock by stockholders;

●	the combined company’s cash position;

●	announcements and events surrounding financing efforts, including debt and equity securities;

●	analyst research reports, recommendations and changes in recommendations, price targets, and withdrawals of coverage;

●	departures and additions of key personnel;

●	disputes and litigation related to intellectual properties, proprietary rights, and contractual obligations;

●	investigations by regulators into the operations of the combined company or those of the combined company’s competitors;

●	changes in applicable laws, rules, regulations, or accounting practices and other dynamics; and

●	other events or factors, many of which may be out of the combined company’s control.

In the past, following periods of volatility in the overall market and the market prices of particular companies’ securities, securities class action litigation has often been instituted against these companies. Litigation of this type, if instituted against the combined company, could result in substantial costs and a diversion of management’s attention and resources of the combined company. Any adverse determination in any such litigation or any amounts paid to settle any such actual or threatened litigation could require that the combined company make significant payments.

If the merger is consummated, the business operations, strategies and focus of the combined company will fundamentally change, and these changes may not result in an improvement in the value of its common stock.

Pending the consummation of the merger it is currently anticipated that the combined company would focus its resources on executing e2Companies’ current business plan.

If the merger is consummated, an investment in Minim’s common stock will primarily represent an investment in the business operations, strategies and focus of e2Companies. The failure to successfully commercialize or to develop and market other products will significantly diminish the anticipated benefits of the merger and have a material adverse effect on the business of the combined company. There is no assurance that the combined company’s business operations, strategies or focus will be successful following the merger, and the merger could depress the value of the combined company’s common stock.

The combined company may issue additional equity securities in the future, which may result in further dilution to existing investors.

To the extent the combined company raises additional capital by issuing equity securities, the combined company’s stockholders may experience substantial dilution. The combined company may, from time to time, sell additional equity securities in one or more transactions at prices and in a manner it determines. If the combined company sells additional equity securities, existing stockholders may be materially diluted. In addition, new investors could gain rights superior to existing stockholders, such as liquidation and other preferences. In addition, the number of shares available for future grants under the combined company’s equity compensation plans may be increased in the future. In addition, the exercise or conversion of outstanding options or warrants to purchase shares of capital stock may result in dilution to the combined company’s stockholders upon any such exercise or conversion.

All of Minim’s outstanding shares of common stock are, and any shares of Minim common stock that are issued in the merger are expected to be, freely tradable without restrictions or further registration under the Securities Act, except for any shares held by affiliates of the combined company, as defined in Rule 144 under the Securities Act. Rule 144 defines an affiliate as a person who directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, the combined company and would include persons such as the combined company’s directors and executive officers and large stockholders. In turn, resales, or the perception by the market that a substantial number of resales could occur, could have the effect of depressing the market price of the combined company’s common stock.

The concentration of the capital stock ownership with insiders of the combined company after the merger will likely limit the ability of the stockholders of the combined company to influence corporate matters.

Following the merger, the executive officers, directors, five percent or greater stockholders, and the respective affiliated entities of the combined company will, in the aggregate, beneficially own a significant majority of the combined company’s outstanding common stock. As a result, these stockholders, acting together, will have control over matters that require approval by the combined company’s stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a corporate transaction that other stockholders may view as beneficial.

Certain stockholders could attempt to influence changes within Minim, which could adversely affect Minim’s operations, financial condition and the value of Minim’s common stock.

The combined company’s stockholders may from time to time seek to acquire a controlling stake in the combined company, engage in proxy solicitations, advance stockholder proposals or otherwise attempt to effect changes. Campaigns by stockholders to effect changes at publicly traded companies are sometimes led by investors seeking to increase short-term stockholder value through actions such as financial restructuring, increased debt, special dividends, stock repurchases or sales of assets or the entire company. Responding to proxy contests and other actions by activist stockholders can be costly and time-consuming and could disrupt the combined company’s operations and divert the attention of the combined company’s board of directors and senior management from the pursuit of the proposed merger transaction. These actions could adversely affect the combined company’s operations, financial condition, ability to consummate the merger and the value of the combined company’s common stock.

The sale or availability for sale of a substantial number of shares of common stock of the combined company after the merger could adversely affect the market price of such shares after the merger.

Sales of a substantial number of shares of common stock of the combined company in the public market after the merger and other legal restrictions on resale, or the perception that these sales could occur, could adversely affect the market price of such shares and could materially impair the combined company’s ability to raise capital through equity offerings in the future. Minim and e2Companies are unable to predict what effect, if any, market sales of securities held by significant stockholders, directors or officers of the combined company or the availability of these securities for future sale will have on the market price of the combined company’s common stock after the merger.

The combined company also intends to register all of the shares of common stock issuable upon the exercise of any options or other equity incentives the combined company may grant in the future, for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

If securities analysts do not publish research or reports about the business of the combined company, or if they publish negative evaluations, the price of the combined company’s common stock could decline.

The trading market for the combined company’s common stock will rely in part on the availability of research and reports that third-party industry or financial analysts publish about the combined company. Furthermore, if one or more of the analysts who do cover the combined company (if any) downgrades its stock, its stock price would likely decline. If one or more of these analysts cease coverage of the combined company, the combined company could lose visibility in the market, which in turn could cause its stock price to decline. Additionally, if securities analysts publish negative evaluations of competitors in the combined company’s industries, the comparative effect could cause the combined company’s stock price to decline.

The combined company’s management will be required to devote substantial time to comply with public company regulations.

As a public company, the combined company will incur significant legal, accounting and other expenses that e2Companies did not incur as a private company. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), as well as rules implemented by the SEC and Nasdaq, impose various requirements on public companies, including those related to corporate governance practices. The combined company’s management and other personnel will need to devote a substantial amount of time to these requirements. Moreover, these rules and regulations will increase the combined company’s legal and financial compliance costs relative to those of e2Companies and will make some activities more time-consuming and costly.

The Sarbanes-Oxley Act requires, among other things, that the combined company maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, the combined company must perform system and process evaluation and testing of its internal control over financial reporting to allow management and the combined company’s independent registered public accounting firm to report on the effectiveness of its internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act (“Section 404”). The combined company’s compliance with these requirements will require that it incur substantial accounting and related expenses and expend significant management efforts. The combined company will likely need to hire additional accounting and financial staff to satisfy the ongoing requirements of Section 404. The costs of hiring such staff may be material and there can be no assurance that such staff will be immediately available to the combined company. Moreover, if the combined company is not able to comply with the requirements of Section 404, or if the combined company or its independent registered public accounting firm identifies deficiencies in its internal control over financial reporting that are deemed to be material weaknesses, investors could lose confidence in the accuracy and completeness of the combined company’s financial reports, the market price of the combined company’s common stock could decline and the combined company could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities.

The combined company may not be able to timely and effectively implement controls and procedures required by Section 404 that will be applicable to the combined company after the merger.

e2Companies is not currently subject to Section 404. However, following the merger, the combined company will be subject to Section 404. The standards required for a public company under Section 404 are significantly more stringent than those required of e2Companies as a privately held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that will be applicable to the combined company after the merger. If management is not able to implement the additional requirements of Section 404 in a timely manner or with adequate compliance, it may not be able to assess whether its internal control over financial reporting is effective, which may subject the combined company to adverse regulatory consequences and could harm investor confidence and cause the market price of the combined company’s common stock to decline.

Subsequent to the consummation of the merger, the combined company may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on its financial condition, results of operations and stock price, which could cause you to lose some or all of your investment.

Although Minim and e2Companies have conducted due diligence on each other, there can be no assurances that their diligence revealed all material issues that may be present in the other company’s business, that all material issues through a customary amount of due diligence will be uncovered, or that factors outside of Minim’s and e2Companies’ control will not later arise. As a result, the combined company may be forced to later write down or write-off assets, restructure operations, or incur impairment or other charges that could result in losses. Even if due diligence successfully identifies certain risks, unexpected risks may arise, and previously known risks may materialize in a manner not consistent with each company’s preliminary risk analysis. Even though these charges may be non-cash items and may not have an immediate impact on liquidity, the fact that the combined company reports charges of this nature could contribute to negative market perceptions about the combined company or its securities. In addition, charges of this nature may make future financing difficult to obtain on favorable terms or at all.

Minim and e2Companies do not anticipate that the combined company will pay any cash dividends in the foreseeable future.

The current expectation is that the combined company will retain its future earnings, if any, to fund the development and growth of the combined company’s business. As a result, capital appreciation, if any, of the common stock of the combined company will be your sole source of gain, if any, for the foreseeable future.

In the event that the combined company fails to satisfy any of the listing requirements of The Nasdaq Capital Market, its common stock may be delisted, which could affect its market price and liquidity.

Following the merger, the combined company’s common stock is expected to be listed on The Nasdaq Capital Market. For continued listing on The Nasdaq Capital Market, the combined company will be required to comply with the continued listing requirements, including the minimum market capitalization standard, the corporate governance requirements and the minimum closing bid price requirement, among other requirements. In the event that the combined company fails to satisfy any of the listing requirements of The Nasdaq Capital Market, its common stock may be delisted. If the combined company is unable to list on The Nasdaq Capital Market, it would likely be more difficult to trade in or obtain accurate quotations as to the market price of the combined company’s common stock. If the combined company’s securities are delisted from trading on The Nasdaq Capital Market, and the combined company is not able to list its securities on another exchange or to have them quoted on Nasdaq, the combined company’s securities could be quoted on the OTC Bulletin Board or on the “pink sheets.” As a result, the combined company could face significant adverse consequences including:

●	a limited availability of market quotations for its securities;

●	a determination that its common stock is a “penny stock,” which will require brokers trading in its common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for the combined company’s securities;

●	a limited amount of news and analyst coverage for the combined company; and

●	a decreased ability to issue additional securities (including pursuant to short-form registration statements on Form S-3) or to obtain additional financing in the future.

An active trading market for combined company common stock may not develop.

The listing of combined company common stock on The Nasdaq Capital Market does not assure that a meaningful, consistent and liquid trading market exists. An active trading market for shares of combined company common stock may never develop or be sustained. If an active market for the combined company common stock does not develop, it may be difficult for investors to sell their shares either without depressing the market price for the shares or at all.

The combined company may acquire businesses or products, or form strategic alliances, in the future, and may not realize the benefits of such acquisitions.

The combined company may acquire additional businesses or products, form strategic alliances, or create joint ventures with third parties that it believes will complement or augment its existing business. If the combined company acquires businesses with promising markets or technologies, it may not be able to realize the benefit of acquiring such businesses if it is unable to successfully integrate them with its existing operations and company culture. The combined company may encounter numerous difficulties in developing, manufacturing, and marketing any new products resulting from a strategic alliance or acquisition that delay or prevent it from realizing their expected benefits or enhancing its business. There is no assurance that, following any such acquisition, the combined company will achieve the synergies expected to justify the transaction, which could result in a material adverse effect on the combined company’s business and prospects.

Risks Related to the Minim Business and to the Company

There is substantial doubt about our ability to continue as a going concern, which may affect our ability to obtain future financing and may require us to curtail or cease our operations.

Our consolidated financial statements as of December 31, 2023 were prepared under the assumption that we will continue as a going concern. At December 31, 2023, we had cash and cash equivalents of $709,000. We estimate that our existing cash resources will not be sufficient to fund our operations into the first quarter of 2025. Our ability to continue as a going concern will depend on our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce or contain expenditures and increase revenues. Based on these factors, management determined that there is substantial doubt regarding our ability to continue as a going concern. Our independent registered public accounting firm expressed substantial doubt as to our ability to continue as a going concern in its report dated April 12, 2024 included elsewhere in this Form 10-K.

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

We may be unsuccessful in integrating the operations of the business we expect to acquire in the future.

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

Over the next 12 months we may require additional funding if, for instance, we continue to experience losses. As of December 31, 2023, the Company does not have a borrowing facility in place after it fully repaid and terminated the revolving facility with Silicon Valley Bank in October 2023.

Epidemic and pandemic diseases (including the COVID-19 pandemic) could have a material adverse effect on our business, financial condition, results of operations, cash flows, and ability to comply with regulatory requirements.

Outbreaks of epidemic, pandemic, or contagious diseases, such as COVID-19, could cause disruptions in our business and the businesses of third parties who we depend upon for manufacturing and other services. These disruptions could include disruptions in our ability to manufacture our products, distribute our products, or obtain services. These disruptions have caused, and could cause further, closures of our facilities or the facilities of our suppliers. Any disruption of the businesses of our suppliers or manufacturers would likely impact our sales and operating results. In addition, a significant outbreak of epidemic, pandemic, or contagious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products. Any of these events could have a material adverse effect on our business, financial condition, results of operations, or cash flows. Additionally, such outbreaks could disrupt our ability to timely file periodic reports required by the Securities and Exchange Commission or the stock exchanges on which our common stock is listed, which may lead to the delisting or downgrading of our common stock on such stock exchanges.

Risks Related to Our Products, Technology and Intellectual Property

We may be subject to product returns resulting from defects or from overstocking of our products.

We are exposed to the risk of product returns from our customers. Overstocking has led in the past and may lead in the future to higher-than-normal customer returns.

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

Patent litigation matters are complex and time consuming and expose Minim to potential material obligations. It is impossible to assess the potential cost and senior management distraction associated with patent litigation matters that are currently outstanding or may occur in the future.

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

ITEM 1B. – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

In November 2021, we entered into two operating lease agreements extending the leases on our 24,000 square foot production and warehousing facilities in Tijuana, Mexico through November 2023. The Company did not renew the leases after they expired in November 2023. The Mexico facilities formerly performed most of the final assembly, testing, packaging, warehousing and distribution at these facilities.

We lease 3,218 square feet of office space located in Canton, Massachusetts under an operating lease agreement, which expires in May 2024.

We also lease our principal executive offices in Manchester, New Hampshire, from a related party (refer to Note 6 in the Notes to the Consolidated Financial Statements), which totals approximately 2,656 square feet. The lease is month-to-month with a 60-day termination notification.

We believe that these facilities are suitable and sufficient to meet our current and anticipated needs in the near term and that additional space can be obtained on commercially reasonable terms as needed.

ITEM 3 – LEGAL PROCEEDINGS

From time to time, the Company and its subsidiaries, as well as e2Companies, are subject to lawsuits, arbitrations, claims, and other legal proceedings arising in the ordinary course of business. Such legal actions may include claims for substantial or unspecified compensatory and/or punitive damages. Absolute assurance cannot be given that such actions will be resolved without costly litigation in a manner that is not adverse to our financial position, results of operations or cash flows. Neither the Company nor e2Comnpanies are currently a party to any material pending legal proceedings.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently traded on the Nasdaq under the symbol “MINM”. The closing price of our common stock on Nasdaq was $5.83 per share on April 1, 2024. As of April 1, 2024, there were 2,965,900 shares of our common stock outstanding and 59 holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our capital stock and do not plan to pay any cash dividends in the foreseeable future. Our current policy is to retain all of our earnings to finance future growth.

Repurchases by the Company

During the fiscal year ended December 31, 2023, we did not repurchase any shares of our common stock.

Equity Compensation Plan Information

Information required by this part is hereby incorporated by reference from our definitive proxy statement for our 2024 annual meeting of stockholders which will be filed with the SEC within 120 days after the close of our fiscal year.

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

Overview

We historically delivered comprehensive WiFi as a Service platform to make everyone’s connected home safe and supportive for life and work.

Generally, our gross margin for a given product depends on a number of factors, including the type of customer to whom we were selling. The gross margin for products sold to retailers tended to be higher than for some of our other customers; but the sales, support, returns, and overhead costs associated with products sold to retailers also tended to be higher.

Our cash and cash equivalents balance on December 31, 2023 was $709 thousand compared to $530 thousand on December 31, 2022. On December 31, 2023, we had no outstanding borrowings. Our working capital was $(0.8) million as of December 31, 2023.

The major changes in cash and cash equivalents during fiscal 2023 was a decrease of approximately $1.9 million in accounts receivables, a decrease of $15.5 million in inventory, an increase of $8.3 million in accounts payable, and a decrease of $3.2 million in accrued expenses. In fiscal 2023, the Company also had a net loss of $17.6 million, which contributed to a decrease in cash and cash equivalents.

The Company’s ability to maintain adequate levels of liquidity depends in part on our ability to sell inventory on hand and collect related receivables. The Company is evaluating options related to its liquidity. The Company will continue to monitor its costs in relation to its sales and adjust its cost structure accordingly.

In the years ended December 31, 2023 and 2022, we generated net sales of $26.1 million and $50.6 million, respectively.

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

Revenue Recognition. We primarily sell hardware products to computer peripherals retailers, computer product distributors, OEMs, and direct to consumers and other channel partners via the Internet. The hardware products include cable modems and gateways, mobile broadband modems, wireless routers, MoCA adapters and mesh home networking devices. We also sell the Minim subscription service that enables and secures a better-connected home using the Minim AI-driven smart home WiFi management and security platform.

The SaaS was offered over a defined contract period, generally one year. These services were available as an on-demand application over the defined term. The agreements included service offerings, which deliver applications and technologies via cloud-based deployment models that we develop functionality for, provide unspecified updates and enhancements for, and host, manage, provide upgrades and support for the customers’ access by entering into solution agreements for a stated period. The monthly fees charged to the customers are based on the number of subscribers utilizing the services each month, and the revenue recognized generally corresponds to the monthly billing amounts as the services are delivered. Customers do not have the contractual right or ability to take possession of the hosted software.

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

Results of Operations

The following table sets forth certain financial data derived from our consolidated statements of operations for the years ended December 31, 2023 and 2022 presented in absolute dollars and as a percentage of net sales, with dollars and percentage change year over year.

	Years ended December 31,				Change
	2023		2022		$	%
Net sales	$26,106,271	100.0%	$50,622,143	100.0%	$(24,515,873)	(48.4)%
Cost of goods sold	25,635,383	98.2	38,695,605	76.4	(13,060,222)	(33.8)
Gross profit	470,888	1.8	11,926,538	23.6	(11,455,651)	(96.1)
Operating expenses:
Selling and marketing	9,472,527	36.3	15,022,638	29.7	(5,550,111)	(36.9)
General and administrative	4,758,357	18.2	6,124,034	12.1	(1,365,677)	(22.3)
Research and development	3,446,595	13.2	5,824,906	11.5	(2,378,311)	(40.8)
Total operating expenses	17,677,479	67.7	26,971,578	53.3	(9,294,099)	(34.5)

Operating loss	(17,206,591)	(65.9)	(15,045,040)	(29.7)	(2,161,552)	(14.4)

Total other income (expense)	(384,715)	(1.5)	(391,856)	(0.8)	7,141	1.8

Loss before income taxes	(17,591,305)	(67.4)	(15,436,896)	(30.5)	(2,154,410)	(14.0)

Income tax provision	42,619	0.2	112,348	0.2	(69,729)	62.1
Net loss	$(17,633,924)	(67.5)%	$(15,549,244)	(30.7)%	$(2,084,681)	(13.4)%

Comparison of Fiscal Years 2023 and 2022

The following table sets forth our revenues by product and the changes in revenues for fiscal year ended December 31, 2023, as compared to fiscal year ended December 31, 2022:

	Years ended December 31,
	2023	2022	Change $	Change %
Cable Modems & gateways	$23,972,003	$48,433,757	$(24,461,754)	(50.5)%
Other networking products	571,517	1,276,849	(705,332)	(55.2)
Software as a Service	1,562,751	911,537	651,213	71.4
Total	$26,106,271	$50,622,143	$(24,515,873)	(48.4)%

Net Sales

Our total net sales decreased year-over-year by $24.5 million or 48.4%. The decline in net sales is directly attributable to decreased sales of Motorola branded cable modems and gateways. In both 2023 and 2022, we primarily generated our sales by selling cable modems and gateways. Sales related to SaaS offerings were $1.6 million and $912 thousand in the years ended December 31, 2023 and 2022, respectively. The decrease in other networking products of $700 thousand in 2023 compared to 2022 is primarily due to a reduction in MoCA products and a refocus on new products introductions.

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

The following table presents net sales, cost of goods sold, and gross margin, for the periods indicated:

	Years ended December 31,
	2023	2022	$ Change	% Change
Net sales	$26,106,271	$50,622,143	$(24,515,873)	(48.4)%
Cost of goods sold	$25,635,383	$38,695,605	$(13,060,222)	(33.8)%
Gross margin	1.8%	23.6%

Gross profit and gross margin decreased in fiscal 2023 compared to the prior fiscal year, primarily due to the decline in net sales.

We expect fiscal 2024 gross margins to increase. Our cost of goods sold as a percentage of net sales can vary significantly based upon factors such as: uncertainties surrounding revenue volumes, including future pricing and/or potential discounts as a result of the economy, competition, the timing of sales, and related production level variances; import customs duties and imposed tariffs; changes in technology; changes in product mix; expenses associated with writing off excessive or obsolete inventory; fluctuations in freight costs; manufacturing and purchase price variances; and changes in prices on commodity components.

Selling and Marketing

Selling and marketing expenses consist primarily of advertising, trade shows, corporate communications and other marketing expenses, product marketing expenses, outbound freight costs, personnel expenses for sales and marketing staff, technical support expenses, and facility allocations. The following table presents sales and marketing expenses, for the periods indicated:

	Years ended December 31,
	2023	2022	$ Change	% Change
Selling and marketing	$9,472,527	$15,022,638	$(5,550,111)	(36.9)%

Sales and marketing expenses decreased in fiscal 2023, as compared to the prior year, primarily due to a decrease in marketing program campaigns of $2.0 million, personnel costs of $1.5 million, and Motorola royalty fees of $1.5 million.

We expect our selling and marketing expenses as a percentage of net sales in fiscal 2024 to decrease compared to fiscal 2023 levels. Expenses may fluctuate depending on sales levels achieved as certain expenses, such as commissions, are determined based upon the net sales achieved. Forecasting selling and marketing expenses is highly dependent on expected net sales levels and could vary significantly depending on actual net sales achieved in any given quarter. Marketing expenses may also fluctuate depending upon the timing, extent and nature of marketing programs.

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

	Years ended December 31,
	2023	2022	$ Change	% Change
General and administrative	$4,758,357	$6,124,034	$(1,365,677)	(22.3)%

General and administrative expenses decreased $1.4 million primarily due to a decrease of $1.4 million in personnel costs and $0.5 million in professional services fees, partially offset by an increase in insurance costs of $0.4 million.

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

	Years ended December 31,
	2023	2022	$ Change	% Change
Research and development	$3,446,595	$5,824,906	$(2,378,311)	(40.8)%

The decrease of $2.4 million was primarily due to personnel costs of $1.7 million, $0.2 million software licenses, and $0.2 million professional services fees.

We believe that innovation and technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies, products and services. We continue to invest in research and development to expand our hardware product offerings focused on premium WiFi 6E, WiFi 6, and software solutions. We expect research and development expenses as a percentage of net sales in fiscal 2024 to be below fiscal 2023 levels. Research and development expenses may fluctuate depending on the timing and number of development activities and could vary significantly as a percentage of net sales, depending on actual net sales achieved in any given year.

Other Income (Expense)

	Years ended December 31,
	2023	2022	$ Change	% Change
Other income (expense)	$(384,715)	$(391,856)	$7,141	1.8%

Other income (expense), net was an expense of $385 thousand in fiscal 2023 and expense of $392 thousand in fiscal 2022, primarily due to increased borrowing interest rates related to the SVB Loan Agreement.

Income Tax Expense. We recorded minimum state income tax for a few states and tax related to our operations in Mexico, which was $43 thousand and $112 thousand in fiscal 2023 and fiscal 2022, respectively.

	Years ended December 31,
	2023	2022	$ Change	% Change
Income taxes	$42,619	$112,348	$(69,729)	(62.1)%

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, sales of inventory, borrowing under our line of credit, prior to repayment and termination, at December 31, 2023. As of December 31, 2023, we had cash and cash equivalents of $709 thousand and $0 in restricted cash as compared to $530 thousand in cash and cash equivalents and $500 thousand in restricted cash on December 31, 2022. On December 31, 2023, we had no outstanding borrowings and working capital of $(0.8) million. We have funded our operations.

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

Our consolidated financial statements as of December 31, 2023 were prepared under the assumption that we will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt exists about our ability to continue as a going concern, and we will require additional liquidity to continue operations beyond the next 12 months.

Our consolidated financial statements as of December 31, 2023, do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if we were unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or part of their investment.

Cash Flows

The following table presents our cash flows for the periods presented:

	Years ended December 31,
	2023	2022
Cash provided by (used in) operating activities	$4,849,555	$(12,170,073)
Cash used in investing activities	(381,865)	(695,017)
Cash provided by (used in) financing activities	(4,788,478)	824,755
Net (decrease) increase in cash and cash equivalents	$(320,788)	$12,040,335

Cash Flows from Operating Activities.

Cash provided by operating activities of $4.9 million for 2023 reflected our net loss of $17.6 million, adjusted for non-cash expenses, consisting primarily of $0.6 million of depreciation and amortization, $0.3 million of stock-based compensation expense, and a $0.2 million provision for accounts receivable allowance. Uses of cash included a reduction in accrued expenses of $3.3 million and decrease in deferred revenue of $1.4 million. Sources of cash included a decrease of accounts receivable of $1.9 million, a decrease in inventory of $15.5 million, and decrease in prepaid expenses and other current assets of $0.3 million.

Cash used in operating activities of $12.2 million for 2022 reflected our net loss of $15.5 million, adjusted for non-cash expenses, consisting primarily of $0.8 million of depreciation and amortization, $1.2 million of stock-based compensation expense, and a $0.1 million write-off of goodwill and intangible assets. Uses of cash included a reduction in accounts payable of $9.6 million and a decrease in accrued expenses of $0.8 million. Sources of cash included a decrease of accounts receivable of $2.2 million, a decrease in inventory of $6.7 million, and increase in deferred revenue of $671 thousand.

Cash Flows from Investing Activities.

In 2023, $162 thousand was used to purchase equipment and $219 thousand was used for certification costs.

In 2022, $277 thousand was used to purchase equipment and $418 thousand was used for certification costs.

Cash Flows from Financing Activities. Cash used in financing activities in 2023 consisted of $4.8 million in borrowing repayments under our SVB line-of-credit.

Cash provided by financing activities in 2022 consisted of proceeds from a bridge loan of $1 million, proceeds from stock option exercises of $0.2 million. Use of cash in 2022 included $0.4 million in borrowing reductions under our SVB line-of-credit.

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

At December 31, 2023, we believe our current cash and cash equivalents may not be sufficient to fund working capital requirements, capital expenditures and operations during the next twelve months. Our ability to continue as a going concern will depend on our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce or contain expenditures and increase revenues. Based on these factors, management determined that there is substantial doubt regarding our ability to continue as a going concern. The Company will continue to monitor its costs in relation to its sales and adjust accordingly.

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

At December 31, 2023, we have Federal and state net operating loss carry forwards of approximately $76.9 million and $44.9 million, respectively, available to reduce future taxable income. A valuation allowance has been established for the full amount of deferred income tax assets as management has concluded that it is more likely than-not that the benefits from such assets will not be realized.

Contractual Obligations

For a description of our operating leases, refer to Note 6 and for a description of our bank credit line and bridge loan agreement, license agreement and purchase commitments, refer to Note 5 in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

ITEM 8 – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MINIM, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of
Minim, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Minim, Inc. (the "Company") as of December 31, 2023, the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

We have also audited the adjustments made for the effects of the adjustments to retrospectively apply the reverse stock split as described in Note 8 as of and for the years ended December 31, 2023 and 2022. In our opinion, such adjustments were appropriate and have been properly applied. We were not engaged to audit, review or apply any procedures to the 2022 consolidated financial statements of the Company other than with respect to the adjustments to Note 8 and, accordingly, we do not express an opinion or any other form of assurance of the 2022 consolidated financial statements taken as a whole.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or are required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/s/ BF Borgers CPA PC
We have served as the Company’s auditor since 2023.
Lakewood, CO
April 12, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors

Minim, Inc.

Opinion on the Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the reverse stock split as described in Note 8, the accompanying consolidated balance sheets of Minim, Inc. and subsidiaries (the Company) as of December 31, 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows, for the year then ended, and the related notes to the consolidated financial statements (collectively, the financial statements).The 2022 financial statements before the effects of the adjustments described in Note 8 are not presented herein. In our opinion, before the effects of the adjustments to retrospectively apply the reverse stock split, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to retrospectively apply the reverse stock split as described in Note 8 and accordingly we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying 2022 financial statements were prepared assuming that the Company would continue as a going concern. As discussed in Note 1 to the 2022 financial statements, the Company suffered recurring losses and negative cash flows from operations and needed additional funding within the next twelve months. This raised substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters were also described in Note 1 to the 2022 financial statements. The 2022 financial statements did not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ RSM US LLP
We served as the Company’s auditor from 2021 to 2023.
Boston, Massachusetts
April 12, 2024

MINIM, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2023 and 2022

	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$709,322	$530,110
Restricted cash	-	500,000
Accounts receivable, net of allowance for doubtful accounts of $312,983 and $138,331 as of December 31, 2023 and, 2022, respectively	701,377	2,758,406
Inventories, net	9,952,647	25,415,206
Prepaid expenses and other current assets	35,768	360,735
Total current assets	11,399,114	29,564,457

Equipment, net	432,505	636,973
Operating lease right-of-use assets	22,512	173,480
Intangible assets, net	33,247	73,301
Other assets	472,587	511,795
Total assets	$12,359,965	$30,960,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank credit line	$-	$4,758,663
Accounts payable	11,143,693	2,837,191
Current maturities of bridge loan agreement	-	1,000,000
Current maturities of operating lease liabilities	22,512	150,968
Accrued expenses	1,077,843	4,440,724
Deferred revenue, current	-	633,542
Total current liabilities	12,244,048	13,821,088

Operating lease liabilities, less current maturities	-	22,512
Deferred revenue, noncurrent	-	771,738
Total Liabilities	12,244,048	14,615,338

Commitments and Contingencies (Note 7)

Stockholders’ equity
Preferred Stock, Authorized: 2,000,000 shares at $0.001 par value; 0 shares issued and outstanding	-	-
Common Stock: Authorized: 60,000,000 shares at December 31, 2023 and 2022, at $0.01 par value; issued and outstanding: 2,632,809 shares and 1,877,970 shares at December 31, 2023 and 2022, respectively	479,335	469,492
Additional paid-in capital	92,105,360	90,710,030
Accumulated deficit	(92,468,778)	(74,834,854)
Total stockholders’ equity	115,917	16,344,668
Total liabilities and stockholders’ equity	$12,359,965	$30,960,006

The accompanying notes are an integral part of these consolidated financial statements.

MINIM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2023 and 2022

	2023	2022
Net sales	$26,106,271	$50,622,143
Cost of goods sold	25,635,383	38,695,605
Gross profit	470,888	11,926,538

Operating expenses:
Selling and marketing	9,472,527	15,022,638
General and administrative	4,758,357	6,124,034
Research and development	3,446,595	5,824,906
Total operating expenses	17,677,479	26,971,578
Operating loss	(17,206,591)	(15,045,040)

Other income (expense):
Interest income	2,554	457
Interest expense	(385,952)	(394,615)
Other, net	(1,316)	2,302
Total other income (expense)	(384,714)	(391,856)

Loss before income taxes	(17,591,305)	(15,436,896)

Income tax provision	42,619	112,348

Net loss	$(17,633,924)	$(15,549,244)

Basic and diluted net loss per share	$(9.08)	$(8.38)

Weighted average common and common equivalent shares:
Basic and diluted	1,941,800	1,855,965

The accompanying notes are an integral part of these consolidated financial statements.

MINIM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2023 and 2022

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2021	1,835,402	$458,850	$89,313,273	$(59,285,610)	$30,486,513

Net loss	-	-	-	(15,549,244)	(15,549,244)
Stock option exercises	17,237	4,308	232,496	-	236,804
Common stock issued for vested restricted units	25,331	6,334	(6,334)	-	-
Stock-based compensation	-	-	1,170,595	-	1,170,595
Balance at December 31, 2022	1,877,970	469,492	90,710,030	(74,834,854)	16,344,668

Net loss	-	-	-	(17,633,924)	(17,633,924)
Common stock issued for vested restricted units	20,496	2,500	(2,500)	-	-
Shares issued in exchange for debt conversion	734,343	7,343	1,118,435	-	1,125,778
Stock-Based Compensation	-	-	279,395	-	279,395
Balance at December 31, 2023	2,632,809	$479,335	$92,105,360	$(92,468,778)	$115,917

The accompanying notes are an integral part of these consolidated financial statements.

MINIM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2023 and 2022

	2023	2022
Cash flows used in operating activities:
Net loss	$(17,633,924)	$(15,549,244)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	612,138	837,228
Amortization of right-of-use assets	150,968	172,060
Amortization of debt issuance costs	29,845	71,401
Amortization of sales contract costs	-	75,514
Stock-based compensation	279,395	1,170,595
Goodwill impairment charge	-	58,872
Intangible asset impairment charge	-	67,415
Provision for (recovery of) credit losses	174,652	(98,489)
Provision for inventory reserves	-	1,785,566
Changes in operating assets and liabilities:
Accounts receivable	1,882,377	2,220,746
Inventories	15,462,559	6,690,515
Prepaid expenses and other current assets	324,963	227,150
Other assets	53,458	63,044
Accounts payable	8,306,503	(9,621,054)
Accrued expenses	(3,237,131)	(839,265)
Deferred revenue	(1,405,280)	670,532
Operating lease liabilities	(150,968)	(172,659)
Net cash provided by (used in) operating activities	4,849,555	(12,170,073)

Cash flows from investing activities:
Purchases of equipment	(162,270)	(276,665)
Certification costs incurred and capitalized	(219,595)	(418,352)
Net cash used in investing activities	(381,865)	(695,017)

Cash flows from financing activities:
Net repayment on the bank credit line	(4,788,478)	(377,811)
Proceeds from bridge loan agreement	-	1,000,000
Repayment of government loan	-	(34,237)
Proceeds from stock option exercises	-	236,803
Net cash provided by (used in) financing activities	(4,788,478)	824,755

Net change in cash, cash equivalents, and restricted cash	(320,788)	(12,040,335)

Cash, cash equivalents, and restricted cash - Beginning	1,030,110	13,070,445

Cash, cash equivalents, and restricted cash - Ending	$709,322	$1,030,110

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$238,329	$394,615
Income taxes	$42,619	$88,348

Cash is reported on the consolidated statements of cash flows as follows:
Cash and cash equivalents	$709,322	$530,110
Restricted cash	-	500,000
Total cash, cash equivalents, and restricted cash	$709,322	$1,030,110

The accompanying notes are an integral part of these consolidated financial statements.

MINIM, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

(1) NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Minim, Inc. and its wholly owned subsidiaries, MME Sub 1 LLC, Cadence Connectivity, Inc., MTRLC LLC, and Minim Asia Private Limited, are herein collectively referred to as “Minim” or the “Company”. The Company delivers intelligent networking products that reliably and securely connect homes and offices around the world. We were the exclusive global license holder to the Motorola brand for home networking hardware until 2023. The Company designs and manufactures products including cable modems, cable modem/routers, mobile broadband modems, wireless routers, Multimedia over Coax (“MoCA”) adapters and mesh home networking devices. Our AI-driven cloud software platform and applications make network management and security simple for home and business users, as well as the service providers that assist them— leading to higher customer satisfaction and decreased support burden.

On January 21, 2022, Zoom Connectivity, Inc. filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Certificate of Incorporation to change its legal corporate name from “Zoom Connectivity, Inc.” to “Cadence Connectivity, Inc.”, effective as of January 21, 2022.

MME Sub 1 LLC, a wholly owned subsidiary of Minim, Inc., was formed in March 2024 and is a limited liability company organized in Florida that is intended for the purpose of the Merger Agreement with e2Companies LLC (Note 12).

Going Concern

The Company’s consolidated financial statements as of December 31, 2023 were prepared under the assumption that the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, as of December 31, 2023, substantial doubt exists about the Company’s ability to continue as a going concern. The Company has incurred recurring losses and negative cash flows from operations, and our ability to continue as a going concern will depend on our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce or contain expenditures and increase revenues. As of December 31, 2023, the Company had cash and cash equivalents of $709 thousand and during the year ended December 31, 2023, the Company recorded a net loss of $17.6 million. The Company will require additional liquidity to continue operations beyond the next 12 months.

The Company is evaluating strategies to obtain the required additional funding for future operations. These strategies may include but are not limited to equity offerings, debt financings, and cost reductions. However, given a variety of external factors, the Company may be unable to access further equity or debt financing when needed. The Company may engage in cost-cutting measures in an attempt to extend its cash resources. The Company may explore sale or merger of its operations. As such, there can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all.

On March 12, 2024, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with e2 Companies LLC, a Florida limited liability company (“e2 Companies”). No guarantee exists that the merger will successfully be consummated (refer to Note 12 for more information on the Merger Agreement with e2 Companies).

The Company’s consolidated financial statements as of December 31, 2023, do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern. If the Company is unable to raise additional capital and is therefore unable to continue as a going concern, it may have to liquidate its assets and may receive less than the value at which those assets are carried on its consolidated financial statements, and it is likely that investors will lose all or part of their investment.

Liquidity

The Company’s operations have historically been financed through the issuance of common stock and borrowings. Since inception, the Company has incurred significant losses and negative cash flows from operations. During the year ended December 31, 2023, the Company incurred a net loss of $17.6 million, and generated cash in operations of $4.9 million, which was offset by $5.2 million in combined uses of cash from investing and financing activities. As of December 31, 2023, the Company had an accumulated deficit of $92.5 million and cash and cash equivalents of $709 thousand. The Company will continue to monitor its costs in relation to its sales and adjust its cost structure accordingly. Management of the Company believes it will not have sufficient resources to continue as a going concern through at least one year from the issuance of these financial statements.

Basis of Presentation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). All significant intercompany balances and transactions have been eliminated in the consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

Certain amounts in the consolidated financial statements and associated notes may not add up due to rounding. All percentages have been calculated using unrounded amounts.

On April 17, 2023, the Company effected a 25:1 reverse stock split for each share of common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. These judgments, estimates and assumptions made by the Company include, but are not limited to revenue recognition, expected credit losses; contract liabilities (sales returns); valuation allowance for deferred income tax assets; write-downs of inventory for slow-moving and obsolete items and stock-based compensation. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results may differ from those estimates under different assumptions or conditions and the differences may be material.

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash, Cash Equivalents and Restricted Cash

As of December 31, 2022, the restricted cash balance of $500 thousand, respectively, related to letters of credit to support a bond on tariffs. The Company did not have restricted cash balance as of December 31, 2023.

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. As of December 31, 2023 and 2022, the Company’s cash equivalents were held in institutions in the U.S. and include deposits in higher-interest bank accounts which were unrestricted as to withdrawal or use.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, restricted cash and accounts receivable. Substantially all the Company’s cash and cash equivalents and restricted cash are held at one financial institution, Silicon Valley Bank, which was placed into receivership by the FDIC on March 9, 2023. On March 10, 2023, the Silicon Valley Bank depositor accounts and loan facilities, including the Company’s bank accounts and line of credit, were transferred to Silicon Valley Bridge Bank. Through Silicon Valley Bridge Bank, the Company’s bank balances are fully insured by the FDIC and the line of credit facility remains operational, allowing the Company to draw from it as required. The Company has not experienced any credit losses on its cash and cash equivalents and restricted cash through December 31, 2023 and has not experienced any credit losses as of the date of filing this Form 10-K

For the year ended December 31, 2023, two customers accounted for 10% or greater individually, and 80% in the aggregate of the Company’s total net sales. For the year ended December 31, 2022, two customers accounted for 10% or greater individually, and 87% in the aggregate of the Company’s total net sales. Accounts receivable are unsecured and the Company does not require collateral; however, the Company does assess the collectability of accounts receivable based on a number of factors, including past transaction history with, and the creditworthiness of, the customer. Accordingly, the Company is exposed to credit risk associated with accounts receivable. At December 31, 2023, one customer with an accounts receivable balance of 10% or greater individually accounted for 96% of the Company’s accounts receivable. At December 31, 2022, two customers with an accounts receivable balance of 10% or greater individually accounted for a combined 75% of the Company’s accounts receivable. To reduce risk, the Company closely monitors the amounts due from its customers and assesses the financial strength of its customers through a variety of methods that include, but are not limited to, engaging directly with customer operations and leadership personnel, visiting customer locations to observe operating activities, and assessing customer longevity and reputation in the marketplace. As a result, the Company believes that its accounts receivable credit risk exposure is limited.

The Company depends on many third-party suppliers for key components contained in its product offerings. For some of these components, the Company may only use a single source supplier, in part due to the lack of alternative sources of supply. During 2023 and 2022, the Company had one and two suppliers that provided 86% and 93%, respectively, of the Company’s purchased inventory.

Accounts Receivable, Net

Accounts receivable are recorded at invoice value, net of any allowance for doubtful accounts that are based on credit losses. Estimates of the allowance for doubtful accounts are determined based on existing contractual payment terms, historical payment patterns of customers, and individual customer circumstances. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the failure or inability of its customers to make required payments. In determining the allowance for doubtful accounts, the Company considers the probability of recoverability of its accounts receivable based on past experience, taking into account current collection trends as well as general economic factors. Credit risks are assessed based on historical write-offs, net of recoveries, as well as analysis of the aged accounts receivables balances with allowances generally increasing as the receivables age.

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

Application of the goodwill impairment test requires judgments, including identification of the reporting units, assigning goodwill to reporting units, a qualitative assessment to determine whether there are any impairment indicators, and determining the fair value of each reporting unit which often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. There is no assurance that the actual future earnings or cash flows of the reporting unit will not decline significantly from the projections used in the impairment analysis. As part of the Company’s annual impairment test, which determined that the carrying amount of its single reporting unit exceeded its fair value, the Company recorded a goodwill impairment charge of $0 thousand and $59 thousand for the years ended December 31, 2023 and 2022, respectively.

Intangible Assets and Long-Lived Assets

Intangible assets are comprised of developed technology (ERP system), purchased technology (web domain), and customer relationships acquired through business combinations. All of the Company’s intangible assets are amortized using the straight-line method over their estimated useful life.

The Company capitalizes certain implementation costs related to its cloud-based enterprise resourcing planning (“ERP”) system. Costs incurred during the application development stage are capitalized. Costs incurred in the preliminary stages of development are expensed as incurred. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable that the expenditures will result in additional functionality. Capitalized implementation costs are amortized on a straight-line basis over its estimated useful life, however there were no capitalized costs incurred during the years ended December 31, 2023 and 2022, respectively.

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

For the years ended December 31, 2023 and 2022, respectively, the Company recorded an impairment charge of $0 thousand and $67 thousand related to its customer relationships, which is associated with the Company’s ISP business that is being discontinued. The Company’s other intangible assets and long-lived assets were determined to not be impaired as of December 31, 2023.

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

Other Assets

Other assets are stated at cost, less accumulated amortization, and primarily include certain certification costs and long-term insurance policies. Certain certification costs incurred that are necessary to market and sell products are capitalized and reported as “other assets” in the accompanying consolidated balance sheets when the costs are measurable, significant, and relating to products that are projected to generate revenue beyond twelve months. These costs are amortized over an 18- month period, beginning when the related products are available to be sold. As of December 31, 2023 and 2022, the balance outstanding for certifications costs, net of accumulated amortization, was $417 thousand and $402 thousand, respectively.

The long-term insurance policies are amortized over the term of the coverage period. As of December 31, 2023 and 2022, the balance outstanding for long-term insurance policies, net of accumulated amortization, was $47 thousand and $71 thousand, respectively.

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

Net loss per share for the year ended December 31, 2023 and 2022, respectively, are as follows:

	Years ended December 31,
	2023	2022
Numerator:
Net loss	$(17,633,924)	$(15,549,244)

Denominator:
Weighted average common shares - basic	1,941,800	1,855,965
Effect of dilutive common share equivalents	-	-
Weighted average common shares - dilutive	1,941,800	1,855,965

Basic and diluted net loss per share	$(9.08)	$(8.38)

Diluted loss per common share for the years ended December 31, 2023 and 2022 excludes the effects of 0 and 36,318 common share equivalents, respectively, since such inclusion would be anti-dilutive. The common share equivalents consist of shares of common stock issuable upon exercise of outstanding stock options.

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

The Company also sells and earns revenues from Software as a Service (“SaaS”), including services that enable and secures a better-connected home with the AI-driven smart home WiFi management and security platform. Customers do not have the contractual right or ability to take possession of the hosted software.

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

Other considerations of ASC 606 include the following:

●	Returned Goods - analyses of actual returned products are compared to the product return estimates and historically have resulted in immaterial differences. The Company has concluded that the current process of estimating the return reserve represents a fair measure to adjust revenue. Returned goods are a form of variable consideration and under ASC Topic 606 are estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g., upon shipment of goods). The sales returns accrual was $578 thousand and $982 thousand at December 31, 2023 and 2022, respectively.

●	Warranties - the Company does not offer its customers a separate warranty for purchase. Therefore, there is no separate performance obligation. The Company accrues for assurance-type warranties, which do not include any additional distinct services other than the assurance that the goods comply with agreed-upon specifications. The warranty reserve was not material at December 31, 2023 and December 31, 2022.

●	Price protection - if the Company reduces the price on any products sold to the customer, the Company will guarantee an account credit for the price difference for all quantities of that product that the customer still holds. Price protection is variable and under ASC Topic 606 is estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g., upon shipment of goods). The price protection accrual was not material at December 31, 2023 and December 31, 2022.

●	Volume Rebates and Promotion Programs - volume rebates are variable dependent upon the volume of goods sold-through the Company’s customers to end-users and under ASC Topic 606 are estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g., upon shipment of goods). The rebate and promotion accrual was not material at December 31, 2023 and 2022, respectively.

Contract Balances

Accounts receivable is recorded when the Company has an unconditional right to the consideration. When the timing of the Company’s delivery of goods or services is different from the timing of payments made by customers, the Company recognize either a contract asset (performance precedes contractual due date) or a contract liability (customer payment precedes performance). When a customer prepays, that payment is reflected as deferred revenue until the performance obligation is satisfied. Contract assets consist of unbilled receivables (see Note 3).

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

Advertising Costs

Advertising costs are expensed as incurred and reported in selling expense in the accompanying consolidated statements of operations, and include costs of advertising, production, trade shows, and other activities designed to enhance demand for the Company’s products. The Company reported advertising costs of approximately $2.0 million and $4.0 million in 2023 and 2022, respectively.

Shipping and Freight Costs

The Company records the expense associated with customer-delivery, shipping and freight costs in selling and marketing expense. The Company reported shipping and freight costs of $363 thousand and $452 thousand in 2023 and 2022, respectively.

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

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments Credit Losses — Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected, which includes the Company’s accounts receivable. This ASU is effective for the Company for reporting periods beginning after December 15, 2022. The Company adopted ASU 2016-13 in 2023, and the adoption of this ASU did not have a material impact on its consolidated financial statements.

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

As of December 31, 2023, the aggregate amount of the transaction price allocated to the remaining performance obligations related to SaaS performance obligations that are unsatisfied or partially unsatisfied was $0.

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

The following table reflects the contract balances as of the year ended:

	December 31,
	2023	2022
Accounts receivable	$701,377	$2,758,406
Deferred revenue - current	$-	$633,542
Deferred revenue - noncurrent	$-	$771,738

During the year ended December 31, 2023, the change in deferred revenue was as follows:

Balance at December 31, 2022	$1,405,280
Billings	767,832
Revenue recognized	(2,173,112)
Balance at December 31, 2023	$-

Disaggregation of Revenue

The following table sets forth our revenues by distribution channel:

	Years ended December 31,
	2023	2022
Retailers	$23,675,014	$48,728,624
Distributors	88,847	654,428
Other	2,342,770	1,239,091
	$26,106,271	$50,622,143

The following table sets forth our revenues by product:

	Years ended December 31,
	2023	2022
Cable Modems & gateways	$23,972,004	$48,433,757
Other networking products	571,517	1,276,849
Software as a Service	1,562,750	911,537
	$26,106,271	$50,622,143

(4) BALANCE SHEET COMPONENTS

Inventories

Inventories, net consists of the following:

	December 31,
	2023	2022
Materials	$210,318	$397,133
Work in process	1,640,347	5,842,251
Finished goods	8,101,982	19,175,822
Total	$9,952,647	$25,415,206

Finished goods includes consigned inventory held by our customers of $0 and $4.2 million at December 31, 2023 and 2022, respectively. The Company reviews inventory for obsolete and slow-moving products each quarter and makes provisions based on its estimate of the probability that the material will not be consumed or that it will be sold below cost. The inventory reserves were $1.7 million and $2.5 million for the years ended December 31, 2023 and 2022, respectively.

Equipment

Equipment, net consists of the following:

	December 31,		Estimated Useful
	2023	2022	lives in years
Computer hardware and software	$603,836	$497,913	3
Machinery and equipment	726,326	725,568	5
Molds, tools and dies	1,242,711	1,187,541	5
Office furniture and fixtures	79,147	78,728	5
	2,652,020	2,489,750
Accumulated depreciation	(2,219,515)	(1,852,777)
	$432,505	$636,973

Depreciation expense was $368 thousand and $403 thousand for the years ended December 31, 2023 and 2022, respectively.

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

Intangible Assets

In December 2018, Cadence Connectivity acquired the net assets of MCP Networks Inc., a provider of a cloud-based home network management platform. The acquisition expanded Cadence Connectivity’s subscriber base and thereby offered sales opportunities of Cadence Connectivity’s SaaS to these subscribers. Cadence Connectivity recorded $122 thousand of customer relationships related to this acquisition in its historical accounts of December 2018. As of December 31, 2022, the Company determined that the intangible asset of customer relationships was impaired as result of the Company’s discontinuation of the ISP business to which these customers are associated and accordingly recorded a $67 thousand impairment, net of accumulated amortization, to sales and marketing expense in the statement of operations. As of December 31, 2023, the Company had no impairment.

Intangible assets consisted of the following at December 31, 2023 and 2022:

	Estimated	As of December 31, 2023			As of December 31, 2022
	Useful	Gross			Gross
	Life	Carrying	Accumulated		Carrying	Accumulated
	(in years)	Amount	Amortization	Net	Amount	Amortization	Net
Customized internal use software	2.5	$-	$-	$-	$230,106	$(207,399)	$22,707
Acquired web domain	5.0	86,732	(53,485)	33,247	86,732	(36,138)	50,594
		$86,732	$(53,485)	$33,247	$316,838	$(243,537)	$73,301

Amortization expense was $xx thousand and $40 thousand in the years ended December 31, 2023 and 2022, respectively.

The estimated annual amortization expense for each of the two succeeding years and thereafter is as follows:

Years ended December 31,
2024	$17,346
2025	15,901
Total	$33,247

Accrued expenses

Accrued expenses consists of the following:

	December 31,
	2023	2022
Inventory purchases	$-	$24,901
Payroll and related benefits	-	430,358
Professional fees	229,950	290,588
Royalty costs	-	1,650,000
Sales allowances	697,884	1,226,856
Sales and use tax	150,009	113,200
Other	-	704,821
Total accrued other expenses	$1,077,843	$4,440,724

(5) BANK CREDIT LINE, BRIDGE LOAN, AND GOVERNMENT LOANS

Bank Credit Line

On March 12, 2021, the Company entered into a loan and security agreement with Silicon Valley Bank (the “SVB Loan Agreement”). On November 1, 2021, the Company entered into the first amendment to the SVB Loan Agreement (the “First Amendment”). The SVB Loan Agreement, as amended, provides for a revolving facility up to a principal amount of $25.0 million. The borrowing base equals the sum of (a) 85.0 percent of eligible customer receivables, plus (b) the least of (i) 60 percent of the value of eligible inventory (valued at cost), (ii) 85% of the net orderly liquidation value of inventory, and (iii) $6.2 million in each, as determined by SVB from the Company’s most recent borrowing base statement; provided that SVB has the right to decrease the foregoing percentages in its good faith business judgement to mitigate the impact of events, conditions, contingencies, or risks which may adversely affect the collateral or its value.

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

The Company incurred $143 thousand in origination costs in connection with entering into the SVB Loan Agreement. These origination costs were recorded as a debt discount and are being expensed over the remaining term of the facility. Interest expense was $30 thousand and $71 thousand for the years ended December 31, 2023 and 2022, respectively.

On October 18, 2023, the Company paid in full the outstanding balance and immediately terminated the SVB Loan Agreement. As of December 31, 2023, the Company had $0 outstanding under the SVB Loan Agreement.

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

Covenants

The SVB Loan Agreement included a minimum interest expense per month of $20 thousand. The First Amendment required the Company to maintain certain levels of minimum adjusted EBITDA, which were tested on the last day of each calendar quarter and measured for the trailing 3-month period ending on the last day of each quarter. The Second Amendment removed the minimum EBITDA covenants.

In addition, pursuant to the SVB Loan Agreement, the Company was not permitted to pay any dividends without the prior written consent of SVB.

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

Principal amounts borrowed under the Bridge Loan Agreement bear interest for the period from the Effective Date until February 28, 2023 of 8.00% per annum. Unpaid principal after February 28, 2023 bears an interest of 14.00% per annum until paid in full. In the event of default, all outstanding principal and interest shall bear interest at an annual rate of 18%.

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

On December 6, 2023, the Company and Slingshot Capital entered into a Debt Conversion Agreement (“Conversion Agreement”) pursuant to which the Company agreed to issue 734,343 shares of the Company’s common stock (based on $1.533 per share) (the “Shares”) in exchange for the cancellation of a total principal amount of $1,000,000 (“Principal Amount”) outstanding under the Bridge Loan Agreement and Bridge Term Note (collectively, the “Loan Agreements”), with Slingshot Capital, plus $125,778 in accrued and unpaid interest on such Principal Amount as of December 6, 2023. The price per share used in the exchanged was determined by the weighted average price per share and trade volume on September 13, 2023 and November 28, 2023.

Slingshot Capital is owned by the Company’s former Chairperson of the Board and a former Board of Director, Jeremy Hitchcock and Elizabeth Hitchcock, respectively.

Government Loans

The Company participated in the Coronavirus Aid, Relief, and Economic Security Act and received an aggregate $1,128,000 in unsecured loans under the Small Business Administration Paycheck Protection Program, at a fixed rate of 1% per annum. Under the terms of the loans, the Company received forgiveness of an aggregate $20,000 and $1,048,000 in 2021 and 2020, respectively. The Company repaid $34,000 and $26,000 in 2022 and 2021, respectively. As of December 31, 2023 and 2022, the Company had no outstanding balances under the loans.

(6) Leases

The Company performs most of the final assembly, testing, packaging, warehousing and distribution at two production and warehouse facilities, totalling approximately 24,000 square feet, in Tijuana, Mexico. In November 2021, the Company entered into operating lease agreements extending each lease through November 30, 2023. The Company did not renew the lease and the lease expired on November 30, 2023. Lease payments total approximately $9 thousand per month. Rent expense was $101 thousand and $110 thousand for the years ended December 31, 2023 and 2022, respectively.

In May 2020, the Company signed a two-year lease agreement for 3,218 square feet of office space at 275 Turnpike Executive Park in Canton, MA. The agreement includes a one-time option to cancel the second year of lease with three months advance notice. The location is currently utilized by the Company’s research and development group. Rent expense was $55 thousand and $54 thousand for the year ended December 31, 2023, and 2022, respectively. On December 1, 2021, the Company executed an amendment to extend the lease from June 2022 to May 2024 with monthly payments of approximately $5 thousand.

The Company leases the facility that comprises its headquarters at 848 Elm Street in Manchester, NH. The facility lease agreement was effective from August 1, 2019 to July 31, 2021 and was renewed for a one-year extension until July 31, 2022. On July 18, 2022, the lease agreement was amended to a month-to-month lease arrangement and may be terminated by either party with a 60-day notice. The facility lease agreement provides for the lease of 2,656 square feet of office space. Rent expense was $42 thousand and $33 thousand for the years ended December 31, 2023 and 2022, respectively.

The components of lease costs were as follows:

	Years ended December 31,
	2023	2022
Operating lease costs	$155,379	$181,361
Short-term lease costs	41,550	29,740
Total lease costs	$196,929	$211,101

The weighted-average remaining lease term and discount rate were as follows:

	Years ended December 31,
	2023	2022
Operating leases:
Weighted average remaining lease term (years)	0.4	1.1
Weighted average discount rate	4.2%	4.2%

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Years ended December 31,
	2023	2022
Operating cash flow information:
Amounts included in measurement of lease liabilities	$150,968	$172,730
Non-cash activities:
ROU asset obtained in exchange for lease liability	$-	$103,914

The maturity of the Company’s operating lease liabilities as of December 31, 2023 were as follows:

Years ended December 31,
2024	$22,794
Total lease payments	$22,794
Less: imputed interest	(282)
Present value of operating lease liabilities	$22,512
Operating lease liabilities, current	$22,512
Operating lease liabilities, noncurrent	$-

(7) COMMITMENTS AND CONTINGENCIES

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

In the ordinary course of their business, the Company and its subsidiaries are subject to lawsuits, arbitrations, claims, and other legal proceedings in connection with their business. Some of the legal actions include claims for substantial or unspecified compensatory and/or punitive damages. A substantial adverse judgment or other unfavorable resolution of these matters could have a material adverse effect on the Company’s financial condition, results of operations, and cash flows. Management believes that the Company has adequate legal defenses with respect to the legal proceedings to which it is a defendant or respondent, and that the outcome of these pending proceedings is not likely to have a material adverse effect on the financial condition, results of operations, or cash flows of the Company. However, the Company is unable to predict the outcome of these matters.

(b) Commitments

The Company was a party to a license agreement with Motorola Mobility LLC pursuant to which the Company has an exclusive license to use certain trademarks owned by Motorola Trademark Holdings, LLC for the manufacture, sale and marketing of consumer cable modem products, consumer routers, WiFi range extenders, MoCa adapters, cellular sensors, home powerline network adapters, and access points worldwide through a wide range of authorized sales channels. The license agreement had a term ending December 31, 2025 prior to its cancellation in 2023.

 In connection with the license agreement, the Company had committed to reserve a certain percentage of wholesale prices for use in advertising, merchandising and promotion of the related products. Additionally, the Company was required to make quarterly royalty payments equal to a certain percentage of the preceding quarter’s net sales with minimum annual royalty payments. Following the Company’s agreement with Motorola Mobility LLC on January 22, 2024, the Company’s quarterly royalty payments current and future obligations were satisfied in exchange for certain assets of the Company (refer to Note 12).

Royalty expense under the License Agreement amounted to $6,600,000 and $6,600,000 for the years ended December 31, 2023 and 2022, respectively, and is reported in selling and marketing expense on the accompanying consolidated statements of operations.

On January 22, 2024, the Company, entered into a Letter Agreement re Product Purchase (the “Letter Agreement”) and a Debt Settlement Agreement (the “Settlement Agreement,” and with the Letter Agreement, the “Agreements”) with Motorola Mobility, LLC (“Motorola”). Pursuant to the Letter Agreement, the Company (A) initially transferred a portion of its inventory to Motorola and (B) agreed to transfer the reminder of such inventory upon receipt of certain funding in order to satisfy liabilities owed to Motorola, while agreeing to continue to provide certain customer and technical support. Pursuant to the Settlement Agreement, the Company agreed (i) to pay Motorola a settlement amount of $1,167,071 and (ii) to transfer additional funds as collected from the Company’s customers in an amount up to $263,752. The Company believes that the Agreements, together with arrangements it has finalized with other major vendors, will allow the Company to streamline its operations while reducing its current liabilities.

(c) Vendor Obligation Releases

In its efforts to manage its liquidity and cash-flow position, the Company negotiated and executed liability release agreements with certain vendors in Q4 2023 who comprised $5.0 million of outstanding accounts payable as of December 31, 2023. In aggregate, the executed release agreements resulted in a reduction of outstanding accounts payable obligations by $3.6 million from $5.0 million to $1.4 million. The executed release agreements become effective and are contingent upon payment of the $1.4 million negotiated amounts, which was paid during the period of Q1 2024.

(8) STOCKHOLDERS’ EQUITY

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

Preferred Stock

The Company is authorized to issue 2,000,000 shares of preferred stock at $0.001 par value per share. As of December 31, 2023 and 2022, no shares of preferred stock were outstanding.

The Board of Directors may determine the rights, preferences, privileges, qualifications, limitations and restrictions granted or imposed upon any series of preferred stock.

Common Stock

The Company is authorized to issue 60,000,000 shares of common stock at $0.01 par value per share. As of December 31, 2023 and 2022, the Company had 2,632,809 and 1,877,970, respectively, shares of common stock outstanding.

Equity Compensation Plans

In July 2019, the Company terminated the 2009 Stock Option Plan and the 2009 Directors Option Plan (collectively, the “Prior Plans”) and adopted the 2019 Stock Option Plan (the “2019 Stock Options Plan”) and the 2019 Directors Option Plan (the “2019 Directors Option Plan”) (collectively, the “2019 Plans”, and together with the Prior Plans, the “Plans”). The purpose of the 2019 Plans is to provide certain incentive and non-statutory stock options to employees, directors and certain non-employees. As a result, the Company may not grant any additional awards under the Prior Plans. The Prior Plans will continue to govern outstanding stock options previously granted thereunder. The Company has initially reserved 160,000 shares and 40,000 shares of common stock for issuance of awards under the 2019 Stock Option Plans and the 2019 Directors Option Plan, respectively.

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

On November 9, 2021, the Company’s Board of Directors approved the Omnibus Incentive Compensation Plan and Non-Employee Directors Compensation Plan (collectively, the “2021 Equity Plans”) and terminated the 2019 Plans. The purpose of the 2021 Equity Plans is to provide certain incentive and non-statutory stock options, restricted stock, restricted stock units, and stock appreciation rights to employees, directors, and certain non-employees. As a result, the Company may not grant any additional awards under the 2019 Plans. The Prior Plans and the 2019 Plans will continue to govern outstanding stock options previously granted thereunder. The Company has initially reserved 120,000 shares and 50,000 shares of common stock for issuance of awards under the Omnibus Incentive Compensation Plan and Non-Employee Directors Compensation Plan, respectively. On June 9, 2022, the 2021 Equity Plans were approved by the Company’s shareholders.

Stock Option Activity

Stock option activity under Stock Option Plans was as follows:

	Outstanding Options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate Intrinsic Value
Outstanding at December 31, 2021	94,583	$36.75	2.80	$10.50
Granted	-	-	-	-
Exercised	(17,233)	13.75	-	-
Forfeited	(38,424)	36.75	-	-
Outstanding at December 31, 2022	38,926	$46.75	2.20	$10.50
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(38,926)	46.75	-	-
Outstanding at December 31, 2023	-	$-	-	$-
Exercisable at December 31, 2023	-	$-	-	$-

There were no options granted during 2023 and 2022 under the stock option plan. The total intrinsic value of options exercised during the years ended December 31, 2023 and 2022 was $0 and $140 thousand, respectively. The intrinsic value is the difference between the estimated fair value of the Company’s common stock at the time of exercise and the exercise price of the stock option.

The total fair value of options that vested during the years ended December 31, 2023 and 2022 was $162 thousand and $710 thousand, respectively. As of December 31, 2023, the total unrecognized stock-based compensation expense related to the stock options was $0 thousand.

Stock-based Valuation Assumptions

During 2023 and 2022, the Company did not grant stock options and consequently had no requirement to value stock options.

Restricted Stock Units

During 2023, the Company granted 14,831 RSUs with a total fair value of $80 thousand under the 2021 Equity Plans. As of December 31, 2023, there were no RSUs vested with a fair value of $0 thousand. The Company recorded $118 thousand and $692 thousand in stock-based compensation expense for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the total unrecognized stock-based compensation expense was $0 thousand.

A summary of plan activity for the 2021 Equity Plans is as follows:

		Weighted
		Average
	Units	Grant Date Fair value
Unvested at December 31, 2021	48,956	$31.00
Granted	34,080	15.50
Vested	(25,331)	21.00
Forfeited	(13,189)	34.75
Unvested at December 31, 2022	44,516	$23.75
Granted	14,831	5.39
Vested	(20,498)	(21.63)
Forfeited	(38,849)	(17.86)
Unvested at December 31, 2023	-	$-

Stock-based Compensation Expense

The following table sets forth stock-based compensation expense included in the Company’s consolidated statements of operations:

	Years ended December 31,
	2023	2022
Cost of goods sold	$17,205	$79,498
Sales and marketing	55,657	201,373
General and administrative	75,921	456,970
Research and development	130,612	432,754
Total stock-based compensation expense	$279,395	$1,170,595

(9) INCOME TAXES

Income tax expense consists of:

	Current	Deferred	Total
Year Ended December 31, 2022:
U.S. Federal	$-	$-	$-
State and local	59,846	-	59,846
Foreign	52,502	-	52,502
	$112,348	$-	$112,348
Year Ended December 31, 2023:
U.S. Federal	$-	$-	$-
State and local	16,623	-	16,623
Foreign	25,996	-	25,996
	$42,619	$-	$42,619

The principal components of deferred tax assets, net, were as follows at December 31:

	2023	2022
Deferred income tax assets:
Capitalized research and development	$-	$1,234,710
Inventories	550,023	889,821
Accounts receivable	261,564	357,920
Accrued expenses	29,414	266,665
Net operating loss and tax credit carry forwards	19,244,464	14,742,578
Plant and equipment	85,332	39,311
Stock compensation	-	120,661
Other – interest expense	293,932	187,990
Total deferred income tax assets	20,464,729	17,839,656
Valuation allowance	(20,464,729)	(17,839,656)
Net deferred tax assets	$-	$-

As of December 31, 2023, the Company had Federal net operating loss carry forwards of approximately $76.9 million which are available to offset future taxable income. They are due to expire in varying amounts from 2024 to 2041. Federal net operating losses occurring after December 31, 2018, of approximately $38.5 million may be carried forward indefinitely. As of December 31, 2023, the Company had state net operating loss carry forwards of approximately $44.9 million which are available to offset future taxable income. They are due to expire in varying amounts from 2033 through 2040. A valuation allowance has been established for the full amount of net deferred income tax assets as management has concluded that it is more likely than-not that the benefits from such assets will not be realized. The total valuation allowance increased by $2.6 million from December 31, 2022 to December 31, 2023.

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

The following is a reconciliation of the statutory Federal income tax rate to the actual effective income tax rate for continuing operations:

	2023	2022
Federal tax (benefit) rate	21%	21%
Increase (decrease) in taxes resulting from:
State income taxes	4	1
Change in valuation allowance	(21)	(9)
Expiration of NOLs	(5)	(13)
Expiration of stock options	(1)	(14)
Permanent differences	1	(1)
Changes in Federal and state rates	1	1
Effective income tax rate	0%	(1)%

The Company reviews annually the guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold. At December 31, 2023 and 2022, the Company did not have any material uncertain tax positions. No interest and penalties related to uncertain tax positions were accrued at December 31, 2023 and 2022.

The Company files income tax returns in the U.S., India, and Mexico. Tax years subsequent to 2017 remain subject to examination for both U.S. Federal and state tax reporting purposes. Tax years subsequent to 2016 remain subject to examination for Mexico tax reporting purposes. The foreign income tax reported represents tax on operations for the Company that is located in a special economic zone in Mexico. Other than the Mexico facility, the Company has an India operation and has no other operations in a foreign location. The India operation had no tax obligations as of December 31, 2023.

(10) RETIREMENT PLAN

The Company sponsors a 401(k) retirement savings plan for employees. Effective January 1, 2022, the Company increased the Company match to an amount not to exceed 3% of an employee’s contribution. Employees could contribute to the 401(k) up to 100% of their wages with a maximum of $20,500 for 2022. Under the Economic Growth and Tax Relief Reconciliation Act, employees who are age 50 or older could contribute an additional $6,500 per year for a maximum of $22,500 for 2023. Contributions by the employees are invested in one or more funds at the direction of the employee; however, employee contributions cannot be invested in Company stock. Contributions by the Company are made in accordance with the investment elections made by each participant for his or her deferral contributions. The matching contribution is applied to the employee accounts after each payroll. The Company matching contributions charged to expense were $98 thousand and $179 thousand in the years ended December 31, 2023, and 2022, respectively.

(11) RELATED PARTY TRANSACTIONS

The Company leases office space located at 848 Elm Street, Manchester, NH. The landlord is an affiliate entity owned by Mr. Hitchcock. The two-year facility lease agreement was effective from August 1, 2019, to July 31, 2021 and was extended to July 31, 2022. On July 18, 2022, the lease agreement was amended to a month-to-month lease arrangement and may be terminated by either party with a 60-day notice. The facility lease agreement provides for 2,656 square feet. For the twelve-months period ended December 31, 2023 and 2022, the rent expense was $42 thousand and $33 thousand, respectively.

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

On December 6, 2023, the Company and Slingshot Capital entered into a Debt Conversion Agreement (“Conversion Agreement”) pursuant to which the Company agreed to issue 734,343 shares of the Company’s common stock (based on $1.533 per share) (the “Shares”) in exchange for the cancellation of a total principal amount of $1,000,000 (“Principal Amount”) outstanding under the Bridge Loan Agreement and Bridge Term Note (collectively, the “Loan Agreements”), with Slingshot Capital, plus $125,778 in accrued and unpaid interest on such Principal Amount as of December 6, 2023. The price per share used in the exchanged was determined by the weighted average price per share and trade volume on September 13, 2023 and November 28, 2023.

Slingshot Capital is owned by the Company’s former Chairperson of the Board and a former Board of Director, Jeremy Hitchcock and Elizabeth Hitchcock, respectively.

(12) SUBSEQUENT EVENTS

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

Motorola License Agreements and Obligation

On January 22, 2024, the Company entered into a Letter Agreement regarding Product Purchase (the “Letter Agreement”) and a Debt Settlement Agreement (the “Settlement Agreement,” and with the Letter Agreement, the “Agreements”) with Motorola Mobility, LLC (“Motorola”). Pursuant to the Letter Agreement, the Company and Motorola agreed to the termination of the License Agreement for modems and routers, effective January 1, 2016, as amended (the “Modem Agreement”) and the License Agreement for home security devices and services effective March 27, 2020, as amended (the “Home Security Agreement”) between Motorola and the Company (collectively, the “License Agreements”).

The Company and Motorola agreed that the Company is obligated to pay $6.1 million of current outstanding royalty fees and its future royalty obligations of $15.9 million. Motorola further agreed to release and forgive up to $5.0 million of the $6.1 million of current outstanding royalty fees, resulting in a reduced liability owed to Motorola of $1.1 million. The Company and Motorola further agreed to reduce the obligation of the $15.9M future royalties upon the Company transferring to Motorola certain inventory, product certifications, Moto Sync and Moto Manage applications, customer support software, and e-commerce accounts.

Sale of Preferred Stock

On January 23, 2024, the Company, entered into a Securities Purchase Agreement (the “Purchase Agreement”) with David Lazar (“Lazar”), a member of the Company’s Board of Directors, whereby the Company will sell and whereby Lazar will purchase two million eight hundred thousand 2,800,000 shares of the Company’s preferred stock, $0.01 par value per share (the “Preferred Stock”), at a price per share of $1.00, for an aggregate purchase price of $2,800,000, subject to the conditions described below pursuant to the exemptions afforded by the Securities Act and Regulation S thereunder. Under the Purchase Agreement, the Company has agreed to designate 2,800,000 of the Preferred Stock as Series A Preferred Stock (the “Series A Preferred Stock”) for the sale to Lazar. Each share of Series A Preferred Stock shall be convertible, at the option of the holder, into one share of common stock of the Company, $.01 par value per share (the “Common Stock”), and vote on an “as-if-converted” basis and shall have full ratchet protection in any subsequent offerings.

Newly Appointed Chief Executive Officer/Chief Financial Officer

On February 20, 2024, the Company entered into a three (3) year Employment Agreement (the “Agreement”) with David Lazar (“Lazar”). Pursuant to the Agreement, the Company engaged Mr. Lazar to act as the Chief Executive Officer and Chief Financial Officer (“CEO/CFO”) following the resignation of Jeremy Hitchcock after a certain transition period. Mr. Lazar will have the customary powers and responsibilities of a CEO/CFO of a corporation of the size and type of the Company.

Merger Agreement with e2 Companies, LLC

On March 12, 2024, the “Company”, and its wholly owned subsidiary, MME Sub 1 LLC, which was formed in March 2024, a Florida limited liability company (“Merger Sub”), entered into an Agreement and Plan of Merger (“Merger Agreement”) with e2Companies LLC, a Florida limited liability company (“e2Companies”). Pursuant to the Merger Agreement, Merger Sub will merge with and into e2Companies, with e2Companies remaining as the surviving entity (the “Merger”). Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), holders of the outstanding common units of e2Companies (“e2 Shares”) will receive such number of shares of common stock, par value $0.01 per share, of the Company (“Company Shares”) representing 97% of the issued and outstanding Company Shares (on a fully-diluted basis).

Pursuant to the terms of the Merger Agreement, the Company has agreed to appoint upon the Effective Time, two individuals selected by the Company to the Company’s board of directors.

The Merger Agreement contains representations and warranties, closing deliveries and indemnification provisions customary for a transaction of this nature. The closing of the Merger is conditioned upon, among other things, (i) the Company Shares to be issued in the Merger (“Merger Consideration”) being approved for listing on the Nasdaq Capital Market (“Nasdaq”), (ii) the effectiveness of a registration statement on Form S-4 registering the Merger Consideration; (iii) any waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, will have expired or been terminated; and (iv) the consent or approval of the Company’s stockholders, as applicable, of (a) the Merger, (b) the issuance of the Merger Consideration, and (c) an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, to among other things, change the Company’s name to e2Companies, Inc. following the Merger (the “Stockholder Approvals”).

The Merger Agreement may be terminated under certain customary and limited circumstances prior to the closing including by the mutual consent of the Company and e2Companies if the closing has not occurred by June 15, 2024, subject to the right of either party to gain a 30 day extension, and including, but not limited to, if the Stockholder Approvals have not been obtained, if the Company Shares are delisted from Nasdaq and deregistered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), upon uncured breaches of representations, warranties and covenants or if a court of competent jurisdiction permanently restrains the Merger from occurring.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A – CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our management has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting., but not absolute, assurance that assets are safeguarded against loss from unauthorized use or Judgments by management are also required in evaluating the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that as of December 31, 2023 that our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

The Company reported a material weakness in its internal control over financial reporting as set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 31, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses related to the Company not having properly designed internal controls over timely preparation and independent review of account analyses, account summaries and account reconciliations. These internal control failures resulted in material adjustments required to properly state expense, inventory, deferred revenue, accrued expenses, accounts receivables, and revenues as of and for the year ending December 31, 2022.

Upon identifying the individual control deficiencies, the Company’s management implemented remedial actions to address these control deficiencies. During 2023, we have successfully completed implementation of these remedial actions related to the timely preparation and independent review of account analyses, account summaries and account reconciliations.

Other than the above, there have been no significant changes in our internal controls over financial reporting that occurred during the fiscal year ended December 31, 2023 that have materially or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this part is hereby incorporated by reference from our definitive proxy statement for our 2024 annual meeting of stockholders which will be filed with the SEC within 120 days after the close of our fiscal year.

ITEM 11 - EXECUTIVE COMPENSATION

Information required by this part is hereby incorporated by reference from our definitive proxy statement for our 2024 annual meeting of stockholders which will be filed with the SEC within 120 days after the close of our fiscal year.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this part is hereby incorporated by reference from our definitive proxy statement for our 2024 annual meeting of stockholders which will be filed with the SEC within 120 days after the close of our fiscal year.

ITEM 13 – CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this part is hereby incorporated by reference from our definitive proxy statement for our 2024 annual meeting of stockholders which will be filed with the SEC within 120 days after the close of our fiscal year.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this part is hereby incorporated by reference from our definitive proxy statement for our 2024 annual meeting of stockholders which will be filed with the SEC within 120 days after the close of our fiscal year.

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

(a) (3). Exhibits.

The following is a list of exhibits:

ITEM 15 – EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES *

(a)		Consolidated Financial Statements, Schedules and Exhibits:

	(1), (2)	The Consolidated Financial Statements and required schedules are indexed on page F-1.

	(3)	Exhibits required by the Exhibit Table of Item 601 of SEC Regulation S-K. (Exhibit numbers refer to numbers in the Exhibit Table of Item 601.)

	2.1	Separation and Distribution Agreement by and between Zoom Technologies, Inc. and the Company (incorporated by reference to Annex B of the Preliminary Proxy Statement filed by Zoom Technologies, Inc. on May 13, 2009).*

	2.2	Agreement and Plan of Merger, dated as of November 12, 2020, by and among the Company, Elm Acquisition Sub, Inc., Zoom Connectivity, Inc. and the Representative named therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on November 13, 2020).*

	3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed by the Company on September 4, 2009).*

	3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on November 18, 2015).*

	3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by the Company on November 18, 2015).*

	3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on July 30, 2019).*

	3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on June 4, 2021).*

	3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by the Company on June 4, 2021).*

3.7	Certificate of Correction of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K/A filed by the Company on June 30, 2021).*

3.8	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on July 23, 2021).*

3.9	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Form 8-K filed by the Company on March 31, 2023).*

3.10	Certificate of Designation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on March 1, 2024).*

3.11	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on March 6, 2024).

3.12	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on June 30, 2021).

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Form S-1 filed by the Company on July 26, 2021).*

10.1	License Agreement, dated as of May 13, 2015, by and between the Company and Motorola Mobility LLC (incorporated by reference to Exhibit 10.3 to the Form 10-Q/A filed by the Company on December 6, 2016).*†

10.2	Amendment to License Agreement, dated as of August 16, 2016, by and between the Company and Motorola Mobility LLC (incorporated by reference to Exhibit 10.4 to the Form 10-Q/A filed by the Company on December 6, 2016).*†

10.3	Amendment to License Agreement, dated as of August 21, 2017, by and between the Company and Motorola Mobility LLC (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by the Company on November 9, 2017).*†

10.4	Amendment to License Agreement, dated as of March 27, 2020, by and between the Company and Motorola Mobility LLC (incorporated by reference to Exhibit 10.19 to the Form 10-K/A filed by the Company on April 29, 2020).*††

10.5	Stock Purchase Agreement, dated as of May 3, 2019, by and between the Company and the Investors listed therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on May 6, 2019).*

10.6	License Agreement, dated as of March 27, 2020, by and between the Company, MTRLC LLC and Motorola Mobility LLC (incorporated by reference to Exhibit 10.19 to the Form 10-K/A filed by the Company on April 29, 2020).*††

10.7	Stock Purchase Agreement, dated as of May 26, 2020, by and between the Company and the Investors listed therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on May 27, 2020).*

10.8	Standstill and Voting Agreement, dated as of October 9, 2020, by and among the Company, Zulu Holdings LLC and Jeremy P. Hitchcock (incorporated by reference to Exhibit 99.1 to the Form 8-K filed by the Company on October 13, 2020).*

10.9	Employment Agreement, dated as of May 22, 2019, by and between Zoom Connectivity, Inc. and Graham Chynoweth (incorporated by reference to Exhibit 10.28 to the Form 10-K/A filed by the Company on April 30, 2021).*+

10.10	Assignment and Amendment of Employment Agreement, dated as of December 4, 2020, by and among Graham Chynoweth, the Company and Zoom Connectivity, Inc. (incorporated by reference to Exhibit 10.27 to the Form 10-K/A filed by the Company on April 30, 2021).*+

10.11	Amendment to Employment Agreement, dated as of March 2, 2022, by and among Graham Chynoweth, the Company and Minim, Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company on March 4, 2022).*+

10.12	Employment Agreement, dated as of December 4, 2020, by and between the Company and Sean Doherty (incorporated by reference to Exhibit 10.29 to the Form 10-K/A filed by the Company on April 30, 2021).*+

10.13	Transition and Separation Agreement, dated as of December 22, 2021, by and between the Company and Sean Doherty (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on December 22, 2022).*

10.14	Employment Agreement, dated as of December 4, 2020, by and between the Company and Nicole Zheng (incorporated by reference to Exhibit 10.30 to the Form 10-K/A filed by the Company on April 30, 2021).*+

10.15	Employment Agreement, dated as of March 2, 2022, by and between the Company and John Lauten (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on March 4, 2022).*+

10.16	Employment Agreement, dated as of March 21, 2022, by and between the Company and Mehul Patel (incorporated by reference to Exhibit 10.1 to the Form 8-K/A filed by the Company on March 24, 2022).*+

10.17	Transition and Separation Agreement, dated July 8, 2022, between Minim, Inc. and Nicole Hayward Zheng. *+

10.18	Amendment to Employment Agreement, dated August 15, 2022, between Minim, Inc. and Mehul Patel.*+

10.19	Executive Employment Agreement, dated August 15, 2022, between Minim, Inc. and Dustin Tacker.*+

10.20	Transition and Separation Agreement, dated August 15, 2022, between Minim, Inc. and Gray Chynoweth.*+

10.21	Separation Agreement, dated August 15, 2022, between Minim, Inc. and John Lauten.*+

10.22	Form of Severance Agreement (incorporated by reference to Exhibit 10.1 of to the Form 8-K/A filed by the Company on October 27, 2021).*+

10.23	Minim, Inc. 2021 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on November 16, 2021).*+

10.24	Minim, Inc. 2021 Non-Employee Directors Compensation Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on November 16, 2021).*+

10.25	Form of Executive Officer Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on November 16, 2021).*+

10.26	Form of Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Company on November 16, 2021).*+

10.27	Inducement Award Agreement for Restricted Stock Units, by and between the Company and Bill Wallace, dated as of December 6, 2021 (incorporated by reference to Exhibit 99.1 to the Form S-8 filed by the Company on December 16, 2021).* +

10.28	Minim, Inc. 2019 Stock Option Plan (incorporated by reference to Appendix D to the Definitive Proxy Statement filed by the Company on May 28, 2019).*+

10.29	Minim, Inc. 2019 Directors Stock Option Plan (incorporated by reference to Appendix C to the Definitive Proxy Statement filed by the Company on May 28, 2019).*+

10.30	Loan and Security Agreement, dated as of March 12, 2021, by and between the Company and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on March 15, 2021).*

10.31	First Amendment to Loan and Security Agreement, dated as of November 1, 2021, by and among Silicon Valley Bank, the Company and Zoom Connectivity, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on November 2, 2021).*

10.32	Waiver and Second Amendment to Loan and Security Agreement, dated December 12, 2022, by and among Silicon Valley Bank, Minim, Inc, and Cadence Connectivity, Inc

10.33	Bridge Loan, dated as of November 30, 2022, by and among Minim, Inc., Cadence Connectivity, Inc., and Slingshot Capital, LLC.

10.34	Bridge Term Note, dated as of November 30, 2022, by and among Minim Inc., Cadence Connectivity, Inc., and Slingshot Capital, LLC.

10.35	Subordination Agreement, dated as of November 30, 2022, by and among Minim, Inc., Cadence Connectivity, Inc., Slingshot Capital, LLC, and Silicon Valley.

10.36	Form of Underwriting Agreement (incorporated by reference to Exhibit 1.1 of Amendment No. 1 to Form S-1 filed by the Company on July 26, 2021).*

10.37	Trademark Acquisition Agreement, dated as of August 11, 2021, by and between the Company and Zoom Video Communications, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on August 16, 2021).*†

10.38	Settlement Agreement, dated as of August 20, 2021, by and among the Company, Jeremy Hitchcock and Eric Griffith (incorporated by reference to Exhibit 99.2 of Amendment No. 14 to Schedule 13D filed on August 20, 2021).*

10.39	Agreement and Plan of Merger among Minim, Inc, MME Sub 1 LLC, and e2Companies LLC, dated March 12, 2024 (incorporated by reference to Exhibit 2.1 to the Form 8-K filed by the Company on March 18, 2024). * ††††

10.40	Form of Lock-Up Agreement, by and among Minim, Inc, e2Companies LLC and certain interest holders of e2Companies LLC (incorporated by reference to Exhibit 2.2 to the Form 8-K filed by the Company on March 18, 2024). *

10.41	Form of Support Agreement, by and among Minim, Inc, e2Companies LLC and certain stockholders of Minim, Inc. (incorporated by reference to Exhibit 2.3 to the Form 8-K filed by the Company on March 18, 2024). *

21.1	Subsidiaries.**

23.1	Consent of Independent Registered Public Accounting Firm (BF Borgers CPA PC).**

23.2	Consent of Independent Registered Public Accounting Firm (RSM US LLP).**

31.1	CEO Rule 13a-14(a)/15d-14(a) Certification.**

32.1	CEO Section 1350 Certification.**†††

97.1	Minim, Inc. Clawback Policy**

101.INS	Inline XBRL Instance Document.**

101.SCH	Inline XBRL Taxonomy Extension Schema Document.**

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.**

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).**

*	In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.
**	Filed herewith.
+	Management contract or compensatory plan, contract or arrangement.
†	Confidential portions of this exhibit have been redacted and filed separately with the SEC pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
††	Certain confidential portions of this exhibit were omitted because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.
†††	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
††††	The schedules and exhibits to the Agreement and Plan of Merger have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINIM, INC.
(Registrant)

Date: April 12, 2024	By:	/s/ Jeremy Hitchcock
Jeremy Hitchcock,
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeremy Hitchcock	Director	April 12, 2024
Jeremy Hitchcock	(principal executive officer) (principal financial and accounting officer)

/s/ Patrick Rivard	Director	April 12, 2024
Patrick Rivard

/s/ Andrew Papanicolau	Director	April 12, 2024
Andrew Papanicolau

/s/ David Lazar	Director	April 12, 2024
David Lazar

/s/ Matthew McMurdo	Director	April 12, 2024
Matthew McMurdo

/s/ Avraham Ben-Tzvi	Director	April 12, 2024
Avraham Ben-Tzvi

/s/ David Natan	Director	April 12, 2024
David Natan