Form 10-K/A
period 2023-12-31
MINIM, INC.
filed 2024-04-29
CIK 1467761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1
to

FORM 10-K/A

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of April 1, 2024 was 2,965,900 shares.

Audit Firm ID	Auditor Name	Auditor Location
5041	BF Borgers CPA PC	Lakewood, CO

i

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K (“Amendment No. 1”) amends the Annual Report of Minim, Inc. (the “Company”) on Form 10-K for the fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission (the “SEC”) on April 12, 2024 (the “Original Filing”). We are filing this Amendment No. 1 to present the information required by Part III of Form 10-K that was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the Original Filing. Accordingly, the references in the Original Filing to the incorporation by reference of our definitive proxy statement into Part III of the Original Filing has been removed.

In addition, Item 15 of Part IV has been solely amended to include new certifications by our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certification of our principal executive officer and principal financial officer is filed with this Amendment No. 1 as Exhibit 31.3 hereto. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Additionally, we are not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1.

Except as described above, no other changes have been made to the Original Filing. Other than the information specifically amended and restated herein, we have not updated the information contained herein for events occurring subsequent to April 12, 2024, the filing date of the Original Filing.

ii

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our executive officers and the members of our board of directors.

Name	Age	Position with the Company
Jeremy Hitchcock	42	Chief Executive Officer, Chairman of the Board
Patrick Rivard	43	Director
Andrew Papanicolau	54	Director
David Natan	71	Director
David Lazar	33	Director
Avraham Ben-Tzvi	53	Director
Matthew McMurdo	52	Director

Directors are elected at each annual meeting of our stockholders and hold office until their successors are elected and qualified or until their earlier resignation or removal. Officers are appointed by our board of directors and serve at the discretion of the board of directors. Vacancies on the Minim Board of Directors by reason of death, resignation, retirement, disqualification, or other cause, including a vacancy resulting from enlargement of the board, the election of a director to fill such vacancy shall be by vote of a majority of the directors then in office, whether or not constituting a quorum.

Biographical Information

Jeremy Hitchcock (42) is an entrepreneur and executive with extensive experience in the technology sector. He is the founder of Dyn, a cloud-based Internet Performance Management company that was acquired by Oracle in 2016. Under his leadership, Dyn scaled to reach global markets. Hitchcock’s expertise spans strategic planning, operations, and product development. Hitchcock holds a Bachelor of Science in Electrical Engineering and Computer Science from Worcester Polytechnic Institute.

Patrick Rivard (43) serves as Chief Legal Officer and Partner of American Wealth Protection Legal, PLLC and Chief Operating Officer and Partner of American Wealth Protection Financial, a Registered Investment Advisory Firm. American Wealth Protection PLLC is a law firm and financial advisory firm providing asset protection and wealth management services since 2009. Patrick received his B.A. in Environmental Science and Criminal Justice as well as his Juris Doctorate from Suffolk Law in Boston, Massachusetts. He is a native of Goffstown, NH.

Andrew Papanicolau (54) has been a Defense Industry executive since 2004 managing programs at Raytheon and BAE Systems. His experience encompasses Financial Planning & Analysis, Corporate Finance, Accounting, Mergers & Acquisitions, Valuation Modeling and Portfolio Management with responsibilities covering all matters of corporations. Mr. Papanicolau is active in his community serving on the Board of the Manchester Housing and Redevelopment Authority since 2016 and on the Board of Directors of St. George Greek Orthodox Cathedral as Treasurer since 2010. He received his B.S. degree in Finance from Boston College and his M.B.A.degree from Babson College and is a native of Manchester, NH.

David Natan (71) currently serves as President and Chief Executive Officer of Natan & Associates, LLC, a consulting firm offering chief financial officer services to public and private companies in a variety of industries, since 2007. Since March 25, 2024, Mr. Natan has been serving as a member of the Board of Directors of OpGen, Inc. (NASDAQ: OPGN), a precision medicine company, and is its audit committee chairman. From August 2022 to April 11, 2024, Mr. Natan served on the Board of Directors, of Titan Pharmaceuticals Inc. (NASDAQ: TTNP). In addition, Mr. Natan currently serves as Executive Vice President and Chief Financial Officer for Airborne Motorworks, Inc., a privately-held aerospace transportation company, since April 2020. From February 2010 to May 2020, Mr. Natan served as Chief Executive Officer of ForceField Energy, Inc. (OTCMKTS: FNRG), a company focused on the solar industry and LED lighting products. From February 2002 to November 2007, Mr. Natan served as Executive Vice President of Reporting and Chief Financial Officer of PharmaNet Development Group, Inc., a drug development services company, and, from June 1995 to February 2002, as Chief Financial Officer and Vice President of Global Technovations, Inc., a manufacturer and marketer of oil analysis instruments and speakers and speaker components. Prior to that, Mr. Natan served in various roles of increasing responsibility with Deloitte & Touche LLP, a global consulting firm. Mr. Natan currently serves as a member of the Board of Directors and Chair of the Audit Committee of Global Diversified Marketing Group, Inc. (OTCMKTS: GDMK), a manufacturer, marketer and distributor of food and snack products, since February 2021 and serves as a member of the Board of Directors and Chair of the Audit Committee of Sunshine Biopharma, Inc. (NASDAQ: SBFM), a pharmaceutical and nutritional supplement company, since February 2022. Previously, Mr. Natan served as Chairman of the Board of Directors of ForceField Energy, Inc., from April 2015 to May 2020, and as a member of the Board of Directors of Global Technovations, Inc., from December 1999 to December 2001. Mr. Natan holds a B.A. in Economics from Boston University.

David E. Lazar (33) has served as the Chief Executive Officer of OpGen, Inc., a precision medicine company listed on the Nasdaq (OPGN) since April 11, 2024, where he also servs as a director and board chairman, beginning on March 25, 2024. Mr. Lazar served as the Chief Executive Officer of Titan Pharmaceuticals Inc. listed on the Nasdaq (TTNP) from August 2022 through April 11, 2024, where he also served as a director and board chairman from August 2022 until October 2023. He has also served as the CEO of Custodian Ventures LLC, a company which specializes in assisting distressed public companies through custodianship, since February 2018, and Activist Investing LLC, an actively managed private investment fund, since March 2018. Previously, Mr. Lazar served as Managing Partner at Zenith Partners International Inc., a boutique consulting firm, from July 2012 to April 2018. In his role as Chief Executive Officer of Custodian Ventures LLC, Mr. Lazar has successfully served as a custodian to numerous public companies across a wide range of industries.

Avraham Ben-Tzvi (53) is the founder of ABZ Law Office, a boutique Israeli law firm specializing in corporate & securities laws, commercial law & contracts, and various civil law matters, as well as providing outsourced general counsel services for publicly traded as well as private companies and corporations, which he established in January 2017. Mr. Ben-Tzvi served as Chief Legal Officer and General Counsel of Purple Biotech Ltd. (formerly Kitov Pharma Ltd.) (NASDAQ/TASE: PPBT), a clinical-stage company advancing first-in-class therapies to overcome tumor immune evasion and drug resistance, from November 2015 until April 2020. Prior to that, Mr. Ben-Tzvi served as General Counsel and Company Secretary at Medigus Ltd. (NASDAQ/TASE: MDGS), a minimally invasive endosurgical tools medical device and miniaturized imaging equipment company, from April 2014 until November 2015. Prior to that he served as an attorney at one of Israel’s leading international law firms where, amongst other corporate and commercial work, he advised companies and underwriters on various offerings by Israeli companies listing in the US and on various SEC related filings. Prior to becoming a lawyer, Mr. Ben-Tzvi worked in several business development, corporate finance and banking roles at companies in the financial services, lithium battery manufacturing and software development industries. Since March 25, 2024, Mr. Ben-Tzvi has been serving as a member of the Board of Directors of OpGen, Inc. (NASDAQ: OPGN), a precision medicine company. Since August 2022, Mr. Ben-Tzvi has been serving as a member of the Board of Directors of Titan Pharmaceuticals, Inc. (NASDAQ: TTNP), a pharmaceutical company. Mr. Ben-Tzvi holds a B.A., magna cum laude, in Economics from Yeshiva University in New York and an LL.B., magna cum laude from Sha’arei Mishpat College of Law in Hod HaSharon, Israel. Mr. Ben-Tzvi is a licensed attorney and member of the Israel Bar Association, and is also licensed as a Notary by the Israeli Ministry of Justice.

Matthew C. McMurdo (52) has served as Managing Member of McMurdo Law Group, LLC, a corporate law practice, since 2010. Previously, Mr. McMurdo was a Partner at Nannarone & McMurdo, LLP, a boutique law firm, from 2008 to 2010. In addition, Mr. McMurdo served as General Counsel of Berkley Asset Management LLC, the general partner of a real estate fund focused on opportunistic and distressed real estate assets, from 2011 to 2013. Mr. McMurdo was Of-Counsel at Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C., from 2007 to 2008 and an associate at Greenberg Traurig, LLP from 2006 to 2007. Since March 25, 2024, Mr. McMurdo has been serving as a member of the Board of Directors of OpGen, Inc. (NASDAQ: OPGN), a precision medicine company. From August 2022 to April 11, 2024, Mr. McMurdo served on the Board of Directors, of Titan Pharmaceuticals Inc. (NASDAQ: TTNP). Mr. McMurdo holds a B.S. in Finance from Lehigh University and a J.D., cum laude, from Benjamin N. Cardozo School of Law.

Family Relationships

There are no family relationships amongst our directors and executive officers.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers, and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. To our knowledge, based solely on a review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2023, we believe that all filing requirements applicable to our officers, directors and greater than ten percent stockholders were complied with for the fiscal year ended December 31, 2023.

Independent Directors

Our board of directors has determined that each of Patrick Rivard, Andrew Papanicolau, David Natan, Avraham Ben-Tzvi, and Matthew McMurdo is independent within the meaning of Rule 5605(a)(2) of the NASDAQ Listing Rules and the rules and regulations promulgated by the Securities and Exchange Commission.

Committees of the Board of Directors

Our board of directors has established an audit committee, a nominating and corporate governance committee, and a compensation committee, each of which has the composition and responsibilities described below.

Audit Committee

Our audit committee is currently comprised of Messrs. Rivard, Papanicolau, and Natan, each of whom our board has determined to be financially literate and qualifies as an independent director under Section 5605(a)(2) and Section 5605(c)(2) of the rules of the NASDAQ Stock Market. Mr. Natan is the chairman of our audit committee. In addition, Mr. Natan qualifies as a financial expert, as defined in Item 407(d)(5)(ii) of Regulation S-K.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee is currently comprised of Messrs. Rivard and Papanicolau, each of whom qualifies as an independent director under Section 5605(a)(2) of the rules of the NASDAQ Stock Market. Mr. Rivard is the chairman of our nominating and corporate governance committee.

Compensation Committee

Our compensation committee is currently comprised of Messrs. Rivard and Papanicolau, each of whom qualifies as an independent director under Section 5605(a)(2) of the rules of the NASDAQ Stock Market, an “outside director” for purposes of Section 162(m) of the Internal Revenue Code and a “non-employee director” for purposes of Section 16b-3 under the Securities Exchange Act of 1934, as amended, and does not have a relationship to us which is material to his ability to be independent from management in connection with the duties of a compensation committee member, as described in Section 5605(d)(2) of the rules of the NASDAQ Stock Market. Mr. Papanicolau is the chairman of our compensation committee.

Code of Ethics

We have adopted a code of business conduct and ethics that applies to our officers, directors and employees, including our principal executive officer, principal financial officer and principal accounting officer. The full text of our Code of Business Conduct and Ethics is published on our website at www.minim.com. We intend to disclose any future amendments to certain provisions of the Code of Business Conduct and Ethics, or waivers of such provisions granted to executive officers and directors, on this website within four business days following the date of any such amendment or waiver.

ITEM 11 – EXECUTIVE COMPENSATION

Compensation Philosophy and Practices

We believe that the performance of our executive officers significantly impacts our ability to achieve our corporate goals. We, therefore, place considerable importance on the design and administration of our executive officer compensation program. This program is intended to enhance stockholder value by attracting, motivating and retaining qualified individuals to perform at the highest levels and to contribute to our growth and success. Our executive officer compensation program is designed to provide compensation opportunities that are tied to individual and corporate performance.

Our compensation packages are also designed to be competitive in our industry. The Compensation Committee from time-to-time consults with other advisors in designing our compensation program, including in evaluating the competitiveness of individual compensation packages and in relation to our corporate goals.

Our overall compensation philosophy has been to pay our executive officers an annual base salary and to provide opportunities, through cash and equity incentives, to provide higher compensation if certain key performance goals are satisfied. Our Compensation Committee continues to believe that keeping executives interests aligned with those of our stockholders is critical to driving toward achievement of long-term goals of both our stockholders and the Company.

Summary Compensation Table

The following table sets forth the names and positions of: (i) each person who served as our principal executive officer during the year ended December 31, 2023; (ii) our most highly compensated executive officer, other than our principal executive officer, who was serving as an executive officer, as determined in accordance with the rules and regulations promulgated by the SEC, as of December 31, 2023, with compensation of $100,000 or more, and (iii) an additional individual for whom disclosure would have been provided pursuant to clause (ii) but for the fact that the individual was not serving as our executive officer at December 31, 2023 (collectively our “Named Executive Officers”):

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Jeremy Hitchcock,	2023	0	0	0	0	0	0
Chief Executive Officer, Chairman and Director	2022	0	0	0	0	0	0

Mehul Patel(1)	2023	339,667	0	6,726	0	0	346,393
Former CEO and CFO	2022	266,923	12,749	140,010	0	0	419,682

Dustin Tacker(2)	2023	144,741	0	390	0	0	145,131
Former CFO	2022	191,731	48,096	21,531	0	0	261,358

(1)	Resigned as CEO and CFO on April 7, 2023.
(2)	Resigned as CFO on August 4, 2023.

Narrative Disclosure to Summary Compensation Table

Executive Employment Agreements

As of December 31, 2023, the Company did not have any employment or other compensation agreement with its executive officers. However, on February 20, 2024, the Company entered into a three (3) year Employment Agreement (the “Agreement”) with David Lazar (“Lazar”). Pursuant to the Agreement, the Company engaged Mr. Lazar to act as the Chief Executive Officer and Chief Financial Officer (“CEO/CFO”) following the resignation of Jeremy Hitchcock after a certain transition period. Mr. Lazar will have the customary powers and responsibilities of a CEO/CFO of a corporation of the size and type of the Company.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards that had been previously awarded to any of the named executive officers and which remained outstanding as of December 31, 2023.

PAY VERSUS PERFORMANCE

As required by Item 402(v) of Regulation S-K, we are providing the following information about the relationship between executive compensation actually paid and certain financial performance of the Company. For the most recently completed fiscal year, the Company did not use any “financial performance measures” as defined in Item 402(v) of Regulation S-K to link compensation paid to our Named Executive Officers, or NEOs, to the Company’s performance. We are also permitted to report as a “smaller reporting company” as defined under the U.S. federal securities laws. Accordingly, we have not included a tabular list of financial performance measures, and the table below does not include a column for a “Company-Selected Measure” as defined in Item 402(v) of Regulation S-K.

Year	Summary Compensation Table Total for PEO(1)	Compensation Actually Paid to PEO	Average Summary Compensation Table Total for Non-PEO NEOs	Average Compensation Actually Paid to Non-PEO NEOs	Value of Initial Fixed $100 Investment Based on Total Shareholder Return	Net [Income/ Loss](1)
2023	$0	$0	$0	$0	$0	$0
2022	$0	$0	$0	$0	$0	$0

(1)	There were no performance-based payments made by the Company in 2022 or 2023.

Director Compensation

The following table presents the total compensation for each person who served as a non-employee director of our Board during the fiscal year ended December 31, 2023. Other than as set forth in the table and described more fully below, we did not pay any compensation, reimburse any expense of, make any equity awards or non-equity awards to, or pay any other compensation to any of the other members of our Board in such period.

Directors	Earned Cash Comp	Paid Cash Comp	Earned Bonus	Shares Earned	Share Price	Shares Comp (Less APIC)	Total Comp
Andrew Papanicolau	$20,833	$0	$0	27,000	$2.41	$64,800	$85,633
Patrick Rivard	$29,750	$0	$0	27,880	$2.41	$66,912	$96,662
Jeremy Hitchcock	$50,000	$0	0	52,000	.218	$11,336	$61.336
David Natan(1)	$8,333	$0	$0	2,000	$2.41	$4,820	$13,153
Elizabeth Hitchcock(2)	$25,000	$0	$0	40,000	$.218	$8,720	$33,720
Philip Frank(3)	$51,500	$0	$0	50,000	$.218	$10,900	$62,400
Sandra Howe(3)	$51,500	$0	$0	40,000	$.218	$8,720	$60,220
David Aronoff(4)	$38,167	$0	$0	0	-	$0	$38,167
George Kassas(5)	$0	$0	$0	0	-	$0	$0

(1)	Appointed on November 8, 2023.
(2)	Resigned in August, 2023
(3)	Resigned on April 7, 2023
(4)	Resigned on January 31, 2023
(5)	Resigned September 15, 2023

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of December 31, 2023 by (i) each person who is known by the Company to own beneficially more than five percent of the Company’s outstanding Common Stock, (ii) each of the Company’s current directors and principal executive and financial officers, and (iii) all of our current directors and executive officers as a group. As of December 31, 2023, and currently, the Company did not and currently does not have any executive officers other than Jeremy Hitchcock, its then and current Chief Executive Officer, and its then and current Chief Financial Officer.

On December 31, 2023, there were 2,789,020 issued and outstanding shares of Company Common Stock. Unless otherwise noted, each person identified below possesses sole voting and investment power with respect to the shares listed. The information contained in this table is based upon information received from or on behalf of the named individuals or from publicly available information and filings by or on behalf of those persons with the SEC.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(5)	% of Common Stock Outstanding
5% or Greater Stockholders:

Zulu Holdings LLC(2) c/o Orbit Group LLC 848 Elm Street, 2nd Floor Manchester, NH 03101	1,362,191	48.8%

Directors and Named Executive Officers:
Jeremy Hitchcock(3)	1,447,567	51.9
Patrick Rivard	-	*
Andrew Papanicolau	-	*
David Natan	-	*
David Lazar(3)	-	*
Avraham Ben-Tzvi	-	*
Matthew McMurdo	-	*
All Current Directors and Executive Officers as a group (seven persons)(4)	1,447,567	51.9%

*	Less than one percent of shares outstanding.

(1)	Unless otherwise noted, the address of each person identified is c/o Minim, Inc., 848 Elm Street, Manchester, New Hampshire 03101.
(2)	Information is based on a Schedule 13D/A filed as of January 2, 2024, by Jeremy Hitchcock, Elizabeth Cash Hitchcock, Orbit Group LLC (“Orbit”), Hitchcock Capital Partners, LLC (“HCP”) and Zulu Holdings LLC (“Zulu”). The 1,447,567 shares are held of record by Zulu. HCP may be deemed the beneficial owner of the shares as a beneficial owner of the Common Stock held by Zulu through its ownership of Zulu. As the manager of Zulu, Orbit may be deemed the beneficial owner of the Common Stock held by Zulu. As the co-managers of Orbit and HCP, each of Mr. and Ms. Hitchcock may be deemed the beneficial owner of the shares held by Zulu.

(3)

Mr. and Ms. Hitchcock may be deemed to share beneficial ownership of all shares of the Company owned by either of them or investment vehicles, including Zulu, owned by either of them. Includes 7,500 shares that Mr. Hitchcock has the right to acquire upon exercise of outstanding stock options which are currently exercisable.

On December 28, 2023, we, Mr. David Lazer, an individual (the “Proxy”), and each of Mr. Jeremy P. Hitchcock, Orbit, HCP, Zulu, Slingshot and Elizabeth Cash Hitchcock, an individual (the “Stockholders”), entered into a Voting Agreement (the “Voting Agreement”) with respect to the Purchase Agreement then being negotiated between David Lazar and the Company. Upon execution of the Purchase Agreement, the Voting Agreement was released from escrow to the benefit of the Proxy. The Stockholders have disclaimed the formation of a group with David Lazar, and of any shared beneficial ownership with him. The Voting Agreement governs the vote of 1,447,567 shares of Common Stock, representing the aggregate voting interest of the Stockholders taken as a whole as of the Record Date, by the Proxy with respect to any and all matters concerning a shareholder vote with respect to actions to be taken pursuant to the terms of the Purchase Agreement, including but not limited to Proposals 1 through 3 as well as electing new members to the board of directors as may be appointed by the Proxy. The Stockholders agrees that at any meeting of our shareholders and/or in connection with any corporate action by our shareholders, all of his/her/its respective shares of the will be voted by them or the Proxy in the manner and to the effect determined by the Proxy in his discretion with respect to actions proposed to be taken pursuant to the terms of the Purchase Agreement.

(4)

On January 22, 2024 our compensation committee and board of directors resolved to award each of David Natan, David Lazar, Avraham Ben-Tzvi, and Matthew McMurdo, 25,000 shares of Common Stock under our 2021 Non-Employee Directors Compensation Plan. Also on January 29, 2024, Andrew Papanicolau, and Patrick Rivard were issued 2,000 and 2,880, respectively, as approved by the previous board of directors prior to the Company’s previous reverse stock split. On January 29, 2024, the current board of directors resolved to issue each of such directors 25,000 additional shares, commensurate with the 25,000 shares issuance to the other directors on January 22, 2024. All of these newly issued shares and to be issued shares of Common Stock are not eligible to vote at the Special Meeting. Furthermore, the amount of beneficial ownership does not include restricted stock units granted under the Company’s 2021 Omnibus Incentive Compensation Plan and 2021 Non-Employee Directors Compensation Plan. Under the terms of such Plans, restricted stock units do not have voting rights and the Company has the right, at its option, to settle any restricted stock units which vest either in cash or in shares of Common Stock.

ITEM 13 – CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Transactions with related persons are governed by our Code of Conduct and Ethics, which applies to all of our directors, officers and employees. This code covers a wide range of potential activities, including, among others, conflicts of interest, self-dealing and related party transactions. Waiver of the policies set forth in this code will only be permitted when circumstances warrant. Such waivers for directors and executive officers, or that provide a benefit to a director or executive officer, may be made only by our Board, as a whole, or the Audit Committee. Absent such a review and approval process in conformity with the applicable guidelines relating to the particular transaction under consideration, such arrangements are not permitted. All related party transactions for which disclosure is required to be provided herein were approved in accordance with our Code of Conduct and Ethics.

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

Independent Directors

Our board of directors has determined that each of Patrick Rivard, Andrew Papanicolau, David Natan, Avraham Ben-Tzvi, and Matthew McMurdo is independent within the meaning of Rule 5605(a)(2) of the NASDAQ Listing Rules and the rules and regulations promulgated by the SEC. In making its independence determinations, the board of directors sought to identify and analyze all of the facts and circumstances related to any relationship between a director, his immediate family and our company and our affiliates and did not rely on categorical standards other than those contained in the NASDAQ rule referenced above.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees to Independent Registered Public Accounting Firms

The following is a summary of the fees billed to us by RSM US LLP and BF Borgers CPA PC for professional services rendered in the years ended December 31, 2022 and 2023, as applicable:

	2022	2023
Audit Fees	$157,768	$336,000
Audit-Related Fees	$136,320	$26,250
Tax Fees	0
All Other Fees	42,000
Total Fees	$336,088	$362,250

Audit Fees. This category includes the audit of our annual consolidated financial statements, reviews of our financial statements included in our Form 10-Qs and services that are normally provided by our independent registered public accounting firm in connection with its engagements for those years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of our interim financial statements.

Audit-Related Fees. This category consists of assurance and related services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consents regarding equity issuances.

Tax Fees. This category typically consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice.

All Other Fees. This category includes aggregate fees billed in each of the last two fiscal years for products and services provided by either RSM US LLP or BF Borgers CPA PC., other than the services reported in the categories above.

Pre-Approval Policies and Procedures

Our audit committee pre-approves all auditing services and all permitted non-auditing services (including the fees and terms thereof) to be performed by our independent registered public accounting firm, except for de minimis non-audit services that are approved by the audit committee prior to the completion of the audit. The audit committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-auditing services, provided that decisions of such subcommittee to grant pre-approval is presented to the full audit committee at its next scheduled hearing.

PART IV

Item 15. Exhibits and Consolidated Financial Statement Schedules

The following documents are filed as part of this report:

(1)	Financial Statements

No financial statements are filed with this Amendment No. 1. These items were included as part of the Original Filing.

(2)	Financial Statement Schedules

None.

(3)	Exhibits

The exhibits listed in the Original Filing are required by Item 601 of Regulation S-K. A list of the exhibits filed with this Amendment No.1 are provided below

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINIM, INC.
(Registrant)

Date: April 29, 2024	By:	/s/ Jeremy Hitchcock
Jeremy Hitchcock,
Principal Executive Officer