Form 10-Q
period 2024-03-31
MINIM, INC.
filed 2024-05-20
CIK 1467761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Yes ☐   No ☒

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of May 20, 2024, was 2,809,689 shares.

MINIM, INC. AND SUBSIDIARIES

i

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MINIM, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2024 (Unaudited)	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$1,027,057	$709,322
Accounts receivable, net of allowance of doubtful accounts of $283,242 and $312,983 as of March 31, 2024 and December 31, 2023, respectively	21,735	701,377
Inventories, net	-	9,952,647
Prepaid expenses and other current assets	28,832	35,768
Total current assets	1,077,624	11,399,114

Equipment, net	346,729	432,505
Operating lease right-of-use assets, net	9,061	22,512
Intangible assets, net	28,910	33,247
Other assets	40,445	472,587
Total assets	$1,502,769	$12,359,965

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$398,786	$11,143,693
Current maturities of operating lease liabilities	9,061	22,512
Accrued expenses	1,011,679	1,077,843
Total current liabilities	1,419,526	12,244,048

Total liabilities	1,419,526	12,244,048

Commitments and Contingencies (Note 7)

Stockholders’ equity
Preferred Stock, authorized: 10,000,000 shares at $0.001 par value; 2,000,000 shares issued and outstanding	1,358,573	-
Common Stock, authorized: 60,000,000 shares at $0.01 par value; issued and outstanding: 2,809,689 shares at March 31, 2024 and 2,632,809 shares at December 31, 2023 respectively	481,104	479,335
Additional paid-in capital	93,971,299	92,105,360
Accumulated deficit	(95,727,733)	(92,468,778)
Total stockholders’ equity	83,243	115,917
Total liabilities and stockholders’ equity	$1,502,769	$12,359,965

See accompanying notes to condensed consolidated financial statements.

MINIM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Net sales	$639,893	$10,751,785
Cost of goods sold	432,634	8,142,580
Gross profit	207,259	2,609,205

Operating expenses:
Selling and marketing	21,037	3,723,812
General and administrative	1,018,516	1,326,464
Research and development	72,430	1,484,399
Vendor liability forgiveness, net of asset transfers (Note 7)	2,364,955	-
Total operating expenses	3,476,938	6,534,675
Operating loss	(3,269,679)	(3,925,470)

Other expense:
Interest income (expense), net	62	(144,987)
Total other income (expense)	62	(144,987)

Loss before income taxes	(3,269,617)	(4,070,457)

Income tax benefit	10,662	-
Net loss	$(3,258,955)	$(4,070,457)

Basic and diluted net loss per share	$(1.18)	$(2.16)

Weighted average common and common equivalent shares: Basic and diluted	2,770,382	1,880,185

See accompanying notes to condensed consolidated financial statements.

MINIM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

For the three months ended March 31, 2024

	Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2023	-	$-	2,632,809	$479,335	$92,105,360	$(92,468,778)	$115,917

Net loss	-	-	-	-	-	(3,258,955)	(3,258,955)
Preferred stock issuance	2,000,000	1,358,573	-	-	-	-	1,358,573
Issuance of warrants	-	-	-	-	1,441,427	-	1,441,427
Stock-based compensation	-	-	176,880	1,769	424,512	-	426,281
Balance at March 31, 2024	2,000,000	$1,358,573	2,809,689	$481,104	$93,971,299	$(95,727,733)	$83,243

For the three months ended March 31, 2023

	Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2022	-	$-	1,877,970	$469,492	$90,710,030	$(74,834,854)	$16,344,668

Net loss	-	-	-	-	-	(4,070,457)	(4,070,457)
Common stock issued for vested restricted units	-	-	9,565	2,391	(2,391)	-	-
Stock-based compensation	-	-	-	-	123,500	-	123,500
Balance at March 31, 2023	-	$-	1,887,535	$471,883	$90,831,139	$(78,905,311)	$12,397,711

See accompanying notes to condensed consolidated financial statements.

MINIM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows used in operating activities:
Net loss	$(3,258,955)	$(4,070,457)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	103,545	229,423
Amortization of right-of-use assets	13,451	39,409
Amortization of debt issuance costs	-	15,188
Stock based compensation	426,281	123,500
Provision for accounts receivable allowances	(29,741)	71,379
Vendor liability forgiveness, net of asset transfers	2,364,954	-

Changes in operating assets and liabilities:
Accounts receivable	709,383	(507,733)
Inventories	404,299	2,648,710
Prepaid expenses and other current assets	6,936	(81,248)
Other assets	15,184	8,410
Accounts payable	(3,157,987)	2,498,991
Accrued expenses	(66,164)	288,307
Deferred revenue	-	121,401
Operating lease liabilities	(13,451)	(39,409)
Net cash provided by (used in) operating activities	(2,482,265)	1,345,871

Cash flows from investing activities:
Purchases of equipment	-	(6,330)
Certification costs capitalized	-	(122,120)
Net cash used in investing activities	-	(128,450)

Cash flows from financing activities:
Net proceeds from the bank credit line	-	(945,441)
Proceeds from preferred stock issuance	2,800,000	-
Net cash provided by financing activities	2,800,000	(945,441)

Net increase in cash and cash equivalents	317,735	271,980
Cash and cash equivalents - Beginning	709,322	1,030,110

Cash and cash equivalents - Ending	$1,027,057	$1,302,090

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$-	$103,950
Income taxes	$-	$-

Cash is reported on the condensed consolidated statements of cash flows as follows:

Cash and cash equivalents	$1,027,057	$802,090
Restricted cash	-	500,000
Total cash, cash equivalents and restricted cash	$1,027,057	$1,302,090

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (“GAAP”) can be condensed or omitted. In the opinion of management, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position and operating results. All intercompany balances and transactions have been eliminated in consolidation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Liquidity

The Company’s operations have historically been financed through the issuance of common stock and borrowings. Since inception, the Company has incurred significant losses and negative cash flows from operations. During the three months ended March 31, 2024, the Company incurred a net loss of $3.3 million, and used cash from operations of $2.5 million, which was offset by $2.8 million in cash provided from financing activities. As of March 31, 2024, the Company had an accumulated deficit of $95.7 million and cash and cash equivalents of $1.0 million. The Company will continue to monitor its costs in relation to its sales and adjust its cost structure accordingly. Management of the Company believes it will not have sufficient resources to continue as a going concern through at least one year from the issuance of these financial statements.

Merger Agreement with e2 Companies, LLC

On March 12, 2024, the “Company”, and its wholly owned subsidiary, MME Sub 1 LLC, a Florida limited liability company (“Merger Sub”), formed in March 2024, entered into an Agreement and Plan of Merger (“Merger Agreement”) with e2Companies LLC, a Florida limited liability company (“e2Companies”). Pursuant to the Merger Agreement, Merger Sub will merge with and into e2Companies, with e2Companies remaining as the surviving entity (the “Merger”). Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), holders of the outstanding common units of e2Companies (“e2 Shares”) will receive such number of shares of common stock, par value $0.01 per share, of the Company (“Company Shares”) representing 97% of the issued and outstanding Company Shares (on a fully-diluted basis).

Pursuant to the terms of the Merger Agreement, the Company has agreed to appoint, upon the Effective Time, two individuals selected by the Company to the Company’s board of directors.

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

The Merger Agreement may be terminated under certain customary and limited circumstances prior to the closing including by the mutual consent of the Company and e2Companies if the closing has not occurred by June 15, 2024. The Merger Agreement is subject to the right of either party to obtain a 30 day extension, and including, but not limited to, Stockholder Approvals having not been obtained, Company Shares being delisted from Nasdaq and deregistered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), upon uncured breaches of representations, warranties and covenants or if a court of competent jurisdiction permanently restrains the Merger from occurring.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2023. The Company’s significant accounting policies did not change during the three months ended March 31, 2024.

Recently Issued Accounting Standards

There have been no other new accounting pronouncements that have significance, or potential significance, to the Company’s financial position, results of operations and cash flows.

(3) REVENUE AND OTHER CONTRACTS WITH CUSTOMERS

Revenue recognized for each distinct performance obligation as control is transferred to the customer. Revenue attributable to hardware products bundled with Software-as-a-Service (“SaaS”) offerings are recognized at the time control of the product transfers to the customer. The transaction price allocated to the SaaS offering is recognized ratably beginning when the customer is expected to activate their account and over a three-year period that the Company has estimated based on the expected replacement of the hardware.

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

Contract Balances

The Company records accounts receivable when it has an unconditional right to the consideration. The Company did not have contract liabilities at March 31, 2024 and December 31, 2023.

Disaggregation of Revenue

The following table sets forth our revenues by distribution channel:

	Three Months Ended March 31,
	2024	2023
Retailers	$638,904	$10,281,349
Distributors	-	44,964
Other	989	425,472
	$639,893	$10,751,785

The following table sets forth our revenues by product:

	Three Months Ended March 31,
	2024	2023
Cable modems & gateways	$638,804	$10,574,055
Other networking products	1,089	91,631
SaaS	-	86,099
	$639,893	$10,751,785

(4) BALANCE SHEET COMPONENTS

Inventories

Inventories, net consists of the following:

	March 31, 2024	December 31, 2023
Materials	$-	$210,318
Work in process	-	1,640,347
Finished goods	-	8,101,982
Total	$-	$9,952,647

The Company did not have consigned inventory held by our customers or in-transit inventory at March 31, 2024 and December 31, 2023. The Company reviews inventory for obsolete and slow-moving products each quarter and makes provisions based on its estimate of the probability that the material will not be consumed or that it will be sold below cost. The inventory reserves were $0 million and $1.7 million as of March 31, 2024 and December 31, 2023, respectively.

Accrued expenses

Accrued expenses consist of the following:

	March 31, 2024	December 31, 2023
Payroll & related benefits	$141,559	$-
Professional fees	104,947	229,950
Board of director fees	173,000	-
Sales allowances	26,905	697,884
Sales and use tax	150,009	150,009
Vendor contingent payments (Note 7)	415,259	-
Total accrued other expenses	$1,011,679	$1,077,843

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

The Company incurred $143 thousand in origination costs in connection with entering into the SVB Loan Agreement. These origination costs were recorded as a debt discount and are being expensed over the remaining term of the facility. Amortization of debt issuance costs was $0 thousand and $15 thousand for the three months ended March 31, 2024 and 2023, respectively.

On October 18, 2023, the Company paid in full the outstanding balance and immediately terminated the SVB Loan Agreement. As of March 31, 2024 and December 31, 2023, the Company had $0 outstanding under the SVB Loan Agreement.

Covenants

The SVB Loan Agreement included a minimum interest expense of $20 thousand per month. The First Amendment required the Company to maintain certain levels of minimum adjusted EBITDA, which were tested on the last day of each calendar quarter and measured for the trailing 3-month period ending on the last day of each quarter. The Second Amendment removed the minimum EBITDA covenants.

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

Principal amounts borrowed under the Bridge Loan Agreement bear interest of 8.00% per annum for the period from the Effective Date until February 28, 2023. Unpaid principal after February 28, 2023 bear an interest of 14.00% per annum until paid in full. In the event of default, all outstanding principal and interest shall bear interest at an annual rate of 18%.

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

(6) Leases

The Company has entered into agreements to lease certain office space as well as its former warehouses and distribution centers under operating leases. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. Right-of-use (“ROU”) assets and lease liabilities are recorded on the balance sheet for all leases, except leases with an initial term of 12 months or less.

The components of lease costs were as follows:

	Three Months Ended March 31,
	2024	2023
Operating lease costs	$13,451	$40,253
Short-term lease costs	14,050	8,900
Total lease costs	$27,501	$49,153

The weighted-average remaining lease term and discount rate were as follows:

	Three Months Ended March 31,
	2024	2023
Operating leases:
Weighted average remaining lease term (years)	0.2	0.9
Weighted average discount rate	5.0%	3.8%

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Three Months Ended March 31,
	2024	2023
Operating cash flow information:
Amounts included in measurement of lease liabilities	$13,676	$41,132
Non-cash activities:
ROU asset obtained in exchange for lease liability	$-	$-

The maturity of the Company’s operating lease liabilities as of March 31, 2024 were as follows:

Years ended December 31, 2024 (remainder)	$9,118
Total lease payments	$9,118
Less: imputed interest	(57)
Present value of operating lease liabilities	$9,061
Operating lease liabilities, current	$9,061
Operating lease liabilities, noncurrent	$-

(7) COMMITMENTS AND CONTINGENCIES

(a) Commitments

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

In connection with the license agreement, the Company had committed to reserve a certain percentage of wholesale prices for use in advertising, merchandising and promotion of the related products. Additionally, the Company was required to make quarterly royalty payments equal to a certain percentage of the preceding quarter’s net sales with minimum annual royalty payments. Following the Company’s agreement with Motorola Mobility LLC on January 22, 2024, the Company’s quarterly royalty payments, in addition to current and future obligations, were satisfied in exchange for certain assets of the Company.

Royalty expense under the License Agreement amounted to $0 and $1.7 million for the three months ended March 31, 2024 and 2023, respectively, and is reported in selling and marketing expense on the accompanying condensed consolidated statements of operations.

On January 22, 2024, the Company, entered into a Letter Agreement re Product Purchase (the “Letter Agreement”) and a Debt Settlement Agreement (the “Settlement Agreement,” and the Letter Agreement, the “Agreements”) with Motorola Mobility, LLC (“Motorola”). Pursuant to the Letter Agreement, the Company (A) initially transferred a portion of its inventory to Motorola and (B) agreed to transfer the reminder of such inventory upon receipt of certain funding in order to satisfy liabilities owed to Motorola, while agreeing to continue to provide certain customer and technical support. Pursuant to the Settlement Agreement, the Company agreed (i) to pay Motorola a settlement amount of $1,167,071 and (ii) to transfer additional funds as collected from the Company’s customers in an amount up to $263,752. The Company believes that the Agreements, together with arrangements it has finalized with other major vendors, will allow the Company to streamline its operations while reducing its current liabilities.

(b) Vendor Obligation Releases

In its efforts to manage its liquidity and cash-flow position, the Company negotiated and executed liability release agreements with certain vendors in Q4 2023 who comprised $5.0 million of outstanding accounts payable as of December 31, 2023. In aggregate, the executed release agreements resulted in a reduction of outstanding accounts payable obligations by $3.6 million from $5.0 million to $1.4 million. The executed release agreements became effective and are contingent upon payment of the $1.4 million negotiated amounts received during the period of Q1 2024. In addition, the Company agreed to pay certain vendors an additional $0.4 million contingent upon successful collection of customer receivables. As of March 31, 2024, the contingent amount has not been paid and is accounted in accrued expenses on the accompanying condensed consolidated balance sheets.

(c) Contingencies

The Company is party to various lawsuits and administrative proceedings arising in the ordinary course of business. The Company evaluates such lawsuits and proceedings on a case-by-case basis, and its policy is to vigorously contest any such claims which it believes are without merit.

The Company reviews the status of its legal proceedings and records a provision for a liability when it is considered probable that both a liability has been incurred and the amount of the loss can be reasonably estimated. This review is updated periodically as additional information becomes available. If both criteria are not met, the Company reassesses whether there is at least a reasonable possibility that a loss, or additional losses, may be incurred. If there is a reasonable possibility that a loss may be incurred, the Company discloses the estimate of the amount of the loss or range of losses - that the amount is not material, or that an estimate of the loss cannot be made. At March 31, 2023, the Company is not currently a party to any legal proceedings that, if determined adversely to the Company, in management’s opinion, are currently expected to individually or in the aggregate have a material adverse effect on the Company’s business, operating results or financial condition taken as a whole. The Company expenses its legal fees as incurred.

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

(8) SIGNIFICANT CUSTOMER AND DEPENDENCY ON KEY SUPPLIERS

Relatively few companies account for a substantial portion of the Company’s revenues. In the three months ended March 31, 2024, two companies, including a marketplace facilitator, accounted for 10% or greater individually and 100% in the aggregate of the Company’s total net sales. At March 31, 2024, one company with an accounts receivable balance of 10% or greater individually accounted for 100% of the Company’s accounts receivable. In the three months ended March 31, 2023, two companies, including a marketplace facilitator, accounted for 10% or greater individually and 88% in the aggregate of the Company’s total net sales. At March 31, 2023, two companies with an accounts receivable balance of 10% or greater individually accounted for a combined 84% of the Company’s accounts receivable.

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

The Company depends on many third-party suppliers for key components contained in its product offerings. For some of these components, the Company may only use a single source supplier, in part due to the lack of alternative sources of supply. During the three months ended March 31, 2024, the Company did not have any concentration of suppliers. During the three months ended March 31, 2023, the Company had one supplier that provided 90% of the Company’s purchased inventory.

(9) INCOME TAXES

During the three months ended March 31, 2024, we recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated due to the uncertainty of realizing a benefit from those items.

We have evaluated the positive and negative evidence bearing upon the Company’s ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards and research and development tax credits. We considered the history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and we have concluded that it is more likely than not that we will not realize the benefits of our deferred tax assets. As a result, as of March 31, 2024 and December 31, 2023, we recorded a full valuation allowance against our net deferred tax assets.

As of March 31, 2024 and December 31, 2023, the Company had federal net operating loss carry forwards of approximately $79.1 million and $76.9 million, respectively, which are available to offset future taxable income. They are due to expire in varying amounts from 2025 to 2042. Federal net operating losses occurring after December 31, 2018, of approximated $38.5 million may be carried forward indefinitely. As of March 31, 2024 and December 31, 2023, the Company had state net operating loss carry forwards of approximately $47.9 million and $44.9 million, respectively, which are available to offset future taxable income. They are due to expire in varying amounts from 2033 through 2041. We recorded minimum state income taxes and taxes related to our operations in Mexico. For the three months ended March 31, 2024 and 2023, income tax expense (benefit) was $(11) thousand and $0 thousand, respectively.

(10) RELATED PARTY TRANSACTIONS

The Company leases office space located at 848 Elm Street, Manchester, NH. The landlord is an affiliate entity owned by Mr. Hitchcock. The two-year facility lease agreement was effective from August 1, 2019, to July 31, 2021 and was extended to July 31, 2022. On July 18, 2022, the lease agreement was amended to a month-to-month lease arrangement and may be terminated by either party with a 60-day notice. The facility lease agreement provides for 2,656 square feet. For the three-months period ended March 31, 2024 and 2023, the rent expense was $14 thousand and $9 thousand, respectively.

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

Slingshot Capital is owned by the Company’s former Chairperson of the Board and a former Board Member, Jeremy Hitchcock and Elizabeth Hitchcock, respectively.

(11) EARNINGS (LOSS) PER SHARE

Net loss per share for the three months ended March 31, 2024 and 2023, respectively, are as follows:

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(3,258,955)	$(4,070,457)

Denominator:
Weighted average common shares – basic	2,770,382	1,880,185
Effect of dilutive common share equivalents	-	-
Weighted average common shares – dilutive	2,770,382	1,880,185

Basic and diluted net loss per share	$(1.18)	$(2.16)

Diluted loss per common share for the three months ended March 31, 2024 and 2023 excludes the effects of 5,230,769 and 49,402 common share equivalents, respectively, since such inclusion would be anti-dilutive. The common share equivalents consist of shares of common stock issuable upon exercise of outstanding preferred stock, warrants, restricted stock units, and stock options.

(12) EQUITY

Preferred Stock and Warrants

On January 23, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with David Lazar (“Lazar”), a member of our Board of Directors, whereby, at the closing of the transactions contemplated by the Purchase Agreement (the “Closing”), the Company sold and Lazar (or to any transferee of Lazar’s which acquires the Securities Purchase Rights, as defined below, hereinafter a “Lazar Transferee”) purchased two million 2,000,000 shares of the Company’s preferred stock, $0.001 par value per share (the “Preferred Stock”), at a price per share of $1.40, for an aggregate purchase price of $2,800,000, subject to the conditions described below, pursuant to the exemptions afforded by the Securities Act of 1933, as amended, and Regulation S thereunder. Under the Purchase Agreement, the Company agreed to designate 2,000,000 of the Preferred Stock as Series A Preferred Stock (the “Series A Preferred Stock”) for the sale to Lazar (or a Lazar Transferee). Each share of Series A Preferred Stock shall be convertible, at the option of the holder, into 1.4 shares of common stock of the Company, $.01 par value per share (the “Common Stock”), and vote on an “as-if-converted” basis and shall have full ratchet protection in any subsequent offerings. Pursuant to the Purchase Agreement, the Company shall also issue Lazar (or a Lazar Transferee) warrants to purchase up to an additional 2,800,000 shares of Common Stock, with an exercise price equal to $1.00 per share, subject to adjustment therein (the “Warrants”, and together with the Series A Preferred Stock, the “Purchased Securities”).

The Company evaluated the Series A Preferred Stock and Warrants for liability or equity classification in accordance with the provisions of ASC 480, Distinguishing Liabilities from Equity, and determined that equity treatment was appropriate because neither the Series A Preferred Stock nor the Warrants met the definition of liability instruments.

The Warrants are classified as component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the holder to receive a fixed number of shares of common stock upon exercise. In addition, the Warrants do not provide any guarantee of value or return. The Company valued the Warrants at issuance using the Black-Scholes option pricing model and determined the fair value of the Warrants to purchase 2,800,000 shares of the Company’s common stock at $4.7 million. The key inputs to the valuation model included a weighted average volatility of 162.0% and an expected term of 3.0 years.

The proceeds from the issuance of the Series A Preferred Stock to the Company were allocated based on the relative fair value of the Warrants as compared to the fair value of the Series A Preferred Stock. The fair value of the Warrants incorporates assumptions regarding our common stock price, dividend yield, stock price volatility, as well as assumptions regarding the risk-free interest rate. Using this model, the Warrants was valued at $1.4 million at January 23, 2024 and was included in additional paid in capital on our condensed consolidated balance sheet.

The fair value of the Series A Preferred Stock was determined based on assumptions that incorporated our common stock price and dividend rate. The Company valued the Series A Preferred Stock at $4.5 million. Based on the fair value model to allocate the Series A Preferred Stock proceeds, the Series A Preferred Stock was valued at $1.4 million at January 23, 2024 and was included in Series A Preferred Stock on our condensed consolidated balance sheet.

On February 26, 2024, the Company held a special meeting of stockholders, who voted and approved (i) the issuance of shares of our common stock, par value $0.01 per share (“Common Stock”) upon conversion of Series A Preferred Stock or exercise of the Warrants to be issued at Closing of the Purchase Agreement, which conversions or exercise would result in a “change of control” of the Company under the applicable rules of Nasdaq and (ii) an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect the increase in authorized shares of Preferred Stock to 10,000,000

(13) SUBSEQUENT EVENTS

The Company has evaluated subsequent events from March 31, 2024, through the date of this filing and has determined that there are no such events, other than those noted above, requiring recognition or disclosure in the financial statements.

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

The following discussion should be read in conjunction with the attached Unaudited Condensed Consolidated Financial Statements and notes thereto, and with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2023, found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 12, 2024. Although we believe that the assumptions underlying the forward-looking statements contained in this Quarterly Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. The risks, uncertainties and assumptions referred to above, that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in Part II, Item 1A hereto and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise that may arise after the date of this Quarterly Report on Form 10-Q.

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

Our cash and cash equivalents balance on March 31, 2024 was $1.0 million compared to $0.7 million on December 31, 2023. On March 31, 2024, we had no outstanding borrowings and working capital of negative $0.3 million.

The Company’s ability to maintain adequate levels of liquidity depends in part on our ability to sell inventory on hand and collect related receivables. The Company is evaluating options related to its liquidity. The Company will continue to monitor its costs in relation to its sales and adjust its cost structure accordingly.

The Company continues to experience losses, which in part is due to declining revenues. In the three months ended March 31, 2024 and 2023, we generated net sales of $0.6 million and $10.8 million, respectively.

Our most recent Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on April 12, 2024, provides additional information about our business and operations.

Recent Accounting Standards

See Note 2 Summary of Significant Accounting Policies, in Notes to Unaudited Consolidated Financial Statements in Item 1 of Part 1 of this Report on 10-Q, for a full description of recent accounting standards, including the expected dates of adoption and estimated effects on the financial condition and results of operations, which are hereby incorporated by reference.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP. These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Management bases its estimates, assumptions and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. To the extent there are material differences between these estimates and actual results, our financial statements may be affected. Our management evaluates its estimates, assumptions and judgments on an ongoing basis.

Our critical accounting policies and estimates, which are revenue recognition, product returns, inventory valuation and costs of goods sold, warrants, valuation of deferred tax assets are described under “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023. For the three months ended March 31, 2024, there have been no significant changes in our critical accounting policies and estimates.

Results of Operations

The following table sets forth certain financial data derived from our condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023, presented in absolute dollars and as a percentage of net sales, with dollars and percentage change period over period:

	Three Months Ended March 31,				Change
	2024		2023		$	%
Net sales	$640	100.0%	$10,752	100%	$(10,112)	(94.0)%
Cost of goods sold	433	67.6	8,143	75.7	(7,710)	(94.7)
Gross profit	207	32.4	2,609	24.3	(2,402)	(92.1)
Operating expenses:
Selling and marketing	21	3.3	3,724	34.6	(3,703)	(99.4)
General and administrative	1,019	159.2	1,326	12.3	(307)	(23.2)
Research and development	72	11.3	1,484	13.8	(1,412)	(95.1)
Vendor liability forgiveness, net of asset transfers	2,365	369.6	-	-	2,365	100
Total operating expenses	3,477	543.4	6,534	60.8	(3,057)	(46.8)

Operating loss	(3,270)	(511.0)	(3,925)	(36.5)	655	(16.7)

Total other expense	-	-	(145)	(1.3)	(145)	(100)

Loss before income taxes	(3,270)	(511.0)	(4,070)	(37.9)	(800)	(19.7)

Income tax benefit	(11)	-	-	-	(11)	(100.0)

Net loss	$(3,259)	(509.3)%	$(4,070)	(37.9)%	$(811)	(19.9)%

Comparison of the three months ended March 31, 2024 to the three months ended March 31, 2023

The following table sets forth our revenues by product and the changes in revenues for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023:

	Three Months Ended
	March 31, 2024	March 31, 2023	$ Change	% Change
	(In thousands, except percentage data)
Cable modems & gateways	$639	$10,574	$(9,935)	(94.0)%
Other networking products	1	92	(91)	(98.9)
SaaS	-	86	(86)	(100)
Total	$640	$10,752	$(10,112)	(94.0)%

The majority of the Company’s revenues by geographic area are earned in North America for the three months ended March 31, 2024 and 2023.

Net Sales

Our total net sales decreased year-over-year by $10.1 million or 94%. The decrease in net sales is directly attributable to decreased sales of Motorola branded cable modems and gateways. In both 2024 and 2023, we primarily generated our sales by selling cable modems and gateways. Sales related to SaaS offerings were $0 thousand and $86 in the three months ended March 31, 2024 and 2023, respectively. The decrease in other category of $91 thousand in 2024 compared to 2023 is primarily due to a reduction in DSL and MoCA products due to a refocus on new product introductions. Generally, our lower sales outside North America reflect the fact that cable modems are sold successfully through retailers in the U.S. but not in most countries outside the U.S., due primarily to variations in government regulations.

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

The decrease in gross profit was attributable to less sales, largely resulting from the Motorola license termination. Our gross margin can be affected by a number of factors, including fluctuation in foreign exchange rates, sales returns, changes in average selling prices, end-user customer rebates and other channel sales incentives, changes in our cost of goods sold due to fluctuations and increases in prices paid for components, overhead costs, inbound freight and duty/tariffs, conversion costs, and charges for excess or obsolete inventory.

The following table presents net sales and gross margin, for the periods indicated:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Net sales	$640	$10,752	$(10,112)	(94.0)%
Gross margin	32.4%	24.3%

Gross profit decreased in the three months ended March 31, 2024, compared to the three months ended in the prior fiscal year period, primarily due to insufficient sales levels necessary to cover fixed costs and certain variable costs.

For the remainder of fiscal 2024, we expect gross margin to be subject to similar variabilities experienced in the first quarter of 2024. Forecasting gross margin percentages is difficult, and there are several risks related to our ability to maintain or improve our current gross margin levels. Our cost of goods sold, as a percentage of net sales, can vary significantly based upon factors such as: uncertainties surrounding revenue volumes, including future pricing and/or potential discounts as a result of the economy, competition, the timing of sales, and related production level variances; import customs duties and imposed tariffs; changes in technology; changes in product mix; expenses associated with writing off excessive or obsolete inventory; fluctuations in freight costs; manufacturing and purchase price variances; and changes in prices on commodity components.

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

	Three Months ended March 31,
	2024	2023	Change	% Change
Selling and marketing	$21	$3,724	$(3,703)	(99.4)%

Selling and marketing expenses decreased in the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to reductions in personnel expenses by $0.6 million, marketing campaigns by $1.4 million, Motorola royalty fees of $1.7 million, and other sales support costs of $0.3 million.

For the remainder of the fiscal year 2024, we expect our selling and marketing expenses to be comparable to fiscal Q1 2024. Expenses may fluctuate depending on sales levels achieved as certain expenses, such as commissions, and are determined based upon the net sales achieved. Forecasting both selling and marketing expenses is highly dependent on expected net sales levels and could vary significantly depending on actual net sales achieved in any given quarter. Marketing expenses may also fluctuate depending upon the timing, extent and nature of marketing programs.

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

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
General and administrative	$1,019	$1,326	$(307)	(23.2)%

General and administrative expenses decreased $0.3 million primarily due to a decrease in personnel expenses of $0.5 million, software subscriptions of $0.1 million, professional fees of $0.1 million, and other administrative costs of $0.1 million, offset by an increase in board of director fees of $0.5 million.

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

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Research and development	$72	$1,484	$(1,412)	(95.1)%

The decrease of $1.4 million was primarily due to decreases in personnel expenses of $1.0 million, contract labor of $0.1 million, software subscriptions of $0.1 million, and certification and other costs of $0.2 million. partially offset by an increase in certification costs of $95 thousand.

For the remainder of the fiscal year 2024, we expect research and development expenses to be comparable to fiscal Q1 2024. Research and development expenses may fluctuate depending on the timing and number of development activities and could vary significantly as a percentage of net sales, depending on actual net sales achieved in any given year.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents. As of March 31, 2024, we had cash and cash equivalents of $1.0 million as compared to $0.7 million on December 31, 2023. On March 31, 2024, we had no borrowings outstanding and working capital of negative $0.3 million. We have funded our operations and financing activities primarily through sale of preferred stock.

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

Our consolidated financial statements, as of March 31, 2024, were prepared under the assumption that we will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt exists about our ability to continue as a going concern, and we will require additional liquidity to continue operations beyond the next 12 months.

Our consolidated financial statements as of March 31, 2024, do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if we were unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or part of their investment.

Cash Flows

The following table presents our cash flows for the periods presented:

	Three Months Ended March 31,
	2024	2023
Cash provided by (used in) operating activities	$(2,482)	$1,346
Cash used in investing activities	-	(129)
Cash provided by (used in) financing activities	2,800	(945)
Net increase (decrease) in cash and cash equivalents	$318	$272

Cash Flows from Operating Activities. Cash used from operating activities of $2.5 million during the three months ended March 31, 2024 reflected our net loss of $3.3 million, adjusted for non-cash expenses, consisting primarily of $426 thousand of stock-based compensation expense, $104 thousand in depreciation and amortization expense, and $2.4 million in vendor forgiveness, net of asset transfers. Uses of cash included a decrease in accounts payable of $3.2 million and accrued expenses of $66 thousand. Sources of cash included primarily a decrease of accounts receivable of $709 thousand, and inventories of $404 thousand.

Cash provided by operating activities of $1.3 million, during the three months ended March 31, 2023, reflected our net loss of $4.0 million, adjusted for non-cash expenses, consisting primarily of $124 thousand of stock-based compensation expense, $229 thousand in depreciation and amortization expense, and $72 thousand in accounts receivable reserve allowance. Uses of cash included an increase in accounts receivable of $0.5 million and prepaid expenses of $81 thousand. Sources of cash included primarily a decrease of inventories of $2.6 million, increase in accounts payable of $2.5 million, increase in accrued expenses of $0.3 million, and increase in deferred revenue of $0.1 million.

Cash Flows from Investing Activities. During the three months ended March 31, 2024, the Company had no cash flows generated or used by investing activities.

During the three months ended March 31, 2023, $6 thousand was used to purchase equipment and $122 thousand was used for certification costs.

Cash Flows from Financing Activities. Cash provided from financing activities during the three months ended March 31, 2024 consisted of proceeds from issuance of preferred stock of $2.8 million.

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

Our capital expenditures are largely discretionary and within our control. We expect that our product sales and the resulting operating loss, as well as the status of each of our product development programs, will significantly impact our cash management decisions.

At March 31, 2024, we believe our current cash and cash equivalents may not be sufficient to fund working capital requirements, capital expenditures and operations during the next twelve months. Our ability to continue as a going concern will depend on our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce or contain expenditures and increase revenues. Based on these factors, management determined that there is substantial doubt regarding our ability to continue as a going concern. The Company will continue to monitor its costs in relation to its sales and adjust accordingly.

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

Our ability to fund our longer-term cash needs is subject to various risks, many of which are beyond our control—See “Risk Factors—We may require significant additional capital to pursue our growth strategy, and our failure to raise capital when needed could prevent us from executing our growth strategy.” Should we require additional funding, such as additional capital investments, we may need to raise the required additional funds through bank borrowings or public or private sales of debt or equity securities. We cannot guarantee that such funding will be available in needed quantities or on terms favorable to us, if at all.

At March 31, 2024, we have Federal and state net operating loss carry forwards of approximately $79.1 million and $47.9 million, respectively, available to reduce future taxable income. A valuation allowance has been established for the full amount of deferred income tax assets as management has concluded that it is more-likely than-not that the benefits from such assets will not realize the benefits of our deferred tax assets. As a result, as of March 31, 2024 and December 31, 2023, we recorded a full valuation allowance against our net deferred tax assets.

Commitments and Contractual Obligations

During the three months ended March 31, 2024, except as otherwise disclosed in this Form 10-Q, there were no material changes to our capital commitments and contractual obligations from those disclosed in our Form 10-K for the year ended December 31, 2023.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of March 31, 2024. See Note 6 to the accompanying consolidated financial statements for additional disclosure.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this Item.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer of the Company, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the preparation of this Quarterly Report on the Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer of the Company, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2024. Based upon that evaluation and other than as disclosed herein, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2024 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors set forth in our 2023 Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on April 12, 2024, which includes a detailed discussion of our risk factors in Part I, “Item 1A. Risk Factors”, which discussion is hereby incorporated by reference into this Part II, Item 1A. Our Risk Factors could materially affect our business, financial position, or future results of operations. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or future results of operations.

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

MINIM, INC. (Registrant)

Date: May 20, 2024	By:	/s/ David Lazar
David Lazar Chief Executive Officer and Chief Financial Officer of the Company (on behalf of Registrant and as Principal Financial Officer)