Form 10-Q
period 2024-06-30
MINIM, INC.
filed 2024-08-20
CIK 1467761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 1-37649

MINIM, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	04-2621506
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

848 Elm Street, Manchester, NH	03101
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (833) 966-4646

(Former Name or Former Address, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 per share	MINM	The Nasdaq Capital Market*

*	Currently suspended; See Item 5 in Part II of this Form 10-Q for additional information

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

Yes ☐   No ☒

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of August 19, 2024, was 2,809,689 shares.

MINIM, INC. AND SUBSIDIARIES

i

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MINIM, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2024 (Unaudited)	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$630,816	$709,322
Accounts receivable, net of allowance of doubtful accounts of $0 and $312,983 as of June 30, 2024 and December 31, 2023, respectively	-	701,377
Inventories, net	-	9,952,647
Prepaid expenses and other current assets	24,105	35,768
Total current assets	654,921	11,399,114

Equipment, net	263,981	432,505
Operating lease right-of-use assets, net	-	22,512
Intangible assets, net	-	33,247
Other assets	34,378	472,587
Total assets	$953,280	$12,359,965

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$263,744	$11,143,693
Current maturities of operating lease liabilities	-	22,512
Accrued expenses	1,094,206	1,077,843
Total current liabilities	1,357,950	12,244,048

Total liabilities	1,357,950	12,244,048

Commitments and Contingencies (Note 7)

Stockholders’ equity (deficit)
Preferred Stock, authorized: 10,000,000 shares at $0.001 par value; 2,000,000 shares issued and outstanding	1,358,573	-
Common Stock, authorized: 60,000,000 shares at $0.01 par value; issued and outstanding: 2,809,689 shares at June 30, 2024 and 2,632,809 shares at December 31, 2023 respectively	481,104	479,335
Additional paid-in capital	93,971,299	92,105,360
Accumulated deficit	(96,215,645)	(92,468,778)
Total stockholders’ equity (deficit)	(404,669)	115,917
Total liabilities and stockholders’ equity (deficit)	$953,281	$12,359,965

See accompanying notes to the unaudited condensed consolidated financial statements.

MINIM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net sales	$-	$7,194,757	$639,893	$17,946,541
Cost of goods sold	-	6,708,857	432,634	14,851,438
Gross profit	-	485,900	207,259	3,095,103

Operating expenses:
Selling and marketing	45,134	3,588,709	66,171	7,312,521
General and administrative	566,514	1,170,520	1,585,030	2,496,984
Research and development	40,864	1,186,801	113,294	2,671,200
Vendor liability forgiveness, net of asset transfers	(164,026)	-	2,200,929	-
Total operating expenses	488,486	5,946,030	3,965,424	12,480,705

Operating loss	(488,486)	(5,460,130)	(3,758,165)	(9,385,602)

Other income (expense):
Interest income (expense), net	20	(112,575)	82	(257,560)
Total other income (expense)	20	(112,575)	82	(257,560)

Loss before income taxes	(488,466)	(5,572,705)	(3,758,083)	(9,643,162)

Income tax expense (benefit)	(554)	24,976	(11,216)	24,976

Net loss	$(487,912)	$(5,597,681)	$(3,746,867)	$(9,668,138)

Net loss per share:
Basic and diluted	$(0.17)	$(2.96)	$(1.34)	$(5.13)

Basic and diluted weighted average common and common equivalent shares	2,809,689	1,888,274	2,790,144	1,884,195

See accompanying notes to unaudited condensed consolidated financial statements.

MINIM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (deficit)

(Unaudited)

For the six months ended June 30, 2024

	Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2023	-	$-	2,632,809	$479,335	$92,105,360	$(92,468,778)	$115,917

Net loss	-	-	-	-	-	(3,258,955)	(3,258,955)
Preferred stock issuance	2,000,000	1,358,573	-	-	-	-	1,358,573
Issuance of warrants	-	-	-	-	1,441,427	-	1,441,427
Stock-based compensation	-	-	176,880	1,769	424,512	-	426,281
Balance at March 31, 2024	2,000,000	$1,358,573	2,809,689	$481,104	$93,971,299	$(95,727,733)	$83,243

Net loss	-	-	-	-	-	(487,912)	(487,912)
Preferred stock issuance	-	-	-	-	-	-	-
Issuance of warrants	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-
Balance at June 30, 2024	2,000,000	$1,358,573	2,809,689	$481,104	$93,971,299	$(96,215,645)	$(404,669)

For the six months ended June 30, 2023

	Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2022	1,877,970	$469,492	$90,710,030	$(74,834,854)	$16,344,668

Net loss	-	-	-	(4,070,457)	(4,070,457)
Common stock issued for vested restricted units	9,565	2,391	(2,391)	-	-
Stock-based compensation	-	-	123,500	-	123,501
Balance at March 31, 2023	1,887,535	$471,883	$90,831,139	$(78,905,311)	$12,397,711

Net loss	-	-	-	(5,597,681)	(5,597,681)
Common stock issued for vested restricted stock units	739	7	(7)	-	-
Stock-based compensation	-	-	101,589	-	101,589
Balance at June 30, 2023	1,888,274	$471,890	$90,932,721	$(84,502,992)	$6,901,619

See accompanying notes to unaudited condensed consolidated financial statements.

MINIM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows used in operating activities:
Net loss	$(3,746,867)	$(9,668,138)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	215,203	338,024
Amortization of right-of-use assets	22,512	79,230
Amortization of debt issuance costs	-	21,407
Stock based compensation	426,281	225,089
Provision for accounts receivable allowances	(29,741)	71,379
Vendor liability forgiveness, net of asset transfers	2,200,929	-

Changes in operating assets and liabilities:
Accounts receivable	731,118	755,404
Inventories	404,299	6,943,109
Prepaid expenses and other current assets	11,660	119,982
Other assets	21,251	22,223
Accounts payable	(3,129,003)	5,887,831
Accrued expenses	16,364	(2,311,414)
Deferred revenue	-	76,039
Operating lease liabilities	(22,512)	(79,229)
Net cash provided by (used in) operating activities	(2,878,506)	2,480,936

Cash flows from investing activities:
Purchases of equipment	-	(162,490)
Certification costs capitalized	-	(219,595)
Net cash used in investing activities	-	(382,085)

Cash flows from financing activities:
Net payment on the bank credit line	-	(2,347,336)
Proceeds from preferred stock issuance	2,800,000	-
Net cash provided by (used in) financing activities	2,800,000	(2,347,336)

Net decrease in cash and cash equivalents	(78,506)	(248,485)
Cash and cash equivalents - Beginning	709,322	1,030,110
Cash and cash equivalents - Ending	$630,816	$781,625

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$-	$154,882
Income taxes	$-	$24,976

Cash is reported on the condensed consolidated statements of cash flows as follows:

Cash and cash equivalents	$630,816	$281,625
Restricted cash	-	500,000
Total cash, cash equivalents and restricted cash	$630,816	$781,625

See accompanying notes to the unaudited condensed consolidated financial statements.

MINIM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1) NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Minim, Inc. and its wholly owned subsidiaries, MME Sub 1 LLC, Cadence Connectivity, Inc., MTRLC LLC, and Minim Asia Private Limited, are herein collectively referred to as “Minim” or the “Company”. The Company support and services intelligent networking products that reliably and securely connect homes and offices around the world that it previously sold. We were the exclusive global license holder to the Motorola brand for home networking hardware until 2023. The Company supports and services products including cable modems, cable modem/routers, mobile broadband modems, wireless routers, Multimedia over Coax (“MoCA”) adapters and mesh home networking devices. Our AI-driven cloud software platform and applications make network management and security simple for home and business users, as well as the service providers that assist them— leading to higher customer satisfaction and decreased support burden.

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

Liquidity

The Company’s operations have historically been financed through the issuance of common stock and borrowings. Since inception, the Company has incurred significant losses and negative cash flows from operations. During the six months ended June 30, 2024, the Company incurred a net loss of $3.7 million, and used cash from operations of $2.9 million, which was offset by $2.8 million in cash provided from financing activities. As of June 30, 2024, the Company had an accumulated deficit of $96.2 million and cash and cash equivalents of $0.6 million. The Company will continue to monitor its costs in relation to its sales and adjust its cost structure accordingly. Management of the Company believes it will not have sufficient resources to continue as a going concern through at least one year from the issuance of these financial statements.

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

The Merger Agreement may be terminated under certain customary and limited circumstances prior to the closing including by the mutual consent of the Company and e2Companies if the closing has not occurred by June 15, 2024. The Merger Agreement is subject to the right of either party to obtain a 30-day extension, and including, but not limited to, Stockholder Approvals having not been obtained, Company Shares being delisted from Nasdaq and deregistered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), upon uncured breaches of representations, warranties and covenants or if a court of competent jurisdiction permanently restrains the Merger from occurring. On June 17, 2024, the Company and Merger Sub entered into a First Amendment to the Agreement and Plan of Merger (“Amendment”) with e2Companies Pursuant to the Amendment, e2Companies and the Company have mutually agreed to terminate the “no-shop” provisions in the Merger Agreement, and to grant the Company permission to seek alternate business combination candidates, while solely requiring that the Company provide two (2) Business Days’ prior written notice advising e2Companies that it intends to effect such alternate business combination and allow for additional negotiation with e2Companies to enable the parties to determine whether to propose revisions to the terms of the Merger Agreement. The Merger Agreement has not yet been terminated as of the date hereof.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2023. The Company’s significant accounting policies did not change during the six months ended June 30, 2024.

Recently Issued Accounting Standards

In 2023, the FASB issued ASU 2023-09 – Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). This update standardizes categories for the effective tax rate reconciliation, requires disaggregation of income taxes and additional income tax-related disclosures. This update is required to be effective for the Company for fiscal periods beginning after December 15, 2025. The Company is evaluating the effect that ASU 2023-09 will have on its financial statements and disclosures.

The FASB also issued ASU 2023-07: Segment Reporting Topic 280 - Improvements to Reportable Segment Disclosures. This update requires expanded annual and interim disclosures for significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. This update will be effective for fiscal years beginning after December 15, 2024, and is to be applied retrospectively to all periods presented in the financial statements. Early adoption is permitted. The Company is evaluating the effect that ASU 2023-07 will have on its financial statements and disclosures and believes it will not have a material impact on the Company’s consolidated financial statements.

On March 21, 2024, the FASB issued Accounting Standards Update (ASU) 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, which provides illustrative guidance to help entities determine whether profits interest and similar awards should be accounted for as share-based payment arrangements within the scope of ASC Topic 718, Compensation—Stock Compensation. The Company believes it will not have a material impact on the Company’s consolidated financial statements.

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

Contract Balances

The Company records accounts receivable when it has an unconditional right to the consideration. The Company did not have contract liabilities at June 30, 2024 and December 31, 2023.

Disaggregation of Revenue

The following table sets forth our revenues by distribution channel:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Retailers	$-	$6,566,682	$638,904	$16,848,031
Distributors	-	126,079	-	171,043
Other	-	501,996	989	927,467
	$-	$7,194,757	$639,893	$17,946,541

The following table sets forth our revenues by product:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cable modems & gateways	$-	$6,887,777	$638,804	$17,461,832
Other networking products	-	233,145	1,089	324,776
SaaS	-	73,835	-	159,933
	$-	$7,194,757	$639,893	$17,946,541

(4) BALANCE SHEET COMPONENTS

Inventories

Inventories, net consists of the following:

	June 30, 2024	December 31, 2023
Materials	$-	$210,318
Work in process	-	1,640,347
Finished goods	-	8,101,982
Total	$-	$9,952,647

The Company did not have consigned inventory held by our customers or in-transit inventory at June 30, 2024 and December 31, 2023. The Company reviews inventory for obsolete and slow-moving products each quarter and makes provisions based on its estimate of the probability that the material will not be consumed or that it will be sold below cost. The inventory reserves were $0 million and $1.7 million as of June 30, 2024 and December 31, 2023, respectively.

Accrued expenses

Accrued expenses consist of the following:

	June 30, 2024	December 31, 2023
Payroll & related benefits	$283,113	$-
Professional fees	134,944	229,950
Board of director fees	248,000	-
Sales allowances	26,905	697,884
Sales and use tax	150,009	150,009
Vendor contingent payments (Note 7)	251,235	-
Total accrued other expenses	$1,094,206	$1,077,843

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

The Company incurred $143 thousand in origination costs in connection with entering into the SVB Loan Agreement. These origination costs were recorded as a debt discount and are being expensed over the remaining term of the facility. Amortization of debt issuance costs was $0 thousand and $15 thousand for the three months ended June 30, 2024 and 2023, respectively. Amortization of debt issuance costs was $0 thousand and $21 thousand for the six months ended June 30, 2024 and 2023, respectively.

On October 18, 2023, the Company paid in full the outstanding balance and immediately terminated the SVB Loan Agreement. As of June 30, 2024 and December 31, 2023, the Company had $0 outstanding under the SVB Loan Agreement.

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

(6) Leases

The Company had entered into agreements to lease certain office space as well as its former warehouses and distribution centers under operating leases. As of June 30, 2024, the Company’s leased office space has terminated and was not renewed. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. Right-of-use (“ROU”) assets and lease liabilities are recorded on the balance sheet for all leases, except leases with an initial term of 12 months or less.

The components of lease costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease costs	$9,061	$40,413	$22,512	$54,913
Short-term lease costs	-	8,900	14,050	17,800
Total lease costs	$9,061	$49,313	$36,562	$72,713

The weighted-average remaining lease term and discount rate were as follows:

	Period Ended June 30,
	2024	2023
Operating leases:
Weighted average remaining lease term (years)	0.0	0.7
Weighted average discount rate	0.0%	3.8%

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Six Months Ended June 30,
	2024	2023
Operating cash flow information:
Amounts included in measurement of lease liabilities	$22,512	$82,266
Non-cash activities:
ROU asset obtained in exchange for lease liability	$-	$-

As of June 30, 2024, the Company does not have future lease payments after its office lease expired in May 2024.

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

Royalty expense under the License Agreement amounted to $0 and $1.7 million for the three months ended June 30, 2024 and 2023, respectively, and $0 and $3.4 million for the six months ended June 30, 2024 and 2023, respectively. The royalty expense is reported in selling and marketing expense on the accompanying condensed consolidated statements of operations.

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

(b) Vendor Obligation Releases

In its efforts to manage its liquidity and cash-flow position, the Company negotiated and executed liability release agreements with certain vendors in Q4 2023 who comprised $5.0 million of outstanding accounts payable as of December 31, 2023. In aggregate, the executed release agreements resulted in a reduction of outstanding accounts payable obligations by $3.6 million from $5.0 million to $1.4 million. The executed release agreements became effective and are contingent upon payment of the $1.4 million negotiated amounts received during the period of Q1 2024. In addition, the Company agreed to pay certain vendors an additional $0.4 million contingent upon successful collection of customer receivables. After the collection of customer receivables, the contingent amount was amended to $0.3 million during the period ended June 30, 2024. As of June 30, 2024, the contingent amount has not been paid and is accounted in accrued expenses on the accompanying condensed consolidated balance sheets. In July 2024, the Company paid the contingent amount of $0.3 million to its vendors.

(c) Contingencies

The Company is party to various lawsuits and administrative proceedings arising in the ordinary course of business. The Company evaluates such lawsuits and proceedings on a case-by-case basis, and its policy is to vigorously contest any such claims which it believes are without merit.

The Company reviews the status of its legal proceedings and records a provision for a liability when it is considered probable that both a liability has been incurred and the amount of the loss can be reasonably estimated. This review is updated periodically as additional information becomes available. If both criteria are not met, the Company reassesses whether there is at least a reasonable possibility that a loss, or additional losses, may be incurred. If there is a reasonable possibility that a loss may be incurred, the Company discloses the estimate of the amount of the loss or range of losses - that the amount is not material, or that an estimate of the loss cannot be made. At June 30, 2024, the Company is not currently a party to any legal proceedings that, if determined adversely to the Company, in management’s opinion, are currently expected to individually or in the aggregate have a material adverse effect on the Company’s business, operating results or financial condition taken as a whole. The Company expenses its legal fees as incurred.

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

(8) SIGNIFICANT CUSTOMER AND DEPENDENCY ON KEY SUPPLIERS

Relatively few companies account for a substantial portion of the Company’s revenues. In the three months ended June 30, 2024, the Company did not have sales or outstanding accounts receivable balance that accounted for 10% of greater individually of the Company’s total net sales and accounts receivable, respectively. In the three months ended June 30, 2023, two companies, including a marketplace facilitator, accounted for 10% or greater individually and 82% in the aggregate of the Company’s total net sales. At June 30, 2023, two companies with an accounts receivable balance of 10% or greater individually accounted for a combined 77% of the Company’s accounts receivable.

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

The Company depends on many third-party suppliers for key components contained in its product offerings. For some of these components, the Company may only use a single source supplier, in part due to the lack of alternative sources of supply. During the three months ended June 30, 2024, the Company did not have any concentration of suppliers. During the three months ended June 30, 2023, the Company had one supplier that provided 97% of the Company’s purchased inventory.

(9) INCOME TAXES

During the three and six months ended June 30, 2024, we recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated due to the uncertainty of realizing a benefit from those items.

We have evaluated the positive and negative evidence bearing upon the Company’s ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards and research and development tax credits. We considered the history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and we have concluded that it is more likely than not that we will not realize the benefits of our deferred tax assets. As a result, as of June 30, 2024 and December 31, 2023, we recorded a full valuation allowance against our net deferred tax assets.

As of June 30, 2024 and December 31, 2023, the Company had federal net operating loss carry forwards of approximately $79.2 million and $76.9 million, respectively, which are available to offset future taxable income. They are due to expire in varying amounts from 2025 to 2042. Federal net operating losses occurring after December 31, 2018, of approximated $38.5 million may be carried forward indefinitely. As of June 30, 2024 and December 31, 2023, the Company had state net operating loss carry forwards of approximately $47.9 million and $44.9 million, respectively, which are available to offset future taxable income. They are due to expire in varying amounts from 2033 through 2041. We recorded minimum state income taxes and taxes related to our operations in Mexico. For the three months ended June 30, 2024 and 2023, income tax expense was $0 thousand and $24 thousand, respectively. For the six months ended June 30, 2024 and 2023, income tax expense (benefit) was $(11) thousand and $24 thousand, respectively.

(10) RELATED PARTY TRANSACTIONS

The Company leased office space located at 848 Elm Street, Manchester, NH. The landlord is an affiliate entity owned by Mr. Hitchcock. The two-year facility lease agreement was effective from August 1, 2019, to July 31, 2021 and was extended to July 31, 2022. On July 18, 2022, the lease agreement was amended to a month-to-month lease arrangement and may be terminated by either party with a 60-day notice. The Company terminated the lease during the period ended June 30, 2024. The facility lease agreement provided for 2,656 square feet. For the three-months period ended June 30, 2024 and 2023, the rent expense was $0 thousand and $9 thousand, respectively. For the six-months period ended June 30, 2024 and 2023, the rent expense was $14 thousand and $18 thousand, respectively.

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

(11) EARNINGS (LOSS) PER SHARE

Net loss per share for the three and six months ended June 30, 2024 and 2023, respectively, are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Numerator:
Net loss	$(487,912)	$(5,597,681)	$(3,746,867)	$(9,668,138)

Denominator:
Weighted average common shares - basic	2,809,689	1,888,274	2,790,144	1,884,195
Effect of dilutive common share equivalents	-	-	-	-
Weighted average common shares - dilutive	2,809,689	1,888,274	2,790,144	1,884,195

Basic and diluted	$(0.17)	$(2.96)	$(1.34)	$(5.13)

Diluted loss per common share for the three and six months ended June 30, 2024 and 2023 excludes the effects of 5,230,769 and 22,717 common share equivalents, respectively, since such inclusion would be anti-dilutive. The common share equivalents consist of shares of common stock issuable upon exercise of outstanding preferred stock, warrants, restricted stock units, and stock options.

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

On February 26, 2024, the Company held a special meeting of stockholders, who voted and approved (i) the issuance of shares of our common stock, par value $0.01 per share (“Common Stock”) upon conversion of Series A Preferred Stock or exercise of the Warrants to be issued at Closing of the Purchase Agreement, which conversions or exercise would result in a “change of control” of the Company under the applicable rules of Nasdaq and (ii) an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect the increase in authorized shares of Preferred Stock to 10,000,000.

(13) SUBSEQUENT EVENTS

The Company has evaluated subsequent events from June 30, 2024, through the date of this filing and has determined that there are no such events, other than those noted above, requiring recognition or disclosure in the financial statements.

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

Our cash and cash equivalents balance on June 30, 2024 was $0.6 million compared to $0.7 million on December 31, 2023. On June 30, 2024, we had no outstanding borrowings and working capital of negative $0.7 million.

The Company’s ability to maintain adequate levels of liquidity depends in part on our ability to sell inventory on hand and collect related receivables. The Company is evaluating options related to its liquidity. The Company will continue to monitor its costs in relation to its sales and adjust its cost structure accordingly.

The Company continues to experience losses, which in part is due to declining revenues. In the three and six months ended June 30, 2024 and 2023, we generated net sales of $0 million and $7.2 million, respectively, and $0.6 million and $17.9 million, respectively.

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

Our critical accounting policies and estimates, which are revenue recognition, product returns, inventory valuation and costs of goods sold, warrants, valuation of deferred tax assets are described under “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023. For the six months ended June 30, 2024, there have been no significant changes in our critical accounting policies and estimates.

Results of Operations

The following table sets forth certain financial data derived from our condensed consolidated statements of operations for the three months ended June 30, 2024 and 2023, presented in absolute dollars and as a percentage of net sales, with dollars and percentage change period over period:

	Three Months Ended				Six Months Ended
	June 30, 2024	June 30, 2023	$ Change	% Change	June 30, 2024	June 30, 2023	$ Change	% Change
	(In thousands, except percentage data)
Net sales	$-	$7,195	$(7,195)	(100)%	$640	$17,947	$(17,307)	(96.4)%
Cost of goods sold	-	6,709	6,709)	(100)	433	14,851	(14,418)	(97.1)
Gross profit	-	486	(486)	(100)	207	3,096	(2,889)	(93.3)
Operating expenses:
Selling and marketing	45	3,589	(3,544)	(98.7)	66	7,313	(7,247)	(99.1)
General and administrative	567	1,171	(604)	(51.6)	1,585	2,497	(912)	(36.5)
Research and development	41	1,187	(1,146)	(96.5)	113	2,671	(2,558)	(95.8)
Vendor liability forgiveness, net of asset transfers	(164)	-	(164)	100	2,201	-	2,201	100
Total operating expenses	489	5,947	(5,458)	(91.8)	3,965	12,481	(8,516)	(68.2)
Operating loss	(489)	(5,461)	4,972	91.0	(3,758)	(9,385)	5,627	60.2

Total other expense	-	(113)	113	100	-	(258)	258	100
Loss before income taxes	(489)	(5,574)	5,085	91.2	(3,758)	(9,643)	5,885	61.0
Income tax expense (benefit)	(1)	25	26	104.0	(11)	25	36	144.0
Net loss	$(488)	$(5,559)	$5,111	91.3%	$(3,747)	$(9,668)	$5,921	61.2%

Comparison of the three and six months ended June 30, 2024 to the three and six months ended June 30, 2023

The following table sets forth our revenues by product and the changes in revenues for the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023:

	Three Months Ended				Six Months Ended
	June 30, 2024	June 30, 2023	$ Change	% Change	June 30, 2024	June 30, 2023	$ Change	% Change
		(In thousands, except percentage data)
Cable modems & gateways	$-	$6,888	$(6,888)	(100.0)%	$639	$17,462	$(16,823)	(96.3)%
Other network products	-	233	(233)	(100.0)	1	325	(324)	(99.7)
SaaS	-	74	(74)	(100.0)	-	160	(160)	(100.0)
Total	$-	$7,195	$(7,195)	(100.0)%	$640	$17,947	$(17,307)	(296.0)%

The majority of the Company’s revenues by geographic area are earned in North America for the three and six months ended June 30, 2023.

Net Sales

Our total net sales decreased year-over-year by $7.2 million or 100% in the three months ended June 30, 2024 and by $17.3 million or 296.0% in the six months ended June 30, 2024. The decrease in net sales is directly attributable to decreased sales of Motorola branded cable modems and gateways. In 2023, we primarily generated our sales by selling cable modems and gateways. Sales related to SaaS offerings were $0 thousand and $74 thousand in the three months ended June 30, 2024 and 2023, respectively, and $0 thousand and $160 thousand in the six months ended June 30, 2024, respectively. The decrease in other category of $233 thousand in the three months ended June 30, 2024 compared to the three months ended in June 30, 2023 and the decrease of $324 thousand in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 is primarily due to a reduction in DSL and MoCA products due to a refocus on new product introductions. Generally, our lower sales outside North America reflect the fact that cable modems are sold successfully through retailers in the U.S. but not in most countries outside the U.S., due primarily to variations in government regulations.

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

The following table presents net sales and gross margin, for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30, 2024	June 30, 2023	$ Change	% Change	June 30, 2024	June 30, 2023	$ Change	% Change
		(In thousands, except percentage data)
Net sales	$-	$7,195	$(7,195)	(100.0)%	$640	$17,947	$(17,307)	(296.0)%
Gross margin	-%	6.8%			32.4%	17.3%

Gross profit decreased in the three months ended June 30, 2024, compared to the three months ended in the prior fiscal year period, primarily due to insufficient sales levels necessary to cover fixed costs and certain variable costs. Gross profit decreased in the six months ended June 30, 2024, compared to the six months ended in the prior fiscal year period, primarily due to inventory reserves applied during the period ended June 30, 2024.

For the remainder of fiscal 2024, we expect gross margin to decrease due to our ongoing expense incurred to support customer accounts. Our cost of goods sold, as a percentage of net sales, can vary significantly based upon factors such as: uncertainties surrounding revenue volumes, including the timing of sales.

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

	Three Months Ended				Six Months Ended
	June 30, 2024	June 30, 2023	$ Change	% Change	June 30, 2024	June 30, 2023	$ Change	% Change
		(In thousands, except percentage data)
Selling and marketing	$45	$3,589	$(3,544)	(98.7)%	$66	$7,313	$(7,247)	(99.1)%

Selling and marketing expenses decreased in the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, primarily due to reductions in personnel expenses by $0.5 million, marketing campaigns by $1.2 million, Motorola royalty fees of $1.7 million, and other sales support costs of $0.1 million. Selling and marketing expenses decreased in the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, primarily due to reductions in personnel expenses by $1.1 million, marketing campaigns by $2.2 million, Motorola royalty fees of $3.4 million, and other sales support costs of $0.5 million.

For the remainder of the fiscal year 2024, we expect our selling and marketing expenses to decrease compared to first half of 2024. Expenses may fluctuate depending on sales levels achieved as certain expenses, and are determined based upon the net sales achieved. Forecasting both selling and marketing expenses is highly dependent on expected net sales levels and could vary significantly depending on actual net sales achieved in any given quarter. Marketing expenses may also fluctuate depending upon the timing, extent and nature of marketing programs.

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

	Three Months Ended				Six Months Ended
	June 30, 2024	June 30, 2023	$ Change	% Change	June 30, 2024	June 30, 2023	$ Change	% Change
		(In thousands, except percentage data)
General and administrative	$567	$1,171	$(604)	(51.6)%	$1,585	$2,497	$(912)	(36.5)%

General and administrative expenses decreased $0.6 million in the three months ended June 2024 as compared to the three months ended June 30, 2023 primarily due to a decrease in personnel expenses of $0.3 million and software subscriptions of $0.3 million. General and administrative expenses decreased $0.9 million in the six months ended June 2024 as compared to the six months ended June 30, 2023 primarily due to a decrease in personnel expenses of $0.8 million and professional fees of $0.1 million.

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

	Three Months Ended				Six Months Ended
	June 30, 2024	June 30, 2023	$ Change	% Change	June 30, 2024	June 30, 2023	$ Change	% Change
		(In thousands, except percentage data)
Research and development	$41	$1,187	$(1,146)	(96.5)%	$113	$2,671	$(2,558)	(95.8)%

The decrease of $1.1 million in the three months ended June 2024 as compared to the three months ended June 30, 2023 was primarily due to decreases in personnel expenses of $0.8 million, contract labor of $0.1 million, professional fees of $0.1 million, and other support costs of $0.1 million. The decrease of $2.6 million in the six months ended June 2024 as compared to the six months ended June 30, 2023 was primarily due to decreases in personnel expenses of $1.8 million, contract labor of $0.2 million, professional fees of $0.2 million, and certification and other costs of $0.4 million.

For the remainder of the fiscal year 2024, we expect research and development expenses to decrease compared to the first half of 2024. Research and development expenses may fluctuate depending on the timing and number of development activities and could vary significantly as a percentage of net sales, depending on actual net sales achieved in any given year.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents. As of June 30, 2024, we had cash and cash equivalents of $0.6 million as compared to $0.7 million on December 31, 2023. On June 30, 2024, we had no borrowings outstanding and working capital of negative $0.7 million. We have funded our operations and financing activities primarily through sale of preferred stock.

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

Our consolidated financial statements, as of June 30, 2024, were prepared under the assumption that we will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt exists about our ability to continue as a going concern, and we will require additional liquidity to continue operations beyond the next 12 months.

Our consolidated financial statements as of June 30, 2024, do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if we were unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or part of their investment.

Cash Flows

The following table presents our cash flows for the periods presented:

	Three Six Ended June 30,
	2024	2023
Cash provided by (used in) operating activities	$(2,879)	$2,481
Cash used in investing activities	-	(382)
Cash provided by (used in) financing activities	2,800	(2,347)
Net increase (decrease) in cash and cash equivalents	$(79)	$248

Cash Flows from Operating Activities. Cash used from operating activities of $2.9 million during the six months ended June 30, 2024 reflected our net loss of $3.7 million, adjusted for non-cash expenses, consisting primarily of $426 thousand of stock-based compensation expense, $215 thousand in depreciation and amortization expense, and $2.2 million in vendor forgiveness, net of asset transfers. Uses of cash included a decrease in accounts payable of $3.1 million. Sources of cash included primarily a decrease of accounts receivable of $731 thousand, inventories of $404 thousand, and accrued expenses of $16 thousand.

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

Cash Flows from Investing Activities. During the six months ended June 30, 2024, the Company had no cash flows generated or used by investing activities.

During the six months ended June 30, 2023, $162 thousand was used to purchase equipment and $220 thousand was used for certification costs.

Cash Flows from Financing Activities. Cash provided from financing activities during the six months ended June 30, 2024 consisted of proceeds from issuance of preferred stock of $2.8 million.

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

At June 30, 2024, we believe our current cash and cash equivalents may not be sufficient to fund working capital requirements, capital expenditures and operations during the next twelve months. Our ability to continue as a going concern will depend on our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce or contain expenditures and increase revenues. Based on these factors, management determined that there is substantial doubt regarding our ability to continue as a going concern. The Company will continue to monitor its costs in relation to its sales and adjust accordingly.

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

At June 30, 2024, we have Federal and state net operating loss carry forwards of approximately $79.2 million and $47.9 million, respectively, available to reduce future taxable income. A valuation allowance has been established for the full amount of deferred income tax assets as management has concluded that it is more-likely than-not that the benefits from such assets will not realize the benefits of our deferred tax assets. As a result, as of June 30, 2024 and December 31, 2023, we recorded a full valuation allowance against our net deferred tax assets.

Commitments and Contractual Obligations

During the six months ended June 30, 2024, except as otherwise disclosed in this Form 10-Q, there were no material changes to our capital commitments and contractual obligations from those disclosed in our Form 10-K for the year ended December 31, 2023.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of June 30, 2024. See Note 6 to the accompanying consolidated financial statements for additional disclosure.

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

In connection with the preparation of this Quarterly Report on the Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer of the Company, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2024. Based upon that evaluation and other than as disclosed herein, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes in our internal control over financial reporting during the three months ended June 30, 2024 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Suspension of Trading on Nasdaq:

As previously reported, on July 22, 2024, we received a letter (the “Letter”) from the Nasdaq Office of General Counsel, stating that the Company’s appeal to the Nasdaq Hearings Panel (“Panel”) of the Nasdaq Listings Qualification staff’s (the “Staff”) delist determination dated June 26, 2024, for the Company’s failure to maintain compliance with the equity requirement in Listing Rule 5550(b)(1) had been abandoned. However, the Company has not abandoned its request for a hearing. Due to a clerical error, the Company was unaware of the passage of the time required to provide a written submission prior to the oral hearing in front of the Panel, until July 23, 2024.

On July 23rd, we immediately filed a submission in support of an appeal to the Nasdaq Listing and Hearing Review Council regarding the hearing abandonment determination and the future delisting of the Company’s securities from Nasdaq, and on July 24, 2024 we remitted an additional $15,000 for this appeal to the Listing Council the following day.

We strongly believe that such appeal should be granted, and that the delisting action referenced in the Staff’s determination letter, dated June 26, 2024, should continue to remain stayed, pending a final written decision by the Panel, due to the Company’s particular circumstances. Following such appeal, and in anticipation of being granted an oral hearing in front of the Panel, the Company has put in place a plan (the “Plan”) to regain compliance with the terms of the minimum stockholders’ equity requirement of at least $2,500,000 for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(1) and has delivered such Plan to the Panel. Nevertheless on July 24, 2024, the Company’s securities trading was suspended on The Nasdaq Stock Market LLC (“Nasdaq”) effective with the open of business on July 24, 2024, at which point the Company’s common stock was eligible to trade on the OTC Market’s Pink Current Information. Our securities trading has merely been suspended on Nasdaq at this time, not delisted. It will not be delisted unless and until Nasdaq files a Form 25 Notification of Delisting with the U.S. Securities and Exchange Commission after all internal procedural periods have run.

The NASDAQ Office of General Counsel did not respond to our notice of intent to appeal to the Nasdaq Listing and Hearing Review Council regarding the hearing abandonment determination and the future delisting of the Company’s securities from Nasdaq until August 1, 2024, the date originally scheduled for the Panel hearing, when we received a message which stated that the NASDAQ is unable to consider an appeal to the Nasdaq Listing and Hearing Review Council in this matter. The NASDAQ’s position is that pursuant to Nasdaq Rule 5820, companies may appeal Panel Decisions to the Listing Council. However, in our matter, there was no Hearing and there is no Panel Decision to appeal. The NASDAQ further indicated that the information regarding our right to appeal to the Listing Council which was included in the letter confirming abandonment of the appeal appears to have been included in error, and that it would issue a refund for the appeal fee, thus informing us that this matter was not appealable to the Listing Council.

Following some discussions and correspondence with the Nasdaq Office of General Counsel, on August 12, 2024 we delivered a letter to the Nasdaq stating that the Company is of the view that the NASDAQ has acted arbitrarily and capriciously in making its determinations concerning our continued listing, has acted inconsistent with prior precedent, as well as inconsistent with Nasdaq’s own Listing Rules, including, inter alia, Rule 5840(f) governing the delivery of documents which requires that the NASDAQ in these circumstances utilize all methods of communications; Rules 5814(a)(4) and (5) governing the scheduling of a hearing and the timing for submission of Written Submissions and Written Updates; Rule 5820 as presently in effect which provides the Listing Council broad discretion to review this matter, a review for which the Company had duly applied and paid for; as well as a number of additional Rules. We requested the Nasdaq Office of the General Counsel allow us to present its case to the Nasdaq Hearings Panel, as soon thereafter as possible, or alternatively to be allowed to appeal to the Nasdaq Listing and Hearing Review Council the determination of “deemed” abandonment of the Hearing Request. We also requested that the suspension in the trading of our shares be lifted pending final resolution of the above matters and a final decision to delist having been made following the Company’s exhaustion of all available administrative relief.

On August 13, 2024 we were notified by the Vice President and Deputy General Counsel of the Nasdaq that its position remains unchanged. On the same day, Company counsel responded to the Nasdaq that we intend to immediately seek injunctive and equitable relief against the NASDAQ at a court of competent authority, and that we would expect the Nasdaq will not take any further steps to affect the status quo.

We believe the delisting decision, and specifically the “deemed abandonment” of our appeal to the Panel constituted, inter alia: (i) a breach of contract by Nasdaq, (ii) an abuse of NASDAQ’s discretionary authority, (iii) breach of NASDAQ’s listing rules as approved by the SEC, and (iv) material procedural unfairness. NASDAQ’s staff subjectively determined that we were deemed to have abandoned our appeal to the Panel without any basis whatsoever in NASDAQ’s listing rules as approved by the SEC for making such a determination. NASDAQ’s decision, and the subsequent suspension of the trading in our shares, caused, and continues to cause, irreparable harm to our operations, our reputation and our shareholders. It has also severely negatively impacted our ability to execute on already announced and signed contracts. The Company is now considering additional steps in respect of the above matter, including seeking an injunction against Nasdaq, so that we may appropriately present our appeal of NASDAQ Listing Qualifications determination to delist the Company’s common stock to the appropriate administrative or judicial forum.

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

MINIM, INC. (Registrant)

Date: August 19, 2024	By:	/s/ David Lazar
David Lazar Chief Executive Officer and Chief Financial Officer of the Company (on behalf of Registrant and as Principal Financial Officer)