Form 10-Q
period 2024-09-30
MINIM, INC.
filed 2024-11-19
CIK 1467761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Yes ☐   No ☒

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of November 14, 2024, was 3,557,581 shares.

MINIM, INC. AND SUBSIDIARIES

i

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MINIM, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2024 (Unaudited)	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$191,724	$709,322
Accounts receivable, net of allowance of doubtful accounts of $0 and $312,983 as of September 30, 2024 and December 31, 2023, respectively	-	701,377
Inventories, net	-	9,952,647
Prepaid expenses and other current assets	24,107	35,768
Total current assets	215,831	11,399,114

Equipment, net	189,054	432,505
Operating lease right-of-use assets, net	-	22,512
Intangible assets, net	-	33,247
Other assets	28,311	472,587
Total assets	$433,196	$12,359,965

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$307,781	$11,143,693
Current maturities of operating lease liabilities	-	22,512
Accrued expenses	684,269	1,077,843
Total current liabilities	992,050	12,244,048

Total liabilities	992,050	12,244,048

Commitments and Contingencies (Note 7)

Stockholders’ equity (deficit)
Preferred Stock, authorized: 10,000,000 shares at $0.001 par value; 2,000,000 shares issued and outstanding	1,358,573	-
Common Stock, authorized: 60,000,000 shares at $0.01 par value; issued and outstanding: 3,557,581 shares at September 30, 2024 and 2,632,809 shares at December 31, 2023 respectively	488,583	479,335
Additional paid-in capital	94,434,702	92,105,360
Accumulated deficit	(96,840,712)	(92,468,778)
Total stockholders’ equity (deficit)	(558,854)	115,917
Total liabilities and stockholders’ equity (deficit)	$433,196	$12,359,965

See accompanying notes to the unaudited condensed consolidated financial statements.

MINIM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net sales	$-	$6,696,187	$639,893	$24,642,728
Cost of goods sold	-	9,694,096	432,634	24,545,534
Gross profit	-	(2,997,909)	207,259	97,194

Operating expenses:
Selling and marketing	-	2,073,636	66,171	9,386,157
General and administrative	625,067	963,108	2,210,097	3,460,092
Research and development	-	687,076	113,294	3,358,276
Vendor liability forgiveness, net of asset transfers	-	-	2,200,929	-
Total operating expenses	625,067	3,723,820	4,590,491	16,204,525

Operating loss	(625,067)	(6,721,729)	(4,383,232)	(16,107,331)

Other income (expense):
Interest income (expense), net	-	(99,084)	82	(356,644)
Total other income (expense)	-	(99,084)	82	(356,644)

Loss before income taxes	(625,067)	(6,820,813)	(4,383,150)	(16,463,974)

Income tax expense (benefit)	-	(525)	(11,216)	24,451

Net loss	$(625,067)	$(6,820,287)	$(4,371,934)	$(16,488,425)

Net loss per share:
Basic and diluted	$(0.22)	$(3.61)	$(1.55)	$(8.74)

Basic and diluted weighted average common and common equivalent shares	2,866,594	1,890,933	2,815,907	1,886,465

See accompanying notes to unaudited condensed consolidated financial statements.

MINIM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (deficit)

(Unaudited)

For the Nine months ended September 30, 2024

	Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2023	-	$-	2,632,809	$479,335	$92,105,360	$(92,468,778)	$115,917

Net loss	-	-	-	-	-	(3,258,955)	(3,258,955)
Preferred stock issuance	2,000,000	1,358,573	-	-	-	-	1,358,573
Issuance of warrants	-	-	-	-	1,441,427	-	1,441,427
Stock-based compensation	-	-	176,880	1,769	424,512	-	426,281
Balance at March 31, 2024	2,000,000	$1,358,573	2,809,689	$481,104	$93,971,299	$(95,727,733)	$83,243

Net loss	-	-	-	-	-	(487,912)	(487,912)
Balance at June 30, 2024	2,000,000	$1,358,573	2,809,689	$481,104	$93,971,299	$(96,215,645)	$(404,669)

Net loss	-	-	-	-	-	(625,067)	(625,067)
Stock-based compensation	-	-	747,892	7,479	463,403	-	470,882
Balance at September 30, 2024	2,000,000	$1,358,573	3,557,581	$488,583	$94,434,702	$(96,840,712)	$(558,854)

For the Nine months ended September 30, 2023

	Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2022	1,877,970	$469,492	$90,710,030	$(74,834,854)	$16,344,668

Net loss	-	-	-	(4,070,457)	(4,070,457)
Common stock issued for vested restricted units	9,565	2,391	(2,391)	-	-
Stock-based compensation	-	-	123,500	-	123,501
Balance at March 31, 2023	1,887,535	$471,883	$90,831,139	$(78,905,311)	$12,397,711

Net loss	-	-	-	(5,597,681)	(5,597,681)
Common stock issued for vested restricted stock units	739	7	(7)	-	-
Stock-based compensation	-	-	101,589	-	101,589
Balance at June 30, 2023	1,888,274	$471,890	$90,932,721	$(84,502,992)	$6,901,619

Net loss	-	-	-	(6,820,287)	(6,820,287)
Common stock issued for vested restricted stock units	10,191	102	(102)	-	-
Stock-based compensation	-	-	54,305	-	54,305
Balance at September 30, 2023	1,898,466	$471,992	$90,986,924	$(91,323,279)	$135,637

See accompanying notes to unaudited condensed consolidated financial statements.

MINIM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows used in operating activities:
Net loss	$(4,371,934)	$(16,488,425)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	290,130	440,546
Amortization of right-of-use assets	22,512	119,465
Amortization of debt issuance costs	-	29,815
Stock based compensation	431,681	279,394
Provision for accounts receivable allowances	(29,741)	(138,331)
Vendor liability forgiveness, net of asset transfers	2,200,929	-

Changes in operating assets and liabilities:
Accounts receivable	731,118	(102,495)
Inventories	404,299	14,922,185
Prepaid expenses and other current assets	11,660	230,993
Other assets	27,318	26,803
Accounts payable	(3,084,966)	7,365,878
Accrued expenses	(393,574)	(3,041,742)
Deferred revenue	-	184,940
Operating lease liabilities	(22,512)	(119,465)
Net cash provided by (used in) operating activities	(3,783,080)	3,709,561

Cash flows from investing activities:
Purchases of equipment	-	(162,270)
Certification costs capitalized	-	(219,595)
Net cash used in investing activities	-	(381,865)

Cash flows from financing activities:
Net payment on the bank credit line	-	(3,891,682)
Proceeds from preferred stock issuance	2,800,000	-
Proceeds from common stock issuance	465,482	-
Net cash provided by (used in) financing activities	3,265,482	(3,891,682)

Net decrease in cash and cash equivalents	(517,598)	(563,986)
Cash and cash equivalents - Beginning	709,322	1,030,110
Cash and cash equivalents - Ending	$191,724	$466,124

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$-	$235,006
Income taxes	$11,125	$24,451

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

Liquidity

The Company’s operations have historically been financed through the issuance of common stock and borrowings. Since inception, the Company has incurred significant losses and negative cash flows from operations. During the nine months ended September 30, 2024, the Company incurred a net loss of $4.4 million, and used cash from operations of $3.8 million, which was offset by $3.3 million in cash provided from financing activities. As of September 30, 2024, the Company had an accumulated deficit of $96.8 million and cash and cash equivalents of $0.2 million. The Company will continue to monitor its costs in relation to its sales and adjust its cost structure accordingly. Management of the Company believes it will not have sufficient resources to continue as a going concern through at least one year from the issuance of these financial statements.

Merger Agreement with e2 Companies, LLC

On March 12, 2024, the “Company”, and its wholly owned subsidiary, MME Sub 1 LLC, a Florida limited liability company (“Merger Sub”), formed in March 2024, entered into an Agreement and Plan of Merger (“Merger Agreement”) with e2Companies LLC, a Florida limited liability company (“e2Companies”). The Merger Agreement did not close by the end date, and as such, by the terms of the agreement, in July 2024 it terminated of its own accord.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2023. The Company’s significant accounting policies did not change during the nine months ended September 30, 2024.

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

On March 21, 2024, the FASB issued Accounting Standards Update (ASU) 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, which provides illustrative guidance to help entities determine whether profits interest and similar awards should be accounted for as share-based payment arrangements within the scope of ASC Topic 718, Compensation—Stock Compensation. This update will be effective for fiscal years beginning after December 15, 2024. Early adoption is permitted and is treated either retrospectively or prospectively. The Company believes it will not have a material impact on the Company’s consolidated financial statements.

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

Contract Balances

The Company records accounts receivable when it has an unconditional right to the consideration. The Company did not have contract liabilities at September 30, 2024 and December 31, 2023.

Disaggregation of Revenue

The following table sets forth our revenues by distribution channel:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Retailers	$-	$6,274,558	$638,904	$23,122,589
Distributors	-	-	-	171,043
Other	-	421,629	989	1,349,096
	$-	$6,696,187	$639,893	$24,642,728

The following table sets forth our revenues by product:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cable modems & gateways	$-	$6,448,977	$638,804	$23,910,809
Other networking products	-	243,528	1,089	568,304
SaaS	-	3,682	-	163,615
	$-	$6,696,187	$639,893	$24,642,728

(4) BALANCE SHEET COMPONENTS

Inventories

Inventories, net consists of the following:

	September 30, 2024	December 31, 2023
Materials	$-	$210,318
Work in process	-	1,640,347
Finished goods	-	8,101,982
Total	$-	$9,952,647

The Company did not have consigned inventory held by our customers or in-transit inventory at September 30, 2024 and December 31, 2023. The Company reviews inventory for obsolete and slow-moving products each quarter and makes provisions based on its estimate of the probability that the material will not be consumed or that it will be sold below cost. The inventory reserves were $0 million and $1.7 million as of September 30, 2024 and December 31, 2023, respectively.

Accrued expenses

Accrued expenses consist of the following:

	September 30, 2024	December 31, 2023
Payroll & related benefits	$304,500	$-
Professional fees	48,555	229,950
Board of director fees	37,500	-
Sales allowances	26,905	697,884
Sales and use tax	150,009	150,009
Franchise tax fees	116,800	-
Total accrued other expenses	$684,269	$1,077,843

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

The Company incurred $143 thousand in origination costs in connection with entering into the SVB Loan Agreement. These origination costs were recorded as a debt discount and are being expensed over the remaining term of the facility. Amortization of debt issuance costs was $0 thousand and $8 thousand for the three months ended September 30, 2024 and 2023, respectively. Amortization of debt issuance costs was $0 thousand and $29 thousand for the nine months ended September 30, 2024 and 2023, respectively.

On October 18, 2023, the Company paid in full the outstanding balance and immediately terminated the SVB Loan Agreement. As of September 30, 2024 and December 31, 2023, the Company had $0 outstanding under the SVB Loan Agreement.

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

(6) Leases

The Company had entered into agreements to lease certain office space as well as its former warehouses and distribution centers under operating leases. In May 2020, the Company signed a two-year lease agreement for 3,218 square feet of office space at 275 Turnpike Executive Park in Canton, MA. On December 1, 2021, the Company executed an amendment to extend the lease from June 2022 to May 2024 with monthly payments of approximately $5 thousand. As of September 30, 2024, the Company’s leased office space has terminated and was not renewed.

The Company recognizes lease expense for these leases on a straight-line basis over the lease term. Right-of-use (“ROU”) assets and lease liabilities are recorded on the balance sheet for all leases, except leases with an initial term of 12 months or less.

The components of lease costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease costs	$-	$40,576	$22,512	$82,369
Short-term lease costs	-	8,900	14,050	26,700
Total lease costs	$-	$49,476	$36,562	$109,069

The weighted-average remaining lease term and discount rate were as follows:

	Period Ended September 30,
	2024	2023
Operating leases:
Weighted average remaining lease term (years)	0.0	0.5
Weighted average discount rate	0.0%	3.8%

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Nine Months Ended September 30,
	2024	2023
Operating cash flow information:
Amounts included in measurement of lease liabilities	$22,512	$123,399
Non-cash activities:
ROU asset obtained in exchange for lease liability	$-	$-

As of September 30, 2024, the Company does not have future lease payments after its office lease expired in May 2024.

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

Royalty expense under the License Agreement amounted to $0 million and $1.7 million for the three months ended September 30, 2024 and 2023, respectively, and $0 million and $5.1 million for the nine months ended September 30, 2024 and 2023, respectively. The royalty expense is reported in selling and marketing expense on the accompanying condensed consolidated statements of operations.

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

(b) Vendor Obligation Releases

In its efforts to manage its liquidity and cash-flow position, the Company negotiated and executed liability release agreements with certain vendors in Q4 2023 who comprised $5.0 million of outstanding accounts payable as of December 31, 2023. In aggregate, the executed release agreements resulted in a reduction of outstanding accounts payable obligations by $3.6 million from $5.0 million to $1.4 million. The executed release agreements became effective and are contingent upon payment of the $1.4 million negotiated amounts received during the period of Q1 2024. In addition, the Company agreed to pay certain vendors an additional $0.4 million contingent upon successful collection of customer receivables. After the collection of customer receivables, the contingent amount was amended to $0.3 million during the period ended September 30, 2024. In July 2024, the Company paid the contingent amount of $0.3 million to its vendors.

(c) Contingencies

The Company is party to various lawsuits and administrative proceedings arising in the ordinary course of business. The Company evaluates such lawsuits and proceedings on a case-by-case basis, and its policy is to vigorously contest any such claims which it believes are without merit.

The Company reviews the status of its legal proceedings and records a provision for a liability when it is considered probable that both a liability has been incurred and the amount of the loss can be reasonably estimated. This review is updated periodically as additional information becomes available. If both criteria are not met, the Company reassesses whether there is at least a reasonable possibility that a loss, or additional losses, may be incurred. If there is a reasonable possibility that a loss may be incurred, the Company discloses the estimate of the amount of the loss or range of losses - that the amount is not material, or that an estimate of the loss cannot be made. At September 30, 2024, the Company is not currently a party to any legal proceedings that, if determined adversely to the Company, in management’s opinion, are currently expected to individually or in the aggregate have a material adverse effect on the Company’s business, operating results or financial condition taken as a whole. The Company expenses its legal fees as incurred.

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

(8) SIGNIFICANT CUSTOMER AND DEPENDENCY ON KEY SUPPLIERS

Relatively few companies account for a substantial portion of the Company’s revenues. In the three months ended September 30, 2024, the Company did not have sales or outstanding accounts receivable balance that accounted for 10% of greater individually of the Company’s total net sales and accounts receivable, respectively. In the three months ended September 30, 2023, two companies, including a marketplace facilitator, accounted for 10% or greater individually and 80% in the aggregate of the Company’s total net sales. At September 30, 2023, two companies with an accounts receivable balance of 10% or greater individually accounted for a combined 87% of the Company’s accounts receivable.

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

The Company depends on many third-party suppliers for key components contained in its product offerings. For some of these components, the Company may only use a single source supplier, in part due to the lack of alternative sources of supply. During the three months ended September 30, 2024, the Company did not have any concentration of suppliers. During the three months ended September 30, 2023, the Company had one supplier that provided 100% of the Company’s purchased inventory.

(9) INCOME TAXES

During the three and nine months ended September 30, 2024, we recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated due to the uncertainty of realizing a benefit from those items.

We have evaluated the positive and negative evidence bearing upon the Company’s ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards and research and development tax credits. We considered the history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and we have concluded that it is more likely than not that we will not realize the benefits of our deferred tax assets. As a result, as of September 30, 2024 and December 31, 2023, we recorded a full valuation allowance against our net deferred tax assets.

As of September 30, 2024 and December 31, 2023, the Company had federal net operating loss carry forwards of approximately $79.4 million and $76.9 million, respectively, which are available to offset future taxable income. They are due to expire in varying amounts from 2025 to 2042. Federal net operating losses occurring after December 31, 2018, of approximated $38.5 million may be carried forward indefinitely. As of September 30, 2024 and December 31, 2023, the Company had state net operating loss carry forwards of approximately $48.0 million and $44.9 million, respectively, which are available to offset future taxable income. They are due to expire in varying amounts from 2033 through 2041. We recorded minimum state income taxes and taxes related to our operations in Mexico. For the three months ended September 30, 2024 and 2023, income tax expense was $0 thousand and $24 thousand, respectively. For the nine months ended September 30, 2024 and 2023, income tax expense (benefit) was $(11) thousand and $24 thousand, respectively.

(10) RELATED PARTY TRANSACTIONS

The Company leased office space located at 848 Elm Street, Manchester, NH. The landlord is an affiliate entity owned by Mr. Hitchcock. The two-year facility lease agreement was effective from August 1, 2019, to July 31, 2021 and was extended to July 31, 2022. On July 18, 2022, the lease agreement was amended to a month-to-month lease arrangement and may be terminated by either party with a 60-day notice. The Company terminated the lease during the period ended September 30, 2024. The facility lease agreement provided for 2,656 square feet. For the three-months period ended September 30, 2024 and 2023, the rent expense was $0 thousand and $9 thousand, respectively. For the nine-months period ended September 30, 2024 and 2023, the rent expense was $27 thousand and $27 thousand, respectively.

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

(11) EARNINGS (LOSS) PER SHARE

Net loss per share for the three and nine months ended September 30, 2024 and 2023, respectively, are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Numerator:
Net loss	$(625,067)	$(6,820,287)	$(4,371,934)	$(16,488,425)

Denominator:
Weighted average common shares - basic	2,866,594	1,890,933	2,815,907	1,886,465
Effect of dilutive common share equivalents	-	-	-	-
Weighted average common shares - dilutive	2,866,594	1,890,933	2,815,907	1,886,465

Basic and diluted	$(0.22)	$(3.61)	$(1.55)	$(8.74)

Diluted loss per common share for the three and nine months ended September 30, 2024 and 2023 excludes the effects of 5,230,769 and 2,080 common share equivalents, respectively, since such inclusion would be anti-dilutive. The common share equivalents consist of shares of common stock issuable upon exercise of outstanding preferred stock, warrants, restricted stock units, and stock options.

(12) EQUITY

Preferred Stock and Warrants

On January 23, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with David Lazar (“Lazar”), a member of our Board of Directors, whereby, at the closing of the transactions contemplated by the Purchase Agreement (the “Closing”), the Company sold and Lazar (or to any transferee of Lazar’s which acquires the Securities Purchase Rights, as defined below, hereinafter a “Lazar Transferee”) purchased two million 2,000,000 shares of the Company’s preferred stock, $0.001 par value per share (the “Preferred Stock”), at a price per share of $1.40, for an aggregate purchase price of $2,800,000, subject to the conditions described below, pursuant to the exemptions afforded by the Securities Act of 1933, as amended, and Regulation S thereunder. Under the Purchase Agreement, the Company agreed to designate 2,000,000 of the Preferred Stock as Series A Preferred Stock (the “Series A Preferred Stock”) for the sale to Lazar (or a Lazar Transferee). Each share of Series A Preferred Stock shall be convertible, at the option of the holder, into 1.4 shares of common stock of the Company, $0.01 par value per share (the “Common Stock”), and vote on an “as-if-converted” basis and shall have full ratchet protection in any subsequent offerings. Pursuant to the Purchase Agreement, the Company shall also issue Lazar (or a Lazar Transferee) warrants to purchase up to an additional 2,800,000 shares of Common Stock, with an exercise price equal to $1.00 per share, subject to adjustment therein (the “Warrants”, and together with the Series A Preferred Stock, the “Purchased Securities”).

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

Common Stock

In January 2024 and September 2024, the Company issued 156,880 and 612,892, respectively, shares of common stock to board members in exchange for services performed and recorded $378,081 in stock-based compensation expense and $465,482 in reduction to accrued expenses, respectively. The Company issued 20,000 and 135,000 shares of common stock to vendors in exchange for services performed in 2024. The Company recorded $48,200 and $5,400 in stock-based compensation expense in January 2024 and September 2024.

(13) SUBSEQUENT EVENTS

Securities Purchase Agreement

On November 18, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Cao Yu, an individual (“Cao”), Hu Bin, an individual, and Youxin Consulting Limited, a Hong Kong company (the “Investors”), whereby, at the closing of the transactions contemplated by the Purchase Agreement (the “Closing”), subject to satisfaction of certain closing conditions, including our stockholders voting in favor of the transaction at a Special Meeting, the Company will sell and the Investors will purchase 1,984,733 shares of the Company’s newly formed Series B preferred stock, $0.001 par value per share (the “Preferred Stock”), at a price per share of $1.31, for an aggregate purchase price of $2,600,000, subject to the conditions described below, pursuant to the exemptions afforded by the Securities Act of 1933, as amended, and Regulation S thereunder.

The Purchase Agreement contains customary representations, warranties and agreements of the Company and the Investors, limitations and conditions regarding sales of the Purchased Securities or underlying Common Stock, indemnification rights and other obligations of the parties. Furthermore, the Purchase Agreement contains certain conditions to closing, including: (i) a resolution appointing three (3) individuals identified in writing by the Investors to fill the vacancies on the Board of Directors caused by the resignations of all of the members of the Board of Directors as of the Closing Date, (ii) satisfactory evidence that all reasonably required waivers and/or settlement agreements with the Company’s creditors, vendors and employees have been received, (iii) the Certificate of Designation of the rights and privileges of the Series B Preferred Stock, (iv) satisfactory evidence that all third-party and governmental consents have been received or sent and not revoked, (v) satisfactory evidence that all holders of equity of the Company with redemption rights or rights to participate in the issuance of Series B Preferred Stock and the shares of Common Stock issuable upon conversion of such shares, if any, have been waived, (vi) satisfactory evidence that all persons with the right to receive severance, retention bonuses, “stay” bonuses, change in control bonuses, transaction bonuses or other similar payments or arrangements have waived any and all rights to receive such bonuses, (vii) satisfactory evidence that identified all related party transactions have been terminated, (viii) satisfactory evidence that all employment agreements have been terminated, (ix) satisfactory evidence that a satisfactory written opinion of the Company’s counsel that all of the Series B Preferred Stock and the securities to be purchased pursuant to the Securities Purchase Agreement, dated on even date of the Purchase Agreement, by and among David Elliot Lazar and the Investors are, and the shares of Common Stock underlying the Series B Preferred Stock will be, duly authorized, validly issued, fully paid and nonassessable, have been issued in compliance with all federal and state securities laws, and none of such shares was or would be issued in violation of any preemptive rights or similar rights to subscribe for or purchase securities, (x) the Company’s shares be listed on the Nasdaq Capital Market, the Nasdaq Global Market, the Nasdaq Global Select Market, or any successors to any of the foregoing by no later than December 31, 2024, and (xi) the approval from the stockholders of the Company of the transactions contemplated by the Purchase Agreement.

The Company has evaluated subsequent events from September 30, 2024, through the date of this filing and has determined that there are no such events, other than those noted above, requiring recognition or disclosure in the financial statements.

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

Our cash and cash equivalents balance on September 30, 2024 was $0.2 million compared to $0.7 million on December 31, 2023. On September 30, 2024, we had no outstanding borrowings and working capital of negative $0.8 million.

The Company’s ability to maintain adequate levels of liquidity depends in part on our ability to sell inventory on hand and collect related receivables. The Company is evaluating options related to its liquidity. The Company will continue to monitor its costs in relation to its sales and adjust its cost structure accordingly.

The Company continues to experience losses, which in part is due to declining revenues. In the three and nine months ended September 30, 2024 and 2023, we generated net sales of $0 million and $6.7 million, respectively, and $0.6 million and $24.6 million, respectively.

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

Our critical accounting policies and estimates, which are revenue recognition, product returns, inventory valuation and costs of goods sold, warrants, valuation of deferred tax assets are described under “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023. For the nine months ended September 30, 2024, there have been no significant changes in our critical accounting policies and estimates.

Results of Operations

The following table sets forth certain financial data derived from our condensed consolidated statements of operations for the three months ended September 30, 2024 and 2023, presented in absolute dollars and as a percentage of net sales, with dollars and percentage change period over period:

	Three Months Ended				Nine Months Ended
	September 30, 2024	September 30, 2023	$ Change	% Change	September 30, 2024	September 30, 2023	$ Change	% Change
	(In thousands, except percentage data)
Net sales	$-	$6,696	$(6,696)	(100)%	$640	$24,643	$(24,003)	(97.4)%
Cost of goods sold	-	9,694	9,694)	(100)	433	24,546	(24,113)	(98.2)
Gross profit	-	(2,998)	(2,998)	(100)	207	97	110	113.4
Operating expenses:
Selling and marketing	-	2,074	(2,074)	(100)	66	9,386	(9,320)	(99.3)
General and administrative	625	963	(338)	(35.1)	2,210	3,460	(1,250)	(36.1)
Research and development	-	687	(687)	(100)	113	3,358	(3,245)	(96.6)
Vendor liability forgiveness, net of asset transfers	-	-	-	-	2,201	-	2,201	100
Total operating expenses	625	3,724	(3,099)	(83.2)	4,590	16,204	(11,614)	(71.7)
Operating loss	(625)	(6,722)	6,097	(90.7)	(4,383)	(16,107)	11,724	72.8

Total other expense	-	(99)	99	(100)	-	(356)	356	100
Loss before income taxes	(625)	(6,821)	6,196	(90.8)	(4,383)	(16,463)	12,080	73.4
Income tax expense (benefit)	-	(1)	1	(100)	(11)	24	(35)	145.8
Net loss	$(625)	$(6,820)	$6,195	(90.8)%	$(4,372)	$(16,487)	$12,115	(73.5)%

Comparison of the three and nine months ended September 30, 2024 to the three and nine months ended September 30, 2023

The following table sets forth our revenues by product and the changes in revenues for the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023:

	Three Months Ended				Nine Months Ended
	September 30, 2024	September 30, 2023	$ Change	% Change	September 30, 2024	September 30, 2023	$ Change	% Change
		(In thousands, except percentage data)
Cable modems & gateways	$-	$6,449	$(6,449)	(100.0)%	$639	$23,911	$(23,272)	(97.3)%
Other network products	-	244	(244)	(100.0)	1	568	(567)	(99.8)
SaaS	-	3	(3)	(100.0)	-	164	(164)	(100.0)
Total	$-	$6,696	$(6,696)	(100.0)%	$640	$24,643	$(24,003)	(97.4)%

The majority of the Company’s revenues by geographic area are earned in North America for the three and nine months ended September 30, 2023.

Net Sales

Our total net sales decreased year-over-year by $6.7 million or 100% in the three months ended September 30, 2024 and by $24.0 million or 97.4% in the nine months ended September 30, 2024. The decrease in net sales is directly attributable to decreased sales of Motorola branded cable modems and gateways. In 2023, we primarily generated our sales by selling cable modems and gateways. Sales related to SaaS offerings were $0 thousand and $3 thousand in the three months ended September 30, 2024 and 2023, respectively, and $0 thousand and $164 thousand in the nine months ended September 30, 2024 and 2023, respectively. The decrease in other category of $244 thousand in the three months ended September 30, 2024 compared to the three months ended in September 30, 2023 and the decrease of $567 thousand in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 is primarily due to a reduction in DSL and MoCA products. Generally, our lower sales outside North America reflect the fact that cable modems are sold successfully through retailers in the U.S. but not in most countries outside the U.S., due primarily to variations in government regulations.

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

The following table presents net sales and gross margin, for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30, 2024	September 30, 2023	$ Change	% Change	September 30, 2024	September 30, 2023	$ Change	% Change
		(In thousands, except percentage data)
Net sales	$-	$6,696	$(6,696)	(100.0)%	$640	$24,643	$(24,003)	(97.4)%
Gross margin	-%	(44.8)%			32.4%	0.4%

Gross profit decreased in the three months ended September 30, 2024, compared to the three months ended in the prior fiscal year period, primarily due to insufficient sales levels necessary to cover fixed costs and certain variable costs. Gross profit decreased in the nine months ended September 30, 2024, compared to the nine months ended in the prior fiscal year period, primarily due decreased sales of Motorola branded cable modems and gateways.

For the remainder of fiscal 2024, we expect gross margin to decrease in sales of Motorola branded cable modems and gateways. Our cost of goods sold, as a percentage of net sales, can vary significantly based upon factors such as: uncertainties surrounding revenue volumes, including the timing of sales.

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

	Three Months Ended				Nine Months Ended
	September 30, 2024	September 30, 2023	$ Change	% Change	September 30, 2024	September 30, 2023	$ Change	% Change
		(In thousands, except percentage data)
Selling and marketing	$-	$2,074	$(2,074)	(100.0)%	$66	$9,386	$(9,320)	(99.3)%

Selling and marketing expenses decreased in the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, primarily due to reductions in personnel expenses by $0.3 million, Motorola royalty fees of $1.7 million, and other sales support costs of $0.1 million. Selling and marketing expenses decreased in the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, primarily due to reductions in personnel expenses by $1.4 million, marketing campaigns by $2.2 million, Motorola royalty fees of $5.1 million, and other sales support costs of $0.6 million.

For the remainder of the fiscal year 2024, we expect our selling and marketing expenses to decrease compared to the first three quarters of 2024. Expenses may fluctuate depending on sales levels achieved as certain expenses, and are determined based upon the net sales achieved. Forecasting both selling and marketing expenses is highly dependent on expected net sales levels and could vary significantly depending on actual net sales achieved in any given quarter. Marketing expenses may also fluctuate depending upon the timing, extent and nature of marketing programs.

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

	Three Months Ended				Nine Months Ended
	September 30, 2024	September 30, 2023	$ Change	% Change	September 30, 2024	September 30, 2023	$ Change	% Change
		(In thousands, except percentage data)
General and administrative	$625	$963	$(338)	(35.1)%	$2,210	$3,460	$(1,250)	(36.1)%

General and administrative expenses decreased $0.3 million in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 primarily due to a decrease in professional fees of $0.3 million and software subscriptions of $0.1 million. General and administrative expenses decreased $1.2 million in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 primarily due to a decrease in personnel expenses of $0.8 million and professional fees of $0.4 million.

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

	Three Months Ended				Nine Months Ended
	September 30, 2024	September 30, 2023	$ Change	% Change	September 30, 2024	September 30, 2023	$ Change	% Change
		(In thousands, except percentage data)
Research and development	$-	$687	$(687)	(100.0)%	$113	$3,358	$(3,245)	(96.6)%

The decrease of $0.7 million in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 was primarily due to decreases in personnel expenses of $0.5 million, professional fees of $0.1 million, and other support costs of $0.1 million. The decrease of $3.2 million in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was primarily due to decreases in personnel expenses of $2.3 million, contract labor of $0.2 million, professional fees of $0.2 million, and certification and other costs of $0.5 million.

For the remainder of the fiscal year 2024, we expect research and development expenses to decrease compared to the first three quarters of 2024. Research and development expenses may fluctuate depending on the timing and number of development activities and could vary significantly as a percentage of net sales, depending on actual net sales achieved in any given year.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents. As of September 30, 2024, we had cash and cash equivalents of $0.2 million as compared to $0.7 million on December 31, 2023. On September 30, 2024, we had no borrowings outstanding and working capital of negative $0.8 million. We have funded our operations and financing activities primarily through sale of preferred stock.

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

Our consolidated financial statements, as of September 30, 2024, were prepared under the assumption that we will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt exists about our ability to continue as a going concern, and we will require additional liquidity to continue operations beyond the next 12 months.

Our consolidated financial statements as of September 30, 2024, do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if we were unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or part of their investment.

Cash Flows

The following table presents our cash flows for the periods presented:

	Nine Ended September 30,
	2024	2023
Cash provided by (used in) operating activities	$(3,783)	$3,710
Cash used in investing activities	-	(382)
Cash provided by (used in) financing activities	3,265	(3,892)
Net increase (decrease) in cash and cash equivalents	$(518)	$(564)

Cash Flows from Operating Activities. Cash used from operating activities of $3.8 million during the nine months ended September 30, 2024 reflected our net loss of $4.4 million, adjusted for non-cash expenses, consisting primarily of $432 thousand of stock-based compensation expense, $290 thousand in depreciation and amortization expense, and $2.2 million in vendor forgiveness, net of asset transfers. Uses of cash included a decrease in accounts payable of $3.1 million and accrued expenses of $394 thousand. Sources of cash included primarily a decrease of accounts receivable of $731 thousand and inventories of $404 thousand.

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

Cash Flows from Investing Activities. During the nine months ended September 30, 2024, the Company had no cash flows generated or used by investing activities.

During the nine months ended September 30, 2023, $162 thousand was used to purchase equipment and $220 thousand was used for certification costs.

Cash Flows from Financing Activities. Cash provided from financing activities during the nine months ended September 30, 2024 consisted of proceeds from issuance of preferred stock of $2.8 million and issuance of common stock of $0.5 million.

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

At September 30, 2024, we believe our current cash and cash equivalents may not be sufficient to fund working capital requirements, capital expenditures and operations during the next twelve months. Our ability to continue as a going concern will depend on our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce or contain expenditures and increase revenues. Based on these factors, management determined that there is substantial doubt regarding our ability to continue as a going concern. The Company will continue to monitor its costs in relation to its sales and adjust accordingly.

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

At September 30, 2024, we have Federal and state net operating loss carry forwards of approximately $79.4 million and $48.0 million, respectively, available to reduce future taxable income. A valuation allowance has been established for the full amount of deferred income tax assets as management has concluded that it is more-likely than-not that the benefits from such assets will not realize the benefits of our deferred tax assets. As a result, as of September 30, 2024 and December 31, 2023, we recorded a full valuation allowance against our net deferred tax assets.

Commitments and Contractual Obligations

During the nine months ended September 30, 2024, except as otherwise disclosed in this Form 10-Q, there were no material changes to our capital commitments and contractual obligations from those disclosed in our Form 10-K for the year ended December 31, 2023.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of September 30, 2024. See Note 7 to the accompanying consolidated financial statements for additional disclosure.

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

In connection with the preparation of this Quarterly Report on the Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer of the Company, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2024. Based upon that evaluation and other than as disclosed herein, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes in our internal control over financial reporting during the three months ended September 30, 2024 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may be a party to litigation or subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we do not believe we are party to any claim or litigation; the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources and other factors.

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

On July 23, 2024, we immediately filed a submission in support of an appeal to the Nasdaq Listing and Hearing Review Council regarding the hearing abandonment determination and the future delisting of the Company’s securities from Nasdaq, and on July 24, 2024 we remitted an additional $15,000 for this appeal to the Listing Council the following day.

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

In light of the above, we filed for, and on August 20, 2024, were granted a temporary restraining order (“TRO”) by the Supreme Court of the State of New York, Kings County (the “State Court”). The application for the TRO was filed by the Company in order to prohibit The Nasdaq Stock Market (“Nasdaq”) from delisting the Company’s common stock from Nasdaq. The TRO was effective until September 5, 2024. On August 20, 2024, following the State Court’s grant of the TRO, Nasdaq removed the case to federal court. On September 4, 2024, the U.S. District Court for the Eastern District of New York remanded the case to the State Court. On September 5, 2024, the parties entered into a stipulation which was ordered by the State Court on September 6, 2024, to extend the TRO until September 30, 2024, at which point oral arguments were to be heard by the State Court.

That TRO continued until, on October 18, 2024, the Court denied the request by the Company for a preliminary injunction enjoining the Nasdaq from taking further action to delist the Company. We subsequently, on October 22, 2024 discontinued our case against the Nasdaq, without prejudice. On October 23, 2024, the Nasdaq issued a press release announcing that it will delist our common stock and file a Form 25 with the Securities and Exchange Commission (“SEC”). On October 24, 2024, the Nasdaq filed a Form 25 with the SEC, announcing its determination to remove from listing the securities of the Company, effective at the opening of the trading session on November 4, 2024, stating, inter alia, that Nasdaq filed the Form 25 pursuant to Nasdaq Rule 5830 because all available review and appeal procedures and periods available to us under Nasdaq Rules have expired.

On October 25, 2024, we filed with the SEC an Application for Review, pursuant to 15 U.S.C.S. § 78s(d), the October 24, 2024 decision of Nasdaq to delist the Company’s securities and to deny us the right to a hearing on such delisting, by incorrectly deeming our appeal abandoned, and then denying us the right to appeal Nasdaq’s decision deeming our right to a hearing as abandoned requests. In conjunction with the submission of this appeal, we also submitted to the SEC a motion for an emergency stay of the delisting, pursuant to the SEC’s Rule of Practice 401. On November 1, 2024, the SEC granted us an administrative stay of the delisting pending further order of the SEC, to give the SEC an opportunity to consider the Company’s motion for a stay. The SEC noted in its order that the administrative stay should not be construed in any way as a ruling on the merits of our motion for a preliminary stay.

We continue to vigorously dispute the certifications included by Nasdaq in its Form 25 regarding Minim’s delisting, as we believe we were not allowed any review and appeal procedures available under the Nasdaq Rules.

ITEM 1A.	RISK FACTORS

Other than as set forth below, there have been no material changes to the risk factors set forth in our 2023 Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 12, 2024, which includes a detailed discussion of our risk factors in Part I, “Item 1A. Risk Factors”, which discussion is hereby incorporated by reference into this Part II, Item 1A. Our Risk Factors could materially affect our business, financial position, or future results of operations. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and the additional ones described below, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or future results of operations.

We cannot assure you that we will be able to continue to close the Purchase Agreement with the Investors for $2,600,000 which we entered into on November 13, 2024 and regain our listing on the Nasdaq Capital Market. If we are unable to regain our listing on the Nasdaq Capital Market, we will not be able to close the Purchase Agreement and we could be subject to final delisting or other adverse action, which could negatively impact the trading of our common stock.

As disclosed previously and in Item 1 above in Part II of this Current Report on Form 10-Q, on June 26, 2024, the Company received a letter from the listing staff of The Nasdaq Stock Market LLC (“Nasdaq”) that the Company was no longer in compliance with the minimum stockholders’ equity requirement for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(b)(1) (the “Stockholders’ Equity Rule”). The Stockholders’ Equity Rule requires companies listed on the Nasdaq Capital Market to maintain stockholders’ equity of at least $2,500,000 or to meet alternatives of market value of listed securities or net income from continuing operations, which the Company does not currently meet. In response to the letter, we submitted a request to submit our appeal and plan to regain compliance with the Stockholders’ Equity Rule to the Nasdaq Hearings Panel (the “Panel”). On July 22, 2024, we received a letter (the “Letter”) from the Nasdaq Office of General Counsel, stating that the Company’s appeal to the Nasdaq Hearings Panel (“Panel”) of the Nasdaq Listings Qualification staff’s (the “Staff”) delist determination dated June 26, 2024, for the Company’s failure to maintain compliance with the equity requirement in Listing Rule 5550(b)(1) had been abandoned. However, the Company has not abandoned its request for a hearing. Due to a clerical error, the Company was unaware of the passage of the time required to provide a written submission prior to the oral hearing in front of the Panel, until July 23, 2024. On July 23rd, we immediately filed a submission in support of an appeal to the Nasdaq Listing and Hearing Review Council regarding the hearing abandonment determination and the future delisting of the Company’s securities from Nasdaq, and on July 24, 2024 we remitted an additional $15,000 for this appeal to the Listing Council the following day.

We strongly believe that such appeal should be granted, and that the delisting action referenced in the Staff’s determination letter, dated June 26, 2024, should continue to remain stayed, pending a final written decision by the Panel, due to the Company’s particular circumstances. Following such appeal, and in anticipation of being granted an oral hearing in front of the Panel, the Company put in place a plan (the “Plan”) to regain compliance with the terms of the minimum stockholders’ equity requirement of at least $2,500,000 for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(1) and delivered such Plan to the Panel. Nevertheless on July 24, 2024, the Company’s securities trading was suspended on The Nasdaq Stock Market LLC (“Nasdaq”) effective with the open of business on July 24, 2024, at which point the Company’s common stock was eligible to trade on the OTC Market’s Pink Current Information. Our securities trading has merely been suspended on Nasdaq at this time, not delisted. It will not be delisted unless and until Nasdaq files a Form 25 Notification of Delisting with the U.S. Securities and Exchange Commission after all internal procedural periods have run.

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

In light of the above, we filed for, and on August 20, 2024, were granted a temporary restraining order (“TRO”) by the Supreme Court of the State of New York, Kings County (the “State Court”). The application for the TRO was filed by the Company in order to prohibit The Nasdaq Stock Market (“Nasdaq”) from delisting the Company’s common stock from Nasdaq. The TRO was effective until September 5, 2024. On August 20, 2024, following the State Court’s grant of the TRO, Nasdaq removed the case to federal court. On September 4, 2024, the U.S. District Court for the Eastern District of New York remanded the case to the State Court. On September 5, 2024, the parties entered into a stipulation which was ordered by the State Court on September 6, 2024, to extend the TRO until September 30, 2024, at which point oral arguments were to be heard by the State Court.

That TRO continued until, on October 18, 2024, the Court denied the request by the Company for a preliminary injunction enjoining the Nasdaq from taking further action to delist the Company. We subsequently, on October 22, 2024 discontinued our case against the Nasdaq, without prejudice. On October 23, 2024, the Nasdaq issued a press release announcing that it will delist our common stock and file a Form 25 with the Securities and Exchange Commission (“SEC”). On October 24, 2024, the Nasdaq filed a Form 25 with the SEC, announcing its determination to remove from listing the securities of the Company, effective at the opening of the trading session on November 4, 2024, stating, inter alia, that Nasdaq filed the Form 25 pursuant to Nasdaq Rule 5830 because all available review and appeal procedures and periods available to us under Nasdaq Rules have expired.

On October 25, 2024, we filed with the SEC an Application for Review, pursuant to 15 U.S.C.S. § 78s(d), the October 24, 2024 decision of Nasdaq to delist the Company’s securities and to deny us the right to a hearing on such delisting, by incorrectly deeming our appeal abandoned, and then denying us the right to appeal Nasdaq’s decision deeming our right to a hearing as abandoned requests. In conjunction with the submission of this appeal, we also submitted to the SEC a motion for an emergency stay of the delisting, pursuant to the SEC’s Rule of Practice 401. On November 1, 2024, the SEC granted us an administrative stay of the delisting pending further order of the SEC, to give the SEC an opportunity to consider the Company’s motion for a stay. The SEC noted in its order that the administrative stay should not be construed in any way as a ruling on the merits of our motion for a preliminary stay.

As disclosed on our Form 8-K filed with the Commission on November 18, 2024, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Cao Yu, an individual (“Cao”), Hu Bin, an individual, and Youxin Consulting Limited, a Hong Kong company (the “Investors”), whereby, at the closing of the transactions contemplated by the Purchase Agreement (the “Closing”), subject to satisfaction of certain closing conditions, including our stockholders voting in favor of the transaction at a Special Meeting, we will sell and the Investors will purchase 1,984,733 shares of the Company’s newly formed Series preferred stock, $0.001 par value per share (the “Preferred Stock”), at a price per share of $1.31, for an aggregate purchase price of $2,600,000, subject to the conditions described below, pursuant to the exemptions afforded by the Securities Act of 1933, as amended, and Regulation S thereunder.

The Purchase Agreement contains customary representations, warranties and agreements of the Company and the Investors, limitations and conditions regarding sales of the Purchased Securities or underlying Common Stock, indemnification rights and other obligations of the parties. Furthermore, the Purchase Agreement contains certain conditions to closing, including: (i) a resolution appointing three (3) individuals identified in writing by the Investors to fill the vacancies on the Board of Directors caused by the resignations of all of the members of the Board of Directors as of the Closing Date, (ii) satisfactory evidence that all reasonably required waivers and/or settlement agreements with the Company’s creditors, vendors and employees have been received, (iii) the Certificate of Designation of the rights and privileges of the Series B Preferred Stock, (iv) satisfactory evidence that all third-party and governmental consents have been received or sent and not revoked, (v) satisfactory evidence that all holders of equity of the Company with redemption rights or rights to participate in the issuance of Series B Preferred Stock and the shares of Common Stock issuable upon conversion of such shares, if any, have been waived, (vi) satisfactory evidence that all persons with the right to receive severance, retention bonuses, “stay” bonuses, change in control bonuses, transaction bonuses or other similar payments or arrangements have waived any and all rights to receive such bonuses, (vii) satisfactory evidence that identified all related party transactions have been terminated, (viii) satisfactory evidence that all employment agreements have been terminated, (ix) satisfactory evidence that a satisfactory written opinion of the Company’s counsel that all of the Series B Preferred Stock and the securities to be purchased pursuant to the Securities Purchase Agreement, dated on even date of the Purchase Agreement, by and among David Elliot Lazar and the Investors are, and the shares of Common Stock underlying the Series B Preferred Stock will be, duly authorized, validly issued, fully paid and nonassessable, have been issued in compliance with all federal and state securities laws, and none of such shares was or would be issued in violation of any preemptive rights or similar rights to subscribe for or purchase securities, (x) the Company’s shares be listed on the Nasdaq Capital Market, the Nasdaq Global Market, the Nasdaq Global Select Market, or any successors to any of the foregoing by no later than December 31, 2024, and (xi) the approval from the stockholders of the Company of the transactions contemplated by the Purchase Agreement.

We continue to vigorously dispute the certifications included by Nasdaq in its Form 25 regarding Minim’s delisting, as we believe we were not allowed any review and appeal procedures available under the Nasdaq Rules. We also believe that upon closing of the Purchase Agreement we would be in compliance with the Stockholders’ Equity Rule. However, the closing of the investment pursuant to the Purchase Agreement is subject to, inter alia, the Company confirming its continued listing on the Nasdaq by no later than December 31, 2024.

While we intend to comply with the Nasdaq rules, there can be no assurance that the Company will be able to regain or remain in compliance with the Stockholders’ Equity Rule or other applicable Nasdaq listing requirements on an ongoing and long-term basis, nor that the Nasdaq staff will permit us to present the Purchase Agreement to either the Hearing Panel or the Nasdaq Listing and Hearing Review Council, nor that such bodies will grant the Company additional time to achieve compliance by confirming our continued listing on the Nasdaq subject to closing of the Purchase Agreement, nor that we will be successful with our appeal to the SEC.

If we are unable to satisfy these Nasdaq requirements or standards, and we are not able to close the transactions contemplated by the Purchase Agreement, or otherwise successfully petition the SEC to allow us to present to the applicable Nasdaq reviewing body a plan for regaining compliance with the Stockholders’ Equity Rule or other applicable Nasdaq listing requirements, we could be subject to final delisting from the Nasdaq, which could have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None other than as disclosed on our Form 8-K filed with the Commission on November 18, 2024.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Sale of holdings by David Lazar:

As disclosed on Form 13D/A filed on November 15, 2024 by Mr. David Lazar, our CEO and Chairman of the Board of Directors (“Lazar”), on November 13, 2024, Mr. David Lazar, our CEO and Chairman of the Board of Directors entered into a Securities Purchase Agreement (the “Lazar Purchase Agreement”) with the purchasers named therein (the “Lazar Purchasers”), pursuant to which Lazar agreed to sell to the Lazar Purchasers all of his right and interest in either (i) 1,570,027 shares of Series A Preferred Stock (“Closing 1”) or (ii) 2,000,000 shares of Series A Preferred Stock (“Closing 2”), which is dependent on whether certain conditions are satisfied. If Closing 1 is completed, the aggregate purchase price to be paid by the Lazar Purchasers under the Lazar Purchase Agreement will be $4,000,000. If Closing 2 is completed, the aggregate purchase price to be paid by the Lazar Purchasers under the Lazar Purchase Agreement will be $500,000. Within five business days following November 13, 2024, the Lazar Purchasers are required to wire $200,000 to Lazar as an advance of the applicable purchase price.

The Lazar Purchase Agreement is subject to the satisfaction of certain closing conditions, including the approval by the our board of directors and stockholders of certain actions, continued listing of our Common Stock on the Nasdaq Capital Market, the Nasdaq Global Market, the Nasdaq Global Select Market, or any successors to any of the foregoing, and Closing of the Purchase Agreement entered into by the Company as disclosed in Item 2 of this Report on Form 10-Q which is incorporated by reference into this Item 5, and contains customary representations, warranties and agreements of Lazar and the Purchasers, indemnification rights and other obligations of the parties.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description
10.1	Securities Purchase Agreement, effective as of November 13, 2024, by and among the Company and the Investors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 18, 2024).
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.
**	Compensation Plan or Arrangement.
†	In accordance with Item 601(b)(32)(ii) of Regulation S-K, the certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINIM, INC. (Registrant)

Date: November 19, 2024	By:	/s/ David Lazar
David Lazar Chief Executive Officer and Chief Financial Officer of the Company (on behalf of Registrant and as Principal Financial Officer)

31