Form 10-K
period 2024-12-31
FiEE, Inc.
filed 2025-04-10
CIK 1467761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ____________ to ____________

Commission File Number: 1-37649

FIEE, INC.

f/k/a

Minim, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-2621506
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Flat A1, 29/F, Block A, TML Tower, 3 Hoi Shing Road, Tsuen Wan, Hong Kong

(Address of Principal Executive Office) (Zip Code)

852-28166813

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12 (b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange on which Registered
Common Stock, $0.01 par value	MINM	The Nasdaq Capital Market*

Currently suspended. *

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

Based on the closing price as of June 28, 2024, which was the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by nonaffiliates of the registrant was $3.9 million.

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of April 8, 2025 was 4,913,792 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of Item 1 of Part 1, certain parts of Part 5, and Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K incorporate information by reference from the definitive proxy statement for our 2025 annual meeting of stockholders, which is to be filed within 120 days after the end of the fiscal year ended December 31, 2024. Except with respect to the information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as information contained in “Risk Factors” in Item 1A and elsewhere in this Annual Report on Form 10-K, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, to continue as a going concern uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. All forward-looking statements are based upon estimates, forecasts and assumptions that, while considered reasonable by the Company and its management, are inherently uncertain and many factors that could cause or contribute to differences in our future financial results include, but are not limited to, risks associated with:

●

our ability to meet listing requirements for the Nasdaq Stock Market (the “Nasdaq”), including the ability to satisfy the continued listing criteria of the Nasdaq or obtain the Nasdaq approval to resume trading on the Nasdaq;

●	our ability to predict revenue and reduce costs related to our products or service offerings;

●	our ability to raise substantial additional capital to finance our planned operations and to continue as a going concern;

●	the sufficiency of our capital resources and the availability of debt and equity financing; and

●	our reliance on the continued service of key employees.

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

As used in the Annual Report on Form 10-K, the terms “we,” “us,” “our,” “FiEE” and the “Company” mean FiEE, Inc. (formerly, Minim, Inc.) and its wholly owned subsidiaries, unless the context indicates otherwise.

ii

PART I

ITEM 1 – BUSINESS

Overview

We were incorporated in Delaware in 1993 and have gone through several iterations in our lines of businesses, including, most recently for the fiscal year ended December 31, 2024, our legacy business of providing consumer networking and intelligent software services.

On March 12, 2024, we entered into a merger agreement with MME Sub 1 LLC, a Florida corporation and our wholly-owned subsidiary that was incorporated solely for the purpose of entering into such merger agreement, and e2Companies LLC, a Florida limited liability company. The merger has since been abandoned and we are in the process of dissolving MME Sub 1 LLC.

On February 18, 2025, we entered into, and simultaneously closed the transactions under, a purchase agreement (as further described under Material Contracts – Securities Purchase Agreement) with a group of new purchasers who purchased certain of our securities and receivables.

On March 25, 2025, we entered a non-binding letter of intent (as further described under Material Contracts – Non-binding letter of intent), through our newly established subsidiary, FiEE (HK) Limited, a Hong Kong limited liability company, which was incorporated on March 5, 2025, with certain sellers for their equity interests in Suzhou Yixuntong Network Technology Co., Ltd, and commenced new business operations focused on integrating the use of artificial and big data into rendering artistic works.

As of April 10, 2025, we have stopped substantially all of our legacy business from fiscal year ended December 31, 2024.

We are currently a digital service provider focused on integrating artificial intelligence and data analytics into content creation and brand management. We offer a range of services designed to support creators, artists, and businesses in developing, managing, and optimizing their digital presence across global platforms, including customized graphic and posts, short videos, and editorial calendars aligned with brand goals.

Services Overview

We provide digital content management solutions and brand growth strategies primarily through three service verticals: (1) digital account management, (2) content operations and growth analytics, and (3) community engagement and creator partnerships. These services are structured to support clients at varying stages of digital development, from initial account setup to multi-platform brand promotion.

Digital Account Management

We offer a tiered set of service plans that support clients in establishing and maintaining digital accounts on international platforms. Services range from basic setup and content scheduling to advanced search engine optimization (SEO), visual branding, and content performance analysis. Our service plans include:

●	Global Premium Plan: Includes setup and management of up to three accounts, advanced SEO strategies, brand visual design, production of over 120 posts and 24 short videos annually, monthly performance reporting, influencer marketing coordination, and unlimited strategic consultations.

●	Overseas Basic Plan: Includes setup of one account, quarterly SEO updates, production of 48 posts and 12 short videos annually, and competitor analysis twice a year.

●	Starter Plan: Includes basic account setup, fundamental SEO support, 24 posts per quarter, and access to simplified performance analytics.

Content Operations and Analytics

We support content creation through customized graphic, text, and video production tailored to the client’s brand objectives. We also provide strategic guidance on traffic growth, including trend-based optimization and third-party influencer engagement. Monthly reporting includes performance metrics, competitor benchmarking, and actionable recommendations for content refinement.

Community Engagement

We offer daily interaction support for managed accounts, including fan engagement, comment moderation, and community management. Crisis response strategies and tailored growth support are available based on client needs.

Multi-Channel Network (MCN) Partnerships

We operate under a centralized content ownership and monetization model in its partnerships with content creators. Under its standard agreement:

●	We retain full operational control over content, monetization, and analytics.

●	Creators are provided with content review windows via a proprietary software platform.

●	All commercial revenue, including advertising, livestream sales, and brand collaborations, is retained by us, unless otherwise contractually negotiated.

●	Intellectual property rights to produced content are held by us, with attribution to creators.

●	Termination prior to the end of a contract term may require compensation related to audience development and data transfer.

Strategy

We position ourselves at the intersection of technology and creative production, offering infrastructure and strategic support to clients seeking to expand their visibility in digital markets. We leverage emerging technologies such as artificial intelligence and predictive analytics to enhance content workflows and improve reach and engagement outcomes for its clients.

Suspended Trading Status from the Nasdaq

On June 26, 2024, we received a letter from the staff at the Listing Qualifications Department of the Nasdaq (the “Staff”) notifying us that the Staff had determined that we did not meet the terms of the minimum stockholders’ equity requirement of at least $2,500,000 (the “Stockholders’ Equity Requirement”) for continued listing on the Nasdaq Capital Market pursuant to the Nasdaq Listing Rule 5550(b)(1). On June 28, 2024, we appealed the Staff’s determination of delisting our securities from the Nasdaq Capital Market because of our failure to meet the Stockholders’ Equity Requirement to the Nasdaq Listing and Hearing Review Council.

On October 25, 2024, we filed with the Securities and Exchange Commission (the “SEC”) an application for review (“Review Proceeding”), pursuant to 15 U.S.C.S. § 78s(d), the October 24, 2024 decision of the Nasdaq to delist our securities and to deny us the right to a hearing on such delisting, by incorrectly deeming our appeal abandoned, and then denying us the right to appeal the Nasdaq’s decision deeming the Company’s right to a hearing as abandoned requests. In conjunction with the submission of this appeal, we also submitted to the SEC a motion for an emergency stay of the delisting, pursuant to the SEC’s Rule of Practice 401. On November 1, 2024, the SEC granted us an administrative stay of the delisting pending further order of the SEC, to give the SEC an opportunity to consider our motion for a stay.

On February 25, 2025, the SEC granted our motion for a stay of the delisting, pending the completion of the Review Proceeding, and found that we had shown a sufficient likelihood that we will prevail on our claim that the Nasdaq did not follow its own rules when it denied us the ability to appeal the hearing abandonment determination to the Nasdaq Hearings Panel.

On April 7, 2025, we received a letter from the Staff on its additional determinations (the “Additional Deficiencies”) that we failed to comply with the Nasdaq’s shareholder approval requirements pursuant to the Nasdaq Listing Rule 5635 (b), (c) and (d) for the closing of the transactions under the Purchase Agreement (as defined and further described under Material Contracts – Securities Purchase Agreement), and do not currently comply with the Nasdaq’s majority independent board, independent audit committee, compensation committee and nomination committee requirements as set forth in the Nasdaq Listing Rule 5605(b)(1), 5605(c)(2), 5605(d)(2) and 5605(e), respectively.

The Nasdaq has offered us an opportunity to present our views in writing with respect to the Additional Deficiencies and the previously noticed shareholder equity requirement deficiency to the Nasdaq Hearings Panel in advance of a hearing in front of the Nasdaq Hearings Panel. Consistent with the Nasdaq Listing Rule 5815(a)(4)-(5), the Nasdaq Hearings Panel will set the applicable deadlines for written submissions, and the hearing shall take place, to the extent practicable, within 45 days of the date of the Nasdaq’s letter on April 7, 2025.

As of April 10, 2025, our common stock remains suspended from trading on the Nasdaq.

Material Contracts

Securities Purchase Agreement

On February 18, 2025, we entered into, and simultaneously closed the transactions under, that certain Amended and Restated Securities Purchase Agreement (“Purchase Agreement”) among Cao Yu, Hu Bin, and Youxin Consulting Limited, a Hong Kong company (collectively, the “Purchasers”), David Lazar (“Seller”) and the Company, whereby Seller (a) sold to the Purchasers (i) 2,219,447 shares of Series A Convertible Preferred Stock, $0.001 par value per share (“Seller Preferred Stock”), and (ii) a warrant to purchase up to an additional 2,800,000 shares of common stock, par value $0.01 per share (“Common Stock”), with an exercise price equal to $1.00 per share, subject to adjustment therein (the “Warrant”, and together with the Seller Preferred Stock, the “Securities”), and (b) granted Youxin Consulting Limited a power of attorney over 2,656,980 shares of Common Stock and 85,910 shares of Series A Convertible Preferred Stock, $0.001 par value per share). Purchasers also purchased certain receivables that we owed to Seller (the “Lazar Receivables”). The purchase price for the Securities and the Lazar Receivables was $500,000.

As further consideration for the sale of the Securities, Seller has the opportunity to be paid by the Purchasers an additional $3,400,000, less any indemnity and other obligations payable by Seller, if (i) Seller has used best efforts to obtain a decision from the SEC that the Nasdaq must hold a hearing to consider the merits of the Company’s appeal from being delisted from the Nasdaq, (ii) the Company’s common stock is listed on the Nasdaq on or before December 31, 2025 and (iii) Seller has continued to provide services to the Company in furtherance of achieving such Nasdaq listing through the listing date. Additionally, if the foregoing is achieved, Seller will also receive a number of newly issued shares of common stock of the Company equal to 3% of the then outstanding shares of common stock on the date the Company’s common stock is listed on the Nasdaq.

The Purchase Agreement includes a covenant that, promptly following the closing, the Company will take all actions reasonably necessary to amend its certificate of incorporation to increase the Stated Value (as defined in the certificate of incorporation) of the Series A Convertible Preferred Stock from $1.40 to $2.75 in consideration for cancelling the Warrant and forgiving the Lazar Receivables.

The Purchase Agreement also contains customary representations, warranties and agreements of the Company, Seller and the Purchasers, indemnification rights and other obligations of the parties.

Non-Binding Letter of Intent

On March 25, 2025, we entered into a non-binding letter of intent (“LOI”) with Hongyan Sun and Lin Lin (collectively, the “LOI Sellers”), pursuant to the terms of which the LOI Sellers will transfer 100% of their equity interests in Suzhou Yixuntong Network Technology Co., Ltd. (“Target Company”) to the Company (the “Potential Transaction”) for a purchase price not to exceed $2,000,000. The Company shall make a prepayment of $300,000 to the LOI Sellers, as soon as practicable, upon the signing of the LOI.

Upon the signing of this LoI, the Target Company and the LOI Sellers (i) have granted the access of the Target Company’s service ports to the Company; (ii) have connected the Company to the Target Company’s Software as a Service platform; (iii) and is working with the Company to ensure it can carry out the Multi-Channel Network business in the second quarter of 2025.

The Potential Transaction is subject to the Company’s satisfactory completion of legal, tax, financial, operation, human resources and administration, and environmental due diligence of the Target Company and such other due diligence as the Company may deem necessary.

The Company and the LOI Sellers expect to complete the Potential Transaction as soon as reasonably practicable, but in no event later than six (6) months after signing of the LOI (the “Long-Stop Date”). The LOI Sellers have agreed that that, from the date of the LOI through the Long-Stop Date, or the date when the Company informs the LOI Sellers that the exclusivity expires, whichever occurs earlier, the Sellers shall refrain, directly or indirectly from (i) soliciting offers from third parties to acquire Target Company and/or its business, and from offering Target Company or its business to any person, firm, group or corporation other than the Company; and (ii) entering into any agreement aimed at selling or otherwise transferring Target Company or the business or that may otherwise prevent the parties from consummating the Potential Transaction.

Name Change

In connection with the closing of the Purchase Agreement, we have changed our name from Minim, Inc. to FiEE, Inc., effective as of February 27, 2025. We have submitted an Issuer Company-Related Action Notification Form to the Financial Industry Regulatory Authority (“FINRA”) to request that the Company’s name be updated in FINRA’s records to its current name.

Human Capital

As of December 31, 2024, we had no full-time employees.

ITEM 1A. – RISK FACTORS

Risks Related to Our Company

After the cessation of our legacy business and since transitioning to new product offerings upon the closing of the Purchase Agreement, we do not have a significant revenue generating business.

Prior to the cessation of our legacy business, our principal assets, product offerings and business primarily consisted of providing consumer networking and intelligent software services. After the closing of the transactions under the Purchase Agreement on February 18, 2025, we have transitioned to becoming a digital service provider and our current business operations focus on integrating artificial intelligence and data analytics into content creation and brand management. However, as we are still in the early stages of our new business offerings as of April 10, 2025, we have had limited operations and have received limited revenue from our operations. As a result, it may be difficult for an investor to make a determination as to the possible success or failure of our business.

We may fail to successfully execute our business plan.

Our shareholders may lose their investment if we fail to execute our business plan. Our prospects must be considered in light of the certain risks and uncertainties, including but not limited to, competition and the ability to retain experienced personnel and general economic conditions. We cannot guarantee that we will be successful in executing our business plan. If we fail to successfully execute our business plan, our shareholders may lose their entire investment.

The Company may suffer from lack of availability of additional funds.

We expect to have ongoing needs for working capital in order to fund operations and to continue to expand our operations. To that end, we will be required to raise additional funds through equity or debt financing. However, there can be no assurance that we will be successful in securing additional capital on favorable terms, if at all. If we are successful, whether the terms are favorable or unfavorable, there is a potential that we will fail to comply with the terms of such financing, which could result in severe liability for our Company. If we are unsuccessful, we may need to (a) initiate cost reductions; (b) forego business development opportunities; (c) seek extensions of time to fund liabilities, or (d) seek protection from creditors. In addition, any future sale of our equity securities would dilute our existing shareholders and could be at prices substantially below prices at which our shares currently trade. Our inability to raise capital could require us to significantly curtail or terminate our operations altogether. We may seek to increase our cash reserves through the sale of additional equity or debt securities. The sale of convertible debt securities or additional equity securities could result in additional and potentially substantial dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity. In addition, our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties.

In addition, if we are unable to generate adequate cash from operations, and if we are unable to find sources of funding, it may be necessary for us to sell all or a portion of our assets, enter into a business combination, or reduce or eliminate operations. These possibilities, to the extent available, may be on terms that result in significant dilution to our shareholders or that result in our shareholders losing all of their investment in us.

Our acquisition strategy creates risks for our business.

We expect that we will pursue acquisitions of other businesses, assets or technologies to grow our business. We may fail to identify attractive acquisition candidates or we may be unable to reach acceptable terms for future acquisitions. We might not be able to raise enough cash to compete for attractive acquisition targets. If we are unable to complete acquisitions in the future, our ability to grow our business will be impaired.

We may pay for acquisitions by issuing additional shares of our common stock, which would dilute our stockholders, or by issuing debt, which could include terms that restrict our ability to operate our business or pursue other opportunities and subject us to meaningful debt service obligations. We may also use significant amounts of cash to complete acquisitions. To the extent that we complete acquisitions in the future, we likely will incur future depreciation and amortization expenses associated with the acquired assets. We may also record significant amounts of intangible assets, including goodwill, which could become impaired in the future. Acquisitions involve numerous other risks, including:

●	difficulties integrating the operations, technologies, services and personnel of the acquired companies;

●	challenges maintaining our internal standards, controls, procedures and policies;

●	diversion of management’s attention from other business concerns;

●	over-valuation by us of acquired companies;

●	litigation resulting from activities of the acquired company, including claims from terminated employees, customers, former stockholders and other third parties;

●	insufficient revenues to offset increased expenses associated with the acquisitions and unanticipated liabilities of the acquired companies;

●	insufficient indemnification or security from the selling parties for legal liabilities that we may assume in connection with our acquisitions;

●	entering markets in which we have no prior experience and may not succeed;

●	risks associated with foreign acquisitions, such as communication and integration problems resulting from geographic dispersion and language and cultural differences, compliance with foreign laws and regulations and general economic or political conditions in other countries or regions;

●	potential loss of key employees of the acquired companies; and

●	impairment of relationships with clients and employees of the acquired companies or our clients and employees as a result of the integration of acquired operations and new management personnel.

We may be unable to scale our operations successfully.

Our growth strategy will place significant demands on our management and financial, administrative and other resources. Operating results will depend substantially on the ability of our officers and key employees to manage changing business conditions and to implement and improve our financial, administrative and other resources. If we are unable to respond to and manage changing business conditions, or the scale of its operations, then the quality of our services, our ability to retain key personnel, and our business could be harmed.

We may suffer from a lack of liquidity.

By incurring indebtedness, we subject ourselves to increased debt service obligations which could result in operating and financing covenants that would restrict our operations and liquidity. This would impair our ability to hire the necessary senior and support personnel required for our business, as well as carry out our acquisition strategy and other business objectives.

We do not currently have an independent board of directors, or committees of the board of directors.

Our board of directors currently consists of one sole director, our former Chief Executive Officer, David Lazar, and we have determined that he is not considered “independent” under the definition set forth in the listing standards of the Nasdaq. We do not have a board of directors that consists of a majority of independent directors. Nor have we established committees of the board of directors. However, we plan to establish an independent audit committee, compensation committee and nomination committee pursuant to the Nasdaq listing standards in connection with seeking re-listing on the Nasdaq.

The requirements of remaining a public company may strain our resources and distract our management, which could make it difficult to manage our business.

We are required to comply with various regulatory and reporting requirements, including those required by the SEC. Complying with these reporting and other regulatory requirements are time-consuming and expensive and could have a negative effect on our business, results of operations and financial condition.

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”) and if we fail to continue to comply, our business could be harmed, and the price of our securities could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act require an annual assessment of internal control over financial reporting, and for certain issuers an attestation of this assessment by the issuer’s independent registered public accounting firm. The standards that must be met for management to assess the internal control over financial reporting as effective are evolving and complex, and require significant documentation, testing, and possible remediation to meet the detailed standards. We expect to incur significant expenses and to devote resources to Section 404 compliance on an ongoing basis. It is difficult for us to predict how long it will take or costly it will be to complete the assessment of the effectiveness of our internal control over financial reporting for each year and to remediate any deficiencies in our internal control over financial reporting. As a result, we may not be able to complete the assessment and remediation process on a timely basis. In the event that we determine that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how regulators will react or how the market prices of our securities will be affected; however, we believe that there is a risk that investor confidence and the market value of our securities may be negatively affected.

Risks Related to Our Common Stock

We have not been in compliance with the Nasdaq’s requirements for continued listing and as a result our common stock has been suspended from trading on the Nasdaq, and in the future it may be delisted from trading on the Nasdaq, which has had and will continue to have a material effect on us and our stockholders.

We currently do not meet the Nasdaq’s Stockholders’ Equity Requirement and are suspended from trading on the Nasdaq. Additionally, the Nasdaq, in its letter to us on April 7, 2025, also raised the Additional Deficiencies that we failed to comply with the Nasdaq’s shareholder approval requirements pursuant to the Nasdaq Listing Rule 5635 (b), (c) and (d) for the closing of the transactions under the Purchase Agreement, and that we do not currently comply with the Nasdaq’s majority independent board, independent audit committee, compensation committee and nomination committee requirements as set forth in the Nasdaq Listing Rule 5605(b)(1), 5605(c)(2), 5605(d)(2) and 5605(e), respectively.

There can be no assurance whether or when the suspension of trading on the Nasdaq will be lifted. If our common stock is delisted, there can be no assurance whether or when it would again be listed for trading on the Nasdaq or any other exchange. If our common stock is delisted, the market price of our shares will likely decline further and become more volatile, and our stockholders may find that their ability to trade in our stock will be adversely affected. Furthermore, institutions whose charters do not allow them to hold securities in unlisted companies might sell our shares, which could have a further adverse effect on the price of our stock. In addition, our ability to hire and retain key personnel and employees may be adversely affected by volatility or reductions in the price of our common stock, since these employees are generally granted equity-based awards. We have previously experienced and may continue to experience employee attrition and difficulty attracting talent as a result of these issues. We may not be successful in attracting, integrating, or retaining qualified personnel to fulfill our current or future needs, nor may we be successful in keeping the qualified personnel we currently have.

Our common stock currently trades on the Pink Tier of OTC Markets and investors may have difficulty buying and selling our shares or obtaining market quotations for them.

Our common stock currently trades on the Pink Tier of OTC Market Group LLC’s Marketplace. The Company plans to update its symbol, pending FINRA’s update of our name in its records. The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks,” as well as volume information. The trading of securities on the OTC Pink is often sporadic and investors may have difficulty buying and selling our shares or obtaining market quotations for them, which may have a negative effect on the market price of our common stock.

A large portion of our common stock is controlled by a small number of shareholders.

A large portion of our common stock is held by a small number of shareholders, including shares held by Youxin Consulting Limited, a Hong Kong company wholly controlled by our Chief Executive Officer, Li Wai Chung, and shares held by our Chief Financial Officer, Cao Yu, Hu Bin, one of the three purchasers under the Purchase Agreement, and David Lazar, our current sole director. As a result, these shareholders are able to influence the outcome of shareholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations.

Furthermore, any additional equity financing or purchases of additional shares of our common stock from these shareholders may further reduce the public float and liquidity of our common stock which can in turn affect the market price of our common stock.

The sale of the additional shares of common stock could cause dilution as well as the value of our common stock to decline.

The sale of a substantial number of shares of our common stock, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish. Further, if we do sell or issue more common stock, any investors’ investment in us will be diluted. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in our common stock could seriously decline in value.

Our common stock constitutes restricted securities and is subject to limited transferability.

All of our common stock shares, should be considered a long-term, illiquid investment. In addition, our common stock, is not registered under any state securities laws that would permit their transfer. Because of these restrictions and the absence of an active trading market for our securities, a stockholder will likely be unable to liquidate an investment even though other personal financial circumstances would dictate such liquidation.

Our common stock price may decrease due to factors beyond our control.

The stock market from time to time has experienced extreme price and volume fluctuations, which have particularly affected the market prices for early stage companies and which often have been unrelated to the operating performance of the companies. These broad market fluctuations may adversely affect the market price of our stock if a trading market for our stock ever develops. If our shareholders sell substantial amounts of their stock in the public market, the price of our stock could fall. These sales also might make it more difficult for us to sell equity, or equity-related securities, in the future at a price we deem appropriate.

The market price of our stock may also fluctuate significantly in response to, but not limited, to the following factors, most of which are beyond our control:

●	variations in our quarterly operating results,

●	changes in general economic conditions,

●	changes in market valuations of similar companies,

●	announcements by us or our competitors of significant acquisitions, strategic partnerships or joint ventures, or capital commitments; and

●	poor reviews from equity research analysts.

Any such fluctuations may adversely affect the market price or value of our common stock, regardless of our actual operating performance. As a result, stockholders may be unable to sell their shares, or may be forced to sell them at a loss.

Our common stock is subject to the application of the “penny stock” rules which could adversely affect the market price of our common stock and increase transaction costs to sell those shares.

The SEC has adopted rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

●	that a broker or dealer approve a person’s account for transactions in penny stocks, and

●	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person, and

●	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination and

●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

The market price for our common stock is particularly volatile which could lead to wide fluctuations in our share price. You may be unable to sell your common stock shares at or above your purchase price, or at all, which may result in substantial losses to you.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common stock regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock shares will be at any time, or as to what effect the sale of shares or the availability of common stock shares for sale at any time will have on the prevailing market price.

Because we will likely issue additional shares of our common stock, investment in the Company could be subject to substantial dilution.

Investors’ interests in the Company will be diluted and investors may suffer dilution in their net book value per share when we issue additional shares. We are authorized to issue 60,000,000 shares of common stock. We anticipate that all or at least some or potentially all of our future funding, if any, will be in the form of equity financing from the sale of our common stock. If we do sell or issue more common stock, any investors’ investment in the Company will be diluted. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in the Company’s common stock could seriously decline in value.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted FINRA Rule 2111 that requires a broker-dealer to have reasonable grounds for believing that an investment is suitable for a customer before recommending the investment. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid any cash dividends on our stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors.

If we are unable to comply with the financial reporting requirements mandated by the SEC’s regulations, investors may lose confidence in our financial reporting and the price of our common stock, if a market ever does develop for it, could decline.

If we fail to maintain effective internal controls over financial reporting, our ability to produce timely, accurate and reliable periodic financial statements could be impaired. If we do not maintain adequate internal control over financial reporting, investors could lose confidence in the accuracy of our periodic reports filed under the Exchange Act. Additionally, our ability to obtain additional financing could be impaired or a lack of investor confidence in the reliability and accuracy of our public reporting could cause our stock price to decline.

ITEM 1B. – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

The Company’s headquarters are located at Flat A1, 29/F, Block A, TML Tower, 3 Hoi Shing Road, Tsuen Wan, Hong Kong, which are provided to the Company at no cost. We believe that these facilities are adequate at this time and that we will be able to obtain appropriate additional facilities or alternative facilities on commercially reasonable terms if and when necessary.

ITEM 3 – LEGAL PROCEEDINGS

From time to time, the Company and its subsidiaries subject to lawsuits, arbitrations, claims, and other legal proceedings arising in the ordinary course of business. Such legal actions may include claims for substantial or unspecified compensatory and/or punitive damages. Absolute assurance cannot be given that such actions will be resolved without costly litigation in a manner that is not adverse to our financial position, results of operations or cash flows. The Company is not currently a party to any material pending legal proceedings.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently traded on the OTC under the symbol “MINM”. The closing price of our common stock on OTC was $0.95 per share on April 9, 2025. As of April 9, 2025, there were 4,913,792 shares of our common stock outstanding and 57 holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our capital stock and do not plan to pay any cash dividends in the foreseeable future. Our current policy is to retain all of our earnings to finance future growth.

Repurchases by the Company

During the fiscal year ended December 31, 2024, we did not repurchase any shares of our common stock.

Equity Compensation Plan Information

Information required by this part is hereby incorporated by reference from our definitive proxy statement for our 2025 annual meeting of stockholders which will be filed with the SEC within 120 days after the close of our fiscal year.

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

Overview

In our legacy business, we historically provided consumer networking and intelligent software service, including delivering comprehensive WiFi as a service platform to make everyone’s connected home safe and supportive for life and work.

Generally, our gross margin for a given product depended on a number of factors, including the type of customer to whom we were selling. The gross margin for products sold to retailers tended to be higher than for some of our other customers; but the sales, support, returns, and overhead costs associated with products sold to retailers also tended to be higher.

Our cash and cash equivalents balance on December 31, 2024 was $30 thousand compared to $709 thousand on December 31, 2023. On December 31, 2024, we had no outstanding borrowings. Our working capital was $(0.3) million as of December 31, 2024.

The major changes in cash and cash equivalents during fiscal 2024 was a decrease of approximately $3.2 million in accounts payable, a decrease of $0.7 million in accounts receivable, a decrease of $0.4 million in inventory, and decrease in accrued expense of $0.8 million, offset by $2.2 million in vendor forgiveness, net of asset transfers and proceeds from common stock and preferred stock of $3.5 million. In fiscal 2024, the Company also had a net loss of $4.2 million, which contributed to a decrease in cash and cash equivalents.

The Company’s ability to maintain adequate levels of liquidity depends in part on our ability to generate cash from operations and its ability to raise additional funds through equity or debt financing. The Company is evaluating options related to its liquidity. The Company will continue to monitor its costs in relation to its sales and adjust its cost structure accordingly.

In the years ended December 31, 2024 and 2023, we generated net sales of $0.6 million and $26.1 million, respectively.

Recent Accounting Standards

Please refer to Note 2 of the Notes to the Consolidated Financial Statements, which is incorporated herein by reference.

Critical Accounting Policies and Estimates

Following is a discussion of what we view as our more significant accounting policies and estimates pertaining to the operations of the Company. As described below, management judgments and estimates must be made and used in connection with the preparation of our consolidated financial statements. We have identified areas where material differences could result in the amount and timing of our net sales, costs, and expenses for any period if we had made different judgments or used different estimates.

Revenue Recognition. We primarily sold hardware products to computer peripherals retailers, computer product distributors, OEMs, and direct to consumers and other channel partners via the Internet. The hardware products included cable modems and gateways, mobile broadband modems, wireless routers, MoCA adapters and mesh home networking devices. We also sold the Minim subscription service that enabled and secured a better-connected home using the Minim AI-driven smart home WiFi management and security platform.

The SaaS was offered over a defined contract period, generally one year. These services were available as an on-demand application over the defined term. The agreements included service offerings, which deliver applications and technologies via cloud-based deployment models that we develop functionality for, provide unspecified updates and enhancements for, and host, manage, provide upgrades and support for the customers’ access by entering into solution agreements for a stated period. The monthly fees charged to the customers were based on the number of subscribers utilizing the services each month, and the revenue recognized generally corresponded to the monthly billing amounts as the services were delivered. Customers did not have the contractual right or ability to take possession of the hosted software.

We considered each product and each service contract to be a distinct performance obligation. Revenue is recognized when a performance obligation is satisfied, which occurs when control of the promised products or services is transferred to the customer in an amount that reflects the consideration we expect to receive in exchange for those products or services. Revenue from product sales is recognized at a point in time when management has determined that control has transferred to the customer, which is generally when legal title has transferred to the customer. Revenue from SaaS contracts is recognized as the output of the service is transferred to the customer over time, typically evenly over the contract term. Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities.

Our contracts with customers often included promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Judgment is also required to determine the stand-alone selling price (“SSP”) for each distinct performance obligation. We used an observable price to estimate SSP for items that are sold separately. In instances where SSP is not directly observable, such as when we do not sell the product or service separately, we determined the SSP using information that may include market conditions and other observable inputs.

Product Returns. Products are returned by retail stores and distributors for inventory balancing and warranty repair or replacements. Analyses of actual returned product are compared to analyses of the product return estimates. We have concluded that the process of estimating the return reserve represents a fair measure with which to adjust revenue. Returned goods are variable and under ASC Topic 606, Revenue from Contracts with Customers, are estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g., upon shipment of goods). Under ASC Topic 606, the Company monitors pending authorized returns of goods and, if deemed appropriate, records the right of return asset accordingly.

Inventory Valuation and Cost of Goods Sold. Inventory is valued at the lower of cost, determined by the first-in, first-out method, or its net realizable value. We reviewed inventories for obsolete and slow-moving products and made provisions based on our estimate of the probability that the material will not be consumed or that it will be sold below cost. Additionally, material product certification costs on new products were capitalized and amortized over the expected period of value of the respective products.

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

Results of Operations

The following table sets forth certain financial data derived from our consolidated statements of operations for the years ended December 31, 2024 and 2023 presented in absolute dollars and as a percentage of net sales, with dollars and percentage change year over year.

	Years ended December 31,				Change
	2024		2023		$	%
Net sales	$639,893	100.0%	$26,106,271	100.0%	$(25,466,379)	(97.5)%
Cost of goods sold	432,634	67.6	25,635,383	98.2	(25,202,749)	(98.3)
Gross profit	207,259	32.4	470,888	1.8	(263,630)	(56.0)
Operating expenses:
Selling and marketing	66,171	10.3	9,472,527	36.3	(9,406,356)	(99.3)
General and administrative	2,062,441	322.3	4,758,357	18.2	(2,695,916)	(56.7)
Research and development	113,294	17.7	3,446,595	13.2	(3,333,301)	(96.7)
Vendor liability forgiveness, net of asset transfers	2,200,929	344.0	-	-	2,200,929	100.0
Total operating expenses	4,442,835	694.3	17,677,479	67.7	(15,435,573)	(87.3)

Operating loss	(4,235,576)	(661.9)	(17,206,591)	(65.9)	15,171,943	(88.2)

Total other income (expense)	82	-	(384,715)	(1.5)	384,796	(100.0)

Loss before income taxes	(4,235,494)	(661.9)	(17,591,305)	(67.4)	15,556,739	(88.4)

Income tax provision	11,216	1.8	42,619	0.2	53,835	126.3
Net loss	$(4,224,278)	(660.2)%	$(17,633,924)	(67.5)%	$15,610,574	(88.5)%

Comparison of Fiscal Years 2024 and 2023

The following table sets forth our revenues by product and the changes in revenues for fiscal year ended December 31, 2024, as compared to fiscal year ended December 31, 2023:

	Years ended December 31,
	2024	2023	$ Change	% Change
Cable Modems & gateways	$638,904	$23,972,003	$(23,333,099)	(97.3)%
Other networking products	-	571,517	(571,517)	(100.0)
Software as a Service	989	1,562,751	(1,561,762)	(99.9)
Total	$639,893	$26,106,271	$(25,466,378)	(97.5)%

Net Sales

Our total net sales decreased year-over-year by $25.5 million or 97.5%. The decline in net sales is directly attributable to decreased sales of Motorola branded cable modems and gateways. In both 2024 and 2023, we primarily generated our sales by selling cable modems and gateways. Sales related to SaaS offerings were $0.0 million and $1.6 million in the years ended December 31, 2024 and 2023, respectively. The decrease in other networking products of $0.6 thousand in 2024 compared to 2023 is primarily due to a reduction in MoCA products.

Cost of Goods Sold and Gross Margin

Cost of goods sold consisted primarily of the following: the cost of finished products from our third-party manufacturers; overhead costs, including purchasing, product planning, inventory control, warehousing and distribution logistics; third-party software licensing fees; inbound freight; import duties/tariffs; warranty costs associated with returned goods; write-downs for excess and obsolete inventory; amortization of certain acquired intangibles and software development costs; and costs attributable to the provision of service offerings.

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

The following table presents net sales, cost of goods sold, and gross margin, for the periods indicated:

	Years ended December 31,
	2024	2023	$ Change	% Change
Net sales	$639,893	$26,106,271	$(25,466,379)	(97.5)%
Cost of goods sold	$432,634	$25,635,383	$(25,202,749)	(98.3)%
Gross margin	32.4%	1.8%

Gross profit decreased and gross margin increased in fiscal 2024 compared to the prior fiscal year, primarily due to the decline in net sales offset by inventory reserves of $1.8 million in 2023.

Selling and Marketing

Selling and marketing expenses consisted primarily of advertising, trade shows, corporate communications and other marketing expenses, product marketing expenses, outbound freight costs, personnel expenses for sales and marketing staff, technical support expenses, and facility allocations. The following table presents sales and marketing expenses, for the periods indicated:

	Years ended December 31,
	2024	2023	$ Change	% Change
Selling and marketing	$66,171	$9,472,527	$(9,406,356)	(99.3)%

Sales and marketing expenses decreased in fiscal 2024, as compared to the prior year, primarily due to a decrease in Motorola royalty fees of $5.2 million, marketing programs of $2.1 million, personnel costs of $1.4 million, and other market support costs of $0.7 million.

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

	Years ended December 31,
	2024	2023	$ Change	% Change
General and administrative	$2,062,441	$4,758,357	$(2,695,916)	(56.7)%

General and administrative expenses decreased $2.6 million primarily due to a decrease of $0.9 million in personnel costs, software costs of $0.9 million, $0.5 million in professional services fees, and $0.4 in other general and administrative support costs.

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

	Years ended December 31,
	2024	2023	$ Change	% Change
Research and development	$113,294	$3,446,595	$(3,333,301)	(96.7)%

The decrease of $3.3 million was primarily due to personnel costs of $2.3 million, $0.2 million software licenses, $0.4 million professional services fees, and $0.4 million in other research and development support costs.

Other Income (Expense)

	Years ended December 31,
	2024	2023	$ Change	% Change
Other income (expense)	$82	$(384,715)	$384,796	100.0%

Other income (expense), net was an expense of $82 in fiscal 2024 and expense of $385 thousand in fiscal 2023, primarily due to the Company paying in full the outstanding balance of the SVB Loan Agreement in October 2023

Income Tax Expense. We recorded minimum state income tax for a few states and tax related to our operations in Mexico, which was $11 thousand and $43 thousand in fiscal 2024 and fiscal 2023, respectively.

	Years ended December 31,
	2024	2023	$ Change	% Change
Income taxes	$(11,216)	$42,619	$(53,835)	(126.3)%

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents. As of December 31, 2024, we had cash and cash equivalents of $30 thousand as compared to $709 thousand in cash and cash equivalents on December 31, 2023. On December 31, 2024, we had no outstanding borrowings and working capital of $(0.3) million. We have continued to fund our operations through proceeds of common and preferred stock.

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

Our consolidated financial statements as of December 31, 2024 were prepared under the assumption that we will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt exists about our ability to continue as a going concern, and we will require additional liquidity to continue operations beyond the next 12 months.

Our consolidated financial statements as of December 31, 2024, do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if we were unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or part of their investment.

Cash Flows

The following table presents our cash flows for the periods presented:

	Years ended December 31,
	2024	2023
Cash provided by (used in) provided by operating activities	$(3,772,008)	$4,849,555
Cash provided by (used) in investing activities	11,642	(381,865)
Cash provided by (used in) financing activities	3,081,206	(4,788,478)
Net (decrease) increase in cash and cash equivalents	$(679,160)	$320,788

Cash Flows from Operating Activities.

Cash used in operating activities of $3.7 million for 2024 reflected our net loss of $4.2 million, adjusted for non-cash expenses, consisting primarily of $0.4 million of depreciation and amortization, $0.9 million of stock-based compensation expense, $(0.3) million credit losses, and $2.2 million in vendor forgiveness, net of asset transfers. Uses of cash included a reduction in accounts payable of $3.2 million, accrued expenses and other liabilities of $0.8 million, and prepaid expenses and other current assets of $0.1 million. Sources of cash included a decrease of accounts receivable of $1.0 million and inventory of $0.4 million.

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

Cash Flows from Investing Activities.

In 2024, the Company had $12 thousand generated in investing activities related to sales of property and equipment.

In 2023, $162 thousand was used to purchase equipment and $219 thousand was used for certification costs.

Cash Flows from Financing Activities. Cash provided in financing activities in 2024 consisted of proceeds of issuance of preferred stock of $3.1 million.

Cash used in financing activities in 2023 consisted of $4.8 million in borrowing repayments under our SVB line-of-credit.

Future Liquidity Needs

At December 31, 2024, we believe our current cash and cash equivalents may not be sufficient to fund working capital requirements, capital expenditures and operations during the next twelve months. Our ability to continue as a going concern will depend on our ability to obtain additional equity or debt financing, attain further operating efficiencies, and generate cash from operations. Based on these factors, management determined that there is substantial doubt regarding our ability to continue as a going concern. The Company will continue to monitor its costs in relation to its sales and adjust accordingly.

Our future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of any future operating losses, the level and timing of future new formed operations to generate sales and expenditures, the results and scope of ongoing research and product development programs, working capital required to support our sales growth, funds required to service our debt, our sales and marketing programs, our need for infrastructure to support our sales growth, the acceptance of our products in the marketplace, competing technologies and changes in the market and regulatory environment.

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

At December 31, 2024, we have Federal net operating loss carry forwards of approximately $73.9 million available to reduce future taxable income. A valuation allowance has been established for the full amount of deferred income tax assets as management has concluded that it is more likely than-not that the benefits from such assets will not be realized.

Contractual Obligations

For a description of our operating leases, refer to Note 6 and for a description of our bank credit line and bridge loan agreement, license agreement and purchase commitments, refer to Note 5 in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

In 2006, the Company entered into a maquiladora agreement with North American Production Sharing, Inc. (“NAPS”). This agreement provided that NAPS provide certain personnel and other services for a production facility in Mexico on our behalf. Although the maquiladora agreement expired on September 25, 2019, the agreement automatically renewed annually unless otherwise cancelled per provisions in the agreement. The agreement expired and was not renewed in 2023. Any related assets, liabilities, or expenses are reported in the accompanying financial statements. Additionally, the Company was obligated to pay future minimum required royalty payments associated with certain licensing agreements which are not included in our consolidated balance sheet, refer to Note 7 in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 7A. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8 – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FiEE, INC.

f/k/a

Minim, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of
FiEE, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of FiEE, Inc. f/k/a Minim, Inc. (the “Company”) as of December 31, 2024 and 2023, the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or are required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/s/ Beckles & Co (PCAOB ID 7116)
We have served as the Company’s auditor since 2024.
West Palm Beach, FL
April 9, 2025

400 Columbia Drive, Suite 101

West Palm Beach, FL 33409

Ph.561 689-4093

Fax: 954 827-0968

FiEE, INC.

f/k/a

Minim, Inc.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2024 and 2023

	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$30,162	$709,322
Accounts receivable, net of allowance for doubtful accounts of $0 and $312,983 as of December 31, 2024 and, 2023, respectively	-	701,377
Inventories, net	-	9,952,647
Prepaid expenses and other current assets	134,757	35,768
Total current assets	164,919	11,399,114

Equipment, net	119,871	432,505
Operating lease right-of-use assets	-	22,512
Intangible assets, net	-	33,247
Other assets	22,245	472,587
Total assets	$307,035	$12,359,965

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable	$143,414	$11,143,693
Accrued expenses	293,613	1,077,843
Current maturities of operating lease liabilities	-	22,512
Total current liabilities	437,027	12,244,048

Commitments and Contingencies (Note 7)

Stockholders’ equity
Preferred Stock, Authorized: 3,000,000 shares at $0.001 par value; issued and outstanding: 2,305,357 shares and 0 shares at December 31, 2024 and 2023, respectively.	1,639,779	-
Common Stock: Authorized: 60,000,000 shares at December 31, 2024 and 2023, at $0.01 par value; issued and outstanding: 3,713,792 shares and 2,789,020 shares at December 31, 2024 and 2023, respectively	490,145	480,897
Additional paid-in capital	94,433,140	92,103,798
Accumulated deficit	(96,693,056)	(92,468,778)
Total stockholders’ (deficit) equity	(129,992)	115,917
Total liabilities and stockholders’ equity	$307,035	$12,359,965

The accompanying notes are an integral part of these consolidated financial statements.

FiEE, INC.

f/k/a

Minim, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2024 and 2023

	2024	2023
Net sales	$639,893	$26,106,271
Cost of goods sold	432,634	25,635,383
Gross profit	207,259	470,888

Operating expenses:
Selling and marketing	66,171	9,472,527
General and administrative	2,062,441	4,758,357
Research and development	113,294	3,446,595
Vendor liability forgiveness, net of asset transfers	2,200,929	-
Total operating expenses	4,442,835	17,677,479
Operating loss	(4,235,576)	(17,206,591)

Other income (expense):
Interest income	82	2,554
Interest expense	-	(385,952)
Other, net	-	(1,316
Total other income (expense)	82	(384,714)

Loss before income taxes	(4,235,494)	(17,591,305)

Income tax provision	11,216	42,619

Net loss	$(4,224,278)	$(17,633,924)

Basic and diluted net loss per share	$(1.34)	$(8.65)

Weighted average common and common equivalent shares:
Basic and diluted	3,159,061	2,038,461

The accompanying notes are an integral part of these consolidated financial statements.

FiEE, INC.

f/k/a

Minim, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Years Ended December 31, 2024 and 2023

	Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2022	-	$-	1,877,970	$469,492	$90,710,030	$(74,834,854)	$16,344,668

Net loss	-	-	-	-	-	(17,633,924)	(17,633,924)
Stock option exercises	-	-	176,707	4,062	(4,062)	-	-
Common stock issued in exchange for debt conversion	-	-	734,343	7,343	1,118,435	-	1,125,778
Stock-based compensation	-	-	-	-	279,395		279,395
Balance at December 31, 2023	-	-	2,789,020	480,897	92,103,798	(92,468,778)	115,917

Net loss	-	-	-	-	-	(4,224,278)	(4,224,278)
Preferred stock issuance	2,305,357	1,639,779	-	-	-	-	1,639,779
Issuance of warrants	-	-	-	-	1,441,427	-	1,441,427
Stock-based compensation	-	-	924,772	9,248	887,915	-	897,163
Balance at December 31, 2024	2,305,357	$1,639,779	3,713,792	$490,145	$94,433,140	$(96,693,056)	$(129,992)

The accompanying notes are an integral part of these consolidated financial statements.

FiEE, INC.

f/k/a

Minim, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2024 and 2023

	2024	2023
Cash flows provided by (used in) operating activities:
Net loss	$(4,224,278)	$(17,633,924)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	347,671	612,138
Amortization of right-of-use assets	22,512	150,968
Amortization of debt issuance costs	-	29,845
Stock-based compensation	897,163	279,395
Provision for (recovery of) credit losses	(312,983)	174,652
Vendor liability forgiveness, net of asset transfers	2,200,929	-
Changes in operating assets and liabilities:
Accounts receivable	1,014,360	1,882,377
Inventories	404,299	15,462,559
Prepaid expenses and other current assets	(98,990)	324,963
Other assets	33,384	53,458
Accounts payable	(3,249,333)	8,306,503
Accrued expenses	(784,230)	(3,237,131)
Deferred revenue	-	(1,405,280)
Operating lease liabilities	(22,512)	(150,968)
Net cash provided by (used in) operating activities	(3,772,008)	4,849,555

Cash flows provided by (used in) investing activities:
Purchases of equipment	-	(162,270)
Sales or property and equipment	11,642
Certification costs incurred and capitalized	-	(219,595)
Net cash provided by (used in) investing activities	11,642	(381,865)

Cash flows provided by (used in) financing activities:
Net repayment on the bank credit line	-	(4,788,478)
Proceeds from preferred stock issuance	3,081,206	-
Net cash provided by (used in) financing activities	3,081,206	(4,788,478

Net change in cash, cash equivalents, and restricted cash	(679,160)	(320,788)
Cash, cash equivalents, and restricted cash - Beginning	709,322	1,030,110
Cash, cash equivalents, and restricted cash - Ending	$30,162	$709,322

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$-	$238,329
Income taxes	$11,125	$42,619

The accompanying notes are an integral part of these consolidated financial statements.

FiEE, INC.

f/k/a

Minim, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

(1) NATURE OF OPERATIONS AND BASIS OF PRESENTATION

FiEE, Inc. (formerly, Minim, Inc.) and its wholly owned subsidiaries, MME Sub 1 LLC, Cadence Connectivity, Inc., MTRLC LLC, and Minim Asia Private Limited, are herein collectively referred to as “FiEE” or the “Company”. The Company formerly delivered intelligent networking products that reliably and securely connected homes and offices around the world. We were the exclusive global license holder to the Motorola brand for home networking hardware until 2023. The Company designed and manufactured products including cable modems, cable modem/routers, mobile broadband modems, wireless routers, Multimedia over Coax (“MoCA”) adapters and mesh home networking devices. Our former AI-driven cloud software platform and applications made network management and security simple for home and business users, as well as the service providers that assisted them.

On February 27, 2025, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Amended and Restated Certificate of Incorporation (the “Certificate of Amendment”) to change the name of the Company from Minim, Inc. to FiEE, Inc., effective as of February 27, 2025.

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

Going Concern

The Company’s consolidated financial statements as of December 31, 2024 were prepared under the assumption that the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, as of December 31, 2024, substantial doubt exists about the Company’s ability to continue as a going concern. The Company has incurred recurring losses and negative cash flows from operations, and our ability to continue as a going concern will depend on our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce or contain expenditures and increase revenues. As of December 31, 2024, the Company had cash and cash equivalents of $30 thousand and during the year ended December 31, 2024, the Company recorded a net loss of $4.2 million. The Company will require additional liquidity to continue operations beyond the next 12 months.

The Company is evaluating strategies to obtain the required additional funding for future operations. These strategies may include but are not limited to equity offerings, debt financings, and cost reductions. However, given a variety of external factors, the Company may not be able to access further equity or debt financing when needed. The Company may engage in cost-cutting measures in an attempt to extend its cash resources. The Company may explore sale or merger of its operations. As such, there can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all. As referred in Note 12 on March 25, 2025, the Company entered into a non-binding letter of intent (“LOI”) with Hongyan Sun and Lin Lin (collectively, the “Sellers”), pursuant to the terms of which the Sellers will transfer 100% of their equity interests in Suzhou Yixuntong Network Technology Co., Ltd. (“Target Company”) to the Company (the “Potential Transaction”). Upon the signing of this LOI, the Target Company and the Sellers shall (i) grant the access of the Target Company’s service ports to the Company; (ii) connect the Company to the Target Company’s Software as a Service platform; (iii) and work with the Company to ensure it can carry out the Multi-Channel Network business in the second quarter of 2025. The Company and the Sellers expect to complete the Potential Transaction as soon as reasonably practicable, but in no event later than six (6) months after signing of the LOI (the “Long-Stop Date”). If the Potential Transaction is successfully executed, the Company anticipates generating revenues that will convert to operational cash while managing expenses in relation to those revenues.

The Company’s consolidated financial statements as of December 31, 2024, do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern. If the Company is unable to raise additional capital and is therefore unable to continue as a going concern, it may have to liquidate its assets and may receive less than the value at which those assets are carried on its consolidated financial statements, and it is likely that investors will lose all or part of their investment.

Liquidity

The Company’s operations have historically been financed through the issuance of common stock and borrowings. Since inception, the Company has incurred significant losses and negative cash flows from operations. During the year ended December 31, 2024, the Company incurred a net loss of $4.2 million, and used cash in operations of $4.2 million, which was offset by $3.5 million in combined generation of cash from financing activities. As of December 31, 2024, the Company had an accumulated deficit of $96.7 million and cash and cash equivalents of $30 thousand. The Company will continue to monitor its costs in relation to its sales and adjust its cost structure accordingly.

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. As of December 31, 2024 and 2023, the Company’s cash equivalents were held in institutions in the U.S. and include deposits in higher-interest bank accounts which were unrestricted as to withdrawal or use.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, restricted cash and accounts receivable. Substantially all the Company’s cash and cash equivalents and restricted cash are held at one financial institution. The Company has not experienced any credit losses on its cash and cash equivalents through December 31, 2024 and has not experienced any credit losses as of the date of filing this Form 10-K

For the year ended December 31, 2024, two customers accounted for 10% or greater individually, and 96% in the aggregate of the Company’s total net sales. For the year ended December 31, 2023, two customers accounted for 10% or greater individually, and 80% in the aggregate of the Company’s total net sales. Accounts receivable are unsecured and the Company does not require collateral; however, the Company does assess the collectability of accounts receivable based on a number of factors, including past transaction history with, and the creditworthiness of, the customer. Accordingly, the Company is exposed to credit risk associated with accounts receivable. At December 31, 2024, the Company did not have outstanding accounts receivable from its customers. At December 31, 2023, one customer with an accounts receivable balance of 10% or greater individually accounted for 96% of the Company’s accounts receivable. To reduce risk, the Company closely monitors the amounts due from its customers and assesses the financial strength of its customers through a variety of methods that include, but are not limited to, engaging directly with customer operations and leadership personnel, visiting customer locations to observe operating activities, and assessing customer longevity and reputation in the marketplace. As a result, the Company believes that its accounts receivable credit risk exposure is limited.

The Company depends on many third-party suppliers for key components contained in its product offerings. For some of these components, the Company may only use a single source supplier, in part due to the lack of alternative sources of supply. During 2024, the Company did not have vendor concentrations exceeding 10% of its purchases. During 2023, the Company had one supplier that provided 86% of the Company’s purchased inventory.

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

Intangible Asset and Long-Lived Assets

Intangible asset is comprised of purchased technology (web domain). The Company’s intangible asset is amortized using the straight-line method over their estimated useful life.

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

As of December 31, 2024, the Company has fully amortized its intangible asset.

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

Other Assets

Other assets are stated at cost, less accumulated amortization, and primarily include certain certification costs and long-term insurance policies. Certain certification costs incurred that are necessary to market and sell products are capitalized and reported as “other assets” in the accompanying consolidated balance sheets when the costs are measurable, significant, and relating to products that are projected to generate revenue beyond twelve months. These costs are amortized over an 18- month period, beginning when the related products are available to be sold. As of December 31, 2024 and 2023, the balance outstanding for certifications costs, net of accumulated amortization, was $0 thousand and $417 thousand, respectively.

The long-term insurance policies are amortized over the term of the coverage period. As of December 31, 2024 and 2023, the balance outstanding for long-term insurance policies, net of accumulated amortization, was $22 thousand and $47 thousand, respectively.

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

Net loss per share for the year ended December 31, 2024 and 2023, respectively, are as follows:

	Years ended December 31,
	2024	2023
Numerator:
Net loss	$(4,224,278)	$(17,633,924)

Denominator:
Weighted average common shares - basic	3,159,061	2,038,461
Effect of dilutive common share equivalents	-	-
Weighted average common shares - dilutive	3,159,061	2,038,461

Basic and diluted net loss per share	$(1.34)	$(8.65)

Diluted loss per common share for the years ended December 31, 2024 and 2023 excludes the effects of 5,536,126 and 0 common share equivalents, respectively, since such inclusion would be anti-dilutive. The common share equivalents consist of shares of common stock issuable upon exercise of outstanding stock options.

Revenue Recognition

The Company primarily sold hardware products to its customers. The hardware products included cable modems and gateways, mobile broadband modems, wireless routers, MoCA adapters and mesh home networking devices. The Company derived its net sales primarily from the sales of hardware products to computer peripherals retailers, computer product distributors, OEMs, and direct to consumers and other channel partners via the Internet. The Company accounts for point-of-sale taxes on a net basis.

The Company also sold and earned revenues from Software as a Service (“SaaS”), including services that enabled and secured a better-connected home with the AI-driven smart home WiFi management and security platform. Customers did not have the contractual right or ability to take possession of the hosted software.

The Company concluded that transfer of control of its hardware products transfers to the customer upon shipment or delivery, depending on the delivery terms of the purchase agreement. Revenues from sales of hardware products are recognized at a point in time upon transfer of control.

The SaaS agreements were offered over a defined contract period, generally one year, and were sold to Internet service providers, who then promoted the services to their subscribers. These services were available as an on-demand application over the defined term. The agreements included service offerings, which deliver applications and technologies via cloud-based deployment models that the Company developed functionality for, provided unspecified updates and enhancements for, and hosts, manages, provided upgrade and support for the customers’ access by entering into solution agreements for a stated period. The monthly fees charged to the customers were based on the number of subscribers utilizing the services each month, and the revenue recognized generally corresponded to the monthly billing amounts as the services were delivered.

Multiple Performance Obligations

The Company had hardware products that included SaaS services as a bundled product. The Company accounts for these sales in accordance with the multiple performance obligation guidance of ASC Topic 606. For multiple performance obligation contracts, the Company accounts for the promises separately as individual performance obligations if they are distinct. Performance obligations are determined to be distinct if they are both capable of being distinct and distinct within the context of the contract. In determining whether performance obligations meet the criteria of being distinct, the Company considers a number of factors, such as degree of interrelation and interdependence between obligations, and whether or not the good or service significantly modifies or transforms another good or service in the contract. SaaS included with certain hardware products is considered distinct from the hardware, and therefore the hardware and SaaS offerings are treated as separate performance obligations.

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

Other considerations of ASC 606 include the following:

●	Returned Goods - analyses of actual returned products are compared to the product return estimates and historically have resulted in immaterial differences. The Company has concluded that the process of estimating the return reserve represents a fair measure to adjust revenue. Returned goods are a form of variable consideration and under ASC Topic 606 are estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g., upon shipment of goods). The sales returns accrual was $0 thousand and $578 thousand at December 31, 2024 and 2023, respectively.

●	Warranties - the Company does not offer its customers a separate warranty for purchase. Therefore, there is no separate performance obligation. The Company accrues for assurance-type warranties, which do not include any additional distinct services other than the assurance that the goods comply with agreed-upon specifications. The warranty reserve was not material at December 31, 2024 and December 31, 2023.

●	Price protection - if the Company reduces the price on any products sold to the customer, the Company will guarantee an account credit for the price difference for all quantities of that product that the customer still holds. Price protection is variable and under ASC Topic 606 is estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g., upon shipment of goods). The price protection accrual was not material at December 31, 2024 and December 31, 2023.

●	Volume Rebates and Promotion Programs - volume rebates are variable dependent upon the volume of goods sold-through the Company’s customers to end-users and under ASC Topic 606 are estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g., upon shipment of goods). The rebate and promotion accrual was not material at December 31, 2024 and 2023, respectively.

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

Advertising Costs

Advertising costs are expensed as incurred and reported in selling expense in the accompanying consolidated statements of operations, and include costs of advertising, production, trade shows, and other activities designed to enhance demand for the Company’s products. The Company reported advertising costs of approximately $0 million and $2.0 million in 2024 and 2023, respectively.

Shipping and Freight Costs

The Company records the expense associated with customer-delivery, shipping and freight costs in selling and marketing expense. The Company reported shipping and freight costs of $0 thousand and $363 thousand in 2024 and 2023, respectively.

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

Recently Issued Accounting Standards

The FASB also issued ASU 2023-07: Segment Reporting Topic 280 - Improvements to Reportable Segment Disclosures. This update requires expanded annual and interim disclosures for significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. This update will be effective for fiscal years beginning after December 15, 2023, and is to be applied retrospectively to all periods presented in the financial statements. The Company believes the adoption of ASU 2023-07 will not have a material impact on the consolidated financial statements.

In 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update standardizes categories for the effective tax rate reconciliation, requires disaggregation of income taxes and additional income tax-related disclosures. This update is required to be effective for the Company for fiscal years beginning after December 15, 2024. The Company is evaluating the effect that ASU 2023-09 will have on its financial statements and disclosures.

In March 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This guidance focuses on the disaggregation of income statement expenses. This update requires entities to provide more detailed disclosures about the components of significant expense categories, enhancing the transparency and decision-usefulness of financial statements. The objective is to provide users with a clearer understanding of the nature and variability of expenses reported in the income statement. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently assessing the impact of ASU 2024-03 on our financial statement disclosures. While the Company anticipates that the adoption of this standard will require additional disclosures, the Company does not expect it to have a material impact on our financial position or results of operations.

In January 2025, the Financial Accounting Standards Board (FASB) issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which provides clarification regarding the effective date for implementing the expense disaggregation disclosures outlined in ASU 2024-03. This update is intended to ensure that entities have a clear understanding of the timeline for adopting the new disclosure requirements, thereby promoting consistency and comparability in financial reporting. The clarification specifies that the standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the implications of ASU 2025-01 on our implementation timeline and disclosure practices. The Company remains committed to providing transparent and comprehensive financial information and will ensure compliance with the clarified effective date.

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

As of December 31, 2024, the aggregate amount of the transaction price allocated to the remaining performance obligations related to SaaS performance obligations that are unsatisfied or partially unsatisfied was $0.

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

The following table reflects the contract balances as of the year ended:

	December 31,
	2024	2023
Accounts receivable	$-	$701,377
Deferred revenue - current	$-	$-
Deferred revenue - noncurrent	$-	$-

During the year ended December 31, 2024, the Company did not have deferred revenue. During the year ended December 31, 2023, the change in deferred revenue was as follows:

Balance at December 31, 2022	$1,405,280
Billings	767,832
Revenue recognized	(2,173,112)
Balance at December 31, 2023	$-

The Company records accounts receivable from its customers. Accounts receivable, net of allowances, was $0 thousand, $701 thousand, $2.8 million as of December 31, 2024, 2023, and 2022, respectively.

Disaggregation of Revenue

The following table sets forth our revenues by distribution channel:

	Years ended December 31,
	2024	2023
Retailers	$638,904	$23,675,014
Distributors	-	88,847
Other	989	2,342,770
	$639,893	$26,106,271

The following table sets forth our revenues by product:

	Years ended December 31,
	2024	2023
Cable Modems & gateways	$638,804	$23,972,004
Other networking products	1,089	571,517
Software as a Service	-	1,562,750
	$639,893	$26,106,271

(4) BALANCE SHEET COMPONENTS

Inventories

Inventories, net consists of the following:

	December 31,
	2024	2023
Materials	$-	$210,318
Work in process	-	1,640,347
Finished goods	-	8,101,982
Total	$-	$9,952,647

The Company reviews inventory for obsolete and slow-moving products each quarter and makes provisions based on its estimate of the probability that the material will not be consumed or that it will be sold below cost. The inventory reserves were $0 million and $1.7 million for the years ended December 31, 2024 and 2023, respectively.

Equipment

Equipment, net consists of the following:

	December 31,		Estimated Useful lives
	2024	2023	in years
Computer hardware and software	$603,836	$603,836	3
Machinery and equipment	726,326	726,326	5
Molds, tools and dies	1,212,398	1,242,711	5
Office furniture and fixtures	79,147	79,147	5
	2,621,706	2,652,020
Accumulated depreciation	(2,501,835)	(2,219,515)
	$119,871	$432,505

Depreciation expense was $282 thousand and $368 thousand for the years ended December 31, 2024 and 2023, respectively.

Intangible Assets

Intangible assets consisted of the following at December 31, 2024 and 2023:

	Estimated	As of December 31, 2024			As of December 31, 2023
	Useful	Gross			Gross
	Life	Carrying	Accumulated		Carrying	Accumulated
	(in years)	Amount	Amortization	Net	Amount	Amortization	Net
Customized internal use software	2.5	$-	$-	$-	$-	$-	$-
Acquired web domain	5.0	-	-	-	86,732	(53,485)	33,247
		$-	$-	$-	$86,732	$(53,485)	$33,247

Amortization expense was $33 thousand and $40 thousand in the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, the Company has fully amortized its intangible assets.

Accrued expenses

Accrued expenses consists of the following:

	December 31,
	2024	2023
Professional fees	110,000	229,950
Board of Director fees	75,000	-
Sales allowances	26,905	697,884
Sales and use tax	81,708	150,009
Other	-	-
Total accrued other expenses	$293,613	$1,077,843

(5) BANK CREDIT LINE, BRIDGE LOAN, AND GOVERNMENT LOANS

Bank Credit Line

In 2021 and later amended, the Company entered into a loan and security agreement with Silicon Valley Bank (the “SVB Loan Agreement”). The SVB Loan Agreement, as amended, provided for a revolving facility up to a principal amount of $10.0 million. The SVB Loan Agreement was secured by substantially all of the Company’s assets but excludes the Company’s intellectual property. Loans under the credit facility bore interest at a rate per annum equal to the greater of (a) one percent (1.0%) above the Prime Rate and (b) four and one-quarter of one percent (4.25%). The amended maturity was January 15, 2024. The SVB Loan Agreement, as amended, provided a waiver for an existing default under the SVB Loan Agreement by virtue of the Company having entered into a Bridge Loan and Security Agreement dated as of November 23, 2022 by and among Borrower and Slingshot Capital, LLC, under which Borrower incurred certain Indebtedness and granted a Lien to Slingshot Capital.

The Company incurred $143 thousand in origination costs in connection with entering into the SVB Loan Agreement. These origination costs were recorded as a debt discount and are being expensed over the remaining term of the facility. Interest expense was $0 thousand and $30 thousand for the years ended December 31, 2024 and 2023, respectively.

On October 18, 2023, the Company paid in full the outstanding balance and immediately terminated the SVB Loan Agreement. As of December 31, 2024 and 2023, the Company had no outstanding balances under the SVB Loan Agreement.

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

(6) Leases

The Company performed most of the final assembly, testing, packaging, warehousing and distribution at two production and warehouse facilities, totalling approximately 24,000 square feet, in Tijuana, Mexico. In November 2021, the Company entered into operating lease agreements extending each lease through November 30, 2023. The Company did not renew the lease, and the lease expired on November 30, 2023. Lease payments total approximately $9 thousand per month. Rent expense was $0 thousand and $101 thousand for the years ended December 31, 2024 and 2023, respectively.

In May 2020, the Company signed a two-year lease agreement for 3,218 square feet of office space at 275 Turnpike Executive Park in Canton, MA. The agreement includes a one-time option to cancel the second year of lease with three months advance notice. The location was utilized by the Company’s research and development group. Rent expense was $23 thousand and $55 thousand for the year ended December 31, 2024 and 2023, respectively. On December 1, 2021, the Company executed an amendment to extend the lease from June 2022 to May 2024 with monthly payments of approximately $5 thousand. The Company did not renew the lease, and the lease expired on May 31, 2024.

The Company leased the facility that comprises its headquarters at 848 Elm Street in Manchester, NH. The facility lease agreement was effective from August 1, 2019 to July 31, 2021 and was renewed for a one-year extension until July 31, 2022. On July 18, 2022, the lease agreement was amended to a month-to-month lease arrangement and may be terminated by either party with a 60-day notice. The lease was cancelled in December 2024. The facility lease agreement provided for the lease of 2,656 square feet of office space. Rent expense was $14 thousand and $42 thousand for the years ended December 31, 2024 and 2023, respectively.

The components of lease costs were as follows:

	Years ended December 31,
	2024	2023
Operating lease costs	$22,512	$155,379
Short-term lease costs	14,050	41,550
Total lease costs	$36,562	$196,929

The weighted-average remaining lease term and discount rate were as follows:

	Years ended December 31,
	2024	2023
Operating leases:
Weighted average remaining lease term (years)	-	0.4
Weighted average discount rate	-%	4.2%

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Years ended December 31,
	2024	2023
Operating cash flow information:
Amounts included in measurement of lease liabilities	$22,512	$150,968
Non-cash activities:
ROU asset obtained in exchange for lease liability	$-	$-

As of December 31, 2024, the Company has no operating leases.

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

Royalty expense under the License Agreement amounted to $0 and $6,600,000 for the years ended December 31, 2024 and 2023, respectively, and is reported in selling and marketing expense on the accompanying consolidated statements of operations.

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

(8) STOCKHOLDERS’ EQUITY

In July 2021, the Company’s shareholders voted to increase the number of authorized shares of capital stock to 62,000,000 shares, consisting of 60,000,000 shares of Common Stock and 2,000,000 shares of Preferred Stock. On October 8, 2024, the Company filed an amended and restated certificate of designation increasing it designated Series A Convertible Preferred Stock from 2,000,000 shares to 3,000,000 shares at $0.001 par value per share.

On April 17, 2023, the Company effected a 25:1 reverse stock split for each share of common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split.

Preferred Stock and Warrants

The Company is authorized to issue 3,000,000 shares of preferred stock at $0.001 par value per share. As of December 31, 2024 and 2023, the Company had 2,305,357 and 0 shares, respectively, of preferred stock were outstanding.

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

On February 26, 2024, the Company held a special meeting of stockholders, who voted and approved (i) the issuance of shares of our common stock, par value $0.01 per share (“Common Stock”) upon conversion of Series A Preferred Stock or exercise of the Warrants to be issued at Closing of the Purchase Agreement, which conversions or exercise would result in a “change of control” of the Company under the applicable rules of the Nasdaq and (ii) an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect the increase in authorized shares of Preferred Stock to 10,000,000.

On October 22, 2024, the Company issued 305,357 shares of Series A Preferred Stock to Lazar in exchange for his services performed on behalf of the Company from January to September 2024.

Common Stock

The Company is authorized to issue 60,000,000 shares of common stock at $0.01 par value per share. As of December 31, 2024 and 2023, the Company had 3,713,792 and 2,789,020, respectively, shares of common stock outstanding.

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

Stock Option Activity

Stock option activity under Stock Option Plans was as follows:

	Outstanding Options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate Intrinsic Value
Outstanding at December 31, 2022	38,926	$46.75	2.20	$10.50
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(38,926)	46.75	-	-
Outstanding at December 31, 2023	-	$-	-	$-
Outstanding at December 31, 2024	-
Exercisable at December 31, 2024	-	$-	-	$-

There were no options granted during 2024 and 2023 under the stock option plan. As of December 31, 2024 and 2023, there were no options vested or outstanding.

Stock-based Valuation Assumptions

During 2024 and 2023, the Company did not grant stock options and consequently had no requirement to value stock options.

Restricted Stock Units

During 2023, the Company granted 14,831 RSUs with a total fair value of $80 thousand under the 2021 Equity Plans. As of December 31, 2023, there were no RSUs vested with a fair value of $0 thousand. The Company recorded $118 thousand in stock-based compensation expense for the years ended December 31, 2023. As of December 31, 2023, the total unrecognized stock-based compensation expense was $0 thousand. During 2024 and as of December 31, 2024, there were no RSUs granted or outstanding.

A summary of plan activity for the 2021 Equity Plans is as follows:

		Weighted
		Average Grant Date
	Units	Fair value
Unvested at December 31, 2022	44,516	$23.75
Granted	14,831	5.39
Vested	(20,498)	(21.63)
Forfeited	(38,849)	(17.86)
Unvested at December 31, 2023	-	$-

Stock-based Compensation Expense

The following table sets forth stock-based compensation expense included in the Company’s consolidated statements of operations:

	Years ended December 31,
	2024	2023
Cost of goods sold	$-	$17,205
Sales and marketing	-	55,657
General and administrative	897,163	75,921
Research and development	-	130,612
Total stock-based compensation expense	$897,163	$279,395

(9) INCOME TAXES

Income tax expense consists of:

	Current	Deferred	Total
Year Ended December 31, 2023:
U.S. Federal	$-	$-	$-
State and local	16,623	-	16,623
Foreign	25,996	-	25,996
	$42,619	$-	$42,619
Year Ended December 31, 2024:
U.S. Federal	$-	$-	$-
State and local	11,216	-	11,216
Foreign	-	-	-
	$11,216	$-	$11,216

The principal components of deferred tax assets, net, were as follows at December 31:

	2024	2023
Deferred income tax assets:
Capitalized research and development	$-	$-
Inventories	-	550,023
Accounts receivable	-	261,564
Accrued expenses	-	29,414
Net operating loss and tax credit carry forwards	14,629,440	19,244,464
Plant and equipment	-	85,332
Stock compensation	-	-
Other – interest expense	-	293,932
Total deferred income tax assets	14,629,440	20,464,729
Valuation allowance	(14,629,440)	(20,464,729)
Net deferred tax assets	$-	$-

As of December 31, 2024, the Company had Federal net operating loss carry forwards of approximately 70 million, which are available to offset future taxable income. They are due to expire in varying amounts from 2025 to 2044. As of December 31, 2018, federal net operating losses of approximately $37 million may be carried forward indefinitely. A valuation allowance has been established for the full amount of net deferred income tax assets as management has concluded that it is more likely than not that the benefits from such assets will not be realized. The NOL constitutes the majority of the deferred assets and the other components have not been presented as to the immateriality as compared to the NOL.

The Federal NOLs may be subject to certain limitations under Section 382 of the Internal Revenue Code, which could significantly restrict the Company’s ability to use the NOLs to offset taxable income in subsequent years.

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

The following is a reconciliation of the statutory Federal income tax rate to the actual effective income tax rate for continuing operations:

	2024	2023
Federal tax (benefit) rate	21%	21%
Increase (decrease) in taxes resulting from:
State income taxes	-	4
Change in valuation allowance	(21)	(21)
Expiration of NOLs	-	(5)
Expiration of stock options	-	(1)
Permanent differences	-	1
Changes in Federal and state rates	-	1
Effective income tax rate	0%	0%

The Company reviews annually the guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold. At December 31, 2024 and 2023, the Company did not have any material uncertain tax positions. No interest and penalties related to uncertain tax positions were accrued at December 31, 2024 and 2023.

The Company files income tax returns in the U.S., India, and Mexico. Tax years subsequent to 2017 remain subject to examination for both U.S. Federal and state tax reporting purposes. Tax years subsequent to 2016 remain subject to examination for Mexico tax reporting purposes. The foreign income tax reported represents tax on operations for the Company that is located in a special economic zone in Mexico. Other than the Mexico facility, the Company has an India operation and has no other operations in a foreign location. The India operation had no tax obligations as of December 31, 2024.

(10) RETIREMENT PLAN

The Company sponsors a 401(k) retirement savings plan for employees. Effective January 1, 2022, the Company increased the Company match to an amount not to exceed 3% of an employee’s contribution. Employees could contribute to the 401(k) up to 100% of their wages with a maximum of $23,000 for 2024. Under the Economic Growth and Tax Relief Reconciliation Act, employees who are age 50 or older could contribute an additional $7,500 per year for a maximum of $30,500 for 2024. Contributions by the employees are invested in one or more funds at the direction of the employee; however, employee contributions cannot be invested in Company stock. Contributions by the Company are made in accordance with the investment elections made by each participant for his or her deferral contributions. The matching contribution is applied to the employee accounts after each payroll. The Company matching contributions charged to expense were $0 thousand and $98 thousand in the years ended December 31, 2024, and 2023, respectively.

(11) RELATED PARTY TRANSACTIONS

The Company leased office space located at 848 Elm Street, Manchester, NH. The landlord is an affiliate entity owned by Mr. Hitchcock. The two-year facility lease agreement was effective from August 1, 2019, to July 31, 2021 and was extended to July 31, 2022. On July 18, 2022, the lease agreement was amended to a month-to-month lease arrangement and may be terminated by either party with a 60-day notice. The lease was terminated in December 2024. The facility lease agreement provided for 2,656 square feet. For the twelve-months period ended December 31, 2024 and 2023, the rent expense was $14 thousand and $42 thousand, respectively.

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

(12) SUBSEQUENT EVENTS

The Company considers events or transactions that occur after the balance sheet date but prior to April 10, 2025 to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The Company evaluated all subsequent events and determined that there are no material recognized or unrecognized subsequent events requiring disclosure, except as described below.

Private Placement and Securities Purchase Agreement

On February 18, 2025, the Company entered into, and simultaneously closed the transactions under, that certain Amended and Restated Securities Purchase Agreement (“Purchase Agreement”) among Cao Yu, Hu Bin, and Youxin Consulting Limited, a Hong Kong company (collectively, the “Purchasers”), David Lazar (“Seller”) and the Company, whereby Seller sold to the Purchasers (a) sold to the Purchasers (i) 2,219,447 shares of Series A Convertible Preferred Stock, $0.001 par value per share (“Seller Preferred Stock”), and (ii) a warrant to purchase up to an additional 2,800,000 shares of common stock, par value $0.01 per share, with an exercise price equal to $1.00 per share, subject to adjustment therein (the “Warrant”, and together with the Seller Preferred Stock, the “Securities”), and (b) granted Youxin Consulting Limited a power of attorney over 2,656,980 shares of common stock, $0.001 par value per share and 85,910 shares of Series A Convertible Preferred Stock, $0.001 par value per share). Purchasers also purchased certain receivables that the Company owed to Seller (the “Lazar Receivables”). The purchase price for the Securities and the Lazar Receivables was $500,000.

As further consideration for the sale of the Securities, Seller has the opportunity to be paid by the Purchasers an additional $3,400,000, less any indemnity and other obligations payable by Seller, if (i) the Company’s common stock is listed on the Nasdaq on or before December 31, 2025 and (ii) the Company has satisfied all applicable initial and continuing listing requirements of the Nasdaq. Additionally, if the foregoing is achieved, Seller will also receive a number of newly issued shares of common stock of the Company equal to 3% of the then outstanding shares of common stock on the date the Company’s common stock is listed on the Nasdaq pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended.

The Purchase Agreement includes a covenant that, promptly following the closing, the Company will take all actions reasonably necessary to amend its certificate of incorporation to increase the Stated Value (as defined in the certificate of incorporation) of the Series A Convertible Preferred Stock from $1.40 to $2.75 in consideration for cancelling the Warrant and forgiving the Lazar Receivables (the “Conversion Increase”).

The Purchase Agreement also contains customary representations, warranties and agreements of the Company, Seller and the Purchasers, indemnification rights and other obligations of the parties.

Non-binding Letter of Intent

On March 25, 2025, the Company entered into a non-binding letter of intent (“LOI”) with Hongyan Sun and Lin Lin (collectively, the “Sellers”), pursuant to the terms of which the Sellers will transfer 100% of their equity interests in Suzhou Yixuntong Network Technology Co., Ltd. (the “Target Company”) to the Company (the “Potential Transaction”) for a purchase price not to exceed $2,000,000. The Company shall make a prepayment of $300,000 to the Sellers, as soon as practicable, upon the signing of the LOI.

Upon the signing of this LOI, the Target Company and the Sellers (i) have granted the access of the Target Company’s service ports to the Company; (ii) have connected the Company to the Target Company’s Software as a Service platform; (iii) and is working with the Company to ensure it can carry out the Multi-Channel Network business in the second quarter of 2025.

The Potential Transaction is subject to the Company’s satisfactory completion of legal, tax, financial, operation, human resources and administration, and environmental due diligence of Target Company and such other due diligence as the Company may deem necessary.

The Company and the Sellers expect to complete the Potential Transaction as soon as reasonably practicable, but in no event later than six (6) months after signing of the LOI (the “Long-Stop Date”). The Sellers have agreed that that, from the date of the LOI through the Long-stop Date, or the date when the Company informs the Sellers that the exclusivity expires, whichever occurs earlier, the Sellers shall refrain, directly or indirectly from (i) soliciting offers from third parties to acquire Target Company and/or its business, and from offering Target Company or its business to any person, firm, group or corporation other than the Company; and (ii) entering into any agreement aimed at selling or otherwise transferring Target Company or the business or that may otherwise prevent the parties from consummating the Potential Transaction.

The Company expects to announce additional details regarding the Potential Transaction if and when a definitive agreement is executed. No assurances can be made that the Company will successfully negotiate and enter into a definitive agreement with respect to the Potential Transaction, or that the Potential Transaction will be consummated on the terms or timeframe currently contemplated, or at all. Any transaction is subject to board and shareholder holder approval of the Company, regulatory approvals and other customary conditions.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. – CONTROLS AND PROCEDURES

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

As of December 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our management has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting., but not absolute, assurance that assets are safeguarded against loss from unauthorized use or Judgments by management are also required in evaluating the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that as of December 31, 2024 that our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal year ended December 31, 2024 that have materially or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this part is hereby incorporated by reference from our definitive proxy statement for our 2025 annual meeting of stockholders which will be filed with the SEC within 120 days after the close of our fiscal year.

ITEM 11 – EXECUTIVE COMPENSATION

Information required by this part is hereby incorporated by reference from our definitive proxy statement for our 2025 annual meeting of stockholders which will be filed with the SEC within 120 days after the close of our fiscal year.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this part is hereby incorporated by reference from our definitive proxy statement for our 2025 annual meeting of stockholders which will be filed with the SEC within 120 days after the close of our fiscal year.

ITEM 13 – CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this part is hereby incorporated by reference from our definitive proxy statement for our 2025 annual meeting of stockholders which will be filed with the SEC within 120 days after the close of our fiscal year.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this part is hereby incorporated by reference from our definitive proxy statement for our 2025 annual meeting of stockholders which will be filed with the SEC within 120 days after the close of our fiscal year.

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

(a) (3). Exhibits.

The following is a list of exhibits:

ITEM 15 – EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES *

(a)		Consolidated Financial Statements, Schedules and Exhibits:

	(1), (2)	The Consolidated Financial Statements and required schedules are indexed on page F-1.

	(3)	Exhibits required by the Exhibit Table of Item 601 of SEC Regulation S-K. (Exhibit numbers refer to numbers in the Exhibit Table of Item 601.)

	3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed by the Company on September 4, 2009).*

	3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on November 18, 2015).*

	3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by the Company on November 18, 2015).*

	3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on July 30, 2019).*

	3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on June 4, 2021).*

	3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by the Company on June 4, 2021).*

	3.7	Certificate of Correction of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K/A filed by the Company on June 30, 2021).*

	3.8	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on July 23, 2021).*

	3.9	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Form 8-K filed by the Company on March 31, 2023).*

	3.10	Certificate of Designation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on March 1, 2024).*

3.11	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on March 6, 2024).

3.12	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on February 28, 2025).

3.13	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on March 28, 2025).

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Form S-1 filed by the Company on July 26, 2021).*

10.1	Amended and Restated Securities Purchase Agreement by and among the Company, the Purchasers and Seller, effective as of February 18, 2025. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2025).

21.1	Subsidiaries.**

23.1	Consent of Independent Registered Public Accounting Firm (Beckles & Co.).**

31.1	CEO Rule 13a-14(a)/15d-14(a) Certification.**

31.2	CFO Rule 13a-14(a)/15d-14(a) Certification.**

32.1	CEO Section 1350 Certification.**†††

32.2	CFO Section 1350 Certification.**†††

101.INS	Inline XBRL Instance Document.**

101.SCH	Inline XBRL Taxonomy Extension Schema Document.**

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.**

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).**

*	In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.
**	Filed herewith.
+	Management contract or compensatory plan, contract or arrangement.
†	Confidential portions of this exhibit have been redacted and filed separately with the SEC pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
††	Certain confidential portions of this exhibit were omitted because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.
†††	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
††††	The schedules and exhibits to the Agreement and Plan of Merger have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FiEE, INC.
(Registrant)

Date: April 10, 2025	By:	/s/ Li Wai Chung
Li Wai Chung
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Li Wai Chung	Chief Executive Officer and President	April 10, 2025
Li Wai Chung	(principal executive officer)

/s/ Yu Cao	Chief Financial Officer, Treasurer and Secretary	April 10, 2025
Yu Cao	(principal financial and accounting officer)

/s/ David Lazar	Director	April 10, 2025
David Lazar