Form 10-K/A
period 2024-12-31
FiEE, Inc.
filed 2025-04-30
CIK 1467761

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

852-28166813

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12 (b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange on which Registered
Common Stock, $0.01 par value	MINM	The Nasdaq Capital Market*

*	Currently suspended.

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

Based on the closing price as of June 30, 2024, which was the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by nonaffiliates of the registrant was $3.9 million.

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of April 8, 2025 was 4,913,792 shares.

i

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K (“Amendment No. 1”) amends the Annual Report of FiEE, Inc., formerly known as Minim, Inc., (the “Company”) on Form 10-K for the fiscal year ended December 31, 2024, as filed with the Securities and Exchange Commission (the “SEC”) on April 10, 2025 (the “Original Filing”). We are filing this Amendment No. 1 to present the information required by Part III of Form 10-K that was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the Original Filing. Accordingly, the references in the Original Filing to the incorporation by reference of our definitive proxy statement into Part III of the Original Filing has been removed.

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

Except as described above, no other changes have been made to the Original Filing. Other than the information specifically amended and restated herein, we have not updated the information contained herein for events occurring subsequent to April 10, 2025, the filing date of the Original Filing.

ii

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our executive officers and the members of our board of directors.

Name	Age	Position with the Company
Li Wai Chung	47	Chief Executive Officer and President
Cao Yu	36	Chief Financial Officer, Secretary, Treasurer and Director
David Lazar	34	Director
Hu Bin	55	Director
David Natan	72	Director
Chan Oi Fat	46	Director

Directors are elected at each annual meeting of our stockholders and hold office until their successors are elected and qualified or until their earlier resignation or removal. Officers are appointed by our board of directors and serve at the discretion of the board of directors. Vacancies on the Board of Directors by reason of death, resignation, retirement, disqualification, or other cause, including a vacancy resulting from enlargement of the board, the election of a director to fill such vacancy shall be by vote of a majority of the directors then in office, whether or not constituting a quorum.

Biographical Information

Li Wai Chung, age 47, is currently a director of Shenzhen Youxin Consulting Management Co., Ltd, an independent non-executive director of Fulu Holdings Limited, a company listed on the Hong Kong Stock Exchange (stock code: 2101) and an independent non-executive director of Taizhou Water Group Co., Ltd, a company listed on the Hong Kong Stock Exchange (stock code: 1542). Mr. Li previously served as the executive director and Chief Financial Officer of Tyfon Culture Holdings Limited from June 2020 to November 2024. Prior to that, Mr. Li served as a partner of Shanghai Yongxuan Venture Capital Management Co., Ltd from October 2017 to October 2018. From August 2016 to September 2017, he served as the general manager of the investment department of Lens Technology Co. Ltd, a company listed on the Shenzhen Stock Exchange (stock code: 300433). He started his career at Deloitte China where he served as an audit manager from October 2000 to April 2006. Mr. Li received a bachelor's degree of business administration in accounting and finance from the University of Hong Kong in November 2000 and a master's degree of business administration from the University of Hong Kong in November 2013.

Cao Yu, age 34, previously served as the treasury director of Taifeng Cultural Communication Co., Ltd where she oversees its financial matters from November 2018 to November 2024. Prior to that, Ms. Cao served as a business manager of Yangfeng Art Exchange Co., Ltd from February 2016 to October 2018. From March 2011 to January 2016, she served as the treasury officer of financial department of Suzhou Industrial Park Xinfushida Plastic Profile Products Co., Ltd.

David E. Lazar, age 34, has served as the Chief Executive Officer of OpGen, Inc., a precision medicine company listed on the Nasdaq (OPGN) since April 11, 2024, where he also servs as a director and board chairman, beginning on March 25, 2024. Mr. Lazar served as the Chief Executive Officer of Titan Pharmaceuticals Inc. listed on the Nasdaq (TTNP) from August 2022 through April 11, 2024, where he also served as a director and board chairman from August 2022 until October 2023. He has also served as the CEO of Custodian Ventures LLC, a company which specializes in assisting distressed public companies through custodianship, since February 2018, and Activist Investing LLC, an actively managed private investment fund, since March 2018. Previously, Mr. Lazar served as Managing Partner at Zenith Partners International Inc., a boutique consulting firm, from July 2012 to April 2018. In his role as Chief Executive Officer of Custodian Ventures LLC, Mr. Lazar has successfully served as a custodian to numerous public companies across a wide range of industries.

Hu Bin, age 55, has served as a director of DC International Service Trade GmbH since December 2024. Prior to that, Mr. Hu worked as a freelancer in the tourism industry from April 2001 to October 2024. From April 1994 to October 2000, he served as the general manager of Suzhou Wintime Advertising Co., Ltd. Before that, he served as the general manager of Suzhou Bauhaus Advertising Design Co., Ltd. from August 1992 to April 1994, where he was engaged in computer-aided design and 3D computer animation production. Mr. Hu began his career at Suzhou Advertising Company in October 1989, where he worked as a designer responsible for graphic design, platemaking, printing, and interior decoration. Mr. Hu graduated from Suzhou Academy of Arts in 1989.

David Natan, age 72, currently serves as President and Chief Executive Officer of Natan & Associates, LLC, a consulting firm offering chief financial officer services to public and private companies in a variety of industries, since 2007. Mr. Natan previously served as a Director of the Company from November 2023 to February 2025. From February 2010 to May 2020, Mr. Natan served as Chief Executive Officer of ForceField Energy, Inc. (OTCMKTS: FNRG), a company focused on the solar industry and LED lighting products. From February 2002 to November 2007, Mr. Natan served as Executive Vice President of Reporting and Chief Financial Officer of PharmaNet Development Group, Inc., a drug development services company, and, from June 1995 to February 2002, as Chief Financial Officer and Vice President of Global Technovations, Inc., a manufacturer and marketer of oil analysis instruments and speakers and speaker components. Prior to that, Mr. Natan served in various roles of increasing responsibility with Deloitte & Touche LLP, a global consulting firm. Mr. Natan currently serves as a member of the Board of Directors and Chair of the Audit Committee of Sunshine Biopharma, Inc. (Nasdaq: SBFM), a pharmaceutical and nutritional supplement company, since February 2022. Previously, Mr. Natan has served as a director for the following public companies: Global Technovations, Forcefield Energy, Titan Pharmaceuticals (Nasdaq: TTNP), Vivakor Inc. (Nasdaq: VIVK), NetBrands Corp. (OTC: NBND), and OpGen Inc. (OTC: OPGN), and Cyclacel Pharmaceuticals (Nasdaq: CYCC). Mr. Natan holds a B.A. in Economics from Boston University.

Chan Oi Fat, age 46, has served as Vice President – Finance of SML Group Corporation since March 2018 and as Company Secretary of China Leon Inspection Holding Limited (HKEX: 1586) since February 2018 and of Raily Aesthetic Medicine International Holdings Limited (HKEX: 2135) since November 2020. He is an independent non-executive director of Huajin International Holdings Limited (HKEX: 2738) (since March 2025) and UBoT Holding Limited (HKEX GEM: 8529) (since May 2024) and previously served as an independent non-executive director of China Saftower International Holding Group Limited (HKEX GEM: 8623) from June 2020 to December 2023 and Shanghai Prime Machinery Company Limited (HKEX: 2345) from June 2014 to January 2021. Mr. Chan holds a B.B.A. (Hons) in Accountancy from the City University of Hong Kong (2000) and is a member of the Association of Chartered Certified Accountants (since 2003) and the Hong Kong Institute of Certified Public Accountants (since 2004).

Family Relationships

Our Chief Financial Officer, Secretary, Treasurer and director, Cao Yu, is the niece of our director, Hu Bin. There are no other family relationships between any of the Company's executive officers and directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers, and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. To our knowledge, based solely on a review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2024, we believe that all filing requirements applicable to our officers, directors and greater than ten percent stockholders were complied with for the fiscal year ended December 31, 2024.

Independent Directors

Our board of directors has determined that each of Hu Bin, David Natan and Chan Oi Fat is independent within the meaning of Rule 5605(a)(2) of the NASDAQ Listing Rules and the rules and regulations promulgated by the Securities and Exchange Commission.

Committees of the Board of Directors

Our board of directors has established an audit committee, a nominating and corporate governance committee, and a compensation committee, each of which has the composition and responsibilities described below.

Audit Committee

Our audit committee is currently comprised of Hu Bin, David Natan and Chan Oi Fat, each of whom our board has determined to be financially literate and qualifies as an independent director under Section 5605(a)(2) and Section 5605(c)(2) of the rules of the NASDAQ Stock Market. In addition, David Natan qualifies as a financial expert, as defined in Item 407(d)(5)(ii) of Regulation S-K.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee is currently comprised of Hu Bin, David Natan and Chan Oi Fat, each of whom qualifies as an independent director under Section 5605(a)(2) of the rules of the NASDAQ Stock Market.

Compensation Committee

Our compensation committee is currently comprised of Hu Bin, David Natan and Chan Oi Fat, each of whom qualifies as an independent director under Section 5605(a)(2) of the rules of the NASDAQ Stock Market, an “outside director” for purposes of Section 162(m) of the Internal Revenue Code and a “non-employee director” for purposes of Section 16b-3 under the Securities Exchange Act of 1934, as amended, and does not have a relationship to us which is material to his ability to be independent from management in connection with the duties of a compensation committee member, as described in Section 5605(d)(2) of the rules of the NASDAQ Stock Market.

ITEM 11 - EXECUTIVE COMPENSATION

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

Summary Compensation Table

The following table sets forth the names and positions of: (i) each person who served as our principal executive officer during the year ended December 31, 2024; (ii) our most highly compensated executive officer, other than our principal executive officer, who was serving as an executive officer, as determined in accordance with the rules and regulations promulgated by the SEC, as of December 31, 2024, with compensation of $100,000 or more, and (iii) an additional individual for whom disclosure would have been provided pursuant to clause (ii) but for the fact that the individual was not serving as our executive officer at December 31, 2024 (collectively our “Named Executive Officers”):

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
David Lazar,	2024	0	0	402,250	0	0	402,250
Chief Executive Officer, Chairman and Director	2023	0	0	0	0	0	0

Jeremy Hitchcock(1)	2024	0	0	37,500	0	0	37,500
Former CEO, Chairman and Director	2023	0	0	0	0	0	0

(1)	Resigned as CEO on August 3, 2024.

Narrative Disclosure to Summary Compensation Table

Executive Employment Agreements

As of December 31, 2024, the Company did not have any employment or other compensation agreement with its executive officers. However, on February 20, 2024, the Company entered into a three (3) year employment agreement (the “Agreement”) with David Lazar (“Lazar”). Pursuant to the Agreement, the Company engaged Mr. Lazar to act as the Chief Executive Officer and Chief Financial Officer (“CEO/CFO”) following the resignation of Jeremy Hitchcock after a certain transition period. Mr. Lazar had the customary powers and responsibilities of a CEO/CFO of a corporation of the size and type of the Company.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards that had been previously awarded to any of the named executive officers and which remained outstanding as of December 31, 2024.

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

Year	Summary Compensation Table Total for PEO(1)	Compensation Actually Paid to PEO	Average Summary Compensation Table Total for Non-PEO NEOs	Average Compensation Actually Paid to Non-PEO NEOs	Value of Initial Fixed $100 Investment Based on Total Shareholder Return	Net [Income/ Loss](1)
2024	$0	$0	$0	$0	$0	$0
2023	$0	$0	$0	$0	$0	$0

(1)	There were no performance-based payments made by the Company in 2024 or 2023.

Director Compensation

The following table presents the total compensation for each person who served as a non-employee director of our Board during the fiscal year ended December 31, 2024. Other than as set forth in the table and described more fully below, we did not pay any compensation, reimburse any expense of, make any equity awards or non-equity awards to, or pay any other compensation to any of the other members of our Board in such period.

Directors	Earned Cash Comp	Paid Cash Comp	Earned Bonus	Shares Earned	Share Price	Shares Comp (Less APIC)	Total Comp
Andrew Papanicolau	$-	$-	$-		$1.21	$123,403	$123,403
Patrick Rivard	$-	$-	$-		$1.71	$136,024	$136,024
Jeremy Hitchcock(1)	$-	$-	-		$3.98	$37,500	$37,500
David Natan	$-	$-	$-		$0.75	$110,903	$110,903
David Lazar	$-	$-	$-		$1.22	$402,250	$402,250
Avraham Ben-Tzvi	$-	$-	$-		$1.02	$187,741	$187,741
Matthew McMurdo	$-	$-	$-		$1.02	$187,741	$187,741

(1)	Resigned on August 3, 2024

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of April 10, 2025, that are beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of the outstanding Common Stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of Common Stock by our principal stockholders is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within sixty (60) days. To calculate a stockholder’s percentage of beneficial ownership of common stock, we must include in the numerator and denominator those shares of Common Stock underlying convertible securities that such stockholder is considered to beneficially own. Shares of Common Stock underlying convertible securities held by other stockholders, however, are disregarded in this calculation. Therefore, the denominator used in calculating beneficial ownership of each of the stockholders may be different.

Under the rules of the SEC, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he/she may not have any pecuniary beneficial interest.

The information contained in this table is based upon information received from or on behalf of the named individuals or from publicly available information and filings by or on behalf of those persons with the SEC.

Name and Address of Beneficial Owner	Title	Beneficially owned		Percent of Class
Officers and Directors
Li Wai Chung(1)	Chief Executive Officer	3,382,747		60.0%
Cao Yu(2)	Chief Financial Officer	3,029,646		38.1%
David Lazar(3)	Director	2,758,493	(3)	55.3%
David Natan	Director	148,792		3.0%
Officers and Directors as a Group (total of 3 persons)		6,437,393		74.3%

5% Stockholders
Hu Bin(4)		2,272,087		31.6%
Youxin Consulting Limited(1)		3,382,747		60.0%

(1)

Includes shares owned or controlled by Youxin Consulting Limited, an entity wholly controlled by Li Wai Chung, that consist of (i) 245,553 shares of Series A Convertible Preferred Stock, which are convertible into shares of Common Stock at a current ratio of 1.4 shares of Common Stock for each share of Series A Convertible Preferred Stock, (ii) a warrant to purchase up to an additional 305,480 shares of common stock, par value $0.01 per share, with an exercise price equal to $1.00 per share, subject to adjustment therein, which shall be cancelled upon the completion of the Conversion Increase, as described under Recent Transactions with Related Persons, and (iii) 2,656,980 shares of Common Stock and 54,652 shares of Series A Convertible Preferred Stock, which are convertible into shares of common stock at a current ratio of 1.4 shares of common stock for each share of Series A Convertible Preferred Stock (see footnote (3) below on further details regarding the shares described in (iii)).

(2)	Includes (i) 1,145,833 shares of Series A Convertible Preferred Stock, which are convertible into shares of Common Stock at a current ratio of 1.4 shares of common stock for each share of Series A Convertible Preferred Stock, and (ii) a warrant to purchase up to an additional 1,425,480 shares of Common Stock, with an exercise price equal to $1.00 per share, subject to adjustment therein, which shall be cancelled upon the completion of the Conversion Increase, as described under Recent Transactions with Related Persons.
(3)	Includes the 2,656,980 shares of Common Stock and 54,652 shares of Series A Convertible Preferred Stock, which are convertible into shares of common stock at a current ratio of 1.4 shares of common stock for each share of Series A Convertible Preferred Stock, as described in (iii) of footnote (1) above. David Lazar has granted to Li Wai Chung, through his wholly controlled entity Youxin Cousulting Limited, as security for the completion of the Conversion Increase, the power to vote and exercise all voting and related rights with respect to his shares as described in this footnote (3) and (iii) of footnote (1) above. This arrangement will terminate after the Conversion Increase is effected and David Lazar, at that point, will again have sole voting and dispositive power over his shares.
(4)	Includes (i) 859,319 shares of Series A Convertible Preferred Stock, which are convertible into shares of Common Stock at a current ratio of 1.4 shares of common stock for each share of Series A Convertible Preferred Stock, and (ii) a warrant to purchase up to an additional 1,069,040 shares of Common Stock, with an exercise price equal to $1.00 per share, subject to adjustment therein, which shall be cancelled upon the completion of the Conversion Increase, as described under Recent Transactions with Related Persons.

ITEM 13 - CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

The Company leased office space located at 848 Elm Street, Manchester, NH. The landlord was an affiliate entity owned by Mr. Jeremy Hitchcock, who was the Company’s former Chairman of the Board. On July 18, 2022, the lease agreement, which originated in August 2019, was amended to a month-to-month lease arrangement. The lease was not renewed in September 2024. The facility lease agreement provided for 2,656 square feet. For the twelve-months period ended December 31, 2024 and 2023, the rent expense was $14 thousand and $42 thousand, respectively.

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

Slingshot Capital is owned by the Company’s former Chairperson of the Board and a former Board of Director, Jeremy Hitchcock.

Independent Directors

Our board of directors has determined that each of Hu Bin, David Natan, and Chan Oi Fat is independent within the meaning of Rule 5605(a)(2) of the NASDAQ Listing Rules and the rules and regulations promulgated by the SEC. In making its independence determinations, the board of directors sought to identify and analyze all of the facts and circumstances related to any relationship between a director, his immediate family and our company and our affiliates and did not rely on categorical standards other than those contained in the NASDAQ rule referenced above.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees to Independent Registered Public Accounting Firms

The following is a summary of the fees billed to us by Beckles & Co and BF Borgers CPA PC for professional services rendered in the years ended December 31, 2024 and 2023, as applicable:

	2024	2023
Audit Fees	$251,500	$336,000
Audit-Related Fees	$-	$26,250
Tax Fees	$-	$-
All Other Fees	$-	$-
Total Fees	$251,500	$362,250

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

All Other Fees. This category includes aggregate fees billed in each of the last two fiscal years for products and services provided by either Beckles & Co or BF Borgers CPA PC., other than the services reported in the categories above.

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

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIEE, INC.
(Registrant)

Date: April 30, 2025	By:	/s/ Li Wai Chung
Li Wai Chung
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Li Wai Chung	Chief Executive Officer and President	April 30, 2025
Li Wai Chung	(principal executive officer)

/s/ Yu Cao	Chief Financial Officer, Treasurer and Secretary, and Director	April 30, 2025
Yu Cao	(principal financial and accounting officer)

/s/ David Lazar	Director	April 30, 2025
David Lazar

/s/ Hu Bin	Director	April 30, 2025
Hu Bin

/s/ David Natan	Director	April 30, 2025
David Natan

/s/ Chan Oi Fat	Director	April 30, 2025
Chan Oi Fat