Form 10-Q
period 2025-03-31
FiEE, Inc.
filed 2025-05-15
CIK 1467761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 1-37649

FIEE, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	04-2621506
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Flat A1, 29/F, Block A, TML Tower, 3 Hoi Shing Road, Tsuen Wan, Hong Kong
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (833) 966-4646

(Former Name or Former Address, if Changed Since Last Report)
Minim, Inc.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 per share	MINM	The Nasdaq Capital Market*

*	Currently suspended.

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

Yes ☐   No ☒

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of May 13, 2025, was 3,713,792 shares.

FIEE, INC. AND SUBSIDIARIES

i

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIEE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2025 (Unaudited)	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$9,104	$30,162
Prepaid expenses and other current assets	94,349	134,757
Total current assets	103,453	164,919

Equipment, net	70,020	119,871
Operating lease right-of-use assets, net	74,545	-
Other assets	109,876	22,245
Total assets	$357,894	$307,035

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$100,766	$143,414
Other payables and accrued expenses	332,079	293,613
Current maturities of operating lease liabilities	58,688	-
Due to related party	355,170	-
Total current liabilities	846,703	437,027

Operating lease liabilities, less current maturities	15,093	-
Total liabilities	$861,796	$437,027

Commitments and Contingencies (Note 6)

Stockholders’ deficit
Preferred Stock, authorized: 3,000,000 shares at $0.001 par value; issued and outstanding: 2,305,357 shares at March 31, 2025 and December 31, 2024	1,639,779	1,639,779
Common Stock, authorized: 60,000,000 shares at $0.01 par value; issued and outstanding: 3,713,792 shares at March 31, 2025 and December 31, 2024 respectively	490,145	490,145
Additional paid-in capital	94,433,140	94,433,140
Accumulated deficit	(97,066,966)	(96,693,056)
Total stockholders’deficit	(503,902)	(129,992)
Total liabilities and stockholders’ deficit	$357,894	$307,035

See accompanying notes to the unaudited condensed consolidated financial statements.

FIEE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Net sales	$125	$639,893
Cost of goods sold	750	432,634
Gross (loss) margin	(625)	207,259

Operating expenses:
Selling and marketing	-	21,037
General and administrative	340,496	1,018,516
Research and development	30,000	72,430
Vendor liability forgiveness, net of asset transfers (Note 7)	-	2,364,955
Total operating expenses	370,496	3,476,938

Operating loss	(371,121)	(3,269,679)

Other expense:
Interest (expense), net	(2,789)	62
Total other (expense)	(2,789)	62

Loss before income taxes	(373,910)	(3,269,617)

Income tax benefit	-	10,662
Net loss	$(373,910)	$(3,258,955)

Basic and diluted net loss per share	$(0.10)	$(1.18)

Weighted average common and common equivalent shares: Basic and diluted	3,713,792	2,770,382

See accompanying notes to the unaudited condensed consolidated financial statements.

FIEE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

(Unaudited)

For the three months ended March 31, 2025

	Preferred Stock		Common Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2024	2,305,357	$1,639,779	3,713,792	$490,145	$94,433,140	$(96,693,056)	$(129,992)
Net loss	-	-	-	-	-	(373,910)	(373,910)
Common stock issued	-	-				-
Stock-based compensation	-	-	-	-	-	-	-
Balance at March 31, 2025	2,305,357	$1,639,779	3,713,792	$490,145	$94,433,140	$(97,066,966)	$(503,902)

For the three months ended March 31, 2024

	Preferred Stock		Common Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2023	-	$-	2,632,809	$479,335	$92,105,360	$(92,468,778)	$115,917
Net loss	-	-	-	-	-	(3,258,955)	(3,258,955)
Preferred stock issuance	2,000,000	1,358,573	-	-	-	-	1,358,573
Issuance of warrants	-	-	-	-	1,441,427	-	1,441,427
Stock-based compensation	-	-	176,880	1,769	424,512	-	426,281
Balance at March 31, 2024	2,000,000	$1,358,573	2,809,689	$481,104	$93,971,299	$(95,727,733)	$83,243

See accompanying notes to the unaudited condensed consolidated financial statements.

FIEE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2025		2024
Cash flows used in operating activities:
Net loss		$(373,910)	$(3,258,955)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization		49,851	103,545
Amortization of right-of-use assets		9,939	13,451
Non-cash interest expense		619	-
Stock based compensation		-	426,281
Provision for accounts receivable allowances		-	(29,741)
Vendor liability forgiveness, net of asset transfers		-	2,364,954

Changes in operating assets and liabilities:
Accounts receivable		-	709,383
Inventories		-	404,299
Prepaid expenses and other current assets		40,408	6,936
Other assets		(87,631)	15,184
Accounts payable		(42,648)	(3,157,987)
Accrued expenses		27,144	(66,164)
Due to related party		5,170	-
Operating lease liabilities		-	(13,451)
Net cash used in operating activities		(371,058)	(2,482,265)

Cash flows from investing activities:
Net cash used in investing activities		-	-

Cash flows from financing activities:
Proceeds from preferred stock issuance		-	2,800,000
Proceeds from debt		350,000	-
Net cash provided by financing activities		350,000	2,800,000

Net increase (decrease) in cash and cash equivalents		(21,058)	317,735
Cash and cash equivalents - Beginning		30,162	709,322
Cash and cash equivalents - Ending		$9,104	$1,027,057

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest		$-	$-
Income taxes	$		$-

Cash is reported on the condensed consolidated statements of cash flows as follows:

Cash and cash equivalents		$9,104	$1,027,057
Total cash, cash equivalents and restricted cash		$9,104	$1,027,057

See accompanying notes to the unaudited condensed consolidated financial statements.

FIEE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) NATURE OF OPERATIONS AND BASIS OF PRESENTATION

FiEE, Inc. (formerly, Minim, Inc.) was founded in 1977 as a networking company and pivoted into delivering intelligent software to protect and improve the WiFi connections we depend on to work, learn, and live. FiEE held the exclusive global license to design, manufacture, and sell consumer networking products under the Motorola brand until 2023. Our cable and WiFi products, with an intelligent operating system and bundled mobile app, were sold in leading retailers and e-commerce channels in the United States (“U.S.”). Our AI-driven cloud software platform and applications make network management and security simple for home and business users, as well as the service providers that assist them— leading to higher customer satisfaction and decreased support burden.

FiEE, Inc. (formerly, Minim, Inc.) and its wholly owned subsidiaries, FiEE (HK) Limited, which was incorporated in March 2025, MTRLC LLC, and Minim Asia Private Limited, are herein collectively referred to as “FiEE” or the “Company”.

The Company delivered intelligent networking products that reliably and securely connected homes and offices around the world. We were the exclusive global license holder to the Motorola brand for home networking hardware until 2023. The Company designed and manufactured products including cable modems, cable modem/routers, mobile broadband modems, wireless routers, Multimedia over Coax (“MoCA”) adapters and mesh home networking devices. Our AI-driven cloud software platform and applications made network management and security simple for home and business users, as well as the service providers that assisted them.

We continue to grow and expand our operations a digital service provider focused on integrating artificial intelligence and data analytics into content creation and brand management. We offer a range of SaaS solutions designed to support our clients in developing, managing, and optimizing their digital presence across global platforms, including customized graphic and posts, short videos, and editorial calendars aligned with brand goals.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (“GAAP”) can be condensed or omitted. In the opinion of management, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position and operating results. All intercompany balances and transactions have been eliminated in consolidation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

The results of the Company’s operations can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year or any future periods.

Liquidity

The Company’s operations have historically been financed through the issuance of common stock and preferred stock. Since inception, the Company has incurred significant losses and negative cash flows from operations. During the three months ended March 31, 2025, the Company incurred a net loss of $374 thousand, and used cash from operations of $371 thousand, which was offset by $350 thousand in cash provided from financing activities. As of March 31, 2025, the Company had an accumulated deficit of $97 million and cash and cash equivalents of $9 thousand. The Company will continue to monitor its costs in relation to its sales and adjust its cost structure accordingly.

Non-binding Letter of Intent

On March 25, 2025, the Company entered into a non-binding letter of intent (“LOI”) with Hongyan Sun and Lin Lin (collectively, the “Sellers”), pursuant to the terms of which the Sellers will transfer 100% of their equity interests in Suzhou Yixuntong Network Technology Co., Ltd. (the “Target Company”) to the Company (the “Potential Transaction”) for a purchase price not to exceed $2,000,000. The Company shall make a prepayment of $300,000 to the Sellers upon the signing of the LOI and the prepayment had not been paid as of March 31, 2025.

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2024. The Company’s significant accounting policies did not change during the three months ended March 31, 2025.

Recently Issued Accounting Standards

There have been no other new accounting pronouncements that have significance, or potential significance, to the Company’s financial position, results of operations and cash flows.

(3) REVENUE AND OTHER CONTRACTS WITH CUSTOMERS

Revenue recognized for each distinct performance obligation as control is transferred to the customer. Revenue attributable to hardware products bundled with Software-as-a-Service (“SaaS”) offerings are recognized at the time control of the product transfers to the customer. The transaction price allocated to the SaaS offering is recognized ratably beginning when the customer is expected to activate their account and over a period of one to three years that the Company has estimated based on the expected replacement of the hardware.

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

Contract Balances

The Company records accounts receivable when it has an unconditional right to the consideration. The Company did not have contract liabilities at March 31, 2025 and December 31, 2024.

Disaggregation of Revenue

The following table sets forth our revenues by distribution channel:

	Three Months Ended March 31,
	2025	2024
Retailers	$-	$638,904
Other online and offline channels	125	989
	$125	$639,893

The following table sets forth our revenues by product:

	Three Months Ended March 31,
	2025	2024
Cable modems & gateways	$-	$638,804
Other networking products	-	1,089
SaaS	125	-
	$125	$639,893

(4) BALANCE SHEET COMPONENTS

Other payables and accrued expenses

Other payables and accrued expenses consist of the following:

	March 31, 2025	March 31, 2024
Payroll & related benefits	$64,344	$141,559
Professional fees	116,690	104,947
Board of director fees	12,500	173,000
Sales allowances	-	26,905
Sales and use tax	81,708	150,009
Vendor contingent payments (Note 6)	26,905	415,259
Rental Fee and Security Deposit	28,557	-
Contract liabilities	1,375	-
Total other payables and accrued expenses	$332,079	$1,011,679

(5) LEASES

The Company previously had entered into agreements to lease certain office space as well as its former warehouses and distribution centers under operating leases, which have been expired. Following the expiration, the Company’s newly established Hong Kong subsidiary in February 2025 executed new office lease agreements.The Company recognizes lease expense for these leases on a straight-line basis over the lease term. Right-of-use (“ROU”) assets and lease liabilities are recorded on the balance sheet for all leases, except leases with an initial term of 12 months or less.

The components of lease liabilities were as follows:

	Three Months Ended March 31,
	2025	2024
Current operating lease liabilities	$58,688	$9,061
Long-term operating lease liabilities	15,093	-
Total lease liabilities	$73,781	$9,061

The weighted-average remaining lease term and discount rate were as follows:

	Three Months Ended March 31,
	2025	2024
Operating leases:
Weighted average remaining lease term (years)	0.06	0.2
Weighted average discount rate	4.65%	5.0%

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Three Months Ended March 31,
	2025	2024
Operating cash flow information:
Amounts included in measurement of lease liabilities	$-	$13,676
Non-cash activities:
ROU asset obtained in exchange for lease liability	$619	$-

(6) COMMITMENTS AND CONTINGENCIES

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

The Company did not incur royalty expenses under the License Agreement for the three months ended March 31, 2025 and 2024.

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

(b) Vendor Obligation Releases

In its efforts to manage its liquidity and cash-flow position, the Company negotiated and executed liability release agreements with certain vendors in Q4 2023 who comprised $5.0 million of outstanding accounts payable as of December 31, 2023. In aggregate, the executed release agreements resulted in a reduction of outstanding accounts payable obligations by $3.6 million from $5.0 million to $1.4 million. The executed release agreements became effective and are contingent upon payment of the $1.4 million negotiated amounts received during the period of Q1 2024. In addition, the Company agreed to pay certain vendors an additional adjusted $0.3 million contingent upon successful collection of customer receivables. As of March 31, 2024, the contingent amount had not been paid and is accounted in accrued expenses on the accompanying condensed consolidated balance sheets. In July 2024, the Company paid the contingent amount of $0.3 million to its vendors.

(c) Contingencies

The Company is party to various lawsuits and administrative proceedings arising in the ordinary course of business. The Company evaluates such lawsuits and proceedings on a case-by-case basis, and its policy is to vigorously contest any such claims which it believes are without merit.

The Company reviews the status of its legal proceedings and records a provision for a liability when it is considered probable that both a liability has been incurred and the amount of the loss can be reasonably estimated. This review is updated periodically as additional information becomes available. If both criteria are not met, the Company reassesses whether there is at least a reasonable possibility that a loss, or additional losses, may be incurred. If there is a reasonable possibility that a loss may be incurred, the Company discloses the estimate of the amount of the loss or range of losses - that the amount is not material, or that an estimate of the loss cannot be made. At March 31, 2025, the Company is not currently a party to any legal proceedings that, if determined adversely to the Company, in management’s opinion, are currently expected to individually or in the aggregate have a material adverse effect on the Company’s business, operating results or financial condition taken as a whole. The Company expenses its legal fees as incurred.

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

(7) SIGNIFICANT CUSTOMERS AND DEPENDENCY ON KEY SUPPLIERS

During the three months ended March 31, 2025, the Company had 1 new customer upon launching our SAAS product on March 28, 2025. As of April 30, 2025, the number of our customers was 39. As of April 30, 2025, prepaid subscription fees received from customers for our SaaS service amounted to $203 thousand.

During the three months ended March 31, 2024, two companies, including a marketplace facilitator, accounted for 10% or greater individually and 100% in the aggregate of the Company’s total net sales. As of March 31, 2024, one company with an accounts receivable balance of 10% or greater individually accounted for 100% of the Company’s accounts receivable.

During the three months ended March 31, 2025 and 2024, the Company did not have any concentration of suppliers.

(8) RELATED PARTY TRANSACTIONS

Rent expense charged by related party and amount due to related party:

The Company leased office space located at 848 Elm Street, Manchester, NH. The landlord was an affiliate entity owned by Mr. Jeremy Hitchcock, who was the Company’s former Chairman of the Board. On July 18, 2022, the lease agreement, which originated in August 2019, was amended to a month-to-month lease arrangement. The lease was not renewed in September 2024. The facility lease agreement provided for 2,656 square feet. For the three-months period ended March 31, 2025 and 2024, the rent expense was $0 and $14 thousand, respectively.

Amount due to Shareholder and related party:

	Three Months Ended March 31,
	2025	2024
Due to the shareholder – Cao Yu	$53,000	$-
Due to the shareholder – David Lazar	302,170	-
Total	$355,170	$-

$50,000 of the $53,000 due to Cao Yu for the period ended March 31, 2025 was made by Cao Yu on behalf of the Company to Beckles & Co for auditor services.

The Company and David Lazar (“Noteholder”) entered into an unsecured promissory note (the “Convertible Note”), under which, effective as of February 18, 2025 (the “Effective Date”),  the Company agreed to pay to the Noteholder a principal amount of $300,000, together with interest on the balance of the principal from time to time outstanding, at the rates and at the times described therein. The outstanding principal balance of the Convertible Note shall be paid in full on or prior to December 31, 2025.

(9) EARNINGS (LOSS) PER SHARE

Net loss per share for the three months ended March 31, 2025 and 2024, respectively, are as follows:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(373,910)	$(3,258,955)

Denominator:
Weighted average common shares – basic	3,713,792	2,770,382
Effect of dilutive common share equivalents	-	-
Weighted average common shares – dilutive	3,713,792	2,770,382

Basic and diluted net loss per share	$(0.10)	$(1.18)

Diluted loss per common share for the three months ended March 31, 2025 and 2024 excludes the effects of 0 and 5,230,769 common share equivalents, respectively, since such inclusion would be anti-dilutive. The common share equivalents consist of shares of common stock issuable upon exercise of outstanding preferred stock, warrants, restricted stock units, and stock options.

(10) EQUITY

Preferred Stock and Warrants

On January 23, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with David Lazar (“Lazar”), a member of our Board of Directors, whereby, at the closing of the transactions contemplated by the Purchase Agreement (the “Closing”), the Company sold and Lazar (or to any transferee of Lazar’s which acquires the Securities Purchase Rights, as defined below, hereinafter a “Lazar Transferee”) purchased 2,000,000 shares of the Company’s preferred stock, $0.001 par value per share (the “Preferred Stock”), at a price per share of $1.40, for an aggregate purchase price of $2,800,000, subject to the conditions described below, pursuant to the exemptions afforded by the Securities Act of 1933, as amended, and Regulation S thereunder. Under the Purchase Agreement, the Company agreed to designate 2,000,000 of the Preferred Stock as Series A Preferred Stock (the “Series A Preferred Stock”) for the sale to Lazar (or a Lazar Transferee). Each share of Series A Preferred Stock shall be convertible, at the option of the holder, into 1.4 shares of common stock of the Company, $.01 par value per share (the “Common Stock”), and vote on an “as-if-converted” basis and shall have full ratchet protection in any subsequent offerings. Pursuant to the Purchase Agreement, the Company shall also issue Lazar (or a Lazar Transferee) warrants to purchase up to an additional 2,800,000 shares of Common Stock, with an exercise price equal to $1.00 per share, subject to adjustment therein (the “Warrants”, and together with the Series A Preferred Stock, the “Purchased Securities”).

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

On February 18, 2025, the Company entered into an Amended and Restated Securities Purchase Agreement (the “February 18, 2025 SPA”) with David Lazar (“Seller”) on the one hand, and Cao Yu, Hu Bin, and Youxin Consulting Limited (collectively, “Purchasers”), on the other hand, whereby Seller, a director and former officer of the Company, sold to the Purchasers (i) 2,219,447 shares (the “Seller Preferred Stock”) of Series A Convertible Preferred Stock, $0.001 par value per share (the “Preferred Stock”) of the Company, (ii) a warrant to purchase up to an additional 2,800,000 shares of Common Stock, with an exercise price equal to $1.00 per share, subject to adjustment therein (the “Warrant”), and (iii) certain amounts owed by the Company to Seller (the “Lazar Receivables”). On April 10, 2025, Seller transferred 31,258 additional shares of Preferred Stock (the “Additional Shares” and collectively with the Seller Preferred Stock and the Warrant, the “Securities”) to Purchasers. The aggregate purchase price for the Securities and the Lazar Receivables paid to Seller was $500,000 (the “Purchase Price”), of which $300,000 was directed by Seller to be contributed to the Company in exchange for 1,200,000 newly issued shares of Common Stock to be issued to Seller (the “Lazar Common Stock”). Pursuant to the February 18, 2025 SPA, in the event certain milestones were achieved, Seller was to be issued newly issued shares of Common Stock (the “Earnout Shares”).

On May 9, 2025, the Company entered into a Second Amended and Restated Securities Purchase Agreement with Seller and Purchasers to remove references to the issuance of the Lazar Common Stock, which issuance was rescinded and replaced with the Convertible Note described below, and remove references to the Earnout Shares. Pursuant to such Second Amended and Restated Purchase Agreement, Seller sells and delivers to Purchasers, and Purchasers purchases and accepts all of Seller’s right, title and interest in and to the Lazar Receivables and the Securities for the Purchase Price, which Seller acknowledges and agrees had been previously paid by Purchasers. Purchasers agree that they will surrender the Warrant to the Company for cancellation and irrevocably waive and forgive the Lazar Receivables for the benefit of the Company.

(11) SUBSEQUENT EVENTS

Director Appointments

Effective as of April 24, 2025, which is the expiration of the 10-day period after the filing and mailing of the Company’s Schedule 14F-1 filed and mailed on April 14, 2025, Hu Bin and Cao Yu were appointed to the Company’s board of directors.

Effective as of April 30, 2025, David Natan and Chan Oi Fat were appointed to the Company’s board of directors. Effective as of April 30, 2025, Hu Bin, David Natan and Chan Oi Fat were appointed to the audit committee, compensation committee and the nominating committee of the Company’s board of directors.

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

Nasdaq Developments

As previously disclosed, on June 26, 2024, the Company received a letter (the “June 26, 2024 Letter”) from the staff at the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market LLC (the “Nasdaq”) notifying the Company that the Staff had determined that it did not meet the terms of the minimum stockholders’ equity requirement of at least $2,500,000 (the “Stockholders’ Equity Requirement”) for continued listing on the Nasdaq Capital Market pursuant to the Nasdaq Listing Rule 5550(b)(1).

On April 7, 2025, the Company received a second letter from the Staff (the “April 7, 2025 Letter”) stating that in addition to the failure to meet the Stockholders’ Equity Requirement, the Staff made additional determinations (the “Additional Deficiencies”) that the Company (1) failed to comply with the Nasdaq’s shareholder approval requirements pursuant to the Nasdaq Listing Rule 5635 (b), (c) and (d), in connection with the closing of transactions under that certain Amended and Restated Securities Purchase Agreement, dated February 18, 2025, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2025, and (2) does not currently comply with the Nasdaq’s majority independent board, independent audit committee, compensation committee and nomination committee requirements as set forth in the Nasdaq Listing Rule 5605(b)(1), 5605(c)(2), 5605(d)(2) and 5605(e), respectively.

In connection with the issuance of the April 7, 2025 Letter, on April 7, 2025, the Company and the Nasdaq also entered into a Confidential Settlement and Mutual Release Agreement, pursuant to which the Nasdaq has agreed not to delist the Company’s securities at this time. The Company will have the opportunity to present its views and challenge in writing (1) the Additional Deficiencies, (2) the previously noticed Stockholders’ Equity Requirement in the June 26, 2024 Letter, and (3) the Form 25 filed by the Nasdaq on April 9, 2025 with the SEC, to the Nasdaq Hearings Panel (the “Panel”), in advance of a hearing in front of the Panel. Consistent with the Nasdaq Listing Rule 5815(a)(4)-(5), the Panel will set the applicable deadlines for written submissions from the Company, and the hearing shall take place, to the extent practicable, within 45 days of the April 7, 2025 Letter.

In addition to the Additional Deficiencies, the April 7, 2025 Letter also included a bid price notification that based upon the closing price of the Company’s common stock on the OTC Pink Sheets for the last 30 consecutive business days, the Company no longer meets the requirement to maintain a minimum bid price of $1 per share. The Company has 180 calendar days, or by October 6, 2025, to regain compliance with the minimum bid price requirement under the Nasdaq Listing Rule 5550(a)(2) but could be eligible for an additional 180-day compliance period.

On May 9, 2025, the Company entered into, and simultaneously closed the transactions under, a Securities Purchase Agreement with Cao Yu (“Cao SPA”), whereby the Company sold 1,585,366 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”) to Cao Yu, for an aggregate purchase price of $2,600,000.

On May 9, 2025, the Company entered into, and simultaneously closed the transactions under, a Securities Purchase Agreement with Hu Bin (“Hu SPA”), whereby the Company sold 853,659 shares of Common Stock to Hu Bin, for an aggregate purchase price of $1,400,000.

On May 9, 2025, the Company entered into a Second Amended and Restated Securities Purchase Agreement with Seller and Purchasers to remove references to the issuance of the Lazar Common Stock, which issuance was rescinded and replaced with the Convertible Note described below, and remove references to the Earnout Shares. Pursuant to such Second Amended and Restated Purchase Agreement, Seller sells and delivers to Purchasers, and Purchasers purchases and accepts all of Seller’s right, title and interest in and to the Lazar Receivables and the Securities for the Purchase Price, which Seller acknowledges and agrees had been previously paid by Purchasers. Purchasers agree that they will surrender the Warrant to the Company for cancellation and irrevocably waive and forgive the Lazar Receivables for the benefit of the Company.

On May 9, 2025, the Company and David Lazar (“Noteholder”) entered into an unsecured promissory note (the “Convertible Note”), under which, effective as of February 18, 2025 (the “Effective Date”), the Company agreed to pay to the Noteholder a principal amount of $300,000, together with interest on the balance of the principal from time to time outstanding, at the rates and at the times described therein. The outstanding principal balance of the Convertible Note shall be paid in full on or prior to December 31, 2025.

On May 9, 2025, the Company entered into a services agreement with David Lazar (“Service Provider”), pursuant to which the Company engages Service Provider as an independent contractor, to (i) use best efforts to obtain a decision from the Securities and Exchange Commission that Nasdaq Stock Market (the “Nasdaq”) must hold a hearing to consider the merits of the Company’s appeal from being delisted from Nasdaq, (ii) use best efforts to achieve a Nasdaq Listing for the Company on or before December 31, 2025 (such date of achievement being the “Listing Date”) and (iii) continue to provide additional services to the Company in furtherance of achieving a Nasdaq Listing through the earlier of December 31, 2025, or the Listing Date.

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

The following discussion should be read in conjunction with the attached Unaudited Condensed Consolidated Financial Statements and notes thereto, and with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2024, found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 10, 2025. Although we believe that the assumptions underlying the forward-looking statements contained in this Quarterly Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. The risks, uncertainties and assumptions referred to above, that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in Part II, Item 1A hereto and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise that may arise after the date of this Quarterly Report on Form 10-Q.

Overview

We historically delivered comprehensive WiFi/Software as a Service platform to make everyone’s connected home safe and supportive for life and work. We continue to grow and expand our Software as a Service (“SaaS”) operations as a digital service provider focused on integrating artificial intelligence and data analytics into content creation and brand management.

Generally, our gross margin for a given product depends on a number of factors, including the type of customer to whom we were selling. The gross margin for products sold to retailers tended to be higher than for some of our other customers; but the sales, support, returns, and overhead costs associated with products sold to retailers also tended to be higher.

Our cash and cash equivalents balance on March 31, 2025 was $9 thousand compared to $30 thousand on December 31, 2024. On March 31, 2025, we had no outstanding borrowings and working capital of negative $743 thousand.

The Company’s ability to maintain adequate levels of liquidity depends in part on our ability to generate cash from operations and its ability to raise additional funds through equity or debt financing. The Company is evaluating options related to its liquidity. The Company will continue to monitor its costs in relation to its sales and adjust its cost structure accordingly.

The Company continues to experience losses, which in part is due to declining revenues. In the three months ended March 31, 2025 and 2024, we generated net sales of $125 and $640 thousand, respectively.

Our most recent Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on April 10, 2025, provides additional information about our business and operations.

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

Our critical accounting policies and estimates, which are revenue recognition, product returns, inventory valuation and costs of goods sold, warrants, valuation of deferred tax assets are described under “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024. For the three months ended March 31, 2025, there have been no significant changes in our critical accounting policies and estimates.

Results of Operations

The following table sets forth certain financial data derived from our condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024, presented in absolute dollars and as a percentage of net sales, with dollars and percentage change period over period:

	Three Months Ended March 31,				Change
	2025		2024		$	%
Net sales	$125	100.0%	$639,893	100.0%	$(639,768)	(100.0)%
Cost of goods sold	750	600.0	432,634	67.6	(431,884)	(99.8)
Gross profit	(625)	(500.0)	207,259	32.4	(207,884)	(100.3)
Operating expenses:
Selling and marketing	-	-	21,037	3.3	(21,037)	(100.0)
General and administrative	340,496	272,397.0	1,018,516	159.2	(678,020)	(66.6)
Research and development	30,000	24,000.0	72,430	11.3	(42,430)	(58.6)
Vendor liability forgiveness, net of asset transfers	-	-	2,364,955	369.6	(2,364,955)	(100.0)
Total operating expenses	370,496	296,397.0	3,476,938	543.4	(3,106,442)	(89.3)

Operating loss	(371,121)	(296,897.0)	(3,269,679)	(511.0)	2,898,558	(88.6)

Total other expense	(2,789)	2,231.0	62	-	(2,851)	(4,598.4)

Loss before income taxes	(373,910)	(299,128.0)	(3,269,617)	(511.0)	2,895,707	(88.6)

Income tax benefit	-	-	(10,662)	-	10,662	(100.0)

Net loss	$(373,910)	(299,128.0)%	$(3,258,955)	(509.3)%	$2,885,045	(88.5)%

Comparison of the three months ended March 31, 2025 to the three months ended March 31, 2024

The following table sets forth our revenues by product and the changes in revenues for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024:

	Three Months Ended
	March 31, 2025	March 31, 2024	$ Change	% Change
Cable modems & gateways	$-	$638,804	$(638,804)	(100)%
Other networking products	-	1,089	(1,089)	(100)
SaaS	125	-	125	N/A
Total	$125	$639,893	$(639,768)	(100)%

The majority of the Company’s revenues by geographic area are earned in North America for the three months ended March 31, 2024. For the three months ended March 31, 2025, the Company recognized revenue under a service agreement executed in March 2025, which governs content creation, account operations, and commercial monetization services.

Net Sales

Our total net sales decreased year-over-year by $640 thousand or 100%. The decrease in net sales primarily reflects the Company’s strategic transition from legacy hardware operations to software-as-a-service (SaaS) solutions, with new business focus on integrating artificial intelligence and big data into content creation and brand management. Notably, during March 2025, the new business successfully secured its first customer orders and generated initial sales, marking a critical milestone in the strategic pivot. Our target clients are individuals or entities seeking to grow their online presence as influencers or content creators. As of April 30, 2025, the Company has onboarded 39 customers, corresponding to prepaid service fees totaling $203 thousand, which underscore the early traction of our SaaS offerings. Subsequent to March 31, 2025, incremental customer acquisitions and advanced payments further validate the scalability of the SaaS platform.

Cost of Goods Sold and Gross Margin

Cost of goods sold consisted primarily of the following: the cost of direct labor; the cost of finished products from our third-party manufacturers; overhead costs, including purchasing, product planning, inventory control, warehousing and distribution logistics; third-party software licensing fees; inbound freight; import duties/tariffs; warranty costs associated with returned goods; write-downs for excess and obsolete inventory; amortization of certain acquired intangibles and software development costs; and costs attributable to the provision of service offerings.

The decrease in gross profit was attributable to less sales, largely resulting from the Motorola license termination. Our gross margin can be affected by a number of factors, including fluctuation in labor cost, foreign exchange rates, sales returns, changes in average selling prices, end-user customer rebates and other channel sales incentives, changes in our cost of goods sold due to fluctuations and increases in prices paid for components, overhead costs, inbound freight and duty/tariffs, conversion costs, and charges for excess or obsolete inventory.

The following table presents net sales and gross margin, for the periods indicated:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Net sales	$125	$639,893	$(639,768)	(100.0)%
Gross margin	(500)%	32.4%

Gross profit decreased in the three months ended March 31, 2025, compared to the three months ended in the prior fiscal year period, primarily due to insufficient sales levels necessary to cover fixed costs and certain variable costs.

The gross margin of Q1 2025 is not representative of future trends, as the new business was in its initial launch phase during this period, incurring elevated upfront costs associated with market entry, product deployment, and operational ramp-up. Forecasting gross margin percentages is difficult, and there are several risks related to our ability to maintain or improve our current gross margin levels. Our cost of goods sold, as a percentage of net sales, can vary significantly based upon factors such as: uncertainties surrounding revenue volumes, including future pricing and/or potential discounts as a result of the economy, competition, the timing of sales, and related production level variances; and changes in technology components.

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

	Three Months ended March 31,
	2025	2024	$ Change	% Change
Selling and marketing	$-	$21,037	$(21,037)	(100.0)%

Selling and marketing expenses decreased in the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily due to reductions in sales support costs of $21 thousand.

For the remainder of the fiscal year 2025, we expect our selling and marketing expenses may fluctuate depending on sales levels achieved as certain expenses, such as commissions, and are determined based upon the net sales achieved. Forecasting both selling and marketing expenses is highly dependent on expected net sales levels and could vary significantly depending on actual net sales achieved in any given quarter. Marketing expenses may also fluctuate depending upon the timing, extent and nature of marketing programs.

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

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
General and administrative	$340,496	$1,018,516	$(678,020)	(66.6)%

General and administrative expenses decreased $678 thousand primarily due to the reallocation of our business operation from hardware - focus to software - focus and cost reduction effort, which significantly reduced expenses associated with personnel, administrative support, and related infrastructure.

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

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Research and development	$30,000	$72,430	$(42,430)	(58.6)%

The decrease of $42 thousand was primarily due to decreases in software subscriptions and support costs. For Q1 2025, we entered into a collaboration with a new vendor to develop the “FiEE All-in-One Media Operations SaaS Platform”, which is designed to provide content creation, multi-platform publishing, data analytics, and collaboration tools for media teams and individual creators.

Research and development expenses may fluctuate depending on the timing and number of development activities and could vary significantly as a percentage of net sales, depending on actual net sales achieved in any given year.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents. As of March 31, 2025, we had cash and cash equivalents of $9 thousand as compared to $30 thousand on December 31, 2024. On March 31, 2025, we had no borrowings outstanding and working capital of negative $743 thousand. We have funded our operations and financing activities primarily through sale of preferred stock and common stock.

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

Our consolidated financial statements, as of March 31, 2025, were prepared under the assumption that we will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt exists about our ability to continue as a going concern, and we will require additional liquidity to continue operations beyond the next 12 months.

Our consolidated financial statements as of March 31, 2025, do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if we were unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or part of their investment.

Cash Flows

The following table presents our cash flows for the periods presented:

	Three Months Ended March 31,
	2025	2024
Cash (used in) operating activities	$(371,058)	$(2,482)
Cash used in investing activities	-	-
Cash provided by financing activities	350,000	2,800
Net increase (decrease) in cash and cash equivalents	$(21,058)	$318

Cash Flows from Operating Activities. Cash used from operating activities of $371 thousand during the three months ended March 31, 2025 reflected our net loss of $374 thousand, adjusted for non-cash expenses, consisting primarily of $60 thousand in depreciation and amortization expense. Uses of cash included a decrease in accounts payable of $43 thousand and other assets of $88 thousand. Sources of cash included decrease of prepaid expenses and other current assets of $40 thousand.

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

Cash Flows from Investing Activities. During the three months ended March 31, 2025, the Company had no cash flows generated or used by investing activities.

During the three months ended March 31, 2024, the Company had no cash flows generated or used by investing activities.

Cash Flows from Financing Activities. Cash provided from financing activities during the three months ended March 31, 2025 consisted of proceeds from issuance of common stock of $350 thousand.

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

At March 31, 2025, we believe our current cash and cash equivalents may not be sufficient to fund working capital requirements, capital expenditures and operations during the next twelve months. Our ability to continue as a going concern will depend on our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce or contain expenditures and increase revenues. Based on these factors, management determined that there is substantial doubt regarding our ability to continue as a going concern. The Company will continue to monitor its costs in relation to its sales and adjust accordingly.

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

At March 31, 2025, we have Federal net operating loss carry forwards of approximately $69.3 million available to reduce future taxable income. A valuation allowance has been established for the full amount of deferred income tax assets as management has concluded that it is more-likely than-not that the benefits from such assets will not realize the benefits of our deferred tax assets. As a result, as of March 31, 2025 and December 31, 2024, we recorded a full valuation allowance against our net deferred tax assets.

To support the Company’s strategic transition to SaaS solutions and the scaling of its AI-driven platform, management anticipates requiring approximately $10 million in total funding over the next 3 years. The Company plans to allocate $3.0 million in 2025 to fund critical infrastructure development and initial operational scaling, laying the foundation for its SaaS transition, $4.0 million in 2026 to develop AI technology for content, build fan community and membership system, and $3.0 million in 2027 to enhance our SaaS system, and develop robust security for other IP protection technologies.

To provide for such liquidity needs over the next 3 years, on May 9, 2025, the Company entered into a Purchase Agreement with Helena Global Investment Opportunities I Ltd. (Helena Global Investment Opportunities I Ltd., “Helena”, and such purchase agreement, “Helena Purchase Agreement”) whereby the Company shall have the right to issue and sell to Helena, from time to time, and Helena shall purchase from the Company, up to $15,000,000 of the Common Stock.

Unless terminated earlier pursuant to Section 11.02 of the Helena Purchase Agreement, at any time between May 9, 2025 and the first day of the month next following the 36-month anniversary of May 9, 2025, the Company may require Helena to purchase Common Stock by delivering an Advance Notice to Helena and, in its sole discretion, select the amount of the Advance, not to exceed the Maximum Advance Amount, it desires to issue and sell to Helena in each Advance Notice and the time it desires to deliver each Advance Notice.

In no event shall the number of shares of Common Stock issuable to Helena pursuant to an Advance cause the aggregate number of shares of Common Stock beneficially owned by Helena and its affiliates as a result of previous issuances and sales of Common Stock to Helena under the Helena Purchase Agreement to exceed 9.99% of the then issued and outstanding Common Stock.

The closing of each Advance and each sale and purchase of Common Stock related to each Advance (each, a “Closing”) shall take place on the applicable Settlement Date, at a Purchase Price based on 95% of the lowest VWAP for the Common Stock, in respect of any Advance, during the three (3) Trading Days commencing on the date of Helena’s receipt of the shares of Common Stock relating to such Advance.

In consideration for Helena’s execution and delivery of the Helena Purchase Agreement, the Company shall issue or cause to be issued to Helenna, as a commitment fee, shares of Common Stock, having an aggregate value of $150,000, of which (i) $75,000 of such shares shall be issued on a date no later than three (3) Business Days from the Helena Purchase Agreement, and (ii) $75,000 of such shares shall be issued on the date which is ninety (90) days following such date.

On May 9, 2025, the Company also entered into, and simultaneously closed the transactions under, a Securities Purchase Agreement with Cao Yu, whereby the Company sold 1,585,366 shares of the Company’s Common Stock to Cao Yu, for an aggregate purchase price of $2,600,000.

On May 9, 2025, the Company also entered into, and simultaneously closed the transactions under, a Securities Purchase Agreement with Hu Bin, whereby the Company sold 853,659 shares of Common Stock to Hu Bin, for an aggregate purchase price of $1,400,000.

Commitments and Contractual Obligations

During the three months ended March 31, 2025, except as otherwise disclosed in this Form 10-Q, there were no material changes to our capital commitments and contractual obligations from those disclosed in our Form 10-K for the year ended December 31, 2024.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of March 31, 2025. See Note 5 to the accompanying consolidated financial statements for additional disclosure.

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

There were no changes in our internal control over financial reporting during the three months ended March 31, 2025 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors set forth in our 2024 Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on April 10, 2025, which includes a detailed discussion of our risk factors in Part I, “Item 1A. Risk Factors”, which discussion is hereby incorporated by reference into this Part II, Item 1A. Our Risk Factors could materially affect our business, financial position, or future results of operations. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or future results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description
3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation, effective February 27, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8- K, filed with the SEC on February 28, 2025).
3.2	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8- K, filed with the SEC on March 28, 2025).
10.1	Amended and Restated Securities Purchase Agreement by and among the Company, the Purchasers and Seller, effective as of February 18, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8- K, filed with the SEC on February 24, 2025).
10.2	Amendment No. 1 to the Securities Purchase Agreement dated as of November 12, 2024 (“Amendment No. 1”) among the Purchasers and the Company, effective as of February 18, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8- K, filed with the SEC on February 24, 2025).
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	In accordance with Item 601(b)(32)(ii) of Regulation S-K, the certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIEE, INC. (Registrant)

Date: May 15, 2025	By:	/s/ Li Wai Chung
Li Wai Chung Chief Executive Officer and President (on behalf of Registrant and as Principal Executive Officer)