Form 10-K/A
period 2023-12-31
FiEE, Inc.
filed 2025-07-28
CIK 1467761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission File Number: 1-37649

FIEE, INC. (formerly MINIM, INC.)

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of July 25, 2025 was 6,224,389 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

FiEE, Inc., formerly known as Minim, Inc., (“Minim,” the “Company,” “we,” “our” and similar terms) is filing this Amendment No. 2 to the Company’s Annual Report on Form 10-K (the “Form 10-K/A”) for the year ended December 31, 2023 to amend and restate certain items presented in our Annual Report on Form 10-K for the year ended December 31, 2023 which was initially filed with the U.S. Securities and Exchange Commission (“SEC”) on April 12, 2024 (as amended on April 29, 2024, the “Original Form 10-K”). This amendment is limited in scope to make the following changes to the original filing:

•	To amend Part II – Item 8. Financial Statements and Supplementary Data.

•	To amend Part IV - Item 15. Exhibits and Financial Statement Schedules to include currently dated (i) auditor consent, which is filed herewith as Exhibits 23.1 and (ii) certifications from the Company’s Principal Executive Officer and Principal Financial Officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002, which certifications are filed herewith as Exhibits 31.1, 31.2, 32.1 and 32.2.

The Form 10-K/A contains our audited restated annual financial statements as of and for the year ended December 31, 2023. This Form 10-K/A includes a restatement of our consolidated balance sheet as of December 31, 2023 and the related consolidated statements of operations, and stockholders’ equity for the year then ended. There are no changes to the financial statements for the year ended December 31, 2022. This Form 10-K/A also includes amendments to: the Chief Executive Officer and Chief Financial Officer certifications in Exhibits 31.1, 31.2, 32.1 and 32.2 and the financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibit 101.

This amendment has not been updated or amended to give effect to any subsequent events beyond those that existed as of the original filing date and should thus be read in conjunction with the original filing and any of the Company’s other filings with the SEC subsequent to the original filing, together with any amendments to those filings. Other than the filing of the information identified above, this amendment does not modify or update the disclosure in the original filing in any way.

Overview

The Audit Committee of the Company, after consultation with the Company’s management, concluded that the financial statements as of and for the year ended December 31, 2023 previously filed by the Company with the SEC should no longer be relied upon due to errors in such financial statements relating to the recording and reporting of common stock shares outstanding, including earning per share.

 Accordingly, investors should no longer rely upon the Company’s previously released financial statements for the fiscal year ended December 31, 2023 and should rely instead on this 10-K/A. The Company’s management identified an error in the shares of the Company’s common stock outstanding in the preparation of the Company’s financial statements for the fiscal year ended December 31, 2024.

The outstanding shares of the Company’s common stock was incorrectly reported as 2,632,809 for the year ended December 31, 2023. The corrected number of outstanding shares of the Company’s common stock is reported in this Form 10-K/A as 2,789,020.

The error in the outstanding shares of the Company’s common stock did not impact the fiscal year ended December 31, 2022.

As a result of the restatement included herein, the Company is reporting herein 2,789,020 shares of the Company’s common stock outstanding for the year ended December 31, 2023, which is more than the 2,632,809 shares of the Company’s common stock reported as outstanding in the Original Form 10-K. Consequently, the Company is reporting herein weighted average shares of the Company’s common stock for the year ended December 31, 2023 of 2,038,461 and basic and diluted net loss per share of $8.65 per share, compared to the weighted average shares of Common Stock reported in the Original Form 10-K of 1,941,800 and basic and diluted net loss of $9.08 per share.

ITEM 8 – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of

Fiee, Inc. formerly known as Minim, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Fiee, Inc. formerly known as Minim, Inc. as of December 31, 2023, the related statements of operations, stockholders’ (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole10, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

During 2023 audit, we discovered that Minim has had continual problems in receiving accurate and detailed information from management at the outside contract warehouses where it stores the majority of its inventory. Inventory is a significant income-producing asset for the organization and we strongly suggest that procedures be implemented to ensure that accurate inventory information is received for financial reporting purposes. This presented us with a challenge in confirming the actual amounts of inventory that were being held at these contract warehouses.

/s/ Beckles & Co
Beckles & Co. Inc. (PCAOB ID 7116)
We have served as the Company’s auditor since 2024
West Palm Beach, FL
July 28, 2025

FIEE, INC. (FORMERLY MINIM, INC.)

CONSOLIDATED BALANCE SHEETS

As of December 31, 2023 and 2022

	2023 (Amended)	2022
ASSETS
Current assets
Cash and cash equivalents	$709,322	$530,110
Restricted cash	-	500,000
Accounts receivable, net of allowance for doubtful accounts of $312,983 and $138,331 as of December 31, 2023 and, 2022, respectively	701,377	2,758,406
Inventories, net	9,952,647	25,415,206
Prepaid expenses and other current assets	35,768	360,735
Total current assets	11,399,114	29,564,457

Equipment, net	432,505	636,973
Operating lease right-of-use assets	22,512	173,480
Intangible assets, net	33,247	73,301
Other assets	472,587	511,795
Total assets	$12,359,965	$30,960,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank credit line	$-	$4,758,663
Accounts payable	11,143,693	2,837,191
Current maturities of bridge loan agreement	-	1,000,000
Current maturities of operating lease liabilities	22,512	150,968
Accrued expenses	1,077,843	4,440,724
Deferred revenue, current	-	633,542
Total current liabilities	12,244,048	13,821,088

Operating lease liabilities, less current maturities	-	22,512
Deferred revenue, noncurrent	-	771,738
Total Liabilities	12,244,048	14,615,338

Commitments and Contingencies (Note 7)

Stockholders’ equity
Preferred Stock, Authorized: 2,000,000 shares at $0.001 par value; 0 shares issued and outstanding	-	-
Common Stock: Authorized: 60,000,000 shares at December 31, 2023 and 2022, at $0.01 par value; issued and outstanding: 2,789,020 shares and 1,877,970 shares at December 31, 2023 and 2022, respectively	480,897	469,492
Additional paid-in capital	92,103,798	90,710,030
Accumulated deficit	(92,468,778)	(74,834,854)
Total stockholders’ equity	115,917	16,344,668
Total liabilities and stockholders’ equity	$12,359,965	$30,960,006

The accompanying notes are an integral part of these consolidated financial statements.

FIEE, INC. (FORMERLY MINIM, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2023 and 2022

	2023 (Amended)	2022
Net sales	$26,106,271	$50,622,143
Cost of goods sold	25,635,383	38,695,605
Gross profit	470,888	11,926,538

Operating expenses:
Selling and marketing	9,472,527	15,022,638
General and administrative	4,758,357	6,124,034
Research and development	3,446,595	5,824,906
Total operating expenses	17,677,479	26,971,578
Operating loss	(17,206,591)	(15,045,040)

Other income (expense):
Interest income	2,554	457
Interest expense	(385,952)	(394,615)
Other, net	(1,316)	2,302
Total other income (expense)	(384,714)	(391,856)

Loss before income taxes	(17,591,305)	(15,436,896)

Income tax provision	42,619	112,348

Net loss	$(17,633,924)	$(15,549,244)

Basic and diluted net loss per share	$(8.65)	$(8.38)

Weighted average common and common equivalent shares:
Basic and diluted	2,038,461	1,855,965

The accompanying notes are an integral part of these consolidated financial statements.

FIEE, INC. (FORMERLY MINIM, INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2023 (Amended) and 2022

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2021	1,835,402	$458,850	$89,313,273	$(59,285,610)	$30,486,513

Net loss	-	-	-	(15,549,244)	(15,549,244)
Stock option exercises	17,237	4,308	232,496	-	236,804
Common stock issued for vested restricted units	25,331	6,334	(6,334)	-	-
Stock-based compensation	-	-	1,170,595	-	1,170,595
Balance at December 31, 2022	1,877,970	469,492	90,710,030	(74,834,854)	16,344,668

Net loss	-	-	-	(17,633,924)	(17,633,924)
Common stock issued for vested restricted units	176,707	4,062	(4,062)	-	-
Shares issued in exchange for debt conversion	734,343	7,343	1,118,435	-	1,125,778
Stock-Based Compensation	-	-	279,395	-	279,395
Balance at December 31, 2023	2,789,020	$480,897	$92,103,798	$(92,468,778)	$115,917

The accompanying notes are an integral part of these consolidated financial statements.

FIEE, INC. (FORMERLY MINIM, INC.)

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

(Amended)

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (AMENDED)

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

Net loss per share for the year ended December 31, 2023 and 2022, respectively, are as follows:

	Years ended December 31,
	2023 (Amended)	2022
Numerator:
Net loss	$(17,633,924)	$(15,549,244)

Denominator:
Weighted average common shares - basic	2,038,461	1,855,965
Effect of dilutive common share equivalents	-	-
Weighted average common shares - dilutive	2,038,461	1,855,965

Basic and diluted net loss per share	$(8.65)	$(8.38)

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

(a) (3). Exhibits.

The following is a list of exhibits:

ITEM 15 – EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES *

(a)		Consolidated Financial Statements, Schedules and Exhibits:

	(1), (2)	The Consolidated Financial Statements and required schedules are indexed on page F-1.

	(3)	Exhibits required by the Exhibit Table of Item 601 of SEC Regulation S-K. (Exhibit numbers refer to numbers in the Exhibit Table of Item 601.)

	2.1	Separation and Distribution Agreement by and between Zoom Technologies, Inc. and the Company (incorporated by reference to Annex B of the Preliminary Proxy Statement filed by Zoom Technologies, Inc. on May 13, 2009).*

	2.2	Agreement and Plan of Merger, dated as of November 12, 2020, by and among the Company, Elm Acquisition Sub, Inc., Zoom Connectivity, Inc. and the Representative named therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on November 13, 2020).*

	3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed by the Company on September 4, 2009).*

	3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on November 18, 2015).*

	3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by the Company on November 18, 2015).*

	3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on July 30, 2019).*

	3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on June 4, 2021).*

	3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by the Company on June 4, 2021).*

3.7	Certificate of Correction of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K/A filed by the Company on June 30, 2021).*

3.8	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on July 23, 2021).*

3.9	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Form 8-K filed by the Company on March 31, 2023).*

3.10	Certificate of Designation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on March 1, 2024).*

3.11	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on March 6, 2024).

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Form S-1 filed by the Company on July 26, 2021).*

10.1	License Agreement, dated as of May 13, 2015, by and between the Company and Motorola Mobility LLC (incorporated by reference to Exhibit 10.3 to the Form 10-Q/A filed by the Company on December 6, 2016).*†

10.2	Amendment to License Agreement, dated as of August 16, 2016, by and between the Company and Motorola Mobility LLC (incorporated by reference to Exhibit 10.4 to the Form 10-Q/A filed by the Company on December 6, 2016).*†

10.3	Amendment to License Agreement, dated as of August 21, 2017, by and between the Company and Motorola Mobility LLC (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by the Company on November 9, 2017).*†

10.4	Amendment to License Agreement, dated as of March 27, 2020, by and between the Company and Motorola Mobility LLC (incorporated by reference to Exhibit 10.19 to the Form 10-K/A filed by the Company on April 29, 2020).*††

10.5	Stock Purchase Agreement, dated as of May 3, 2019, by and between the Company and the Investors listed therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on May 6, 2019).*

10.6	License Agreement, dated as of March 27, 2020, by and between the Company, MTRLC LLC and Motorola Mobility LLC (incorporated by reference to Exhibit 10.19 to the Form 10-K/A filed by the Company on April 29, 2020).*††

10.7	Stock Purchase Agreement, dated as of May 26, 2020, by and between the Company and the Investors listed therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on May 27, 2020).*

10.8	Standstill and Voting Agreement, dated as of October 9, 2020, by and among the Company, Zulu Holdings LLC and Jeremy P. Hitchcock (incorporated by reference to Exhibit 99.1 to the Form 8-K filed by the Company on October 13, 2020).*

10.9	Employment Agreement, dated as of May 22, 2019, by and between Zoom Connectivity, Inc. and Graham Chynoweth (incorporated by reference to Exhibit 10.28 to the Form 10-K/A filed by the Company on April 30, 2021).*+

10.10	Assignment and Amendment of Employment Agreement, dated as of December 4, 2020, by and among Graham Chynoweth, the Company and Zoom Connectivity, Inc. (incorporated by reference to Exhibit 10.27 to the Form 10-K/A filed by the Company on April 30, 2021).*+

10.11	Amendment to Employment Agreement, dated as of March 2, 2022, by and among Graham Chynoweth, the Company and Minim, Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company on March 4, 2022).*+

10.12	Employment Agreement, dated as of December 4, 2020, by and between the Company and Sean Doherty (incorporated by reference to Exhibit 10.29 to the Form 10-K/A filed by the Company on April 30, 2021).*+

10.13	Transition and Separation Agreement, dated as of December 22, 2021, by and between the Company and Sean Doherty (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on December 22, 2022).*

10.14	Employment Agreement, dated as of December 4, 2020, by and between the Company and Nicole Zheng (incorporated by reference to Exhibit 10.30 to the Form 10-K/A filed by the Company on April 30, 2021).*+

10.15	Employment Agreement, dated as of March 2, 2022, by and between the Company and John Lauten (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on March 4, 2022).*+

10.16	Employment Agreement, dated as of March 21, 2022, by and between the Company and Mehul Patel (incorporated by reference to Exhibit 10.1 to the Form 8-K/A filed by the Company on March 24, 2022).*+

10.17	Transition and Separation Agreement, dated July 8, 2022, between Minim, Inc. and Nicole Hayward Zheng. *+

10.18	Amendment to Employment Agreement, dated August 15, 2022, between Minim, Inc. and Mehul Patel.*+

10.19	Executive Employment Agreement, dated August 15, 2022, between Minim, Inc. and Dustin Tacker.*+

10.20	Transition and Separation Agreement, dated August 15, 2022, between Minim, Inc. and Gray Chynoweth.*+

10.21	Separation Agreement, dated August 15, 2022, between Minim, Inc. and John Lauten.*+

10.22	Form of Severance Agreement (incorporated by reference to Exhibit 10.1 of to the Form 8-K/A filed by the Company on October 27, 2021).*+

10.23	Minim, Inc. 2021 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on November 16, 2021).*+

10.24	Minim, Inc. 2021 Non-Employee Directors Compensation Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on November 16, 2021).*+

10.25	Form of Executive Officer Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on November 16, 2021).*+

10.26	Form of Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Company on November 16, 2021).*+

10.27	Inducement Award Agreement for Restricted Stock Units, by and between the Company and Bill Wallace, dated as of December 6, 2021 (incorporated by reference to Exhibit 99.1 to the Form S-8 filed by the Company on December 16, 2021).* +

10.28	Minim, Inc. 2019 Stock Option Plan (incorporated by reference to Appendix D to the Definitive Proxy Statement filed by the Company on May 28, 2019).*+

10.29	Minim, Inc. 2019 Directors Stock Option Plan (incorporated by reference to Appendix C to the Definitive Proxy Statement filed by the Company on May 28, 2019).*+

10.30	Loan and Security Agreement, dated as of March 12, 2021, by and between the Company and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on March 15, 2021).*

10.31	First Amendment to Loan and Security Agreement, dated as of November 1, 2021, by and among Silicon Valley Bank, the Company and Zoom Connectivity, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on November 2, 2021).*

10.32	Waiver and Second Amendment to Loan and Security Agreement, dated December 12, 2022, by and among Silicon Valley Bank, Minim, Inc, and Cadence Connectivity, Inc

10.33	Bridge Loan, dated as of November 30, 2022, by and among Minim, Inc., Cadence Connectivity, Inc., and Slingshot Capital, LLC.

10.34	Bridge Term Note, dated as of November 30, 2022, by and among Minim Inc., Cadence Connectivity, Inc., and Slingshot Capital, LLC.

10.35	Subordination Agreement, dated as of November 30, 2022, by and among Minim, Inc., Cadence Connectivity, Inc., Slingshot Capital, LLC, and Silicon Valley.

10.36	Form of Underwriting Agreement (incorporated by reference to Exhibit 1.1 of Amendment No. 1 to Form S-1 filed by the Company on July 26, 2021).*

10.37	Trademark Acquisition Agreement, dated as of August 11, 2021, by and between the Company and Zoom Video Communications, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on August 16, 2021).*†

10.38	Settlement Agreement, dated as of August 20, 2021, by and among the Company, Jeremy Hitchcock and Eric Griffith (incorporated by reference to Exhibit 99.2 of Amendment No. 14 to Schedule 13D filed on August 20, 2021).*

10.39	Agreement and Plan of Merger among Minim, Inc, MME Sub 1 LLC, and e2Companies LLC, dated March 12, 2024 (incorporated by reference to Exhibit 2.1 to the Form 8-K filed by the Company on March 18, 2024). * ††††

10.40	Form of Lock-Up Agreement, by and among Minim, Inc, e2Companies LLC and certain interest holders of e2Companies LLC (incorporated by reference to Exhibit 2.2 to the Form 8-K filed by the Company on March 18, 2024). *

10.41	Form of Support Agreement, by and among Minim, Inc, e2Companies LLC and certain stockholders of Minim, Inc. (incorporated by reference to Exhibit 2.3 to the Form 8-K filed by the Company on March 18, 2024). *

21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to the Form 10-K filed by the Company on April 12, 2024).*

23.1	Consent of Independent Registered Public Accounting Firm (Beckles & Co).**

31.1	CEO Rule 13a-14(a)/15d-14(a) Certification.**

31.2	CFO Rule 13a-14(a)/15d-14(a) Certification.**

32.1	CEO Section 1350 Certification.**†††

32.2	CFO Section 1350 Certification.**†††

97.1	Minim, Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to the Form 10-K filed by the Company on April 12, 2024).*

101.INS	Inline XBRL Instance Document.**

101.SCH	Inline XBRL Taxonomy Extension Schema Document.**

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.**

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).**

*	In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.
**	Filed herewith.
+	Management contract or compensatory plan, contract or arrangement.
†	Confidential portions of this exhibit have been redacted and filed separately with the SEC pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
††	Certain confidential portions of this exhibit were omitted because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.
†††	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
††††	The schedules and exhibits to the Agreement and Plan of Merger have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIEE, INC.
(Registrant)

Date: July 28, 2025	By:	/s/ Li Wai Chung
Li Wai Chung
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Li Wai Chung	Chief Executive Officer and President	July 28, 2025
Li Wai Chung	(principal executive officer)

/s/ Yu Chao	Chief Financial Officer, Treasurer and Secretary	July 28, 2025
Yu Cao	(principal financial and accounting officer)

/s/ David Lazar	Director	July 28, 2025
David Lazar

/s/ Hu Bin	Director	July 28, 2025
Hu Bin

/s/ David Natan	Director	July 28, 2025
David Natan

/s/ Chan Oi Fat	Director	July 28, 2025
Chan Oi Fat