Form 10-Q/A
period 2024-03-31
FiEE, Inc.
filed 2025-07-28
CIK 1467761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 1-37649

FIEE, INC. (formerly MINIM, INC.)

(Exact Name of Registrant as Specified in its Charter)

Delaware	04-2621506
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

848 Elm Street, Manchester, NH	03101
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (833) 966-4646

(Former Name or Former Address, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 per share	FIEE	The Nasdaq Capital Market

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

Yes ☐   No ☒

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of July 25, 2025, was 6,224,389 shares.

EXPLANATORY NOTE

FiEE, Inc., formerly known as Minim, Inc. (“Minim”, the “Company”, “we”, “our” and similar terms) is filing this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q (the “Form 10-Q/A”) for the period ended March 31, 2024 to amend and restate certain items presented in our Quarterly Report on Form 10-Q for the period ended March 31, 2024 which was initially filed with the U.S. Securities and Exchange Commission (“SEC”) on April 12, 2024 (the “Original Form 10-Q”). This amendment is limited in scope to make the following changes to the original filing:

●	To amend Part I – Item 1. Financial Statements.

●	To amend Part II – Item 6. Exhibits to include currently dated (certifications from the Company’s Principal Executive Officer and Principal Financial Officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002, which certifications are filed herewith as Exhibits 31.1, 31.2, 32.1 and 32.2.

The Form 10-Q/A contains our unaudited restated quarterly financial statements as of and for the three months ended March 31, 2024. This Form 10-Q/A includes a restatement of our consolidated balance sheet as of March 31, 2024 and the related consolidated statements of operations, and stockholders’ equity for the three months then ended. There are changes to the financial statements for the year ended December 31, 2023. This Form 10-Q/A also includes amendments to the Chief Executive Officer and Chief Financial Officer certifications in Exhibits 31.1, 31.2, 32.1 and 32.2 and the financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibit 101.

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

Overview

The Audit Committee of the Company, after consultation with the Company’s management, concluded that the financial statements for the period ended March 31, 2024 as previously filed by the Company with the SEC should no longer be relied upon due to errors in such financial statements relating to the recording and reporting of shares of the Company’s common stock outstanding, including earning per share.

Accordingly, investors should no longer rely upon the Company’s previously released financial statements for the period ended March 31, 2024 and should rely instead on the unaudited restated quarterly financial statements included in this Form 10-Q/A. The Company’s management identified an error in the shares of the Company’s common stock outstanding in the preparation of the Company’s financial statements for the fiscal year ended December 31, 2024.

For the fiscal year ended December 31, 2023, the outstanding shares of the Company’s common stock was incorrectly reported as 2,632,809. The corrected outstanding shares of the Company’s common stock is reported in this Form 10-Q/A as 2,789,020. For the period ended March 31, 2024, the outstanding shares of the Company’s common stock was incorrectly reported as 2,809,689. The corrected outstanding shares of the Company’s common stock is reported in this Form 10-Q/A as 2,965,900.

The error in the outstanding shares of the Company’s common stock did not impact the period ended March 31, 2023.

As a result of the restatement included herein, the Company is reporting 2,789,020 shares of the Company’s common stock outstanding for the year ended December 31, 2023, which is more than the 2,632,809 outstanding shares of the Company’s common stock reported in the Original Form 10-Q.

Consequently, the Company is reporting 2,965,900 shares of the Company’s common stock outstanding for the period ended March 31, 2024, which is more than the 2,809,689 shares of the Company’s common stock reported as outstanding in the Original Form 10-Q. Consequently, the Company is reporting herein weighted average shares of the Company’s common stock for the period ended March 31, 2024 of 2,926,593 and basic and diluted net loss per share of $1.11 per share, compared to the weighted average shares of the Company’s common stock reported in the Original Form 10-Q of 2,770,382 and basic and diluted net loss of $1.18 per share.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIEE, INC. (FORMERLY MINIM, INC.)
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2024 (Unaudited) (Amended)	December 31, 2023 (Amended)
ASSETS
Current assets
Cash and cash equivalents	$1,027,057	$709,322
Accounts receivable, net of allowance of doubtful accounts of $283,242 and $312,983 as of March 31, 2024 and December 31, 2023, respectively	21,735	701,377
Inventories, net	-	9,952,647
Prepaid expenses and other current assets	28,832	35,768
Total current assets	1,077,624	11,399,114

Equipment, net	346,729	432,505
Operating lease right-of-use assets, net	9,061	22,512
Intangible assets, net	28,910	33,247
Other assets	40,445	472,587
Total assets	$1,502,769	$12,359,965

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$398,786	$11,143,693
Current maturities of operating lease liabilities	9,061	22,512
Accrued expenses	1,011,679	1,077,843
Total current liabilities	1,419,526	12,244,048

Total liabilities	1,419,526	12,244,048

Commitments and Contingencies (Note 7)

Stockholders’ equity
Preferred Stock, authorized: 10,000,000 shares at $0.001 par value; 2,000,000 shares issued and outstanding	1,358,573	-
Common Stock, authorized: 60,000,000 shares at $0.01 par value; issued and outstanding: 2,965,900 shares at March 31, 2024 and 2,789,020 shares at December 31, 2023 respectively	482,666	480,897
Additional paid-in capital	93,969,737	92,103,798
Accumulated deficit	(95,727,733)	(92,468,778)
Total stockholders’ equity	83,243	115,917
Total liabilities and stockholders’ equity	$1,502,769	$12,359,965

See accompanying notes to condensed consolidated financial statements.

FIEE, INC. (FORMERLY MINIM, INC.)
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2024 (Amended)	2023
Net sales	$639,893	$10,751,785
Cost of goods sold	432,634	8,142,580
Gross profit	207,259	2,609,205

Operating expenses:
Selling and marketing	21,037	3,723,812
General and administrative	1,018,516	1,326,464
Research and development	72,430	1,484,399
Vendor liability forgiveness, net of asset transfers (Note 7)	2,364,955	-
Total operating expenses	3,476,938	6,534,675
Operating loss	(3,269,679)	(3,925,470)

Other expense:
Interest income (expense), net	62	(144,987)
Total other income (expense)	62	(144,987)

Loss before income taxes	(3,269,617)	(4,070,457)

Income tax benefit	10,662	-
Net loss	$(3,258,955)	$(4,070,457)

Basic and diluted net loss per share	$(1.11)	$(2.16)

Weighted average common and common equivalent shares: Basic and diluted	2,926,593	1,880,185

See accompanying notes to condensed consolidated financial statements.

FIEE, INC. (FORMERLY MINIM, INC.)
AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

For the three months ended March 31, 2024 (Amended)

	Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2023	-	$-	2,789,020	$480,897	$92,103,798	$(92,468,778)	$115,917

Net loss	-	-	-	-	-	(3,258,955)	(3,258,955)
Preferred stock issuance	2,000,000	1,358,573	-	-	-	-	1,358,573
Issuance of warrants	-	-	-	-	1,441,427	-	1,441,427
Stock-based compensation	-	-	176,880	1,769	424,512	-	426,281
Balance at March 31, 2024	2,000,000	$1,358,573	2,965,900	$482,666	$93,969,737	$(95,727,733)	$83,243

For the three months ended March 31, 2023

	Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2022	-	$-	1,877,970	$469,492	$90,710,030	$(74,834,854)	$16,344,668

Net loss	-	-	-	-	-	(4,070,457)	(4,070,457)
Common stock issued for vested restricted units	-	-	9,565	2,391	(2,391)	-	-
Stock-based compensation	-	-	-	-	123,500	-	123,500
Balance at March 31, 2023	-	$-	1,887,535	$471,883	$90,831,139	$(78,905,311)	$12,397,711

See accompanying notes to condensed consolidated financial statements.

FIEE, INC. (FORMERLY MINIM, INC.)
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(Amended)

(11) EARNINGS (LOSS) PER SHARE (AMENDED)

Net loss per share for the three months ended March 31, 2024 and 2023, respectively, are as follows:

	Three Months Ended March 31,
	2024 (Amended)	2023
Numerator:
Net loss	$(3,258,955)	$(4,070,457)

Denominator:
Weighted average common shares – basic	2,926,593	1,880,185
Effect of dilutive common share equivalents	-	-
Weighted average common shares – dilutive	2,926,593	1,880,185

Basic and diluted net loss per share	$(1.11)	$(2.16)

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
Li Wai Chung Principal Executive Officer