Form 10-Q/A
period 2024-06-30
FiEE, Inc.
filed 2025-07-28
CIK 1467761

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

EXPLANATORY NOTE

FiEE, Inc., formerly known as Minim, Inc., (“Minim”, the “Company”, “we”, “our” and similar terms) is filing this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q (the “Form 10-Q/A”) for the period ended June 30, 2024 to amend and restate certain items presented in our Quarterly Report on Form 10-Q for the period ended June 30, 2024 which was initially filed with the U.S. Securities and Exchange Commission (“SEC”) on August 20, 2024 (the “Original Form 10-Q”). This amendment is limited in scope to make the following changes to the original filing:

●	To amend Part I – Item 1. Financial Statements.

●	To amend Part II – Item 6. Exhibits to include currently dated (certifications from the Company’s Principal Executive Officer and Principal Financial Officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002, which certifications are filed herewith as Exhibits 31.1, 31.2, 32.1 and 32.2.

The Form 10-Q/A contains our unaudited restated quarterly financial statements as of and for the three and six months ended June 30, 2024. This Form 10-Q/A includes a restatement of our consolidated balance sheet as of June 30, 2024 and the related consolidated statements of operations, and stockholders’ equity for the three and six months then ended. There are changes to the financial statements for the year ended December 31, 2023. This Form 10-Q/A also includes amendments to: the Chief Executive Officer and Chief Financial Officer certifications in Exhibits 31.1, 31.2, 32.1 and 32.2 and the financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibit 101.

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

Overview

The Audit Committee of the Company, after consultation with the Company’s management, concluded that the financial statements for the period ended June 30, 2024 as previously filed by the Company with the SEC should no longer be relied upon due to errors in such financial statements relating to the recording and reporting of shares of the Company’s common stock outstanding, including earning per share.

Accordingly, investors should no longer rely upon the Company’s previously released financial statements for the period ended June 30, 2024 and should rely instead on the unaudited restated quarterly financial statements included in this Form 10-Q/A. The Company’s management identified an error in the shares of the Company’s common stock outstanding in the preparation of the Company’s financial statements for the fiscal year ended December 31, 2024.

For the fiscal year ended December 31, 2023, the outstanding shares of the Company’s common stock was incorrectly reported as 2,632,809. The corrected outstanding shares of the Company’s common stock is reported in this Form 10-Q/A as 2,789,020. For the period ended June 30, 2024, the outstanding shares of the Company’s common stock outstanding was incorrectly reported as 2,809,689. The corrected outstanding shares of the Company’s common stock is reported in this Form 10-Q/A as 2,965,900.

The error in the outstanding shares of the Company’s common stock did not impact the period ended June 30, 2023.

As a result of the restatement included herein, the Company is reporting 2,789,020 shares of the Company’s common stock outstanding for the year ended December 31, 2023, which is more than the 2,632,809 shares of the Company’s common stock reported as outstanding in the Original Form 10-Q.

Consequently, the Company is reporting 2,965,900 shares of the Company’s common stock outstanding for the period ended June 30, 2024, which is more than the 2,809,689 shares of the Company’s common stock reported as outstanding in the Original Form 10-Q. Consequently, the Company is reporting herein weighted average shares of the Company’s common stock for the three months ended June 30, 2024 of 2,965,900 and basic and diluted net loss per share of $0.16 per share, compared to the weighted average shares of the Company’s common stock reported in the Original Form 10-Q of 2,809,689 and basic and diluted net loss of $0.17 per share. Consequently, the Company is reporting weighted average shares of the Company’s common stock for the six months ended June 30, 2024 of 2,946,355 and basic and diluted net loss per share of $1.27 per share, compared to the weighted average shares of the Company’s common stock reported in the Original Form 10-Q of 2,790,144 and basic and diluted net loss of $1.34 per share.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIEE, INC. (FORMERLY MINIM, INC.)

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2024 (Unaudited) (Amended)	December 31, 2023 (Amended)
ASSETS
Current assets
Cash and cash equivalents	$630,816	$709,322
Accounts receivable, net of allowance of doubtful accounts of $0 and $312,983 as of June 30, 2024 and December 31, 2023, respectively	-	701,377
Inventories, net	-	9,952,647
Prepaid expenses and other current assets	24,105	35,768
Total current assets	654,921	11,399,114

Equipment, net	263,981	432,505
Operating lease right-of-use assets, net	-	22,512
Intangible assets, net	-	33,247
Other assets	34,378	472,587
Total assets	$953,280	$12,359,965

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$263,744	$11,143,693
Current maturities of operating lease liabilities	-	22,512
Accrued expenses	1,094,206	1,077,843
Total current liabilities	1,357,950	12,244,048

Total liabilities	1,357,950	12,244,048

Commitments and Contingencies (Note 7)

Stockholders’ equity (deficit)
Preferred Stock, authorized: 10,000,000 shares at $0.001 par value; 2,000,000 shares issued and outstanding	1,358,573	-
Common Stock, authorized: 60,000,000 shares at $0.01 par value; issued and outstanding: 2,965,900 shares at June 30, 2024 and 2,789,020 shares at December 31, 2023 respectively	482,666	480,897
Additional paid-in capital	93,969,737	92,103,798
Accumulated deficit	(96,215,645)	(92,468,778)
Total stockholders’ equity (deficit)	(404,669)	115,917
Total liabilities and stockholders’ equity (deficit)	$953,281	$12,359,965

See accompanying notes to the unaudited condensed consolidated financial statements.

FIEE, INC. (FORMERLY MINIM, INC.)

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024 (Amended)	2023	2024 (Amended)	2023
Net sales	$-	$7,194,757	$639,893	$17,946,541
Cost of goods sold	-	6,708,857	432,634	14,851,438
Gross profit	-	485,900	207,259	3,095,103

Operating expenses:
Selling and marketing	45,134	3,588,709	66,171	7,312,521
General and administrative	566,514	1,170,520	1,585,030	2,496,984
Research and development	40,864	1,186,801	113,294	2,671,200
Vendor liability forgiveness, net of asset transfers	(164,026)	-	2,200,929	-
Total operating expenses	488,486	5,946,030	3,965,424	12,480,705

Operating loss	(488,486)	(5,460,130)	(3,758,165)	(9,385,602)

Other income (expense):
Interest income (expense), net	20	(112,575)	82	(257,560)
Total other income (expense)	20	(112,575)	82	(257,560)

Loss before income taxes	(488,466)	(5,572,705)	(3,758,083)	(9,643,162)

Income tax expense (benefit)	(554)	24,976	(11,216)	24,976

Net loss	$(487,912)	$(5,597,681)	$(3,746,867)	$(9,668,138)

Net loss per share:
Basic and diluted	$(0.16)	$(2.96)	$(1.27)	$(5.13)

Basic and diluted weighted average common and common equivalent shares	2,965,900	1,888,274	2,946,355	1,884,195

See accompanying notes to unaudited condensed consolidated financial statements.

FIEE, INC. (FORMERLY MINIM, INC.)

AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (deficit)

(Unaudited)

For the six months ended June 30, 2024 (Amended)

	Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2023	-	$-	2,789,020	$480,897	$92,103,798	$(92,468,778)	$115,917

Net loss	-	-	-	-	-	(3,258,955)	(3,258,955)
Preferred stock issuance	2,000,000	1,358,573	-	-	-	-	1,358,573
Issuance of warrants	-	-	-	-	1,441,427	-	1,441,427
Stock-based compensation	-	-	176,880	1,769	424,512	-	426,281
Balance at March 31, 2024	2,000,000	$1,358,573	2,965,900	$482,666	$93,969,737	$(95,727,733)	$83,243

Net loss	-	-	-	-	-	(487,912)	(487,912)
Preferred stock issuance	-	-	-	-	-	-	-
Issuance of warrants	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-
Balance at June 30, 2024	2,000,000	$1,358,573	2,965,900	$482,666	$93,969,737	$(96,215,645)	$(404,669)

For the six months ended June 30, 2023

	Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2022	1,877,970	$469,492	$90,710,030	$(74,834,854)	$16,344,668

Net loss	-	-	-	(4,070,457)	(4,070,457)
Common stock issued for vested restricted units	9,565	2,391	(2,391)	-	-
Stock-based compensation	-	-	123,500	-	123,501
Balance at March 31, 2023	1,887,535	$471,883	$90,831,139	$(78,905,311)	$12,397,711

Net loss	-	-	-	(5,597,681)	(5,597,681)
Common stock issued for vested restricted stock units	739	7	(7)	-	-
Stock-based compensation	-	-	101,589	-	101,589
Balance at June 30, 2023	1,888,274	$471,890	$90,932,721	$(84,502,992)	$6,901,619

See accompanying notes to unaudited condensed consolidated financial statements.

FIEE, INC. (FORMERLY MINIM, INC.)

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(Amended)

(11) EARNINGS (LOSS) PER SHARE (AMENDED)

Net loss per share for the three and six months ended June 30, 2024 and 2023, respectively, are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024 (Amended)	June 30, 2023	June 30, 2024 (Amended)	June 30, 2023
Numerator:
Net loss	$(487,912)	$(5,597,681)	$(3,746,867)	$(9,668,138)

Denominator:
Weighted average common shares - basic	2,695,900	1,888,274	2,946,355	1,884,195
Effect of dilutive common share equivalents	-	-	-	-
Weighted average common shares - dilutive	2,695,900	1,888,274	2,946,355	1,884,195

Basic and diluted	$(0.16)	$(2.96)	$(1.27)	$(5.13)

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