Form 10-Q/A
period 2024-09-30
FiEE, Inc.
filed 2025-07-28
CIK 1467761

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

EXPLANATORY NOTE

FiEE, Inc., formerly known as Minim, Inc., (“Minim”, the “Company”, “we”, “our” and similar terms) is filing this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q (the “Form 10-Q/A”) for the period ended September 30, 2024 to amend and restate certain items presented in our Quarterly Report on Form 10-Q for the period ended September 30, 2024 which was initially filed with the U.S. Securities and Exchange Commission (“SEC”) on November 19, 2024 (the “Original Form 10-Q”). This amendment is limited in scope to make the following changes to the original filing:

●	To amend Part I – Item 1. Financial Statements.

●	To amend Part II - Item 6. Exhibits to include currently dated (certifications from the Company’s Principal Executive Officer and Principal Financial Officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002, which certifications are filed herewith as Exhibits 31.1, 31.2, 32.1 and 32.2.

The Form 10-Q/A contains our unaudited restated quarterly financial statements as of and for the three and nine months ended September 30, 2024. This Form 10-Q/A includes a restatement of our consolidated balance sheet as of September 30, 2024 and the related consolidated statements of operations, and stockholders’ equity for the three and nine months then ended. There are changes to the financial statements for the year ended December 31, 2023. This Form 10-Q/A also includes amendments to: the Chief Executive Officer and Chief Financial Officer certifications in Exhibits 31.1, 31.2, 32.1 and 32.2 and the financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibit 101.

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

Overview

The Audit Committee of the Company, after consultation with the Company’s management, concluded that the following financial statements for the period ended September 30, 2024 as previously filed by the Company with the SEC should no longer be relied upon due to errors in such financial statements relating to the recording and reporting of common stock shares outstanding, including earning per share.

Accordingly, investors should no longer rely upon the Company’s previously released financial statements for the period ended September 30, 2024 and should rely instead on the unaudited restated quarterly financial statements included in this Form 10-Q/A. The Company’s management identified an error in the shares of the Company’s common stock outstanding in the preparation of the Company’s financial statements for the fiscal year ended December 31, 2024.

For the fiscal year ended December 31, 2023, the outstanding shares of the Company’s common stock was incorrectly reported as 2,632,809. The corrected outstanding shares of the Company’s common stock is reported in this Form 10-Q/A as 2,789,020. For the period ended September 30, 2024, the outstanding shares of the Company’s common stock was incorrectly reported as 3,557,581. The corrected outstanding shares of the Company’s common stock is reported in this Form 10-Q/A as 3,713,792.

The error in the outstanding shares of the Company’s common stock did not impact the period ended September 30, 2023.

As a result of the restatement included herein, the Company is reporting 2,789,020 shares of the Company’s common stock outstanding for the year ended December 31, 2023, which is more than the 2,632,809 outstanding shares of the Company’s common stock reported in the Original Form 10-Q.

Consequently, the Company is reporting herein 3,713,792 shares of the Company’s common stock outstanding for the period ended September 30, 2024, which is more than the 3,557,581 shares of the Company’s common stock reported as outstanding in the Original Form 10-Q. Consequently, the Company is reporting herein weighted average common shares for the three months ended September 30, 2024 of 3,022,805 and basic and diluted net loss per share of $0.21 per share, compared to the weighted average common shares reported in the Original Form 10-Q of 2,866,594 and basic and diluted net loss of $0.22 per share. Consequently, the Company is reporting herein weighted average shares of the Company’s common stock for the nine months ended September 30, 2024 of 2,972,118 and basic and diluted net loss per share of $1.47 per share, compared to the weighted average shares of the Company’s common stock reported in the Original Form 10-Q of 2,815,907 and basic and diluted net loss of $1.55 per share.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIEE, INC. (FORMERLY MINIM, INC.)

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2024 (Unaudited) (Amended)	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$191,724	$709,322
Accounts receivable, net of allowance of doubtful accounts of $0 and $312,983 as of September 30, 2024 and December 31, 2023, respectively	-	701,377
Inventories, net	-	9,952,647
Prepaid expenses and other current assets	24,107	35,768
Total current assets	215,831	11,399,114

Equipment, net	189,054	432,505
Operating lease right-of-use assets, net	-	22,512
Intangible assets, net	-	33,247
Other assets	28,311	472,587
Total assets	$433,196	$12,359,965

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$307,781	$11,143,693
Current maturities of operating lease liabilities	-	22,512
Accrued expenses	684,269	1,077,843
Total current liabilities	992,050	12,244,048

Total liabilities	992,050	12,244,048

Commitments and Contingencies (Note 7)

Stockholders’ equity (deficit)
Preferred Stock, authorized: 10,000,000 shares at $0.001 par value; 2,000,000 shares issued and outstanding	1,358,573	-
Common Stock, authorized: 60,000,000 shares at $0.01 par value; issued and outstanding: 3,713,792 shares at September 30, 2024 and 2,789,020 shares at December 31, 2023 respectively	490,145	480,897
Additional paid-in capital	94,433,140	92,103,798
Accumulated deficit	(96,840,712)	(92,468,778)
Total stockholders’ equity (deficit)	(558,854)	115,917
Total liabilities and stockholders’ equity (deficit)	$433,196	$12,359,965

See accompanying notes to the unaudited condensed consolidated financial statements.

FIEE, INC. (FORMERLY MINIM, INC.)

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024 (Amended)	2023	2024 (Amended)	2023
Net sales	$-	$6,696,187	$639,893	$24,642,728
Cost of goods sold	-	9,694,096	432,634	24,545,534
Gross profit	-	(2,997,909)	207,259	97,194

Operating expenses:
Selling and marketing	-	2,073,636	66,171	9,386,157
General and administrative	625,067	963,108	2,210,097	3,460,092
Research and development	-	687,076	113,294	3,358,276
Vendor liability forgiveness, net of asset transfers	-	-	2,200,929	-
Total operating expenses	625,067	3,723,820	4,590,491	16,204,525

Operating loss	(625,067)	(6,721,729)	(4,383,232)	(16,107,331)

Other income (expense):
Interest income (expense), net	-	(99,084)	82	(356,644)
Total other income (expense)	-	(99,084)	82	(356,644)

Loss before income taxes	(625,067)	(6,820,813)	(4,383,150)	(16,463,974)

Income tax expense (benefit)	-	(525)	(11,216)	24,451

Net loss	$(625,067)	$(6,820,287)	$(4,371,934)	$(16,488,425)

Net loss per share:
Basic and diluted	$(0.21)	$(3.61)	$(1.47)	$(8.74)

Basic and diluted weighted average common and common equivalent shares	3,022,805	1,890,933	2,972,118	1,886,465

See accompanying notes to unaudited condensed consolidated financial statements.

FIEE, INC. (FORMERLY MINIM, INC.)

AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (deficit)

(Unaudited)

For the Nine months ended September 30, 2024 (Amended)

	Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2023	-	$-	2,789,020	$480,897	$92,103,798	$(92,468,778)	$115,917

Net loss	-	-	-	-	-	(3,258,955)	(3,258,955)
Preferred stock issuance	2,000,000	1,358,573	-	-	-	-	1,358,573
Issuance of warrants	-	-	-	-	1,441,427	-	1,441,427
Stock-based compensation	-	-	176,880	1,769	424,512	-	426,281
Balance at March 31, 2024	2,000,000	$1,358,573	2,965,900	$482,666	$93,969,737	$(95,727,733)	$83,243

Net loss	-	-	-	-	-	(487,912)	(487,912)
Balance at June 30, 2024	2,000,000	$1,358,573	2,965,900	$482,666	$93,969,737	$(96,215,645)	$(404,669)

Net loss	-	-	-	-	-	(625,067)	(625,067)
Stock-based compensation	-	-	747,892	7,479	463,403	-	470,882
Balance at September 30, 2024	2,000,000	$1,358,573	3,713,792	$490,145	$94,433,140	$(96,840,712)	$(558,854)

For the Nine months ended September 30, 2023

	Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2022	1,877,970	$469,492	$90,710,030	$(74,834,854)	$16,344,668

Net loss	-	-	-	(4,070,457)	(4,070,457)
Common stock issued for vested restricted units	9,565	2,391	(2,391)	-	-
Stock-based compensation	-	-	123,500	-	123,501
Balance at March 31, 2023	1,887,535	$471,883	$90,831,139	$(78,905,311)	$12,397,711

Net loss	-	-	-	(5,597,681)	(5,597,681)
Common stock issued for vested restricted stock units	739	7	(7)	-	-
Stock-based compensation	-	-	101,589	-	101,589
Balance at June 30, 2023	1,888,274	$471,890	$90,932,721	$(84,502,992)	$6,901,619

Net loss	-	-	-	(6,820,287)	(6,820,287)
Common stock issued for vested restricted stock units	10,191	102	(102)	-	-
Stock-based compensation	-	-	54,305	-	54,305
Balance at September 30, 2023	1,898,466	$471,992	$90,986,924	$(91,323,279)	$135,637

See accompanying notes to unaudited condensed consolidated financial statements.

FIEE, INC. (FORMERLY MINIM, INC.)

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(Amended)

(11) EARNINGS (LOSS) PER SHARE (AMENDED)

Net loss per share for the three and nine months ended September 30, 2024 and 2023, respectively, are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2024 (Amended)	September 30, 2023	September 30, 2024 (Amended)	September 30, 2023
Numerator:
Net loss	$(625,067)	$(6,820,287)	$(4,371,934)	$(16,488,425)

Denominator:
Weighted average common shares - basic	3,022,805	1,890,933	2,972,118	1,886,465
Effect of dilutive common share equivalents	-	-	-	-
Weighted average common shares - dilutive	3,022,805	1,890,933	2,972,118	1,886,465

Basic and diluted	$(0.21)	$(3.61)	$(1.47)	$(8.74)

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