Form 10-Q
period 2025-06-30
FiEE, Inc.
filed 2025-08-13
CIK 1467761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 001-37649

FIEE, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	04-2621506
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Flat A1, 29/F, Block A, TML Tower, 3 Hoi Shing Road, Tsuen Wan, Hong Kong	03101
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (833) 966-4646

(Former Name or Former Address, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 per share	FIEE	The Nasdaq Capital Market

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

Yes ☐   No ☒

As of August 8, 2025, the registrant had 6,224,389 shares of common stock, $0.01 par value per share, outstanding.

FIEE, INC. AND SUBSIDIARIES

i

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIEE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$4,504,079	$30,162
Other receivable	519,822	-
Prepaid expenses and other current assets	179,742	134,757
Total current assets	5,203,643	164,919

Property, equipment and software, net	268,416	119,871
Operating lease right-of-use assets, net	59,236	-
Intangible assets	1,269,658	-
Deferred offering costs	150,000	-
Other assets	99,664	22,245
Total assets	$7,050,617	$307,035

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$-	$143,414
Contract liabilities	1,468,346	-
Other payables	1,527,933	-
Accrued expenses and other current liabilities	756,732	293,613
Convertible note payable to related party	305,425	-
Current maturities of operating lease liabilities	58,801	-
Total current liabilities	4,117,237	437,027
Total liabilities	4,117,237	437,027

Commitments and Contingencies (Note 6)

Stockholders’ equity (deficit)
Preferred Stock, authorized: 10,000,000 shares at $0.001 par value, including 3,000,000 shares designated as Series A Convertible Preferred Stock at $0.001 par value; 2,305,357 Series A shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively.	1,639,779	1,639,779
Common Stock, authorized: 60,000,000 shares at $0.01 par value; issued and outstanding: 6,224,389 shares at June 30, 2025 and 3,713,792 shares at December 31, 2024 respectively	62,244	37,138
Additional paid-in capital	98,936,041	94,886,147
Accumulated deficit	(97,707,603)	(96,694,013)
Accumulated other comprehensive income	2,919	957
Total stockholders’ equity (deficit)	2,933,380	(129,992)
Total liabilities and stockholders’ equity (deficit)	$7,050,617	$307,035

See accompanying notes to the unaudited condensed consolidated financial statements.

FIEE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net sales	$44,993	$-	$45,118	$639,893
Cost of sales	43,930	-	44,680	432,634
Gross profit	1,063	-	438	207,259

Operating expenses:
Selling and marketing	16,811	45,134	16,811	66,171
General and administrative	603,744	566,514	944,240	1,585,030
Research and development	17,419	40,864	47,419	113,294
Vendor liability forgiveness, net of asset transfers (Note 6)	-	(164,026)	-	2,200,929
Total operating expenses	637,974	488,486	1,008,470	3,965,424

Operating loss	(636,911)	(488,486)	(1,008,032)	(3,758,165)

Other income (expense):
Interest income (expense), net	(2,638)	20	(5,427)	82
Foreign currency exchange loss	(131)	-	(131)	-
Total other income (expense)	(2,769)	20	(5,558)	82

Loss before income taxes	(639,680)	(488,466)	(1,013,590)	(3,758,083)

Income tax benefit	-	(554)	-	(11,216)

Net loss	$(639,680)	$(487,912)	$(1,013,590)	$(3,746,867)

Net loss per share:
Basic and diluted	$(0.13)	$(0.16)	$(0.20)	$(1.27)

Basic and diluted weighted average common and common equivalent shares	5,090,949	2,965,900	5,090,949	2,946,355

See accompanying notes to unaudited condensed consolidated financial statements.

FIEE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (deficit)

(Unaudited)

For the six months ended June 30, 2025

	Preferred Stock		Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balance at December 31, 2024	2,305,357	$1,639,779	3,713,792	$37,138	$94,886,147	$(96,694,013)	$957	$(129,992)
Net loss	-	-	-	-	-	(373,910)	-	(373,910)
Balance at March 31, 2025	2,305,357	$1,639,779	3,713,792	$37,138	$94,886,147	$(97,067,923)	$957	$(503,902)
Net loss	-	-	-	-	-	(639,680)	-	(639,680)
Foreign currency translation	-	-	-	-	-	-	1,962	1,962
Common Stock Issuance	-	-	2,510,597	25,106	4,049,894	-	-	4,075,000
Balance at June 30, 2025	2,305,357	$1,639,779	6,224,389	$62,244	$98,936,041	$(97,707,603)	$2,919	$2,933,380

For the six months ended June 30, 2024

	Preferred Stock		Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balance at December 31, 2023	-	$-	2,789,020	$27,890	$92,556,805	$(92,469,735)	$957	$115,917
Net loss	-	-	-	-	-	(3,258,955)	-	(3,258,955)
Preferred stock issuance	2,000,000	1,358,573	-	-	-	-	-	1,358,573
Issuance of warrants	-	-	-	-	1,441,427	-	-	1,441,427
Stock-based compensation	-	-	176,880	1,769	424,512	-	-	426,281
Balance at March 31, 2024	2,000,000	$1,358,573	2,965,900	$29,659	$94,422,744	$(95,728,690)	$957	$83,243
Net loss	-	-	-	-	-	(487,912)	-	(487,912)
Balance at June 30, 2024	2,000,000	$1,358,573	2,965,900	$29,659	$94,422,744	$(96,216,602)	$957	$(404,669)

See accompanying notes to unaudited condensed consolidated financial statements.

FIEE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows used in operating activities:
Net loss	$(1,013,590)	$(3,746,867)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	71,797	215,203
Amortization of right-of-use assets	19,746	22,512
Non-cash interest expense	5,425	-
Stock based compensation	-	426,281
Provision for accounts receivable allowances	-	(29,741)
Vendor liability forgiveness, net of asset transfers	-	2,200,929

Changes in operating assets and liabilities:
Accounts receivable	-	731,118
Other receivable	(519,822)	-
Inventories	-	404,299
Prepaid expenses and other current assets	(44,985)	11,660
Other assets	(77,419)	21,251
Accounts payable	(143,414)	(3,129,003)
Contract liabilities	1,468,346	-
Other payables	37,933	-
Accrued expenses and other current liabilities	388,119	16,364
Operating lease liabilities	(20,181)	(22,512)
Net cash provided by (used in) operating activities	171,955	(2,878,506)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from preferred stock issuance	-	2,800,000
Proceeds from the issuance of common stock	4,000,000	-
Proceeds from the issuance of convertible note	300,000	-
Net cash provided by financing activities	4,300,000	2,800,000

Effect of foreign exchange rate changes on cash	1,962	-

Net increase (decrease) in cash and cash equivalents	4,473,917	(78,506)
Cash and cash equivalents - Beginning	30,162	709,322
Cash and cash equivalents - Ending	$4,504,079	$630,816

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Non-cash common stocks issued and to be issued that were recognized in deferred offering costs	$150,000	$-
Obtaining right-of-use assets in exchange for operating lease liability	$79,580	$-
Purchase of property and equipment, and intangible assets through increase in other payables	$1,490,000	$-

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

We continue to grow and expand our operations as a digital service provider focused on integrating artificial intelligence and data analytics into content creation and brand management. We offer a range of SaaS solutions designed to support our clients in developing, managing, and optimizing their digital presence across global platforms, including customized graphic and posts, short videos, and editorial calendars aligned with brand goals.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (“GAAP”) can be condensed or omitted. In the opinion of management, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position and operating results. All intercompany balances and transactions have been eliminated in consolidation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Liquidity

The Company’s operations have historically been financed through the issuance of common stock and preferred stock. Since inception, the Company has incurred significant losses and negative cash flows from operations. During the six months ended June 30, 2025, the Company incurred a net loss of $1 million, and used cash from operations of $172 thousand, which was offset by $4.3 million in cash provided from financing activities. As of June 30, 2025, the Company had an accumulated deficit of $98 million and cash and cash equivalents of $4.5 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the date the condensed consolidated financial statements were issued. The Company will continue to monitor its costs in relation to its sales and adjust its cost structure accordingly.

The Company’s condensed consolidated financial statements as of June 30, 2025, do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern. If the Company is unable to raise additional capital and is therefore unable to continue as a going concern, it may have to liquidate its assets and may receive less than the value at which those assets are carried on its consolidated financial statements, and it is likely that investors will lose all or part of their investment.

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

Upon the signing of this LOI, the Target Company and the Sellers (i) have granted the access of the Target Company’s service ports to the Company; (ii) have connected the Company to the Target Company’s Software as a Service platform; (iii) and are working with the Company to ensure it can carry out the Multi-Channel Network business in the second quarter of 2025.

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

On June 27, 2025, the Company and the Sellers entered into an amendment to the LOI (the “Amended LOI”). The Amended LOI extended the completion date for the Potential Transaction to March 25, 2026. Additionally, the Amended LOI outlined the transfer of certain fixed assets and intellectual property, including patents and copyrights, from the Target Company to the Company. The purchase price for these assets was $1.4 million and the Amended LOI was executed as part of a simultaneous sign and close transaction on June 30, 2025, as discussed in the following section.

The Potential Transaction is subject to the Company’s satisfactory completion of legal, tax, financial, operational, human resources, administrative, and environmental due diligence, as well as any other due diligence deemed necessary by the Company.

The Company and the Sellers anticipate completing the Potential Transaction by March 25, 2026, subject to regulatory approvals, board and stockholder approvals, and other customary conditions.

The Company expects to announce additional details regarding the Potential Transaction if and when a definitive agreement is executed. No assurances can be made that the Company will successfully negotiate and enter into a definitive agreement with respect to the Potential Transaction, or that the Potential Transaction will be consummated on the terms or timeframe currently contemplated, or at all. Any transaction is subject to board and stockholder approval of the Company, regulatory approvals and other customary conditions.

Asset Purchase Agreement

On June 30, 2025, FiEE (HK) Limited, a wholly owned subsidiary of the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Hongyan Sun, Lin Lin and the Target Company, to purchase certain fixed assets and intellectual property, including patents and copyrights, of the Target Company for a total purchase price of $1.4 million (the “Asset Acquisition”). The Asset Acquisition was structured as a simultaneous sign and close transaction which closed on June 30, 2025. The purchase price was partly paid in the subsequent period.

The transaction was accounted for as an asset acquisition under ASC 805-50 and SEC Regulation S-X Rule 11-01(d). As part of the assessment, the Company applied the initial screen test, which considers whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. In this case, substantially all of the fair value was concentrated in the software codes and related patents, by using market approach method and Excess earning approach method prepared by a third party valuation specialist. Accordingly, the transaction did not meet the definition of a business and was accounted for as an acquisition of assets, with the total purchase consideration allocated on a relative fair value basis.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2024. The Company’s significant accounting policies have no material changes during the six months ended June 30, 2025, except for the following updates resulting from transactions that occurred and the establishment of a new operating subsidiary during the current period.

Functional Currency

The functional currency of FiEE HK is the Hong Kong dollar (HKD). Foreign currency transactions are translated into HKD using exchange rates at the transaction dates, while monetary assets and liabilities denominated in foreign currencies are remeasured at period-end rates. The functional currency of all other entities of the Company is US Dollar (USD), the same as the reporting currency.

Assets and liabilities of the Company denominated in functional currency other than USD are translated into USD at fiscal year-end exchange rates. Equity accounts other than earnings generated in the current period are translated into USD at the appropriate historical rates. The results of operations and the statements of cash flows denominated in functional currency other than USD are translated into USD at the average exchange rates during the reporting period. Translation adjustments arising from these are reported as cumulative translation adjustments and are shown as a separate component of accumulated other comprehensive loss in the consolidated statements of changes in shareholders’ equity.

Deferred Offering Costs

Offering costs directly attributable to a potential private offering of equity securities are accounted for in accordance with ASC 340 10 S99 1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5.A – Expenses of Offering. The Company’s offering costs primarily consist of commitment fees incurred through the balance sheet date, which have been deferred and recorded as a non-current asset, as the offering had not been completed as of the reporting date. Upon successful completion of the private offering, such costs will be charged against the proceeds and recorded as a reduction to stockholders’ equity. If the offering is ultimately unsuccessful or abandoned, the deferred offering costs will be expensed in the period in which the offering is terminated.

Property, Equipment and Software

Property, equipment and software primarily consisted of equipment, vehicles, and internal-use software customized by a third-party vendor, which are stated at cost, and are depreciated or amortized on a straight-line basis over their estimated useful lives, which is generally three to five years. Maintenance and repairs are charged to expense as incurred. Significant improvements that substantially enhance the useful life of an asset are capitalized and depreciated. When assets are retired or disposed of, the cost together with related accumulated depreciation is removed from the balance sheet and any resulting gain or loss is reflected in the Company’s statements of operations in the period realized. Costs incurred to develop internal-use software are capitalized only during the application development stage.

Category	Estimated useful life
Internal use software	3 years
Equipment	3-5 years
Vehicles	5 years

Intangible Assets

Intangible assets primarily consisted of acquired group of proprietary software, which are stated at cost and are amortized on a straight-line basis over their estimated useful lives. The estimated useful life of the Company’s intangible assets is 3 years. The amortization started in July 2025.

Fair Market Value

The Company complies with FASB ASC 820, “Fair Value Measurements and Disclosures,” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Income Taxes

Entity incorporated in Hong Kong is subject to Hong Kong Profits Tax rate at 16.5%, and foreign-derived income is exempted from income tax. There are no withholding taxes upon payment of dividends by the entities incorporated in Hong Kong to its shareholders. For the three and six months ended June 30 2025, no provision of Hong Kong Profit Tax was made, as the Company had no assessable profit subject to Hong Kong Profits Tax.

Segment reporting

The Company operates as a single operating segment. The Company’s chief operating decision maker, its Chief Executive Officer, reviews financial information on an aggregate basis for the purposes of allocating resources and evaluating financial performance. The Company’s primary operations were historically in the United States, and prior to the end of 2024, it derived substantially all of its revenue from sales to customers in the U.S. Beginning in March 2025, following the expansion of its operations in Hong Kong, the Company has derived all its revenues from Hong Kong. As of December 31, 2024, the Company had no significant long-lived assets. As of June 30, 2025, the Company’s long-lived assets are mainly located in Hong Kong.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires that an entity disclose significant segment expenses impacting profit and loss that are regularly provided to the chief operating decision maker. The update is required to be applied retrospectively to prior periods presented, based on the significant segment expense categories identified and disclosed in the period of adoption. The amendments in ASU 2023-07 are required to be adopted for fiscal years beginning after December 15, 2023 for public entities. The Company adopted ASU 2023-07 for the year ended December 31, 2024.

For the three and six months ended June 30, 2025, significant segment expenses that are regularly provided to the CODM and included in this measure consist of cost of revenues, selling, general, and administrative expenses, specifically, professional expenses for the relisting. The amounts of these expenses are presented in the condensed consolidated statements of operations.

Recently Issued Accounting Standards

There have been no other new accounting pronouncements that have significance, or potential significance, to the Company’s financial position, results of operations and cash flows.

(3) REVENUE AND OTHER CONTRACTS WITH CUSTOMERS

Revenues from SaaS service before the end of 2024

Revenue recognized for each distinct performance obligation as control is transferred to the customer. Revenue attributable to hardware products bundled with Software-as-a-Service (“SaaS”) offerings are recognized at the time control of the product transfers to the customer. The transaction price allocated to the SaaS offering was recognized ratably beginning when the customer was expected to activate their account and over a three-year period that the Company estimated based on the expected replacement of the hardware.

Revenues from SaaS service- MCN Digital Service in 2025

The Company expands SaaS operations as a digital service provider, delivering full-cycle services to brand clients through legally binding agreements since March 2025. The Company offers full-service account management, content production, and targeted promotion to grow followers across key platforms. Service packages customizable via the SaaS portal. Customers may purchase value-added services with or after their purchases of basic package. Services provided under the basic services and the value-added services are considered two performance obligations, each with a standalone transaction price. The Company recognizes revenues from basic services ratably over the contract term beginning on the commencement date of each contract. The revenues from value-added services are recognized at a point in time when customers approve or accept the value-added services or system automatically approves whichever is later. The Company requires an upfront payment for the services, which is non-refundable upon execution of the contract. Customers retain the right to terminate the contract prior to its expiration date, subject to the early termination fees, including information transfer fee and fan development fee. No value-added revenues were recognized at a point in time as of June 30, 2025.

Transaction Price Allocated to the Remaining Performance Obligations

The remaining performance obligations represent the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied as of the end of the reporting period. Unsatisfied and partially unsatisfied performance obligations consist of contract liabilities, in-transit orders with destination terms, and non-cancellable backlog. Non-cancellable backlog includes goods for which customer purchase orders have been accepted, that are scheduled or in the process of being scheduled for shipment, and that are not yet invoiced. Prior years’ performance obligations were all satisfied and recognized as revenue in the periods before the end of 2024. As of June 30, 2025, the remaining performance obligation relates to MCN digital services purchased and paid for in advance by customers for basic and value-added packages, which was amounted to $1,468,346, equals the balance of contract liabilities.

Contract Costs

The Company recognizes the incremental costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year. The Company has determined that certain sales commissions meet the requirements to be capitalized, and the Company amortizes these costs on a consistent basis with the pattern of transfer of the goods and services in the contract. Total capitalized costs to obtain a contract were immaterial during the periods presented and are included in other current and long-term assets on our condensed consolidated balance sheets if any.

The Company applies a practical expedient to expense costs as incurred for costs to obtain a contract when the amortization period is one year or less. These costs include sales commissions on SaaS contracts with a contract period of one year or less as sales commissions on contract renewals are commensurate with those paid on the initial contract.

Contract Balances

The Company records accounts receivable when it has an unconditional right to the consideration. Contract liabilities are recorded when customers remit payment prior to revenue recognition, representing the Company’s obligation to transfer services in the future. Liabilities arise upon customer order placement. The Company did not have contract liabilities at December 31, 2024, while the ending balance at June 30, 2025 was $1,468,346.

Disaggregation of Revenue

The following table sets forth our revenues by distribution channel:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Retailers	$-	$-	$-	$638,904
Other online and offline channels	44,993	-	45,118	989
	$44,993	$-	$45,118	$639,893

The following table sets forth our revenues by product:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cable modems & gateways	$-	$-	$-	$638,804
Other networking products	-	-	-	1,089
SaaS – MCN digital services	44,993	-	45,118	-
	$44,993	$-	$45,118	$639,893

(4) BALANCE SHEET COMPONENTS

Property, equipment and software, net

Property, equipment and software, net consists of the following:

	As of June 30, 2025	As of December 31, 2024
Internal use software	$90,000	$-
Equipment	2,622,829	2,621,706
Vehicles	129,220	-
Total property, equity and software	2,842,049	2,621,706
Accumulated depreciation and amortization	(2,573,633)	(2,501,835)
Total property, equipment and software, net	$268,416	$119,871

For the three months ended June 30, 2025 and 2024, depreciation and amortization was $22 thousand and $83 thousand, respectively. Depreciation and amortization expense was $72 thousand and $169 thousand for the years ended June 30, 2025 and 2024, respectively.

Intangible assets

As part of the asset acquisition completed on June 30, 2025, a substantial portion of the total purchase consideration was allocated to intangible assets, primarily consisting of acquired proprietary software, which represent a group of software code and associated patents that are expected to provide future economic benefits to the Company. The allocation of the purchase price was performed on a relative fair value basis in accordance with ASC 805-50. The acquired group of proprietary software is being amortized over 3 years, its estimated useful life.

Intangible assets consisted of the following at June 30, 2025 and December 31, 2024:

	As of June 30, 2025			As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired group of proprietary software	$1,269,658	$-	$1,269,658	$-	$-	$-
	$1,269,658	$-	$1,269,658	$-	$-	$-

Amortization expense was $0 thousand and $29 thousand in the three months ended June 30, 2025 and 2024, respectively. Amortization expense was $0 thousand and $33 thousand in the six months ended June 30, 2025 and 2024, respectively.

Estimated amortization expenses for the future years are as follows:

Years ending December 31,	Amortization
2025	$211,610
2026	423,219
2027	423,219
2028	211,610
Total	$1,269,658

Prepaid and other current assets

Prepaid and other current assets consist of the following:

	June 30, 2025	December 31, 2024
Insurance fees	$65,930	$119,757
Cloud hosting fee	93,461	-
Other	20,351	15,000
Total prepaid and other current assets	$179,742	$134,757

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30, 2025	December 31, 2024
Payroll & related benefits	$94,516	$-
Professional fees	442,429	185,000
Value of shares to be issued	75,000	-
Sales allowances	26,905	26,905
Sales and use tax	81,708	81,708
Other(1)	36,174	-
Total accrued expenses and other current liabilities	$756,732	$293,613

(1)	There was a balance of $7,232 due to a stockholder of the Company, Cao Yu, which represents the amount paid by Cao Yu to support the company’s normal operating activities.

Other payables

As of June 30, 2025, other payables included $1.4 million for the assets acquisition, $90 thousand for a software development, $20 thousand for advanced hosting fee, and $18 thousand for software maintenance, all payable to a single third-party vendor.

(5) LEASES

The Company previously had entered into agreements to lease certain office space as well as its former warehouses and distribution centers under operating leases, which have expired. Following the expiration, the Company’s newly established Hong Kong subsidiary executed new office lease agreements in March 2025. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. Right-of-use (“ROU”) assets and lease liabilities are recorded on the balance sheet for all leases, except leases with an initial term of 12 months or less.

The components of lease expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease costs	$15,705	$9,061	$20,981	$22,512
Short-term lease costs	-	-		14,050
Total lease costs	$15,705	$9,061	$20,981	$36,562
Cash paid for amounts included in the measurement of lease liabilities	$11,322	$8,836	$11,322	$22,512

The weighted-average remaining lease term and discount rate were as follows:

	Period Ended June 30,
	2025	2024
Operating leases:
Weighted average remaining lease term (years)	1.02	0.0
Weighted average discount rate	4.65%	0.0%

The Company leased office space from an affiliate entity owned by the Company’s former Chairman of the Board. The lease expired and was not renewed in the first quarter of 2024.

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

In connection with the license agreement, the Company had committed to reserve a certain percentage of wholesale prices for use in advertising, merchandising and promotion of the related products. Additionally, the Company was required to make quarterly royalty payments equal to a certain percentage of the preceding quarter’s net sales with minimum annual royalty payments. Following the Company’s agreement with Motorola Mobility LLC on January 22, 2024, as mentioned below. The Company’s quarterly royalty payments, in addition to current and future obligations, were satisfied in exchange for certain assets of the Company.

The Company did not incur royalty expenses under the License Agreement for the three and six months ended June 30, 2025 and 2024.

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

On March 2025, the Company entered into a software development service contract with a third-party vendor to customize and develop an internal-use software. The total contract price is $300 thousand, of which $90 thousand was due and included in the balance of other payables. The remaining $180 thousand is expected to be due before the end of 2025, and $30 thousand will be due in 2026.

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

The Company reviews the status of its legal proceedings and records a provision for a liability when it is considered probable that both a liability has been incurred and the amount of the loss can be reasonably estimated. This review is updated periodically as additional information becomes available. If both criteria are not met, the Company reassesses whether there is at least a reasonable possibility that a loss, or additional losses, may be incurred. If there is a reasonable possibility that a loss may be incurred, the Company discloses the estimate of the amount of the loss or range of losses - that the amount is not material, or that an estimate of the loss cannot be made. At June 30, 2025, the Company is not currently a party to any legal proceedings that, if determined adversely to the Company, in management’s opinion, are currently expected to individually or in the aggregate have a material adverse effect on the Company’s business, operating results or financial condition taken as a whole. The Company expenses its legal fees as incurred.

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

(7) SIGNIFICANT CUSTOMER AND DEPENDENCY ON KEY SUPPLIERS

During the three months ended March 31, 2025, the Company had one new customer upon launching its SAAS services on March 28, 2025. As of June 30, 2025, the number of our customers increased to 245. As of June 30, 2025, prepaid subscription fees received from customers for our SaaS service amounted to approximately $1.5 million.

During the three and six months ended June 30, 2024, the Company did not have sales or outstanding accounts receivable balance that accounted for 10% of greater individually of the Company’s total net sales and accounts receivable, respectively.

(8) CONVERTIBLE NOTE PAYABLE TO RELATED PARTY

The Company entered into an unsecured promissory note (the “Convertible Note”) effective February, 18, 2025,with David Lazar, a stockholder holding more than 10% of the Company’s outstanding shares and a former officer and director. Under the terms of the Convertible Note, the Company agreed to pay Mr. Lazar a principal amount of $300,000, bearing interest at an annual rate of approximately 4.34%, with the full principal and interest balance due on or before December 31, 2025. Upon stockholders’ approval, the Convertible Note will automatically convert into shares of the Company’s common stock at a conversion price of $0.25 per share.

The Convertible Note to related party is accounted for as a single liability in accordance with Accounting Standards Update (ASU) 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. As of June 30, 2025, the Convertible Note was recorded at an aggregate amount of $305,425, which includes $5,425 of accrued interest.

(9) RELATED PARTY TRANSACTION

The Company had the following related party transactions during the three and six months ended June 30, 2025 and 2024:

●	Lease from the Company’s former officer, see Note 5 for details.

●	Amount paid by a shareholder for operating activities and the balance due as of June 30, 2025. See Note 4 for details.

●	Convertible note issued to a related party. See Note 8 for details.

●	Equity transactions with shareholders. See Note 11 for details.

(10) LOSS PER SHARE

Net loss per share for the three and six months ended June 30, 2025 and 2024, respectively, were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Numerator:
Net loss	$(639,680)	$(487,912)	$(1,013,590)	$(3,746,867)

Denominator:
Weighted average common shares - basic	5,090,949	2,965,900	5,090,949	2,946,355
Effect of dilutive common share equivalents		-		-
Weighted average common shares - dilutive	5,090,949	2,965,900	5,090,949	2,946,355

Basic and diluted	$(0.13)	$(0.16)	$(0.20)	$(1.27)

Diluted loss per common share for the three and six months ended June 30, 2025 and 2024 excludes the effects of 7,242,339 and 5,230,769 common share equivalents, respectively, since such inclusion would be anti-dilutive. The common share equivalents consist of shares of common stock issuable upon the exercise or conversion of outstanding convertible preferred stock, warrants, restricted stock units, stock options and convertible note (including certain securities requiring stockholder approval prior to exercise or conversion).

(11) EQUITY

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

On February 26, 2024, the Company held a special meeting of stockholders, who voted and approved (i) the issuance of shares of our Common Stock upon conversion of Series A Preferred Stock or exercise of the Warrants to be issued at Closing of the Purchase Agreement, which conversions or exercise would result in a “change of control” of the Company under the applicable rules of Nasdaq and (ii) an amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Existing Charter”) to effect the increase in authorized shares of Preferred Stock to 10,000,000. Except for stock dividends or distributions for which adjustments are to be made pursuant to the Existing Charter, Holders of Series A Preferred Stock shall be entitled to receive, and the Company shall pay, dividends on shares of Series A Preferred Stock equal (on an as-if-converted-to-Common-Stock basis, without regard to conversion limitations herein) to and in the same form as dividends actually paid on shares of the Common Stock when, as and if such dividends are paid on shares of the Common Stock. No other dividends shall be paid on shares of Series A Preferred Stock.

On February 18, 2025, the Company entered into a Securities Purchase Agreement (the “February 18, 2025 SPA”) with David Lazar (“Seller”), and Cao Yu, Hu Bin, and Youxin Consulting Limited (collectively, the “Purchasers”), which was subsequently amended on May 9, 2025. Pursuant to the February 18, 2025 SPA and its amendment, Seller, a former director and officer of the Company, sold to the Purchasers (i) 2,219,447 shares of Series A Preferred Stock, (ii) a warrant to purchase up to 2,800,000 shares of Common Stock at an exercise price of $1.00 per share, subject to adjustment (the “Warrant”), and (iii) certain receivables owed by the Company to Seller associated with the transaction (the “Lazar Receivables”). On April 10, 2025, Seller transferred an additional 31,258 shares of Series A Preferred Stock to the Purchasers (together with the previously transferred shares and the Warrant, the “Securities”). The aggregate purchase price for the Securities and the Lazar Receivables was $500,000, of which $300,000 was directed by Seller to be paid to the Company in exchange for a convertible note (see Note 8). The Purchasers also paid a $3.4 million earn-out payment to Seller for his efforts related to the Company’s successful relisting on Nasdaq as of June 30, 2025. As of June 30, 2025, the Lazar Receivables were forgiven for the benefit of the Company, and the Warrant was amended and restated to eliminate the beneficial ownership limitations previously contained therein.

On May 9, 2025, the Company entered into, and simultaneously closed the transactions under, Securities Purchase Agreements with Cao Yu and Hu Bin, pursuant to which the Company sold an aggregate of 2,439,025 shares of its common stock—1,585,366 shares to Cao Yu for a purchase price of $2,600,000 and 853,659 shares to Hu Bin for a purchase price of $1,400,000.

On May 9, 2025, the Company entered into a Purchase Agreement (the “Helena Purchase Agreement”) with Helena Global Investment Opportunities I Ltd. (“Helena”) whereby the Company shall have the right to issue and sell to Helena, from time to time, and Helena shall purchase from the Company, up to $15,000,000 of Common Stock, during the period commencing on May 9, 2025 and ending on the first day of the month immediately following the 36-month anniversary of May 9, 2025.

The closing of each Advance and each sale and purchase of Common Stock related to each Advance (each, a “Closing”) shall take place on the applicable Settlement Date (as defined in the Helena Purchase Agreement), at a Purchase Price (as defined in the Helena Purchase Agreement) based on 95% of the lowest VWAP for the Common Stock, in respect of any Advance, during the three (3) Trading Days commencing on the date of Helena’s receipt of the shares of Common Stock relating to such Advance.

In consideration for Helena’s execution and delivery of the Helena Purchase Agreement, the Company issued to Helena, as a commitment fee, shares of Common Stock (the “Commitment Fee Shares”), having an aggregate value of $150,000, of which (i) 71,572 shares were issued on May 14, 2025, and (ii) 71,572 shares were issued on August 11, 2025, the value of which was included in the balance of accrued expenses and other current liabilities as of June 30, 2025. The Commitment Fee Shares were fully earned as of the agreement date, and the issuance of the Commitment Fee Shares was not contingent upon any other event or condition. The number of the Commitment Fee Shares issued in each tranche was determined by dividing $75,000 by the lowest Volume Weighted Average Price (VWAP) of the Company’s common stock during the five trading days immediately preceding the agreement date.

(12) SUBSEQUENT EVENTS

Change in Independent Registered Public Accounting Firm

On July 11, 2025, the Company’s Board of Directors approved the dismissal of Beckles & Co., Inc. (“Beckles”) and engaged UHY LLP (“UHY”) as the Company’s independent registered public accounting firm. There were no disagreements with Beckles on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures during the periods they audited or reviewed.

Amendment to Certificate of Incorporation

On August 1, 2025, the Company filed a certificate of amendment (the “Charter Amendment”) to the Existing Charter, with the Delaware Secretary of State to, among other things, (i) correct a scrivener’s error with respect to the number of authorized shares and par value of preferred stock, which was incorrectly stated as 3,000,000 shares, par value $0.01 per share, rather than the correct amount of 10,000,000 shares, par value $0.001 per share, (ii) modify the voting rights of the Series A Preferred Stock, which had previously voted on an as-converted basis to shares of the Common Stock, without regard to conversion limitations in the Existing Charter, and would under the amended terms vote, on an as-converted basis if it was converted at a conversion ratio equal to the Stated Value (as defined therein and currently $1.40) divided by the “Minimum Price” (as of the original issue date of the Series A Preferred Stock) as defined in Nasdaq Listing Rule 5635(d), without regard to conversion limitations in the Existing Charter, (iii) limit the “full ratchet” anti-dilution protection in the Existing Charter so that any adjustment to the Stated Value of the Series A Preferred Stock thereunder would not require stockholder approval under Nasdaq Listing Rule 5635(d), and (iv) allow a majority of the voting power of all then outstanding shares of Series A Preferred Stock to waive the “full-ratchet” anti-dilution protection, which Charter Amendment had been previously approved by the Company’s board of directors and the Company’s stockholders on May 9, 2025.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, and involves numerous risks and uncertainties. Forward-looking statements may include, among others, statements relating to our ability to predict revenue and reduce costs related to our products or service offerings, our ability to forecast product and services sales volumes, the sufficiency of our capital resources and the availability of debt and equity financing, the continuing impact of uncertain global economic conditions on the demand for our products and services, our ability to maintain and scale adequate and secure software platform infrastructure, the impact of competition on demand for our products and services, our competitive position, our future financial position and results of operations, and our ability to grow in new and existing markets. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and generally contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “strives,” “goal,” “estimates,” “forecasts,” “projects” or “anticipates” and the negative of these terms or similar expressions. Our forward-looking statements are subject to risks and uncertainties, which may cause actual results to differ materially from those projected or implied by the forward-looking statement, due to reasons including, but not limited to, competition; the effectiveness of our strategies; general economic conditions including any impact from inflation; our ability to successfully implement our business strategy; the success of our initiatives to increase sales; changes in commodity, energy, labor and other costs; our ability to attract and retain management and employees; price and availability of commodities; consumer confidence and spending patterns; and weather conditions. Forward-looking statements are based on current expectations and assumptions and currently available data and are neither predictions nor guarantees of future events or performance. You should not place undue reliance on forward-looking statements, which speak only as of the date hereof. See “Risk Factors” and “Special Note Regarding Forward-Looking Statements” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, for a discussion of factors that could cause our actual results to differ from those expressed or implied by forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Overview

We historically delivered comprehensive WiFi/Software as a Service platform to make everyone’s connected home safe and supportive for life and work. We continue to grow and expand our Software as a Service (“SaaS”) operations as a digital service provider focused on integrating artificial intelligence and data analytics into content creation and brand management.

As part of our ongoing strategic initiatives, we are actively planning to develop and integrate blockchain technology into our operations in the future. This advancement is aimed at enhancing the security, transparency, and efficiency of our services and systems.

In line with our growth strategy, we are also targeting potential acquisitions in key sectors such as artificial intelligence (AI), hardware, and the Internet of Things (IoT). These acquisitions will enable us to strengthen our technological capabilities and expand our market presence.

Additionally, we are exploring entry into the Multi-Channel Network (MCN) business. Our goal is to serve as a bridge between influencers and the global market, facilitating valuable connections and expanding our reach in this rapidly evolving digital space.

These strategic initiatives reflect our commitment to innovation and expansion, positioning us for long-term growth and success in emerging industries.

Recent Developments

On June 30, 2025, FiEE (HK) Limited entered into an Asset Purchase Agreement with Hongyan Sun, Lin Lin, and Suzhou Yixuntong Network Technology Co., Ltd. (“Suzhou Yixuntong”), to acquire certain fixed assets and intellectual property, including patents and copyrights, of Suzhou Yixuntong. The total purchase price for the transaction was $1.4 million, which was partially paid as part of a simultaneous signing and closing transaction, completed on the same day. This transaction is expected to enhance the Company’s portfolio of intellectual property and fixed assets, aligning with its strategic goals.

Key Factors Affecting Our Performance

Generally, our gross margin for a given product depends on a number of factors, including the type of customer to whom we were selling. The gross margin for products sold to retailers is generally higher than for some of our other customers; however, the cost of sales, support, returns, and other overhead costs associated with our products sold to retailers is generally higher than for some of our other customers.

Our future growth is largely dependent on our ability to acquire new customers, which is crucial for expanding our SaaS operations. This will rely on the effectiveness of our marketing and sales efforts to reach teams and organizations across diverse industries. The success of our growth strategy, as well as our future prospects, hinges on our ability to attract and retain new customers. While we see a substantial market opportunity in the MCN business, continued investment in sales and marketing, research and development, and customer support will be essential to further grow our international customer base.

In order to sustain and expand our existing customer base, we prioritize ensuring that our customers continue to derive value from our SaaS offerings. By building long-term, meaningful relationships, we aim to help customers leverage our services to establish stronger connections in the global marketplace. As they increasingly recognize the value we provide, we expect them to expand their usage and upgrade their service plans, driving revenue growth within our current customer base. This approach underpins our strategy to enhance both customer retention and revenue growth over time.

Results of Operations

The Company continues to experience losses, which in part is due to costs related to our new SaaS operating platform launched in Q1 2025. In the three and six months ended June 30, 2025 and 2024, we generated net sales of $45 thousand and $0, respectively, and $45 thousand and $640 thousand, respectively.

The following table sets forth certain financial data derived from our condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024, presented in absolute dollars and as a percentage of net sales, with dollars and percentage change period over period:

	Three Months Ended				Six Months Ended
	June 30, 2025	June 30, 2024	$ Change	% Change	June 30, 2025	June 30, 2024	$ Change	% Change
Net sales	$44,993	$-	$44,993	N/A %	$45,118	$639,893	$(594,775)	(92.9)%
Cost of sales	43,930	-	43,930	N/A	44,680	432,634	(387,954)	(89.7)
Gross profit	1,063	-	1,063	N/A	438	207,259	(206,821)	(99.8)
Operating expenses:
Selling and marketing	16,811	45,134	(28,323)	(62.8)	16,811	66,171	(49,360)	(74.6)
General and administrative	603,744	566,514	37,230	6.6	944,240	1,585,030	(640,790)	(40.4)
Research and development	17,419	40,864	(23,445)	(57.4)	47,419	113,294	(65,875)	(58.1)
Vendor liability forgiveness, net of asset transfers	-	(164,026)	164,026	(100.0)	-	2,200,929	(2,200,929)	(100)
Total operating expenses	637,974	488,486	149,488	30.6	1,008,470	3,965,424	(2,956,954)	(74.6)

Operating loss	(636,911)	(488,486)	(148,425)	30.4	(1,008,032)	(3,758,165)	2,750,133	(73.2)

Total other expense	(2,769)	20	(2,789)	(13,945.0)	(5,558)	82	(5,640)	(6,878.0)

Loss before income taxes	(639,680)	(488,466)	(151,214)	31.0	(1,013,590)	(3,758,083)	2,744,493	(73.0)
Income taxes	-	(554)	554	(100.0)	-	(11,216)	11,216	(100.0)
Net loss	$(639,680)	$(487,912)	$(151,768)	31.1%	$(1,013,590)	$(3,746,867)	$2,733,277	(72.9)%

Comparison of the three and six months ended June 30, 2025 to the three and six months ended June 30, 2024

The following table sets forth our revenues by product and the changes in revenues for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024:

	Three Months Ended					Six Months Ended
	June 30, 2025	June 30, 2024	$ Change	% Change		June 30, 2025	June 30, 2024	$ Change	% Change
Cable modems & gateways	$-	$-	$-	N/A	%	$-	$638,804	$(638,804)	(100)%
Other network products	-	-	-	N/A		-	1,089	(1,089)	(100)
SaaS – MCN digital services	44,993	-	44,993	N/A		45,118	-	45,118	N/A
Total	$44,993	$-	$44,993	N/A	%	$45,118	$639,893	$(594,775)	(93)%

The majority of the Company’s revenues by geographic area are earned in North America for the three and six months ended June 30, 2024. For the three and six months ended June 30, 2025, the Company recognized revenue under a service agreement executed in March 2025, which governs content creation, account operations, and commercial monetization services.

Net Sales

Our net sales increased by $45 thousand for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase in net sales primarily reflects the Company’s strategic transition from legacy hardware operations to software-as-a-service (SaaS) solutions, with a new business focus on integrating artificial intelligence and big data into content creation and brand management. Notably, during March 2025, the new Company successfully secured its first customer orders and generated initial sales, marking a critical milestone in the strategic pivot. Our target clients are individuals or entities seeking to grow their online presence as influencers or content creators. As of June 30, 2025, the Company onboarded 245 customers, corresponding to prepaid service fees totaling $1.5 million, which underscore the early traction of the Company’s SaaS offerings.

Cost of Sales, Gross Margin and Gross Profit (Loss)

Cost of sales consisted primarily of the following: the cost of direct labor; the cost of finished products from our third-party manufacturers; overhead costs, including purchasing, product planning, inventory control, warehousing and distribution logistics; third-party software licensing fees; inbound freight; import duties/tariffs; warranty costs associated with returned goods; write-downs for excess and obsolete inventory; amortization of certain acquired intangibles and software development costs; and costs attributable to the provision of service offerings.

The increase in gross profit was attributable to less sales in 2024, largely resulting from the termination of the Motorola license. Our gross margin can be affected by a number of factors, including fluctuation in labor cost, foreign exchange rates, sales returns, changes in average selling prices, end-user customer rebates and other channel sales incentives, changes in our cost of goods sold due to fluctuations and increases in prices paid for components, overhead costs, inbound freight and duty/tariffs, conversion costs, and charges for excess or obsolete inventory.

The following table presents net sales and gross margin, for the periods indicated:

	Three Months Ended					Six Months Ended
	June 30, 2025	June 30, 2024	$ Change	% Change		June 30, 2025	June 30, 2024	$ Change	% Change
Net sales	$44,993	$-	$44,993	N/A	%	$45,118	$639,893	$(594,775)	(93)%
Gross margin	2.4%	-%				1.0%	32.4%

Gross profit decreased in the six month ended June 30, 2025, compared to the six months ended in the prior fiscal year period, primarily due to insufficient sales levels necessary to cover fixed costs and certain variable costs.

The gross margin for the three and six months ended June 30, 2025 is not representative of future trends, as the new business was in its initial launch phase during this period, incurring elevated upfront costs associated with market entry, product deployment, and operational ramp-up. Forecasting gross margin percentages is difficult, and there are several risks related to our ability to maintain or improve our current gross margin levels. Our cost of goods sold, as a percentage of net sales, can vary significantly based upon factors such as: uncertainties surrounding revenue volumes, including future pricing and/or potential discounts as a result of the economy, competition, the timing of sales, and related production level variances; and changes in technology components.

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

	Three Months Ended				Six Months Ended
	June 30, 2025	June 30, 2024	$ Change	% Change	June 30, 2025	June 30, 2024	$ Change	% Change
Selling and marketing	$16,811	$45,134	$(28,323)	(63)%	$16,811	$66,171	$(49,360)	(75)%

Selling and marketing expenses decreased by $28 thousand and $49 thousand in the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, primarily due to reductions in sales support costs in 2024 and lower operational scale during the initial phases of business development in 2025.

For the remainder of the fiscal year 2025, we expect our selling and marketing expenses to fluctuate depending on sales levels achieved as certain expenses, such as commissions, and are determined based upon the net sales achieved. Forecasting selling and marketing expenses is highly dependent on expected net sales levels and could vary significantly depending on actual net sales achieved in any given quarter. Marketing expenses may also fluctuate depending upon the timing, extent and nature of marketing programs.

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

	Three Months Ended				Six Months Ended
	June 30, 2025	June 30, 2024	$ Change	% Change	June 30, 2025	June 30, 2024	$ Change	% Change
General and administrative	$603,744	$566,514	$37,230	7%	$944,240	$1,585,030	$(640,790)	(40)%

General and administrative expenses increased by $37 thousand and decreased by $641 thousand in the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, primarily due to the reallocation of our business operation from hardware - focus to software - focus and cost reduction effort in 2024, which significantly reduced expenses associated with personnel, administrative support, and related infrastructure. Expenses from new SaaS business launched in Q1 2025 remained within projected budget for market-entry initiatives during its startup phase.

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

	Three Months Ended				Six Months Ended
	June 30, 2025	June 30, 2024	$ Change	% Change	June 30, 2025	June 30, 2024	$ Change	% Change
Research and development	$17,419	$40,864	$(23,445)	(57)%	$47,419	$113,294	$(65,875)	(58)%

Research and development expenses decreased by $23 thousand and $66 thousand in the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024. The R&D expense incurred in 2025 were primarily used for software subscriptions and support costs.

Research and development expenses may fluctuate depending on the timing and number of development activities and could vary significantly as a percentage of net sales, depending on actual net sales achieved in any given year.

In 2025, we entered into a collaboration with a new vendor to develop the “FiEE All-in-One Media Operations SaaS Platform”, which is designed to provide content creation, multi-platform publishing, data analytics, and collaboration tools for media teams and individual creators. The total contract price is $300 thousand, as of June 30, 2025, payable under the contract is $90 thousand. Development costs incurred for internal-use software are capitalized only during the application development stage.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents. As of June 30, 2025, we had cash and cash equivalents of $4.5 million as compared to $30 thousand on December 31, 2024. On June 30, 2025, we had no borrowings outstanding and working capital of $1.1 million. We have funded our operations and financing activities primarily through sale of our preferred stock and common stock. The Company’s ability to maintain adequate levels of liquidity depends in part on our ability to generate cash from operations and its ability to raise additional funds through equity or debt financing. The Company is evaluating options related to its liquidity. The Company will continue to monitor its costs in relation to its sales and adjust its cost structure accordingly.

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

Our consolidated financial statements as of June 30, 2025 were prepared under the assumption that we will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt exists about our ability to continue as a going concern, and we will require additional liquidity to continue operations beyond the next 12 months.

Our consolidated financial statements as of June 30, 2025 do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if we were unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or part of their investment.

Cash Flows

The following table presents our cash flows for the periods presented:

	For the Six Months Ended June 30,
	2025	2024
Cash provided by (used in) operating activities	$171,955	$(2,878,506)
Cash used in investing activities	-	-
Cash provided by (used in) financing activities	4,300,000	2,800,000
Effect of foreign exchange rate changes on cash	1,962	-
Net increase (decrease) in cash and cash equivalents	$4,473,917	$(78,506)

Cash Flows from Operating Activities. Cash used from operating activities of $172 thousand during the six months ended June 30, 2025 reflected our net loss of $1 million, adjusted for non-cash expenses, consisting primarily of $91 thousand in depreciation and amortization expense. Uses of cash included increase in other receivables of $520 thousand. Sources of cash included an increase of contract liabilities of $1.5 million.

Cash used from operating activities of $2.9 million during the six months ended June 30, 2024 reflected our net loss of $3.7 million, adjusted for non-cash expenses, consisting primarily of $426 thousand of stock-based compensation expense, $238 thousand in depreciation and amortization expense, and $2.2 million in vendor forgiveness, net of asset transfers. Uses of cash included a decrease in accounts payable of $3.1 million. Sources of cash included primarily a decrease of accounts receivable of $731 thousand, inventories of $404 thousand, and accrued expenses of $16 thousand.

Cash Flows from Investing Activities. During each of the six months ended June 30, 2025 and 2024, the Company had no cash flows generated or used by investing activities.

Cash Flows from Financing Activities. Cash provided from financing activities during the six months ended June 30, 2025 consisted of proceeds from issuance of common stock of $4 million, net proceeds from the issuance of convertible note of $300 thousand.

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

At June 30, 2025, we believe our current cash and cash equivalents may not be sufficient to fund working capital requirements, capital expenditures and operations during the next twelve months. Our ability to continue as a going concern will depend on our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce or contain expenditures and increase revenues. Based on these factors, management determined that there is substantial doubt regarding our ability to continue as a going concern. The Company will continue to monitor its costs in relation to its sales and adjust accordingly.

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

At June 30, 2025, we have Federal net operating loss carry forwards of approximately $70 million available to reduce future taxable income. A valuation allowance has been established for the full amount of deferred income tax assets as management has concluded that it is more-likely than-not that the benefits from such assets will not realize the benefits of our deferred tax assets. As a result, as of June 30, 2025 and December 31, 2024, we recorded a full valuation allowance against our net deferred tax assets.

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

Commitments and Contractual Obligations

During the six months ended June 30, 2025, except as otherwise disclosed in this Form 10-Q, there were no material changes to our capital commitments and contractual obligations from those disclosed in our Form 10-K for the year ended December 31, 2024.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of June 30, 2025. See Note 5 to the accompanying consolidated financial statements for additional disclosure.

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

Our critical accounting policies and estimates, which are revenue recognition, product returns, inventory valuation and costs of goods sold, warrants, valuation of deferred tax assets are described under “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024. For the three and six months ended June 30, 2025, the Company’s critical accounting policies is revenue recognition, and no critical accounting estimates were identified.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this Item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

In connection with the preparation of this Quarterly Report on the Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer of the Company, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2025. Based upon that evaluation and other than as disclosed herein, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not operating effectively due to the material weakness in internal control over financial reporting described below.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In the course of preparing our financial statements for the quarter ended June 30, 2025, management identified a material weakness in our internal control over financial reporting that existed due to insufficient accounting staffing during the Company’s restructuring and new business launch, resulting in reduced review capabilities and prior-period errors which have since been corrected. The Company was not able to attract, develop and retain sufficient resources to fulfill internal control responsibilities during the first half of 2025, resulting in the lack of a sufficient complement of personnel with an appropriate degree of knowledge and experience as of the quarter ended June 30, 2025.

Plan of Remediation of Material Weakness in Internal Control Over Financial Reporting

To address the material weakness, management has developed and is actively implementing the following remediation plan:

●	Increase Accounting Staffing: We will allocate additional resources to the accounting department, including hiring additional personnel with the required U.S. GAAP and SEC expertise, to ensure sufficient staffing levels for accurate and timely financial reporting.

●	Enhance Review Processes: Management will enhance the review and approval procedures for journal entries and financial reporting, including establishing more rigorous internal controls and implementing a formalized review process for all significant financial transactions.

●	Training and Development: We will provide additional training to key personnel involved in the financial reporting process to enhance their knowledge and capability in identifying and addressing accounting and financial reporting issues.

●	Ongoing Monitoring and Evaluation: Management will continuously monitor and assess the effectiveness of these measures to ensure that the remediation efforts are achieving their intended objectives.

We will continue to evaluate and improve our internal control over financial reporting to address this issue and ensure the effectiveness of our financial reporting processes. Although we have taken steps to implement our remediation plan, the material weakness will not be considered remediated until the enhanced controls operate for a sufficient period of time and management has concluded, through testing, that the related controls are effective. We will continue to monitor the effectiveness of our remediation plan and refine the remediation plan as appropriate.

Changes in Internal Control Over Financial Reporting

The Company is in the process of implementing certain changes in its internal controls to remediate the material weakness described above. Except as noted above, no change to the Company’s internal control over financial reporting occurred during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

(A) Unregistered Sales of Equity Securities

On May 9, 2025, the Company entered into, and simultaneously closed the transactions under, a Securities Purchase Agreement with Cao Yu, the Company’s Chief Financial Officer, pursuant to which the Company sold 1,585,366 shares of the Company’s common stock to Cao Yu for an aggregate purchase price of $2,600,000.

On May 9, 2025, the Company entered into, and simultaneously closed the transactions under, a Securities Purchase Agreement with Hu Bin, a director of the Company, pursuant to which the Company sold 853,659 shares of the Company’s common stock to Hu Bin for an aggregate purchase price of $1,400,000.

On May 9, 2025, the Company entered into a Purchase Agreement (the “Helena Purchase Agreement”) with Helena Global Investment Opportunities I Ltd. (“Helena”) whereby the Company shall have the right to issue and sell to Helena, from time to time, and Helena shall purchase from the Company, up to $15,000,000 of the Company’s common stock. On May 14, 2025, the Company issued 71,572 shares of the Company’s common stock to Helena pursuant to the Helena Purchase Agreement.

(B) Use of Proceeds

Not applicable.

(C) Issuer Purchases of Equity Securities

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

During the quarter ended June 30, 2025, no director or officer of FiEE adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408(a) of Regulation S-K.

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

FIEE, INC. (Registrant)

Date: August 13, 2025	By:	/s/ Li Wai Chung
Li Wai Chung Chief Executive Officer and President (on behalf of Registrant and as Principal Executive Officer)