Form 10-K/A
period 2024-12-31
FiEE, Inc.
filed 2025-08-20
CIK 1467761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

(833) 966-4646

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12 (b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange on which Registered
Common Stock, $0.01 par value	FIEE	The Nasdaq Capital Market

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

EXPLANATORY NOTE

This Amendment No. 2 (this “Amendment No. 2”) to the Annual Report on Form 10-K of FiEE, Inc. (the “Company”) for the year ended December 31, 2024, amends the Company’s Form 10-K for the fiscal year ended December 31, 2024, originally filed with the U.S. Securities and Exchange Commission (“SEC”) on April 10, 2025 (as amended on April 30, 2025, the “Original Filing”).

The Company is filing this Amendment No. 2 to address management’s re-evaluation of disclosure controls and procedures and to reflect the identification of a material weakness in the Company’s disclosure controls and procedures and internal control over financial reporting. The material weakness did not result in any change to the Company’s consolidated financial statements as set forth in the Original Filing. This Amendment No. 2 is limited in scope to make the following changes:

●	To amend Part II, Item 9A. Controls and Procedures to reflect management’s conclusion that the Company’s disclosure controls and procedures were not effective as of December 31, 2024, due to a material weakness in the Company’s internal control over financial reporting identified subsequent to the date of the Original Filing.

●	To amend Part IV, Item 15. Exhibits and Financial Statement Schedules to include currently dated certifications from the Company’s principal executive officer and principal financial officer required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, which have been executed and are filed herewith as Exhibits 31.1, 31.2, 32.1 and 32.1 to this Amendment No. 2.

Except as described above, no other changes are being made to the Original Filing. Further, except as expressly stated, this Amendment No. 2 does not reflect events occurring after the filing of the Original Filing or modify or update in any way any of the other items or disclosures contained in the Original Filing, including, without limitation, the Company’s consolidated financial statements. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing and the Company’s other filings with the SEC subsequent to the filing of the Original Filing.

PART II

ITEM 9A. – CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the preparation of the Original Filing, we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2024. At the time of the Original Filing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024. Subsequent to that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2024.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or judgments by management are also required in evaluating the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. At the time of the Original Filing, our management concluded that as of December 31, 2024, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of this assessment with our Board of Directors. Subsequent to that evaluation, our management concluded that, due to the material weakness in our internal control over financial reporting described below, our internal control over financial reporting was not effective as of December 31, 2024.

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

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In the course of preparing our financial statements for the quarter ended June 30, 2025, management identified a material weakness in our internal control over financial reporting that existed due to insufficient accounting staffing during the Company’s restructuring and new business launch, resulting in reduced review capabilities and prior-period errors which have since been corrected. The Company was not able to attract, develop and retain sufficient resources to fulfill internal control responsibilities, resulting in the lack of a sufficient complement of personnel with an appropriate degree of knowledge and experience. It was determined that this material weakness existed as of December 31, 2024.

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

Changes in Internal Control Over Financial Reporting

The Company is in the process of implementing certain changes in its internal controls to remediate the material weakness described above. Except as noted above, no change to the Company’s internal control over financial reporting occurred during the year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART IV

Item 15. Exhibits and Consolidated Financial Statement Schedules

The following documents are filed as part of this report:

(1)	Financial Statements

No financial statements are filed with this Amendment No. 2. These items were included as part of the Original Filing.

(2)	Financial Statement Schedules

None.

(3)	Exhibits

The exhibits listed in the Original Filing are required by Item 601 of Regulation S-K. A list of the exhibits filed with this Amendment No. 2 are provided below

Exhibit No.	Description
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	In accordance with Item 601(b)(32)(ii) of Regulation S-K, the certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIEE, INC.
(Registrant)

Date: August 20, 2025	By:	/s/ Li Wai Chung
Li Wai Chung
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Li Wai Chung	Chief Executive Officer and President	August 20, 2025
Li Wai Chung	(principal executive officer)

/s/ Yu Cao	Chief Financial Officer, Treasurer and Secretary, and Director	August 20, 2025
Yu Cao	(principal financial and accounting officer)

/s/ Hu Bin	Director	August 20, 2025
Hu Bin

/s/ David Natan	Director	August 20, 2025
David Natan

/s/ Chan Oi Fat	Director	August 20, 2025
Chan Oi Fat