Form 10-Q/A
period 2025-03-31
FiEE, Inc.
filed 2025-08-20
CIK 1467761

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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment No. 1”) to the Quarterly Report on Form 10-Q of FiEE, Inc. (the “Company”) for the quarterly period ended March 31, 2025, amends the Company’s Form 10-Q for the quarterly period ended March 31, 2025, originally filed with the U.S. Securities and Exchange Commission (“SEC”) on May 15, 2025 (the “Original Filing”).

The Company is filing this Amendment No. 1 to address management’s re-evaluation of disclosure controls and procedures and to reflect the identification of a material weakness in the Company’s disclosure controls and procedures and internal control over financial reporting. The material weakness did not result in any change to the Company’s unaudited condensed consolidated financial statements as set forth in the Original Filing. This Amendment No. 1 is limited in scope to make the following changes:

●	To amend Part I, Item 4. Controls and Procedures to state management’s conclusion that the Company’s disclosure controls and procedures were not effective as of March 31, 2025 due to a material weakness in the Company’s internal control over financial reporting identified subsequent to the date of the Original Filing.

●	To amend Part II, Item 6. Exhibits to include currently dated certifications from the Company’s principal executive officer and principal financial officer required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, which have been executed and are filed herewith as Exhibits 31.1, 31.2, 32.1 and 32.1 to this Amendment No. 1.

Except as described above, no other changes are being made to the Original Filing. Further, except as expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the Original Filing or modify or update in any way any of the other items or disclosures contained in the Original Filing, including, without limitation, the Company’s unaudited condensed consolidated financial statements. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and the Company’s other filings with the SEC subsequent to the filing of the Original Filing.

PART I: FINANCIAL INFORMATION

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

In connection with the preparation of the Original Filing, we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2025. At the time of the Original Filing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025. Subsequent to that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2025.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In the course of preparing our financial statements for the quarter ended June 30, 2025, management identified a material weakness in our internal control over financial reporting that existed due to insufficient accounting staffing during the Company’s restructuring and new business launch, resulting in reduced review capabilities and prior-period errors which have since been corrected. The Company was not able to attract, develop and retain sufficient resources to fulfill internal control responsibilities, resulting in the lack of a sufficient complement of personnel with an appropriate degree of knowledge and experience. It was determined that this material weakness existed as of March 31, 2025.

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

Changes in Internal Control Over Financial Reporting

The Company is in the process of implementing certain changes in its internal controls to remediate the material weakness described above. Except as noted above, no change to the Company’s internal control over financial reporting occurred during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II: OTHER INFORMATION

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

4