Form 10-Q
period 2025-09-30
FiEE, Inc.
filed 2025-11-12
CIK 1467761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Yes ☐   No ☒

As of November 10, 2025, the registrant had 6,295,961 shares of common stock, $0.01 par value per share, outstanding.

FIEE, INC. AND SUBSIDIARIES

i

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIEE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$5,905,372	$30,162
Accounts receivable	187,347	-
Other receivable	430,822	-
Prepaid expenses and other current assets	205,937	134,757
Total current assets	6,729,478	164,919

Property, equipment and software, net	322,803	119,871
Operating lease right-of-use assets, net	44,811	-
Intangible assets	1,171,093	-
Deferred offering costs	150,000	-
Other assets	89,725	22,245
Total assets	$8,507,910	$307,035

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$146,946	$143,414
Contract liabilities	2,460,483	-
Other payables	785,457	-
Accrued expenses and other current liabilities	855,348	293,613
Convertible note payable to related party	308,671	-
Current maturities of operating lease liabilities	44,193	-
Total current liabilities	4,601,098	437,027
Total liabilities	4,601,098	437,027

Commitments and Contingencies (Note 6)

Stockholders’ equity (deficit)
Preferred Stock, authorized: 10,000,000 shares at $0.001 par value, including 3,000,000 shares designated as Series A Convertible Preferred Stock at $0.001 par value; 2,305,357 Series A shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively.	1,639,779	1,639,779
Common Stock, authorized: 60,000,000 shares at $0.01 par value; issued and outstanding: 6,295,961 shares at September 30, 2025 and 3,713,792 shares at December 31, 2024, respectively	62,960	37,138
Additional paid-in capital	100,161,708	94,886,147
Accumulated deficit	(97,960,588)	(96,694,013)
Accumulated other comprehensive income	2,953	957
Total stockholders’ equity (deficit)	3,906,812	(129,992)
Total liabilities and stockholders’ equity (deficit)	$8,507,910	$307,035

See accompanying notes to the unaudited condensed consolidated financial statements.

FIEE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net sales	$1,939,542	$-	$1,984,660	$639,893
Cost of sales	291,739	-	336,419	432,634
Gross profit	1,647,803	-	1,648,241	207,259

Operating expenses:
Selling and marketing	32,349	-	49,160	66,171
General and administrative	1,716,060	625,067	2,660,300	2,210,097
Research and development	-	-	47,419	113,294
Vendor liability forgiveness, net of asset transfers	-	-	-	2,200,929
Total operating expenses	1,748,409	625,067	2,756,879	4,590,491

Operating loss	(100,606)	(625,067)	(1,108,638)	(4,383,232)

Other income (expense):
Interest income (expense), net	(3,246)	-	(8,673)	82
Foreign currency exchange loss	(8,948)	-	(9,079)	-
Total other income (expense)	(12,194)	-	(17,752)	82

Loss before income taxes	(112,800)	(625,067)	(1,126,390)	(4,383,150)

Income tax expense (benefit)	140,185	-	140,185	(11,216)

Net loss	$(252,985)	$(625,067)	$(1,266,575)	$(4,371,934)

Net loss per share:
Basic and diluted	$(0.04)	$(0.21)	$(0.25)	$(1.47)

Basic and diluted weighted average common and common equivalent shares	6,295,961	3,022,805	5,037,981	2,972,118

See accompanying notes to unaudited condensed consolidated financial statements.

FIEE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

For the nine months ended September 30, 2025

	Preferred Stock		Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balance at December 31, 2024	2,305,357	$1,639,779	3,713,792	$37,138	$94,886,147	$(96,694,013)	$957	$(129,992)
Net loss	-	-	-	-	-	(373,910)	-	(373,910)
Balance at March 31, 2025	2,305,357	$1,639,779	3,713,792	$37,138	$94,886,147	$(97,067,923)	$957	$(503,902)
Net loss	-	-	-	-	-	(639,680)	-	(639,680)
Foreign currency translation	-	-	-	-	-	-	1,962	1,962
Common Stock Issuance	-	-	2,510,597	25,106	4,049,894	-	-	4,075,000
Balance at June 30, 2025	2,305,357	$1,639,779	6,224,389	$62,244	$98,936,041	$(97,707,603)	$2,919	$2,933,380
Net loss	-	-	-	-	-	(252,985)	-	(252,985)
Foreign currency translation	-	-	-	-	-	-	34	34
Issuance of warrants for service	-	-	-	-	1,074,716	-	-	1,074,716
Stock-based compensation	-	-	-	-	76,667	-	-	76,667
Common Stock Issuance	-	-	71,572	716	74,284	-	-	75,000
Balance at September 30, 2025	2,305,357	$1,639,779	6,295,961	$62,960	$100,161,708	$(97,960,588)	$2,953	$3,906,812

See accompanying notes to unaudited condensed consolidated financial statement.

FIEE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

For the nine months ended September 30, 2024

	Preferred Stock		Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balance at December 31, 2023	-	$-	2,789,020	$27,890	$92,556,805	$(92,469,735)	$957	$115,917
Net loss	-	-				(3,258,955)		(3,258,955)
Preferred stock issuance	2,000,000	1,358,573				-	-	1,358,573
Issuance of warrants	-				1,441,427	-	-	1,441,427
Stock-based compensation	-	-	176,880	1,769	424,512	-	-	426,281
Balance at March 31, 2024	2,000,000	$1,358,573	2,965,900	$29,659	$94,422,744	$(95,728,690)	$957	$83,243
Net loss	-	-	-	-	-	(487,912)	-	(487,912)
Balance at June 30, 2024	2,000,000	$1,358,573	2,965,900	$29,659	$94,422,744	$(96,216,602)	$957	$(404,669)
Net loss	-	-	-	-	-	(625,067)	-	(625,067)
Stock-based compensation	-	-	747,892	7,479	463,403	-	-	470,882
Balance at September 30, 2024	2,000,000	$1,358,573	3,713,792	$37,138	$94,886,147	$(96,841,669)	$957	$(558,854)

See accompanying notes to unaudited condensed consolidated financial statements.

FIEE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows used in operating activities:
Net loss	$(1,266,575)	$(4,371,934)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	224,789	290,130
Amortization of right-of-use assets	34,852	22,512
Non-cash interest expense	8,671	-
Stock-based compensation	76,667	431,681
Issuance of warrants for service	1,074,716	-
Provision for accounts receivable allowances	-	(29,741)
Vendor liability forgiveness, net of asset transfers	-	2,200,929

Changes in operating assets and liabilities:
Accounts receivable	(187,347)	731,118
Other receivable	(430,822)	-
Inventories	-	404,299
Prepaid expenses and other current assets	(71,180)	11,660
Other assets	(67,480)	27,318
Accounts payable	3,532	(3,084,966)
Contract liabilities	2,460,483	-
Other payables	92,258	-
Accrued expenses and other current liabilities	561,735	(393,574)
Operating lease liabilities	(35,470)	(22,512)
Net cash provided by (used in) operating activities	2,478,829	(3,783,080)

Cash flows from investing activities:
Purchase of property and equipment	(6,095)	-
Purchase of intangible assets	(900,000)	-
Net cash used in investing activities	(906,095)	-

Cash flows from financing activities:
Proceeds from preferred stock issuance	-	2,800,000
Proceeds from the issuance of common stock	4,000,000	465,482
Proceeds from the issuance of convertible note	300,000	-
Net cash provided by financing activities	4,300,000	3,265,482

Effect of foreign exchange rate changes on cash	2,476	-

Net increase (decrease) in cash and cash equivalents	5,875,210	(517,598)
Cash and cash equivalents - Beginning	30,162	709,322
Cash and cash equivalents - Ending	$5,905,372	$191,724

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$11,125

Supplemental disclosures of non-cash investing and financing activities:
Non-cash common stocks issued that were recognized in deferred offering costs	$150,000	$-
Obtaining right-of-use assets in exchange for operating lease liability	$79,580	$-
Purchase of property and equipment, and intangible assets through increase in other payables	$680,000	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

FIEE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) NATURE OF OPERATIONS AND BASIS OF PRESENTATION

FiEE, Inc. (formerly, Minim, Inc.) was founded in 1977 as a networking company and pivoted into delivering intelligent software to protect and improve the WiFi connections we depend on to work, learn, and live. FiEE held the exclusive global license to design, manufacture, and sell consumer networking products under the Motorola brand until 2023. Our cable and WiFi products, with an intelligent operating system and bundled mobile app, were sold in leading retailers and e-commerce channels in the United States (“U.S.”). Our AI-driven cloud software platform and applications make network management and security simple for home and business users, as well as the service providers that assist them—leading to higher customer satisfaction and decreased support burden.

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

We continue to grow and expand our operations as a digital service provider focused on integrating artificial intelligence and data analytics into content creation and brand management. We offer a range of SaaS solutions through a cloud-based platform designed to support our clients in developing, managing, and optimizing their digital presence across global platforms, including customized graphic and posts, short videos, and editorial calendars aligned with brand goals.

We provide digital content management solutions and brand growth strategies primarily through three service verticals: (1) digital account management, (2) content operations and growth analytics, and (3) community engagement and creator partnerships. These services are structured to support clients at varying stages of digital development, from initial account setup to multi-platform brand promotion. Additionally, we offer comprehensive software development and maintenance services, delivering custom software solutions from system design and development to deployment and post-launch maintenance.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. These judgments, estimates and assumptions made by the Company include, but are not limited to revenue recognition, expected credit losses; contract liabilities (sales returns); valuation allowance for deferred income tax assets; write-downs of inventory for slow-moving and obsolete items and stock-based compensation. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results may differ from those estimates under different assumptions or conditions and the differences may be material.

Liquidity

The Company’s operations have historically been financed through the issuance of common stock and preferred stock. Since inception, the Company has incurred significant losses and negative cash flows from operations. During the nine months ended September 30, 2025, the Company incurred a net loss of $1.3 million, and used cash from investing of $906 thousand, which was offset by $2.5 million in cash provided from operating activities and $4.3 million in cash provided from financing activities. As of September 30, 2025, the Company had an accumulated deficit of $98 million and cash and cash equivalents of $5.9 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the date the condensed consolidated financial statements were issued. The Company will continue to monitor its costs in relation to its sales and adjust its cost structure accordingly.

The Company’s condensed consolidated financial statements as of September 30, 2025, do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern. If the Company is unable to raise additional capital and is therefore unable to continue as a going concern, it may have to liquidate its assets and may receive less than the value at which those assets are carried on its consolidated financial statements, and it is likely that investors will lose all or part of their investment.

Non-Binding Letter of Intent and Asset Purchase Agreement

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

The Company and the Sellers expect to complete the Potential Transaction as soon as reasonably practicable, but in no event later than six (6) months after signing of the LOI (the “Long-Stop Date”). The Sellers have agreed that, from the date of the LOI through the Long-stop Date, or the date when the Company informs the Sellers that the exclusivity expires, whichever occurs earlier, the Sellers shall refrain, directly or indirectly from (i) soliciting offers from third parties to acquire Target Company and/or its business, and from offering Target Company or its business to any person, firm, group or corporation other than the Company; and (ii) entering into any agreement aimed at selling or otherwise transferring Target Company or the business or that may otherwise prevent the parties from consummating the Potential Transaction.

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2024. The Company’s significant accounting policies have no material changes during the nine months ended September 30, 2025, except for the following updates resulting from transactions that occurred and the establishment of a new operating subsidiary during the current period.

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

Property, Equipment and Software

Property, equipment and software primarily consisted of equipment, vehicles, and internal-use software customized by a vendor, which are stated at cost, and are depreciated or amortized on a straight-line basis over their estimated useful lives, which is generally three to five years. Maintenance and repairs are charged to expense as incurred. Significant improvements that substantially enhance the useful life of an asset are capitalized and depreciated. When assets are retired or disposed of, the cost together with related accumulated depreciation is removed from the balance sheet and any resulting gain or loss is reflected in the Company’s statements of operations in the period realized. Costs incurred to develop internal-use software are capitalized only during the application development stage.

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

Income Taxes

Entity incorporated in Hong Kong is subject to Hong Kong Profits Tax at a rate of 8.25% on the first HKD 2 million of assessable profits and at 16.5% thereon. There are no withholding taxes on the payment of dividends by entities incorporated in Hong Kong to their shareholders.

For the three and nine months ended September 30, 2025, the Company recorded an income tax expense of $140,185, while the Company had a consolidated pretax loss. This expense relates entirely to the current Hong Kong profits tax attributable to the profitable operations of the Hong Kong subsidiary during the third quarter of 2025. No income tax provision has been made for the US corporation due to the net operating losses carryover, and no income tax benefit related to the net operating losses is recognized, as a full valuation allowance is established for the US corporation.

The significant difference between the effective tax rate and the Hong Kong statutory rate for the three-month period is primarily attributable to the prior period operating loss incurred in the Hong Kong subsidiary for which no income tax benefit was recognized as a result of a full valuation allowance.

The Company has evaluated the potential impact of the Global Intangible Low-Taxed Income (“GILTI”) provisions under U.S. tax law. As the Hong Kong subsidiary commenced its profitable operations only in the current quarter and the Company has no other relevant foreign operations, the GILTI tax impact was not material to the income tax provision for the three and nine months ended September 30, 2025. Accordingly, no GILTI tax has been provided in the current period.

Segment reporting

The Company operates as a single operating segment. The Company’s chief operating decision maker, its Chief Executive Officer, reviews financial information on an aggregate basis for the purposes of allocating resources and evaluating financial performance. The Company’s primary operations were historically in the United States, and prior to the end of 2024, it derived substantially all of its revenue from sales to customers in the U.S. Beginning in March 2025, following the expansion of its operations in Hong Kong, the Company has derived all its revenues from Hong Kong. As of December 31, 2024, the Company had no significant long-lived assets. As of September 30, 2025, the Company’s long-lived assets are mainly located in Hong Kong.

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

For the three and nine months ended September 30, 2025, significant segment expenses that are regularly provided to the CODM and included in this measure consist of cost of revenues, selling, general, and administrative expenses, specifically, professional expenses for the relisting. The amounts of these expenses are presented in the condensed consolidated statements of operations.

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

Revenues from SaaS service- MCN Digital Service in 2025

The Company expands SaaS operations as a digital service provider, delivering full-cycle services to brand clients through legally binding agreements since March 2025. The Company offers full-service account management, content production, and targeted promotion to grow followers across key platforms. Service packages customizable via the SaaS portal. Customers may purchase value-added services with or after their purchases of basic package. The Company's services comprise two distinct performance obligations: (1) the basic service, which represents a single performance obligation as the promises for account setup, SaaS platform access, account management, and basic digital content creation and publishing are highly interdependent and bundled together; and (2) the value-added services, which represents a performance obligation for additional digital content created and customized to meet the customer's special request. Each with a standalone transaction price. The Company recognizes revenues from basic services ratably over the contract term beginning on the commencement date of each contract. The revenues from value-added services are recognized at a point in time when customers approve or accept the value-added services or system automatically approves whichever is later. The Company requires an upfront payment for the services, which is non-refundable upon execution of the contract. Customers retain the right to terminate the contract prior to its expiration date, subject to the early termination fees, including information transfer fee and fan development fee.

Revenues from Software Service in 2025

The Company enters into bundled arrangements that typically include the sale of on-premise software licenses, customized modules, and maintenance and support (“M&S”) services. These arrangements are evaluated to determine whether the promises represent distinct performance obligations. The customized modules are highly interdependent and interrelated with the software license and are therefore combined with the license as a single performance obligation, while the M&S services are capable of being distinct and are accounted for as a separate performance obligation. The M&S services are provided free of charge for a specified contract period, typically encompassing the first year of service following software delivery.

The transaction price is allocated to each performance obligation based on their relative stand-alone selling prices (“SSP”). The SSP for the combined software license and customized modules, and M&S services is determined using the adjusted market assessment approach, which considers market conditions, competitive pricing, the Company’s market position, expected profit margins, and cost structure. Contracts include retention fees that represent variable consideration, as their payment is contingent upon no major defects being identified within a specified period. These retention fees are excluded from the initial transaction price. The related revenue is recognized only when it’s probable that a significant reversal will not occur. Contracts for software licensing and M&S services generally include a renewal option for M&S services; however, the renewal option to acquire additional services is neither offered free of charge nor at a discount and accordingly does not represent a material right.

The Company provides assurance-type warranties to ensure that the delivered software complies with agreed-upon specifications. These warranties do not constitute a separate performance obligation as they cannot be purchased separately and do not provide a service beyond remedying defects to bring the software to the specified standard.

The Company’s contracts typically specify a payment schedule whereby payments from the customer are linked to the signing of the contract and the achievement of specific milestones. Contracts are generally fixed price, and the Company has elected the practical expedient not to adjust the promised consideration for the effects of a significant financing component when the period between transfer of goods or services and customer payment is one year or less.

Revenue from the combined software license and customized modules is recognized over time as the Company fulfills its performance obligations by developing and enhancing the software assets throughout the project period. The Company applies the output method to measure progress toward complete satisfaction of this performance obligation, specifically using the achievement of contractual milestones as the basis for recognizing revenue. The amount of revenue recognized reflects a direct measurement of the value transferred upon completion of each milestone. Revenue from maintenance and support services is recognized over time on a straight-line basis over the M&S contract period. This recognition pattern reflects the continuous transfer of services to the customer, who simultaneously receives and consumes the benefits of these services throughout the service period.

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

As of September 30, 2025, the remaining performance obligation related to MCN digital services purchased and paid for in advance by customers for basic and value-added packages amounted to $2,460,483, equaling the balance of contract liabilities. This amount is expected to be recognized as revenue within the next 12 months.

The remaining performance obligation for software service as of September 30, 2025 was $271,654, excluding retention fee. This amount relates to unsatisfied performance obligations for the combined software license and customized modules, which are expected to be recognized as revenue upon the completion and customer acceptance of specific milestones, predominantly within the next 2 months.

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

Contract Balances

The Company records accounts receivable when it has an unconditional right to the consideration. The accounts receivable balances were $187,347 and $0 as of September 30, 2025 and December 31, 2024, respectively. Contract liabilities are recorded when customers remit payment prior to revenue recognition, representing the Company’s obligation to transfer services in the future. Liabilities arise upon customer order placement. The Company did not have contract liabilities at December 31, 2024, while the ending balance at September 30, 2025 was $2,460,483.

Disaggregation of Revenue

The following table sets forth our revenues by distribution channel:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Retailers	$-	$-	$-	$638,904
Other online and offline channels	1,939,542	-	1,984,660	989
	$1,939,542	$-	$1,984,660	$639,893

The following table sets forth our revenues by product:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cable modems & gateways	$-	$-	$-	$638,804
Other networking products	-	-	-	1,089
SaaS – MCN digital services	1,752,196	-	1,797,314	-
Software services	187,346	-	187,346	-
	$1,939,542	$-	$1,984,660	$639,893

(4) BALANCE SHEET COMPONENTS

Property, equipment and software, net

Property, equipment and software, net consists of the following:

	As of September 30, 2025	As of December 31, 2024
Internal use software	$181,139	$-
Equipment	2,628,519	2,621,706
Vehicles	133,837	-
Total property, equity and software	2,943,495	2,621,706
Accumulated depreciation and amortization	(2,620,692)	(2,501,835)
Total property, equipment and software, net	$322,803	$119,871

For the three months ended September 30, 2025 and 2024, depreciation and amortization was $47 thousand and $75 thousand, respectively. Depreciation and amortization expense was $119 thousand and $243 thousand for the years ended September 30, 2025 and 2024, respectively.

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

Intangible assets consisted of the following at September 30, 2025 and December 31, 2024:

	As of September 30, 2025			As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired group of proprietary software	$1,277,026	$(105,933)	$1,171,093	$-	$-	$-
	$1,277,026	$(105,933)	$1,171,093	$-	$-	$-

Amortization expense was $106 thousand and $0 thousand in the three months ended September 30, 2025 and 2024, respectively. Amortization expense was $106 thousand and $33 thousand in the nine months ended September 30, 2025 and 2024, respectively.

Estimated amortization expenses for the future years are as follows:

Years ending December 31,	Amortization
2025	$113,045
2026	423,219
2027	423,219
2028	211,610
Total	$1,171,093

Prepaid and other current assets

Prepaid and other current assets consist of the following:

	September 30, 2025	December 31, 2024
Insurance fee	$55,561	$119,757
Cloud hosting fee	85,780	-
Professional fees	40,000	-
Other	24,596	15,000
Total prepaid and other current assets	$205,937	$134,757

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30, 2025	December 31, 2024
Payroll & related benefits	$180,506	$-
Professional fees	377,613	185,000
Sales allowances	26,905	26,905
Sales and use tax	81,708	81,708
Income tax payable	140,268	-
Other(1)	48,348	-
Total accrued expenses and other current liabilities	$855,348	$293,613

(1)	There was a balance of $7,232 due to a stockholder of the Company, Cao Yu, which represents the amount paid by Cao Yu to support the Company’s normal operating activities.

Other payables

As of September 30, 2025, other payables included $500 thousand for the assets acquisition, $180 thousand for a software development, $85 thousand for software maintenance and $20 thousand for advanced hosting fee, all payable to a single vendor.

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

The components of lease expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease costs	$15,515	$-	$36,461	$22,512
Short-term lease costs	-	-	-	14,050
Total lease costs	$15,515	$-	$36,461	$36,562
Cash paid for amounts included in the measurement of lease liabilities	$28,857	$-	$40,178	$22,512

The weighted-average remaining lease term and discount rate were as follows:

	Period Ended September 30,
	2025	2024
Operating leases:
Weighted average remaining lease term (years)	0.77	0.0
Weighted average discount rate	4.65%	0.0%

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

The Company did not incur royalty expenses under the License Agreement for the three and nine months ended September 30, 2025 and 2024.

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

In March 2025, the Company entered into a software development service contract with a vendor to customize and develop an internal-use software. The total contract price is $300 thousand, of which $180 thousand was due and included in the balance of other payables. The remaining $90 thousand is expected to be due before the end of 2025, and $30 thousand will be due in 2026.

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

The Company reviews the status of its legal proceedings and records a provision for a liability when it is considered probable that both a liability has been incurred and the amount of the loss can be reasonably estimated. This review is updated periodically as additional information becomes available. If both criteria are not met, the Company reassesses whether there is at least a reasonable possibility that a loss, or additional losses, may be incurred. If there is a reasonable possibility that a loss may be incurred, the Company discloses the estimate of the amount of the loss or range of losses - that the amount is not material, or that an estimate of the loss cannot be made. At September 30, 2025, the Company is not currently a party to any legal proceedings that, if determined adversely to the Company, in management’s opinion, are currently expected to individually or in the aggregate have a material adverse effect on the Company’s business, operating results or financial condition taken as a whole. The Company expenses its legal fees as incurred.

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

(7) SIGNIFICANT CUSTOMER AND DEPENDENCY ON KEY SUPPLIERS

During the three and nine months ended September 30, 2025, the Company did not have sales or outstanding accounts receivable balance that accounted for 10% of greater individually of the Company’s total net sales and accounts receivable, respectively.

(8) CONVERTIBLE NOTE PAYABLE TO RELATED PARTY

The Company entered into an unsecured promissory note (the “Convertible Note”) effective February, 18, 2025, with David Lazar, a stockholder holding more than 10% of the Company’s outstanding shares and a former officer and director. Under the terms of the Convertible Note, the Company agreed to pay Mr. Lazar a principal amount of $300,000, bearing interest at an annual rate of approximately 4.34%, with the full principal and interest balance due on or before December 31, 2025. Upon stockholders’ approval, the Convertible Note will automatically convert into shares of the Company’s common stock at a conversion price of $0.25 per share.

The Convertible Note to related party is accounted for as a single liability in accordance with Accounting Standards Update (ASU) 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. As of September 30, 2025, the Convertible Note was recorded at an aggregate amount of $308,671, which includes $8,671 of accrued interest.

(9) RELATED PARTY TRANSACTION

The Company had the following related party transactions during the three and nine months ended September 30, 2025 and 2024:

●	Lease from the Company’s former officer, see Note 5 for details.

●	Amount paid by a shareholder for operating activities and the balance due as of September 30, 2025. See Note 4 for details.

●	Convertible note issued to a related party. See Note 8 for details.

●	Equity transactions with shareholders. See Note 11 for details.

(10) LOSS PER SHARE

Net loss per share for the three and nine months ended September 30, 2025 and 2024, respectively, were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Numerator:
Net income (loss)	$(252,985)	$(625,067)	$(1,266,575)	$(4,371,934)

Denominator:
Weighted average common shares - basic	6,295,961	3,022,805	5,037,981	2,972,118
Effect of dilutive common share equivalents	-	-	-
Weighted average common shares - dilutive	6,295,961	3,022,805	5,037,981	2,972,118

Basic and diluted	$(0.04)	$(0.21)	$(0.25)	$(1.47)

Diluted loss per common share for the three and nine months ended September 30, 2025 and 2024 excludes the effects of 7,666,186 and 5,230,769 common share equivalents, respectively, since such inclusion would be anti-dilutive. The common share equivalents consist of shares of common stock issuable upon the exercise or conversion of outstanding convertible preferred stock, warrants, restricted stock units, stock options and convertible note (including certain securities requiring stockholder approval prior to exercise or conversion).

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

Securities Purchase Agreements

On May 9, 2025, the Company entered into, and simultaneously closed the transactions under, Securities Purchase Agreements with Cao Yu and Hu Bin, pursuant to which the Company sold an aggregate of 2,439,025 shares of its common stock—1,585,366 shares to Cao Yu for a purchase price of $2,600,000 and 853,659 shares to Hu Bin for a purchase price of $1,400,000.

Helena Purchase Agreement

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

In consideration for Helena’s execution and delivery of the Helena Purchase Agreement, the Company issued to Helena, as a commitment fee, shares of Common Stock (the “Commitment Fee Shares”), having an aggregate value of $150,000, of which (i) 71,572 shares were issued on May 14, 2025, and (ii) 71,572 shares were issued on August 11, 2025. The Commitment Fee Shares were fully earned as of the agreement date, and the issuance of the Commitment Fee Shares was not contingent upon any other event or condition. The number of the Commitment Fee Shares issued in each tranche was determined by dividing $75,000 by the lowest Volume Weighted Average Price (VWAP) of the Company’s common stock during the five trading days immediately preceding the agreement date.

July 2025 Warrant

On July 2, 2025, the Company issued a warrant to purchase 404,002 shares of Common Stock with an exercise price of $0.01 per share, subject to stockholder approval (the “July 2025 Warrant”), to David Lazar. This warrant was issued as compensation for services provided by David Lazar.

In accordance with the accounting requirements of ASC 718, “Compensation—Stock Compensation,” and ASC 505-50, “Equity—Equity-Based Payments to Non-Employees,” the Company measured this equity instrument at fair value and recognized the compensation cost immediately on the grant date. Using the Black-Scholes option pricing model, with key inputs including a fair value of the underlying common stock of $2.67, an exercise price of $0.01 per share, an expected term of 0.405 years, a risk-free interest rate of 4.33%, expected volatility of 90%, and a dividend yield of 0%, the fair value of this warrant was determined to be $1,074,715.55 as of July 2, 2025. On the grant date, the Company recognized the compensation expense with a corresponding credit to APIC.

(12) SUBSEQUENT EVENTS

The Company has evaluated subsequent events from September 30, 2025 through the date of this filing and has determined that there are no additional events requiring recognition or disclosure in the financial statements.

Annual Meeting of Stockholders

On October 27, 2025, at the Company’s 2025 Annual Meeting of Stockholders (the “2025 Annual Meeting”), the Company’s stockholders approved (i) the election of four director nominees to the Company’s Board of Directors, (ii) the ratification of the appointment of UHY LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2025, (iii) for purposes of complying with Nasdaq Listing Rules 5635(c) and 5635(d), the issuance of shares of the Company’s common stock issuable upon the (a) conversion of the Convertible Note and (b) exercise of the July 2025 Warrant, (iv) the FiEE, Inc. 2025 Equity Incentive Plan and (v) by a non-binding advisory vote, the compensation of the Company’s named executive officers.

Pursuant to the terms of the Convertible Note, the Convertible Note automatically converted into 1,235,814 shares of Common Stock upon the approval of such conversion by the Company’s stockholders at the 2025 Annual Meeting. Pursuant to the terms of the July 2025 Warrant, the July 2025 Warrant became exercisable upon the approval of the issuance of shares of Common Stock underlying the July 2025 Warrant by the Company’s stockholders at the 2025 Annual Meeting.

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

Results of Operations

The Company continues to experience losses, which in part is due to costs related to our new SaaS operating platform launched in Q1 2025. In the three and nine months ended September 30, 2025 and 2024, we generated net sales of $2 million and $0, respectively, and $2 million and $640 thousand, respectively.

The following table sets forth certain financial data derived from our condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024, presented in absolute dollars and as a percentage of net sales, with dollars and percentage change period over period:

	Three Months Ended				Nine Months Ended
	September 30, 2025	September 30, 2024	$ Change	% Change	September 30, 2025	September 30, 2024	$ Change	% Change
Net sales	$1,939,542	$-	$1,939,542	N/A %	$1,984,660	$639,893	$1,344,767	210.2%
Cost of sales	291,739	-	291,739	N/A	336,419	432,634	(96,215)	(22.2)
Gross profit	1,647,803	-	1,647,803	N/A	1,648,241	207,259	1,440,982	695.3
Operating expenses:
Selling and marketing	32,349	-	32,349	N/A	49,160	66,171	(17,011)	(25.7)
General and administrative	1,716,060	625,067	1,090,993	174.5	2,660,300	2,210,097	450,203	20.4
Research and development	-	-	-	N/A	47,419	113,294	(65,875)	(58.1)
Vendor liability forgiveness, net of asset transfers	-	-	-	N/A	-	2,200,929	(2,200,929)	(100)
Total operating expenses	1,748,409	625,067	1,123,342	179.7	2,756,879	4,590,491	(1,833,612)	(39.9)

Operating income (loss)	(100,606)	(625,067)	524,461	(83.9)	(1,108,638)	(4,383,232)	3,274,594	(74.7)

Total other expense	(12,194)	-	(12,194)	N/A	(17,752)	82	(17,834)	(21,748.8)

Income (Loss) before income taxes	(112,800)	(625,067)	512,267	(82.0)	(1,126,390)	(4,383,150)	3,256,760	(74.3)
Income taxes	140,185	-	140,185	N/A	140,185	(11,216)	151,401	(1,349.9)
Net income (loss)	$(252,985)	$(625,067)	$372,082	(59.5)%	$(1,266,575)	$(4,371,934)	$3,105,359	(71.0)%

Comparison of the three and nine months ended September 30, 2025 to the three and nine months ended September 30, 2024

The following table sets forth our revenues by product and the changes in revenues for the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024:

	Three Months Ended					Nine Months Ended
	September 30, 2025	September 30, 2024	$ Change	% Change		September 30, 2025	September 30, 2024	$ Change	% Change
Cable modems & gateways	$-	$-	$-	N/A	%	$-	$638,804	$(638,804)	(100)%
Other network products	-	-	-	N/A		-	1,089	(1,089)	(100)
SaaS – MCN digital services	1,752,196	-	1,752,196	N/A		1,797,314	-	1,797,314	N/A
Software services	187,346	-	187,346	N/A		187,346	-	187,346	N/A
Total	$1,939,542	$-	$1,939,542	N/A	%	$1,984,660	$639,893	$1,344,767	210%

The majority of the Company’s revenues by geographic area are earned in North America for the three and nine months ended September 30, 2024. For the three and nine months ended September 30, 2025, the Company recognized revenue under MCN service agreements executed commencing in March 2025, which governs content creation, account operations, and commercial monetization services, along with revenue from customized software R&D contracts signed beginning in July 2025.

Net Sales

Our net sales increased by $2 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase in net sales primarily reflects the Company’s strategic transition from legacy hardware operations to software-as-a-service (SaaS) solutions, with a new business focus on integrating artificial intelligence and big data into content creation and brand management. Notably, during March 2025, the new Company successfully secured its first customer orders and generated initial sales, marking a critical milestone in the strategic pivot. Our target clients are individuals or entities seeking to grow their online presence as influencers or content creators.

As of September 30, 2025, the Company onboarded 528 customers, corresponding to service fees totaling $4.24 million, of which $1.80 million was recognized as revenue.

Building on this momentum, the Company introduced customized software services in July 2025. As of September 30, 2025, the Company had secured contracts totaling $480 thousand for customized software services, a portion of which was recognized as revenue in the current period based on the progress of completion. As of September 30, 2025, it had successfully signed contracts with 11 customers for these services, with related accounts receivable amounting to $187,347.

Cost of Sales, Gross Margin and Gross Profit (Loss)

Cost of sales for the year ended December 31, 2024 consisted primarily of the following: the cost of direct labor; the cost of finished products from our third-party manufacturers; overhead costs, including purchasing, product planning, inventory control, warehousing and distribution logistics; third-party software licensing fees; inbound freight; import duties/tariffs; warranty costs associated with returned goods; write-downs for excess and obsolete inventory; and costs attributable to the provision of service offerings.

Cost of sales for the year ended December 31, 2025 consisted primarily of the following: the cost of direct labor; amortization of certain acquired intangibles and software development costs; and costs attributable to the provision of service offerings.

The increase in gross profit was attributable to lower sales in 2024, largely resulting from the termination of the Motorola license. Our gross margin can be affected by a number of factors, including fluctuation in labor cost, foreign exchange rates, sales returns, changes in average selling prices, end-user customer rebates and other channel sales incentives, changes in our cost of goods sold due to fluctuations and increases in prices paid for components, overhead costs, inbound freight and duty/tariffs, conversion costs, and charges for excess or obsolete inventory.

The following table presents net sales and gross margin, for the periods indicated:

	Three Months Ended					Nine Months Ended
	September 30, 2025	September 30, 2024	$ Change	% Change		September 30, 2025	September 30, 2024	$ Change	% Change
Net sales	$1,939,542	$-	$1,939,542	N/A	%	$1,984,660	$639,893	$1,344,767	210%
Gross margin	85%	-%				83%	32.4%

Gross profit increased in the nine months ended September 30, 2025, compared to the same period in the prior fiscal year, primarily due to a notable turnaround in the Company’s profitability profile during the third quarter. The first half of 2025 was characterized by an initial investment and strategic positioning phase, with the implementation of increased operational capacity and a successful diversification into new, higher-margin service lines commencing in July 2025. The improvement in gross profit margin was primarily contributed by the MCN digital services revenue stream. As a result, the Company achieved a substantial increase in its gross margin. The benefits of this strategic shift and enhanced scale are clearly reflected in the consolidated results for the nine-month period.

The gross margin for the three and nine months ended September 30, 2025 is not representative of future trends, as the new business was in its initial launch phase during this period, incurring elevated upfront costs associated with market entry, product deployment, and operational ramp-up. Forecasting gross margin percentages is difficult, and there are several risks related to our ability to maintain or improve our current gross margin levels. Our cost of goods sold, as a percentage of net sales, can vary significantly based upon factors such as: uncertainties surrounding revenue volumes, including future pricing and/or potential discounts as a result of the economy, competition, the timing of sales, and related production level variances; and changes in technology components.

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

	Three Months Ended					Nine Months Ended
	September 30, 2025	September 30, 2024	$ Change	% Change		September 30, 2025	September 30, 2024	$ Change	% Change
Selling and marketing	$32,349	$-	$32,349	N/A	%	$49,160	$66,171	$(17,011)	(26)%

Selling and marketing expenses increased by $32 thousand and decreased by $17 thousand in the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, primarily due to reductions in sales support costs in 2024 and lower operational scale during the initial phases of business development in 2025.

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

	Three Months Ended				Nine Months Ended
	September 30, 2025	September 30, 2024	$ Change	% Change	September 30, 2025	September 30, 2024	$ Change	% Change
General and administrative	$1,716,060	$625,067	$1,090,993	174.5%	$2,660,300	$2,210,097	$450,203	20.4%

General and administrative expenses increased by $1.09 million and increased by $450 thousand in the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, primarily due to the reallocation of our business operation from hardware - focus to software - focus and cost reduction effort in 2024, which significantly reduced expenses associated with personnel, administrative support, and related infrastructure.

Expenses from new SaaS business launched in Q1 2025 remained within projected budget for market-entry initiatives during its startup phase. The warrant issuance to Mr. Lazar accounted for approximately $1.07 million in stock-based compensation expenses in Q3 2025, representing over 98.5% of the total increase in general and administrative expenses for the three-month period.

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

	Three Months Ended					Nine Months Ended
	September 30, 2025	September 30, 2024	$ Change	% Change		September 30, 2025	September 30, 2024	$ Change	% Change
Research and development	$-	$-	$-	N/A	%	$47,419	$113,294	$(65,875)	(58.1)%

Research and development expenses decreased by $0 thousand and $66 thousand in the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024. The R&D expense incurred in 2025 were primarily used for software subscriptions and support costs.

Research and development expenses may fluctuate depending on the timing and number of development activities and could vary significantly as a percentage of net sales, depending on actual net sales achieved in any given year.

In 2025, we entered into a collaboration with a new vendor to develop the “FiEE All-in-One Media Operations SaaS Platform”, which is designed to provide content creation, multi-platform publishing, data analytics, and collaboration tools for media teams and individual creators. The total contract price is $300 thousand, as of September 30, 2025, payable under the contract is $180 thousand. Development costs incurred for internal-use software are capitalized only during the application development stage.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents. As of September 30, 2025, we had cash and cash equivalents of $6 million as compared to $30 thousand on December 31, 2024. On September 30, 2025, we had no borrowings outstanding and working capital of $2 million. We have funded our operations and financing activities primarily through sale of our preferred stock and common stock. The Company’s ability to maintain adequate levels of liquidity depends in part on our ability to generate cash from operations and its ability to raise additional funds through equity or debt financing. The Company is evaluating options related to its liquidity. The Company will continue to monitor its costs in relation to its sales and adjust its cost structure accordingly.

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

Our consolidated financial statements as of September 30, 2025 were prepared under the assumption that we will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt exists about our ability to continue as a going concern, and we will require additional liquidity to continue operations beyond the next 12 months.

Our consolidated financial statements as of September 30, 2025 do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if we were unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or part of their investment.

Cash Flows

The following table presents our cash flows for the periods presented:

	For the Nine Months Ended September 30,
	2025	2024
Cash provided by (used in) operating activities	$2,478,829	$(3,783,080)
Cash used in investing activities	(906,095)	-
Cash provided by (used in) financing activities	4,300,000	3,265,482
Effect of foreign exchange rate changes on cash	2,476	-
Net increase (decrease) in cash and cash equivalents	$5,875,210	$(517,598)

Cash Flows from Operating Activities. Cash provided by operating activities of $2.5 million during the nine months ended September 30, 2025 reflected our net loss of $1.3 million, adjusted for non-cash expenses, consisting primarily of $260 thousand in depreciation and amortization expense. Uses of cash included increase in other receivables of $431 thousand, accounts receivable of $187 thousand. Sources of cash included an increase of contract liabilities of $2.5 million.

Cash used from operating activities of $3.8 million during the nine months ended September 30, 2024 reflected our net loss of $4.4 million, adjusted for non-cash expenses, consisting primarily of $432 thousand of stock-based compensation expense, $313 thousand in depreciation and amortization expense, and $2.2 million in vendor forgiveness, net of asset transfers. Uses of cash included a decrease in accounts payable of $3.1 million and accrued expenses of $394 thousand. Sources of cash included primarily a decrease of accounts receivable of $731 thousand and inventories of $404 thousand.

Cash Flows from Investing Activities. During the nine months ended September 30, 2025, $906 thousand was used to purchase intangible assets and equipment.

During the nine months ended September 30, 2024, the Company had no cash flows generated or used by investing activities.

Cash Flows from Financing Activities. Cash provided from financing activities during the nine months ended September 30, 2025 consisted of proceeds from issuance of common stock of $4 million, net proceeds from the issuance of a convertible note of $300 thousand.

Cash provided from financing activities during the nine months ended September 30, 2024 consisted of proceeds from the issuance of preferred stock of $2.8 million and issuance of common stock of $465 thousand.

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

At September 30, 2025, we believe our current cash and cash equivalents may not be sufficient to fund working capital requirements, capital expenditures and operations during the next twelve months. Our ability to continue as a going concern will depend on our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce or contain expenditures and increase revenues. Based on these factors, management determined that there is substantial doubt regarding our ability to continue as a going concern. The Company will continue to monitor its costs in relation to its sales and adjust accordingly.

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

At September 30, 2025, we have Federal net operating loss carry forwards of approximately $90.6 million available to reduce future taxable income. A valuation allowance has been established for the full amount of deferred income tax assets as management has concluded that it is more-likely than-not that the benefits from such assets will not realize the benefits of our deferred tax assets. As a result, as of September 30, 2025 and December 31, 2024, we recorded a full valuation allowance against our net deferred tax assets.

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

In consideration for Helena’s execution and delivery of the Helena Purchase Agreement, the Company shall issue or cause to be issued to Helenna, as a commitment fee, shares of Common Stock, having an aggregate value of $150,000, of which (i) $75,000 of such shares were issued on May 14, 2025, and (ii) $75,000 of such shares were issued on August 11, 2025.

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

Commitments and Contractual Obligations

During the nine months ended September 30, 2025, except as otherwise disclosed in this Form 10-Q, there were no material changes to our capital commitments and contractual obligations from those disclosed in our Form 10-K for the year ended December 31, 2024.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of September 30, 2025. See Note 5 to the accompanying consolidated financial statements for additional disclosure.

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

Our critical accounting policies and estimates, which are revenue recognition, product returns, inventory valuation and costs of goods sold, warrants, valuation of deferred tax assets are described under “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024. For the three and nine months ended September 30, 2025, the Company’s critical accounting policies are revenue recognition, and no critical accounting estimates were identified.

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

In connection with the preparation of this Quarterly Report on the Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer of the Company, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2025. Based upon that evaluation and other than as disclosed herein, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not operating effectively due to the material weakness in internal control over financial reporting described below.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In the course of preparing our financial statements for the quarter ended June 30, 2025, management identified a material weakness in our internal control over financial reporting that existed due to insufficient accounting staffing during the Company’s restructuring and new business launch, resulting in reduced review capabilities and prior-period errors which have since been corrected. The Company was not able to attract, develop and retain sufficient resources to fulfill internal control responsibilities during the first half of 2025, resulting in the lack of a sufficient complement of personnel with an appropriate degree of knowledge and experience as of the quarter ended June 30, 2025. Management has made significant progress in remediating this weakness during the three months ended September 30, 2025, as described below.

Plan of Remediation of Material Weakness in Internal Control Over Financial Reporting

To address the material weakness, management has developed and has been actively implementing the following remediation plan:

●	Increase Accounting Staffing: We have successfully allocated additional resources to the accounting department. During the three months ended September 30, 2025, we hired 1 additional qualified accounting personnel with the required SEC expertise, to ensure sufficient staffing levels for accurate and timely financial reporting.

●	Enhance Review Processes: Management has implemented enhanced review and approval procedures for journal entries and financial reporting, including establishing more rigorous internal controls and implementing a formalized review process for all significant financial transactions. These enhanced procedures are now in effect and are being consistently applied.

●	Training and Development: We have provided additional training to key personnel involved in the financial reporting process to enhance their knowledge and capability in identifying and addressing accounting and financial reporting issues.

●	Ongoing Monitoring and Evaluation: Management will continuously monitor and assess the effectiveness of these measures to ensure that the remediation efforts are achieving their intended objectives. This includes ongoing evaluation of the newly implemented staffing enhancements and reinforced review processes.

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

Changes in Internal Control Over Financial Reporting

The Company has implemented certain changes in its internal controls, including the addition of qualified accounting personnel and the formalization of enhanced review procedures, to remediate the material weakness described above. Except as noted above, no change to the Company’s internal control over financial reporting occurred during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

On May 9, 2025, the Company entered into a Purchase Agreement (the “Helena Purchase Agreement”) with Helena Global Investment Opportunities I Ltd. (“Helena”) whereby the Company shall have the right to issue and sell to Helena, from time to time, and Helena shall purchase from the Company, up to $15,000,000 of the Company’s common stock. On May 14, 2025, the Company issued 71,572 shares of the Company’s common stock to Helena pursuant to the Helena Purchase Agreement. On August 11, 2025, the Company issued the remaining 71,572 shares of the Company’s common stock to Helena.

(B) Use of Proceeds

Not applicable.

(C) Issuer Purchases of Equity Securities

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

During the quarter ended September 30, 2025, no director or officer of FiEE adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408(a) of Regulation S-K.

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

FIEE, INC. (Registrant)

Date: November 12, 2025	By:	/s/ Li Wai Chung
Li Wai Chung Chief Executive Officer and President (on behalf of Registrant and as Principal Executive Officer)