Form 10-K
period 2025-12-31
FiEE, Inc.
filed 2026-03-20
CIK 1467761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of the registrant’s common stock, $0.01 par value (“common stock”) on the Nasdaq Capital Market on June 30, 2025, the last business day of the registrant’s most recently completed second quarter, was approximately $6.0 million.

The number of shares outstanding of the registrant’s common stock as of March 16, 2026 was 7,934,122 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2026 Annual Meeting of Stockholders, which is to be filed no later than 120 days after December 31, 2025, are incorporated by reference into Part III of this Form 10-K.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report” or “Form 10-K”), including the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as information contained in “Risk Factors” in Item 1A and elsewhere in this Annual Report, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend that these forward-looking statements be subject to the safe harbor created by those provisions. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, to continue as a going concern uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. All forward-looking statements are based upon estimates, forecasts and assumptions that, while considered reasonable by the Company and its management, are inherently uncertain and many factors that could cause or contribute to differences in our future financial results include, but are not limited to, risks associated with:

●	our ability to meet listing requirements for The Nasdaq Stock Market LLC (“Nasdaq”), including the ability to satisfy the continued listing criteria of the Nasdaq;

●	our ability to predict revenue and reduce costs related to our products or service offerings;

●	general economic, financial market, and industry conditions;

●	changes in laws, regulations, or regulatory enforcement priorities;

●	competitive pressures and changes in market demand;

●	our ability to execute our strategic initiatives and achieve anticipated benefits;

●	operational risks, including technology and cybersecurity risks;

●	risks related to acquisitions, dispositions, or other strategic transactions;

●	supply chain, labor, and cost inflation risks;

●	our ability to raise substantial additional capital to finance our planned operations and to continue as a going concern;

●	the sufficiency of our capital resources and the availability of debt and equity financing;

●	our reliance on the continued service of key employees;

●	litigation, regulatory investigations, or other claims; and

●	the other factors described under “Risk Factors” and elsewhere in this Annual Report.

Although we believe that the assumptions underlying the forward-looking statements contained in this Annual Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in Part I, Item 1A hereto and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this Form 10-K are based on information available to us as of the date hereof. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

As used in this Annual Report, the terms “we,” “us,” “our,” “FiEE” and the “Company” mean FiEE, Inc. (formerly, Minim, Inc.) and its wholly owned subsidiaries. All financial numbers are in U.S. dollars in this Annual Report unless otherwise noted.

ii

PART I

ITEM 1 – BUSINESS

Overview

FiEE, Inc. (formerly, Minim, Inc.) was founded in 1977 as a networking company and historically delivered a comprehensive WiFi/Software as a Service (“SaaS”) platform to make connected homes safe and supportive for life and work. During this period, we held the exclusive global license to design, manufacture, and sell consumer networking products under the Motorola brand until 2023. Our legacy cable and WiFi products, including cable modems, routers, and mesh networking devices, were sold in leading retailers and e-commerce channels in the United States (“U.S.”)

Building upon our history in networking and software, we are currently transforming our operations as a digital service provider focused on integrating artificial intelligence (“AI”) and data analytics into content creation, digital authentication, and brand management. Our current business model leverages a cloud-based SaaS platform designed to support clients in developing, managing, and optimizing their digital presence across global platforms, including customized graphic and posts, short videos, and editorial calendars aligned with brand goals. Additionally, we offer comprehensive software development and maintenance services, delivering custom software solutions from system design and development to deployment and post-launch maintenance. In July 2025, we formally launched customized software services. This transition represents a strategic pivot toward high-growth, emerging technology sectors, including AI, blockchain, and the Multi-Channel Network (“MCN”) ecosystem.

On November 30, 2025, we completed the acquisition of Houren-Geiju Kabushikikaisha (“HGK”), a Japanese technology company specializing in digital authentication services for art collections. HGK leverages artificial intelligence and blockchain technology to provide artwork authentication, certification, and display services to individual and corporate clients. This acquisition introduces AI image recognition and blockchain authentication technologies to our service portfolio, further bolstering our technological capabilities and optimizing our comprehensive brand management solutions for customers.

Services Overview

Our services primarily consist of three core areas: (1) digital content and MCN services, (2) software development services, and (3) digital authentication services.

1. Digital Content Services

We provide digital content management solutions and brand growth strategies primarily through three service verticals: (1) digital account management, (2) content operations and growth analytics, and (3) community engagement and creator partnerships. Since March 2025, we have delivered full-cycle services to brand clients, offering full-service account management, content production, and targeted promotion to grow followers across key platforms. These services are structured to support clients at varying stages of digital development, from initial account setup to multi-platform brand promotion.

Digital Account Management

We offer a tiered set of service plans that support clients in establishing and maintaining digital accounts on international platforms. Services range from basic setup and content scheduling to advanced account search engine optimization (“SEO”), visual branding, and content performance analysis. Our service plans include:

●	Global Premium Plan: Includes setup and management of up to three accounts, advanced account SEO strategies, brand visual design, production of over 120 posts and 24 short videos annually, monthly performance reporting, influencer or content creators marketing coordination, and unlimited strategic consultations.

●	Overseas Basic Plan: Includes setup of one account, quarterly SEO updates, production of 48 posts and 12 short videos annually, and competitor analysis twice a year.

●	Starter Plan: Includes basic account setup, fundamental SEO support, 24 posts per quarter, and access to simplified performance analytics.

Content Operations and Analytics

We support content creation through customized graphic, text, and video production tailored to the client’s brand objectives. We also provide strategic guidance on traffic growth, including trend-based optimization and third-party influencer or content creators engagement. Monthly reporting includes performance metrics, competitor benchmarking, and actionable recommendations for content refinement.

Community Engagement

We offer daily interaction support for managed accounts, including fan engagement, comment moderation, and community management. Crisis response strategies and tailored growth support are available based on client needs.

MCN Partnerships

We operate under a centralized content ownership and monetization model in its partnerships with influencers or content creators. Under its standard agreement:

●	We retain full operational control over content, monetization, and analytics.

●	Influencers or creators are provided with content review windows via a proprietary software platform.

●	All commercial revenue, including advertising, livestream sales, and brand collaborations, is retained by us, unless otherwise contractually negotiated.

●	Intellectual property rights to produced content are held by us, with attribution to influencers or creators.

●	Termination prior to the end of a contract term may require compensation related to audience development and data transfer.

2. Software Development Services

We provide customized software development services, offering clients end-to-end software solutions from system design and development to deployment and post-launch maintenance. Our software development services cover the following scope:

●	Requirements Analysis and System Design: Collaborating closely with clients to understand their business needs and design corresponding software architecture.

●	Customized Coding and Development: Performing software coding according to design specifications to ensure functionality meets client expectations.

●	System Integration and Deployment: Integrating newly developed software with clients’ existing systems and completing deployment.

●	Testing and Quality Assurance: Conducting comprehensive functional testing, performance testing, and security testing.

●	Post-Launch Maintenance and Support: Providing ongoing software maintenance, updates, and technical support.

3. Digital Authentication Services

We provide digital authentication services leveraging AI and blockchain technology for artworks. Our service offerings include:

●	Micro Identification: Providing unique microscopic feature identification and tracking for artworks.

●	AI Image Recognition Authentication: Utilizing AI algorithms to authenticate artworks.

●	Blockchain Certification: Recording authentication results on blockchain to provide tamper-proof certification.

●	Digital Passport Generation: Creating unique digital identity passports for artworks, recording their provenance, authentication history, and ownership information.

Intellectual Property

Our success and ability to compete depend in part on our ability to protect our proprietary technology and intellectual property. We rely on a combination of patent, copyright, trademark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. As of December 31, 2025, through our acquisitions of HGK and certain assets of Suzhou Yixuntong Network Technology Co., Ltd. (“Yixuntong”), we have expanded our portfolio to include eight domain names, three patents, and 23 software copyrights, primarily focused on blockchain, content identification, and enterprise management technologies. In addition, we have four patent applications under temporary protection in Hong Kong, primarily focused on edge computing, ERP systems, and AI content tracing.

Competition

The markets in which we operate are highly competitive and rapidly evolving. Our digital content and MCN services compete with global digital marketing agencies, social media management platforms, influencer or content creators marketing networks, and in-house marketing teams. Our software development services compete with multinational consulting firms, regional development agencies, and offshore engineering providers. Our digital authentication services compete with traditional art authentication firms, emerging blockchain-based certification providers, and technology-enabled provenance tracking platforms. Competition is based on factors, including technological innovation, service quality, pricing, brand recognition, platform relationships, scalability, data analytics capabilities, and the ability to deliver measurable results. Many of our competitors have significantly greater financial, technical, and marketing resources than we do.

Customers and Geographic Information

Our customers include those individuals or entities seeking to grow their online presence as influencers or content creators, software development services, or digital authentication services. For the fiscal year ended December 31, 2025, substantially all of our revenue was generated from customers located outside the U.S.

During the year ended December 31, 2025, the Company had one customer with an outstanding accounts receivable balance that accounted for approximately 75% of the Company’s total accounts receivable. Most of this accounts receivable was acquired through the Company’s acquisition of its Japanese subsidiary, HGK, on November 30, 2025, and accounted for approximately 1% of the Company’s revenue for the year ended December 31, 2025. Other than this customer, the Company did not have sales or outstanding accounts receivable balances that accounted for 10% or greater individually of the Company’s total revenues and accounts receivable, respectively.

Government Regulation

Our business is subject to evolving laws and regulations in the U.S., Japan, and Hong Kong. These include data privacy laws (such as Section 5 of the Federal Trade Commission Act, which prohibits unfair or deceptive acts or practices, Japan’s Act on the Protection of Personal Information (APPI), and Hong Kong’s Personal Data (Privacy) Ordinance), as well as emerging legal frameworks governing artificial intelligence and blockchain-based authentication services. Additionally, our MCN services are subject to the private rules and terms of service of third-party platforms. Changes in these laws or platform policies could significantly impact our operations.

Strategy

We position ourselves at the intersection of technology and creative production, offering infrastructure and strategic support to clients seeking to expand their visibility in digital markets. We leverage emerging technologies such as AI, blockchain, and predictive analytics to enhance content workflows and improve reach and engagement outcomes for our clients. By building long-term, meaningful relationships, we aim to help customers leverage our services to establish stronger connections in the global marketplace, driving revenue growth as our customers expand their usage and upgrade their service plans.

Our growth strategy is built upon the transition to a high-margin digital service model. While our digital content services require ongoing investment, they yield higher gross margins; meanwhile, our digital authentication services, leveraging AI and blockchain, present significant potential for high-margin scalability. As part of these strategic initiatives, we have successfully integrated blockchain technology into our digital authentication services, providing clients with tamper-proof certification and digital passport services. This advancement is aimed at enhancing the security, transparency, and efficiency of our global systems. Through the acquisition of HGK, we have introduced AI image recognition technology to our service portfolio, applying it to the digital authentication field to provide high-precision authenticity identification for artworks.

Looking forward, we will continue to pursue strategic acquisition opportunities in key sectors such as AI, hardware, and the Internet of Things (“IoT”), and gradually establish a global community of Key Opinion Leaders throughout the digital content lifecycle through the integration of our authentication technology.

Nasdaq Trading Status

Throughout 2024 and early 2025, we faced several Nasdaq compliance listing challenges regarding stockholders’ equity and corporate governance. Following an appeal of a delisting determination and a stay granted by the U.S. Securities and Exchange Commission (the “SEC”) in February 2025, the Nasdaq Hearings Panel (the “Panel”) reviewed our compliance.

On May 29, 2025, the Panel determined we had regained compliance with the Nasdaq Listing Rules, including the minimum stockholders’ equity requirement. Trading of our common stock, par value $0.01 per share (“Common Stock”), resumed on Nasdaq on June 2, 2025, under the symbol “FIEE.”

We are currently subject to a Nasdaq “Panel Monitor” until May 2026. Additionally, we received a public reprimand regarding a “Change of Control” violation related to transactions in February 2025, which the Panel determined was inadvertent and not materially adverse to our stockholders.

Material Contracts

Securities Purchase Agreement

On February 18, 2025, we entered into a Securities Purchase Agreement (the “February 18, 2025 SPA”) with David Lazar (“Lazar”), Cao Yu, Hu Bin, and Youxin Consulting Limited (together with Cao Yu and Hu Bin, the “Purchasers”), which was subsequently amended on May 9, 2025. Pursuant to the February 18, 2025 SPA and its amendment, Lazar, a former director and officer of the Company, sold to the Purchasers (i) 2,219,447 shares of Series A Preferred Stock, $0.001 par value per share (“Series A Preferred Stock”), (ii) a warrant to purchase up to 2,800,000 shares of Common Stock at an exercise price of $1.00 per share, subject to adjustment (the “Warrant”), and (iii) certain receivables owed by the Company to Lazar associated with the transaction (the “Lazar Receivables”). On April 10, 2025, Lazar transferred an additional 31,258 shares of Series A Preferred Stock to the Purchasers (together with the previously transferred shares and the Warrant, the “Securities”). The aggregate purchase price for the Securities and the Lazar Receivables was $500,000, of which $300,000 was directed by Lazar to be paid to the Company in exchange for a convertible note. The Purchasers also paid a $3.4 million earn-out payment to Lazar for his efforts related to the Company’s successful relisting on Nasdaq. The Lazar Receivables were forgiven for the benefit of the Company, and the Warrant was amended and restated to eliminate the beneficial ownership limitations previously contained therein.

May 2025 Private Placement

On May 9, 2025, we entered into, and simultaneously closed the transactions under, Securities Purchase Agreements with Cao Yu and Hu Bin, pursuant to which we sold an aggregate of 2,439,025 shares of Common Stock—1,585,366 shares to Cao Yu for a purchase price of $2,600,000 and 853,659 shares to Hu Bin for a purchase price of $1,400,000.

Helena Purchase Agreement

On May 9, 2025, we entered into a Purchase Agreement with Helena Global Investment Opportunities I Ltd. (“Helena”). The Company has the right to sell to Helena up to $15,000,000 of Common Stock over a 36-month period ending in May 2028. The purchase price is based on 95% of the lowest volume-weighted average price (“VWAP”) during the three (3) trading days following Helena’s receipt of the Common Stock shares. As consideration, we issued as a commitment fee, shares of Common Stock to Helena valued at $150,000, consisting of 71,572 Common Stock shares on May 14, 2025, and 71,572 Common Stock shares on August 11, 2025.

Lazar Warrant

On July 2, 2025, we issued a warrant to purchase 404,002 shares of Common Stock with an exercise price of $0.01 per share, subject to stockholder approval (the “July 2025 Warrant”), to Lazar. This warrant was issued as compensation for services provided by Lazar. The July 2025 Warrant was exercised on a cashless basis for 402,347 shares of Common Stock on November 12, 2025.

Lazar Convertible Note

We entered into an unsecured promissory note (the “Convertible Note”) effective February, 18, 2025, with Lazar, a stockholder holding more than 10% of the Company’s outstanding shares and a former officer and director. Under the terms of the Convertible Note, the Company agreed to pay Mr. Lazar a principal amount of $300,000, bearing interest at an annual rate of approximately 4.34%, with the full principal and interest balance due on or before December 31, 2025. Upon stockholders’ approval, the Convertible Note will automatically convert into shares of Common Stock at a conversion price of $0.25 per share. On October 27, 2025, following approval of the Company’s stockholders, the Convertible Note automatically converted into 1,235,814 shares of Common Stock pursuant to its terms.

Suzhou Yixuntong Network Technology Co., Ltd. Acquisition

Following a non-binding letter of intent signed on March 25, 2025, the Company’s subsidiary, FiEE (HK) Limited, entered into an Asset Purchase Agreement on June 30, 2025, with Hongyan Sun, Lin Lin, and Yixuntong. The Company acquired fixed assets and intellectual property, including patents and copyrights, for a total purchase price of $1.4 million.

Houren-Geiju Kabushikikaisha Acquisition

On November 27, 2025, the Company entered into a Share Purchase Agreement to acquire 100% of the equity of HGK for $500,000 and a concurrent Technology Transfer Agreement to acquire its software copyrights and patents for $3 million. The aggregate purchase price was $3.5 million and the acquisition closed on November 30, 2025.

January 2026 Private Placement

On January 30, 2026, the Company entered into a Securities Purchase Agreement with certain investors to issue an aggregate of 394,476 shares of Common Stock at $5.07 per share for gross proceeds of approximately $2 million. The transaction is expected to close at the end of the first quarter of 2026.

Human Capital

As of December 31, 2025, we had three full-time employees, engaged five independent contractors and consultants to support our functions such as investment research, technology architecture design, financial analysis, and compliance, and employed 33 dispatched workers, focusing on key functional areas, including technology, business operations, and content creation.

Our human capital management objectives are focused on attracting, developing, and retaining talent capable of driving innovation and sustaining long-term growth. We plan to utilize a comprehensive compensation approach that includes cash compensation and equity incentives to align employee interests with the long-term objectives of the Company and its stockholders. We believe our competitiveness depends significantly on our ability to successfully identify, cultivate, and manage a team with deep expertise at the intersection of technology and creative media.

Our people are our most important asset. Accordingly, we are committed to fostering an inclusive, safe, and healthy work environment with clear career development pathways. Our total compensation package is designed to remain market-competitive and includes competitive base salaries, performance-based bonuses, comprehensive health and welfare benefits, retirement plans, and paid time off. We maintain a regular performance review process that is directly linked to compensation adjustments and career advancement opportunities.

Public Information

Our corporate website is www.fiee.com. We make available free of charge, through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act and proxy statements for our annual meeting of stockholders, as soon as reasonably practicable after each such material is electronically filed with or furnished to the SEC. We also routinely post these reports, recent news and announcements, financial results and other important information about our business on our website at www.fiee.com. Information contained on our website does not constitute part of, and is not incorporated by reference into, this Annual Report.

Persons interested in obtaining information on the Company may read and copy any materials that we file with the SEC. The SEC maintains an Internet website at www.sec.gov that contains our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act and proxy statements for our annual meeting of stockholders, and other information regarding issuers that file electronically with the SEC.

Also available on the Company’s website, www.fiee.com, are its Ethics Code of Conduct, Corporate Governance Guidelines, the charter of each active committee of the Board of Directors of the Company (the “Board”), and other materials outlining the Company’s corporate governance practices. If we amend or grant a waiver of one or more of the provisions of our Ethics Code of Conduct, we intend to satisfy the requirements under Item 5.05 of Form 8-K regarding the disclosure of amendments to or waivers from provisions of our Ethics Code of Conduct that apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting the required information on our corporate website at www.fiee.com.

ITEM 1A. – RISK FACTORS

Risks Related to Our Company

Since completing our business transformation in 2025, our new business has generated revenue and achieved profitability, but still faces risks of sustained growth and market competition.

Prior to the cessation of our legacy business, our principal assets, product offerings and business primarily consisted of providing consumer networking and intelligent software services. After the closing of the transactions under the February 18, 2025 SPA, we transitioned to becoming a digital service provider, and our current business operations focus on integrating AI and data analytics into content creation and brand management. In 2025, we completed our strategic transformation from a legacy networking hardware business to a digital service provider. As of the end of 2025, we completely ceased our legacy operations, with our current business focused on three core areas: digital content services, software development services, and digital authentication services. In 2025, we successfully launched our new business, generating service fees of $6.2 million, and achieving profitability. However, our new business is still in the early stages of development and faces risks such as intensified market competition, rising customer acquisition costs, and accelerated technological iteration. There can be no assurance that we will be able to maintain our current growth rate and profitability or that our current business model will prove to be sustainable over the long term.

Our limited operating history in our new lines of business makes it difficult to evaluate our prospects and increases the risk of investment.

We have a limited operating history in our current digital services business. Although we generated revenue and achieved profitability in 2025, our historical results in our legacy business are not indicative of our future performance. Investors should consider our prospects in light of the risks and uncertainties frequently encountered by companies in new and rapidly evolving markets, including risks related to customer adoption, pricing models, technological change, and competitive dynamics. If our assumptions regarding market demand or our growth strategy prove incorrect, our business, financial condition and results of operations could be materially adversely affected.

We may fail to execute our business plan successfully.

Our stockholders may lose their investment if we fail to execute our business plan successfully. Our prospects must be considered in light of certain risks and uncertainties, including but not limited to, competition, changes in client preferences, cybersecurity risks, our ability to attract and retain qualified personnel, and general economic conditions. We cannot guarantee that we will be successful in executing our business plan. If we fail to execute our business plan successfully, our stockholders may lose their entire investment.

The Company may suffer from a lack of availability of additional funds.

We expect to have ongoing needs for working capital in order to fund operations and to continue to expand our operations. To that end, we may be required to raise additional funds through equity or debt financing. However, there can be no assurance that we will be successful in securing additional capital on favorable terms, if at all. If we are successful, whether the terms are favorable or unfavorable, there is a potential that we will fail to comply with the terms of such financing, which could result in severe liability for our Company. If we are unsuccessful, we may need to (a) initiate cost reductions; (b) forego business development opportunities; (c) seek extensions of time to fund liabilities; or (d) seek protection from creditors. In addition, any future sale of our equity securities would dilute our existing stockholders and could be at prices substantially below prices at which our shares currently trade. Our inability to raise capital could require us to significantly curtail or terminate our operations altogether. We may seek to increase our cash reserves through the sale of additional equity or debt securities. The sale of convertible debt securities or additional equity securities could result in additional and potentially substantial dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity. In addition, our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties.

In addition, if we are unable to generate adequate cash from operations, and if we are unable to find sources of funding, it may be necessary for us to sell all or a portion of our assets, enter into a business combination, or reduce or eliminate operations. These possibilities, to the extent available, may be on terms that result in significant dilution to our stockholders or that result in our stockholders losing all of their investment in us.

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

We may pay for acquisitions by issuing additional shares of our Common Stock, which would dilute our stockholders, or by issuing debt, which could include terms that restrict our ability to operate our business or pursue other opportunities and subject us to meaningful debt service obligations. We may also use significant amounts of cash to complete acquisitions. To the extent that we complete acquisitions in the future, we likely will incur future depreciation and amortization expenses associated with the acquired assets. We may also record significant amounts of intangible assets, including goodwill, which could become impaired in the future. Acquisitions involve numerous other risks, including:

●	difficulties integrating the operations, technologies, services and personnel of the acquired companies;

●	challenges maintaining our internal standards, controls, procedures and policies;

●	diversion of management’s attention from other business concerns;

●	over-valuation of acquired companies or assets;

●	litigation resulting from activities of the acquired company, including claims from terminated employees, customers, former stockholders and other third parties;

●	insufficient revenues to offset increased expenses associated with the acquisitions and unanticipated liabilities of the acquired companies;

●	insufficient indemnification or security from the selling parties for legal liabilities that we may assume in connection with our acquisitions;

●	entering markets in which we have no prior experience and may not succeed;

●	risks associated with foreign acquisitions, such as communication and integration problems resulting from geographic dispersion and language and cultural differences, compliance with foreign laws and regulations and general economic or political conditions in other countries or regions;

●	potential loss of key employees of the acquired companies; and

●	impairment of relationships with clients and employees of the acquired companies or our clients and employees as a result of the integration of acquired operations and new management personnel.

Our reliance on AI and data analytics exposes us to unique operational and ethical risks.

Our current business model focuses on integrating AI into content creation and brand management. AI technologies are complex and rapidly evolving. We may face risks related to biased algorithms, “hallucinations” in AI-generated content, or the inadvertent use of intellectual property in our training models. If our AI solutions produce inaccurate, offensive, or infringing content, our reputation could be severely damaged, and we could be subject to legal liability. Furthermore, as AI regulations emerge globally, we may incur significant costs to ensure compliance with new laws governing AI transparency and accountability.

Cybersecurity incidents or data breaches could disrupt our operations and harm our reputation.

Our business involves the collection, processing, storage, and transmission of proprietary and potentially sensitive data. We rely on internal systems and third-party service providers, including cloud-based infrastructure, to support our operations. Cybersecurity incidents, including hacking, phishing, ransomware attacks, or insider misconduct, could result in unauthorized access to, disclosure of, or loss of data. Any such incident could result in regulatory investigations, litigation, indemnity obligations, reputational damage, and significant remediation costs. In addition, increased regulatory scrutiny regarding data privacy and cybersecurity may result in additional compliance costs. A significant cybersecurity breach could materially adversely affect our business, financial condition, and results of operations.

We may be unable to scale our operations successfully.

Our growth strategy will place significant demands on our management and financial, administrative and other resources. Operating results will depend substantially on the ability of our officers and key employees to manage changing business conditions and to implement and improve our financial, administrative and other resources. If we are unable to respond to and manage changing business conditions, or the scale of our operations, then the quality of our services, our ability to retain key personnel, and our business could be harmed.

Our success depends on the continued efforts of our senior management and key technical personnel

Our success depends on the continued service of our senior management, as well as the continued contributions of key technical personnel supporting our MCN operations, AI-driven content creation, and blockchain-based digital authentication. As we operate at the forefront of next-generation digital services, the demand for qualified professionals with specialized skills in these emerging fields is exceptionally high, and competition for such talent is intense. We invest significant resources in recruiting and training our employees, and the loss of one or more of our executive officers or key technical personnel could delay the development of new offerings, impair our ability to respond to technological advancements, and materially and adversely affect our business, financial condition, and results of operations.

We are subject to stringent and evolving laws and regulations regarding data privacy and cybersecurity.

As a digital service provider focusing on data analytics and digital authentication, we collect, process, and store significant amounts of sensitive data. We are subject to various federal, state, and international laws, such as the GDPR and CCPA, regarding data privacy. Any failure, or perceived failure, by us to comply with these laws, or any security breach resulting in the unauthorized release of data, could result in significant fines, litigation, and a loss of customer trust, which would materially and adversely affect our business.

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

We are required to comply with various regulatory and reporting requirements, including those required by the SEC. Complying with these reporting and other regulatory requirements is time-consuming and expensive and could have a negative effect on our business, results of operations and financial condition.

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”) and if we fail to continue to comply, our business could be harmed, and the price of our securities could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act require an annual assessment of internal control over financial reporting, and for certain issuers an attestation of this assessment by the issuer’s independent registered public accounting firm. The standards that must be met for management to assess the internal control over financial reporting as effective are evolving and complex, and require significant documentation, testing, and possible remediation to meet the detailed standards. We expect to incur significant expenses and to devote resources to compliance regarding Section 404 of the Sarbanes-Oxley Act on an ongoing basis. It is difficult for us to predict how long it will take or how costly it will be to complete the assessment of the effectiveness of our internal control over financial reporting for each year and to remediate any deficiencies in our internal control over financial reporting. As a result, we may not be able to complete the assessment and remediation process on a timely basis. We have identified a material weakness in our internal control over financial reporting, as described elsewhere in this Annual Report. Although we are implementing a remediation plan, there can be no assurance that our remediation efforts will be successful. If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, which could materially adversely affect the market price of our Common Stock.

We have identified a material weakness in our internal control over financial reporting, which resulted in our disclosure controls and procedures being ineffective as of December 31, 2025. If we fail to fully remediate this material weakness, our financial reporting could be adversely affected and investor confidence could decline.

In the course of preparing our financial statements for the quarter ended June 30, 2025, management identified a material weakness in our internal control over financial reporting due to insufficient accounting staffing during the Company’s restructuring and new business launch. During the first half of 2025, we did not maintain a sufficient complement of personnel with an appropriate degree of knowledge and experience to fulfill internal control and financial reporting responsibilities. This resulted in reduced review capabilities and prior-period errors, which have since been corrected.

As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2025. Although we have taken steps to remediate the material weakness, including hiring additional qualified accounting personnel with SEC expertise, enhancing review and approval procedures, providing additional training, and implementing ongoing monitoring processes, the material weakness will not be considered remediated until the enhanced controls operate for a sufficient period of time and management has concluded, through testing, that the controls are effective.

If our remediation efforts are not successful, or if additional material weaknesses are identified in the future, we may be unable to conclude that our internal control over financial reporting is effective. This could result in additional errors in our financial statements, future restatements, delays in required filings, regulatory scrutiny, loss of investor confidence, and a decline in the market price of our Common Stock.

Our disclosure controls and procedures were not effective as of December 31, 2025, and if we are unable to maintain effective disclosure controls and procedures in the future, investors may lose confidence in our reported financial information.

As disclosed in this Annual Report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2025 due to the material weakness in internal control over financial reporting described above. Although we are actively implementing remediation measures, there can be no assurance that these efforts will be successful or that additional deficiencies will not be identified.

Effective disclosure controls and procedures are necessary to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within required time periods. Any failure to maintain effective disclosure controls could result in late filings, inaccurate reporting, regulatory action, or harm to our reputation, which could materially adversely affect our business and the market price of our Common Stock.

Changes in U.S. laws and regulations related to companies with connections to Hong Kong or the PRC could limit our ability to maintain our Nasdaq listing or access U.S. capital markets.

U.S. regulatory authorities, including the SEC and the Public Company Accounting Oversight Board (“PCAOB”), have adopted rules that increase disclosure requirements and regulatory scrutiny of U.S.-listed companies with operations or affiliations in Hong Kong or the PRC. Although we are currently compliant with applicable Nasdaq listing requirements and U.S. securities laws, future legislative or regulatory actions—such as expanded audit inspection requirements, data security reviews, or restrictions under the Holding Foreign Companies Accountable Act—could impose additional compliance burdens or create uncertainty regarding our continued eligibility to list our securities on a U.S. exchange.

If U.S. regulators are unable to inspect or investigate our auditors or operations to their satisfaction, or if future rules impose additional restrictions on companies with international ties, our Common Stock could be subject to trading prohibitions or delisting, which would materially and adversely affect investors.

Economic instability, inflation, global conflicts, or public health crises could adversely affect our business.

Global economic uncertainty, inflationary pressures, rising interest rates, armed conflicts, trade disputes, and public health emergencies could negatively impact customer spending, capital markets activity, and overall business confidence. These macroeconomic and geopolitical conditions may reduce demand for our services, increase our operating costs, disrupt supply chains or third-party service providers, and limit our access to financing. Any prolonged downturn in global or regional economic conditions could materially adversely affect our business, financial condition, and results of operations.

Our financial condition, results of operations and cash flow may be adversely affected by changing economic conditions, including interest rates and inflation, and other factors beyond our control.

In recent years, the global economic market has experienced cyclical or episodic downturns, and worldwide economic conditions remain uncertain and volatile, as a result of current geopolitical conditions including conflicts in the Middle East, the ongoing Russia-Ukraine War and geopolitical tensions between China and Taiwan, instability in the U.S. and global banking systems, a high inflation environment, the imposition of tariffs or other trade barriers and the risk of retaliatory actions or prolonged trade conflict, the downgrading of the U.S.’s credit rating and the possibility of an economic slowdown. A decline in economic conditions, such as a recession, an economic downturn, and/or inflationary conditions in our markets, can adversely and negatively impact our customers and potential customers in a manner that could adversely affect our financial condition, results of operations and cash flow.

Our operations could be adversely impacted by civil unrest, acts of war or terrorism, other criminal activities, infectious disease outbreaks or other unexpected events, including natural disasters, outside our control.

Our operations are always subject to adverse impacts resulting from civil unrest, acts of war, hostilities or acts of terrorism or other criminal activities. Such events may result in a temporary decline in the number of customers who seek our services or in our employees’ ability to perform their job duties. In addition, such events may temporarily interrupt our ability to provide our services. The occurrence of any such event and/or a disruption of our operations as a result may adversely affect our financial condition, results of operations and cash flow.

Risks Related to Our Common Stock

We have previously failed to comply with Nasdaq’s continued listing requirements, and as a result, our Common Stock was suspended from trading on Nasdaq. Although we have resolved these issues and resumed trading, we may face delisting risks in the future, which has had and will continue to have a material effect on us and our stockholders.

We previously faced Nasdaq delisting risk but have resolved all deficiencies and resumed trading. From June 2024 to May 2025, we faced the risk of delisting from Nasdaq. In April 2025, we appointed independent directors and established board committees, resolving governance deficiencies. On May 29, 2025, the Panel determined that the Company is in compliance with listing rules, and our Common Stock resumed trading on Nasdaq on June 2, 2025, under the symbol “FIEE.” As of December 31, 2025, we have satisfied all applicable Nasdaq continued listing requirements.

However, a Nasdaq “Panel Monitor” has been implemented under Nasdaq Listing Rule 5815(d)(4)(A) for a period of one year from May 29, 2025, which will expire on May 29, 2026. During this period, if the Company becomes deficient with respect to any Nasdaq continued listing requirement, it will not have the opportunity to submit a compliance plan and may face delisting proceedings. There can be no assurance that we will be able to continuously satisfy all Nasdaq listing requirements in the future. If our Common Stock were to be delisted, the liquidity and market price of our securities could be materially adversely affected, and investors may find it more difficult to buy or sell our Common Stock.

A large portion of our Common Stock is controlled by a small number of stockholders.

A large portion of our Common Stock is held by a small number of stockholders, including shares held by Youxin Consulting Limited, a Hong Kong company wholly controlled by our Chief Executive Officer, Li Wai Chung, and shares held by our Chief Financial Officer, Cao Yu, Hu Bin, one of the three purchasers under the Purchase Agreement, and Elements Corporate Services Limited. As a result, these stockholders are able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations.

Furthermore, any additional equity financing or purchases of additional shares of our Common Stock from these stockholders may further reduce the public float and liquidity of our Common Stock which can in turn affect the market price of our Common Stock.

The interests of our large stockholders may differ from or conflict with the interests of our other stockholders. In addition, our large stockholders are not subject to any contractual restrictions on their ability to acquire additional shares of our Common Stock. This concentration of stock ownership may adversely affect the trading price for our Common Stock to the extent that investors perceive disadvantages in significant ownership of or control over the affairs of the Company.

The sale of the additional shares of Common Stock could cause dilution as well as the value of our Common Stock to decline.

The sale of a substantial number of shares of our Common Stock, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish. Further, if we do sell or issue more Common Stock, any investors’ investment in us will be diluted. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in our c Common Stock could seriously decline in value.

Our Common Stock price may decrease due to factors beyond our control.

The stock market from time to time has experienced extreme price and volume fluctuations, which have particularly affected the market prices for early-stage companies and which often have been unrelated to the operating performance of the companies. These broad market fluctuations may adversely affect the market price of our stock if a trading market for our stock ever develops. If our stockholders sell substantial amounts of their stock in the public market, the price of our stock could fall. These sales also might make it more difficult for us to sell equity, or equity-related securities, in the future at a price we deem appropriate.

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

The SEC has adopted Rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

●	that a broker or dealer approve a person’s account for transactions in penny stocks, and

●	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person, and

●	make a reasonable determination that the transactions in penny stocks are suitable for that person and that the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination and

●	states that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our Common Stock and cause a decline in the market value of our stock.

The market price for our Common Stock is particularly volatile which could lead to wide fluctuations in our share price. You may be unable to sell your Common Stock at or above your purchase price, or at all, which may result in substantial losses to you.

The market for our Common Stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than that of a seasoned issuer for the indefinite future. As a consequence of this enhanced risk, more risk-averse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our Common Stock regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our Common Stock will be at any time, or as to what effect the sale of shares or the availability of Common Stock for sale at any time will have on the prevailing market price.

Because we will likely issue additional shares of our Common Stock, investment in the Company could be subject to substantial dilution.

Investors’ interests in the Company will be diluted and investors may suffer dilution in their net book value per share when we issue additional shares. We are authorized to issue 60,000,000 shares of Common Stock. We anticipate that a substantial portion of our future funding, if any, will be in the form of equity financing from the sale of our Common Stock. If we sell or issue more Common Stock, any investors’ investment in the Company will be diluted. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in the Company’s Common Stock could seriously decline in value.

The Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

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

We have never declared or paid any cash dividends on our stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board.

If we are unable to comply with the financial reporting requirements mandated by the SEC’s regulations, investors may lose confidence in our financial reporting and the price of our Common Stock, if a market ever does develop for it, could decline.

If we fail to maintain effective internal controls over financial reporting, our ability to produce timely, accurate and reliable periodic financial statements could be impaired. If we do not maintain adequate internal control over financial reporting, investors could lose confidence in the accuracy of our periodic reports filed under the Exchange Act. Additionally, our ability to obtain additional financing could be impaired and a lack of investor confidence in the reliability and accuracy of our public reporting could cause our stock price to decline.

We are a “smaller reporting company” and the reduced reporting requirements applicable to smaller reporting companies may make our Common Stock less attractive to investors.

We are a smaller reporting company as defined in the Exchange Act. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

We cannot predict whether investors will find our Common Stock less attractive because we may rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and our stock price may be more volatile or decline.

ITEM 1B. – UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. – CYBERSECURITY

Risk Management and Strategy

We have developed and are continuing to refine our processes for assessing, identifying, and managing material risks from cybersecurity threats. These processes are integrated into our overall enterprise risk management framework. Our approach to cybersecurity risk management includes:

●	Identification & Assessment: We utilize external tools to monitor our information systems and perform periodic vulnerability assessments.

●	Third-Party Risk: We conduct security reviews of material third-party service providers who have access to our sensitive data or critical systems.

●	Integration: Cybersecurity risks are evaluated alongside other operational and financial risks during our annual risk assessment process led by management.

As of December 31, 2025, we are not aware of any risks from cybersecurity threats, including previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition.

Governance Board Oversight

Our Board has primary responsibility for the oversight of risks from cybersecurity threats. The Board receives annual reports from management regarding our cybersecurity posture, potential threats, and any incidents that may have occurred.

Management’s Role

Management is responsible for the day-to-day assessment and management of cybersecurity risks.

●	Our cybersecurity efforts are led by our Chief Technology Officer, who has 10 years of experience in Information Technology.

●	Management has established processes to monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents, including regular software patch updates, system access rights management, log monitoring and data backup and employee information security training.

●	Significant cybersecurity matters are escalated to the Board of Directors as necessary.

ITEM 2 – PROPERTIES

The Company’s principal executive offices are located at Flat A1, 29/F, Block A, TML Tower, 3 Hoi Shing Road, Tsuen Wan, Hong Kong, and are leased from a third party pursuant to a lease agreement. We believe that these facilities are adequate for our current operations and that we will be able to obtain additional or alternative facilities on commercially reasonable terms if and when necessary.

ITEM 3 – LEGAL PROCEEDINGS

In the course of our business, we are involved in litigation and legal matters from time to time. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. We accrue liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. We do not believe that any such matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations, or cash flows.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is currently traded on Nasdaq under the symbol “FIEE.”

Holders

As of March 16, 2026, there were 7,934,122 shares of our Common Stock outstanding and 51 holders of record of our Common Stock.

Dividend Policy

We have never declared or paid cash dividends on our capital stock and do not plan to pay any cash dividends in the foreseeable future. Our current policy is to retain all of our earnings to finance future growth.

Repurchases by the Company

During the quarter ended December 31, 2025, we did not repurchase any shares of our Common Stock.

ITEM 6 – SELECTED FINANCIAL DATA - [Reserved]

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included in this Annual Report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties including those discussed under Part I, Item 1A, “Risk Factors.” These risks and uncertainties may cause actual results to differ materially from those discussed in the forward-looking statements.

Overview

We historically delivered comprehensive WiFi/Software as a Service platform to make everyone’s connected home safe and supportive for life and work. We continue to grow and expand our SaaS operations as a digital service provider focused on integrating AI and data analytics into content creation and brand management. In addition to our SaaS solutions, we now also offer customized software development services and digital authentication services.

As part of our ongoing strategic initiatives, we are actively planning to develop and integrate blockchain technology into our operations in the future. Through the acquisition of HGK, we have successfully applied blockchain technology to our digital authentication services. This advancement is aimed at enhancing the security, transparency, and efficiency of our services and systems.

In line with our growth strategy, we are also targeting potential acquisitions in key sectors such as AI, hardware, and the IoT. The acquisitions completed in 2025 have enabled us to strengthen our technological capabilities and expand our market presence. These strategic initiatives reflect our commitment to innovation and expansion, positioning us for long-term growth and success in emerging industries.

Additionally, we are exploring entry into the MCN business. Our goal is to serve as a bridge between influencers or content creators and the global market, facilitating valuable connections and expanding our reach in this rapidly evolving digital space.

These strategic initiatives reflect our commitment to innovation and expansion, positioning us for long-term growth and success in emerging industries.

Key Factors Affecting Our Performance

Generally, our gross margin depends on a number of factors, including the type of service and customer category. Digital content services tend to have higher gross margins but require ongoing investments; software development services have gross margins that depend on project complexity; digital authentication services, leveraging AI and blockchain technologies, have high gross margin potential.

Our future growth is largely dependent on our ability to acquire new customers, which is crucial for expanding our SaaS - MCN digital services, software services, and digital authentication services. This will rely on the effectiveness of our marketing and sales efforts to reach teams and organizations across diverse industries. The success of our growth strategy, as well as our future prospects, hinges on our ability to attract and retain new customers. While we see a substantial market opportunity in the MCN business, continued investment in sales and marketing, research and development, and customer support will be essential to further grow our international customer base.

In order to sustain and expand our existing customer base, we prioritize ensuring that our customers continue to derive value from our services. By building long-term, meaningful relationships, we aim to help customers leverage our services to establish stronger connections in the global marketplace. As they increasingly recognize the value we provide, we expect them to expand their usage and upgrade their service plans, driving revenue growth within our current customer base. This approach underpins our strategy to enhance both customer retention and revenue growth over time.

Results of Operations

The following table sets forth certain financial data derived from our consolidated statements of operations for the years ended December 31, 2025 and 2024 presented in absolute dollars and as a percentage of revenues, with dollars and percentage change year over year. There can be no assurance that the current trend will continue in future periods.

	Years ended December 31,				Change
	2025		2024		$	%
Revenues	$6,193,616	100.0%	$639,893	100.0%	$5,553,723	867.9%
Cost of revenue	840,018	13.6	432,634	67.6	407,384	94.2
Gross profit	5,353,598	86.4	207,259	32.4	5,146,339	2,483.0
Operating expenses:
Selling and marketing	418,011	6.7	66,171	10.3	351,840	531.7
General and administrative	3,337,649	53.9	2,062,441	322.3	1,275,208	61.8
Research and development	47,419	0.8	113,294	17.7	(65,875)	(58.1)
Vendor liability forgiveness, net of asset transfers	-	-	2,200,929	344.0	(2,200,929)	(100.0)
Total operating expenses	3,803,079	61.4	4,442,835	694.3	(639,756)	(14.4)

Operating income (loss)	1,550,519	25.0	(4,235,576)	(661.9)	5,786,095	(136.6)

Total other income (expense)	(29,881)	(0.5)	82	-	(29,963)	(36,540.2)

Income (loss) before income taxes	1,520,638	24.6	(4,235,494)	(661.9)	5,756,132	(135.9)

Income taxes	448,204	7.2	(11,216)	(1.8)	459,420	(4,096.1)
Net income (loss)	$1,072,434	17.3%	$(4,224,278)	(660.2)%	$5,296,712	(125.4)%

Comparison of Fiscal Years 2025 and 2024

The following table sets forth our revenues by product and the changes in revenues for fiscal year ended December 31, 2025, as compared to fiscal year ended December 31, 2024:

	Years ended December 31,
	2025	2024	$ Change	% Change
Cable Modems & gateways	$-	$638,804	$(638,804)	(100.0)%
Other networking products	-	1,089	(1,089)	(100.0)
SaaS – MCN digital services	5,275,761	-	5,275,761	N/A
Software services	588,811	-	588,811	N/A
Digital authentication services	329,044	-	329,044	N/A
Total	$6,193,616	$639,893	$5,553,723	867.9%

Revenues

Our total revenues increased year-over-year by $5.6 million or 867.9%. The increase in revenues primarily reflects the Company’s strategic transition from legacy hardware operations to SaaS solutions, with a new business model focusing on integrating AI and big data into content creation and brand management. Notably, during March 2025, we successfully secured our first customer orders and generated initial sales, marking a critical milestone in the strategic pivot. Our target clients are individuals or entities seeking to grow their online presence as influencers or content creators.

As of December 31, 2025, we onboarded approximately 800 customers, corresponding to SaaS – MCN digital service fees totalling $6.8 million, of which $5.3 million was recognized as revenue.

Building on this momentum, we introduced customized software services in July 2025. As of December 31, 2025, we secured contracts totalling $1.2 million for customized software services, a portion of which was recognized as revenue in the current period based on the progress of completion. As of December 31, 2025, we successfully signed contracts with 13 customers for these services, with related accounts receivable amounting to $589 thousand.

Through the acquisition of HGK in November 2025, we added the ability to provide digital authentication services. As of December 31, 2025, digital authentication services generated $329 thousand in revenue, serving one corporate client and 38 individual clients. This business leverages AI and blockchain technology to provide authentication, certification, and display services for artworks, further diversifying our revenue streams.

Cost of Revenue and Gross Margin

Cost of revenue for the year ended December 31, 2024 consisted primarily of the following: the cost of direct labor; the cost of finished products from our third-party manufacturers; overhead costs, including purchasing, product planning, inventory control, warehousing and distribution logistics; third-party software licensing fees; inbound freight; import duties/tariffs; warranty costs associated with returned goods; write-downs for excess and obsolete inventory; and costs attributable to the provision of service offerings.

Cost of revenue for the year ended December 31, 2025 consisted primarily of the following: the cost of direct labor; amortization of certain acquired intangibles and software development costs, outsourced authentication service costs, and costs attributable to the provision of service offerings.

The increase in gross profit was attributable to higher revenue in 2025, largely resulting from the lack of revenue in 2024 due to the termination of the Motorola license. Our gross margin can be affected by a number of factors, including fluctuation in labor cost, foreign exchange rates, sales returns, changes in average selling prices, end-user customer rebates and other channel sales incentives, changes in our cost of revenue due to fluctuations and increases in prices paid for components, overhead costs, inbound freight and duty/tariffs, conversion costs, and charges for excess or obsolete inventory.

The following table presents revenues and gross margin, for the periods indicated:

	Years ended December 31,
	2025	2024	$ Change	% Change
Revenues	$6,193,616	$639,893	$5,553,723	867.9%
Cost of revenue	$840,018	$432,634	$407,384	94.2%
Gross margin	86.44%	32.4%

Gross margin increased in fiscal 2025 compared to the prior fiscal year, primarily due to a notable turnaround in the Company’s profitability since the third quarter of fiscal 2025. The first half of fiscal 2025 was characterized by an initial investment and strategic positioning phase, with the implementation of increased operational capacity and a successful diversification into new, higher-margin service lines commencing in July 2025. The improvement in gross margin was primarily contributed by the MCN digital services revenue stream, which leverage AI and other technologies to reduce reliance on human labor, resulting in significantly higher margins compared to traditional service models. As a result, the Company achieved a substantial increase in its gross margin. The benefits of this strategic shift and enhanced scale are clearly reflected in the consolidated results for fiscal 2025.

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

	Years ended December 31,
	2025	2024	$ Change	% Change
Selling and marketing	$418,011	$66,171	$351,840	531.7%

Sales and marketing expenses increased by $352 thousand in fiscal 2025, as compared to the prior year, primarily due to the Company’s business transformation. In 2024, the Company was in a transition period with reduced legacy operations, resulting in low sales support costs. In 2025, with the full launch of new business operations, the Company increased marketing activities and investments to promote its digital content services, software development services, and digital authentication services.

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

	Years ended December 31,
	2025	2024	$ Change	% Change
General and administrative	$3,337,649	$2,062,441	$1,275,208	61.8%

General and administrative expenses increased by $1.3 million, or 61.8%, to $3.3 million for the year ended December 31, 2025, compared to $2.0 million for the year ended December 31, 2024. This increase was primarily driven by $1.1 million in non-cash warrant issuance costs recognized in the third quarter of 2025. The remaining increase was attributable to expanded business operations following our strategic transformation, including higher professional fees and personnel costs associated with launching and scaling our new digital content, software development, and digital authentication services. These increases were partially offset by continued cost discipline and operational efficiencies realized from our transition away from legacy hardware operations.

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

	Years ended December 31,
	2025	2024	$ Change	% Change
Research and development	$47,419	$113,294	$(65,875)	(58.1)%

Research and development expenses decreased by $66 thousand in fiscal 2025, as compared to the prior year. The research and development expenses incurred in 2025 were primarily related to software subscriptions and support costs.

Research and development expenses may fluctuate depending on the timing and number of development activities and could vary significantly as a percentage of revenues, depending on actual revenues achieved in any given year.

Other Income (Expense)

	Years ended December 31,
	2025	2024	$ Change	% Change
Other income (expense)	$(29,881)	$82	$(29,963)	(36,540.2)%

Other income (expense), net was an expense of $29,881 in fiscal 2025 and income of $82 in fiscal 2024, primarily due to increased foreign currency exchange losses resulting from significantly more foreign currency transactions in 2025 as the Company expanded its operations in Hong Kong and Japan.

Income Tax Expense (Benefit)

	Years ended December 31,
	2025	2024	$ Change	% Change
Income tax expense (benefit)	$448,204	$(11,216)	$459,420	(4,096.1)%

Income tax expense (benefit) was an expense of $448,204 in fiscal 2025 and benefit of $11,216 in fiscal 2024. This significant change was primarily due to the profitability of the Company’s Hong Kong subsidiary in 2025, resulting in Hong Kong Profits Tax. In 2024, the Company was in a business transition period with losses from legacy operations, resulting in an income tax benefit.

Liquidity and Capital Resources

The Company’s operations have historically been financed through the issuance of common stock and preferred stock. Since inception, the Company has incurred significant losses and negative cash flows from operation and an accumulated deficit of $95.6 million. The Company began generating operating profit in the fourth quarter of 2025. During the year ended December 31, 2025, the Company reported a net income of $1.1 million, a positive working capital of $2.4 million. As of December 31, 2025, we had cash of $3.1 million as compared to $30 thousand on December 31, 2024. On December 31, 2025, we had no borrowings outstanding and had a working capital of $2.4 million. Previously, we have funded our operations and financing activities primarily through the sale of our preferred stock and Common Stock. Our ability to maintain adequate levels of liquidity depends in part on our ability to generate cash from operations and our ability to raise additional funds through equity or debt financing. We are evaluating options related to our liquidity and will continue to monitor our costs in relation to our sales and adjust our cost structure accordingly.

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

Our consolidated financial statements as of December 31, 2025 were prepared under the assumption that we will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt exists about our ability to continue as a going concern, and we will require additional liquidity to continue operations beyond the next twelve months.

Our consolidated financial statements as of December 31, 2025 do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if we were unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or part of their investment.

Cash Flows

The following table presents our cash flows for the periods presented:

	Years ended December 31,
	2025	2024
Cash provided by (used in) operating activities	$3,636,620	$(3,772,008)
Cash used in investing activities	(4,873,399)	11,642
Cash provided by (used in) financing activities	4,300,000	3,081,206
Effect of foreign exchange rate changes on cash	(8,922)	-
Net increase (decrease) in cash	$3,054,299	$(679,160)

Cash Flows from Operating Activities.

Cash provided by operating activities of $3.6 million during 2025 reflected our net income of $1.1 million, adjusted for non-cash expenses, consisting primarily of: $0.5 million in depreciation and amortization expense, $0.1 million in stock-based compensation expense, $1.1 million in value of warrants issued, $9 thousand in non-cash interest expense, and $7 thousand in loss on disposal of fixed assets. Uses of cash included increases in accounts receivable of $0.6 million, other receivables of $1.1 million, prepaid and other current assets of $27 thousand, and other long-term assets of $59 thousand, as well as decreases in operating lease liabilities of $51 thousand. Sources of cash included increases in accounts payable of $0.2 million, contract liabilities of $1.5 million, income tax payable of $0.4 million and accrued expenses and other current liabilities of $0.6 million.

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

Cash Flows from Investing Activities.

In 2025, the Company used $4.9 million in investing activities, primarily consisting of $4.7 million for acquisition of assets and $0.2 million for purchases of property, equipment and software.

In 2024, the Company had $12 thousand generated in investing activities related to sales of property and equipment.

Cash Flows from Financing Activities.

Cash provided from financing activities in 2025 consisted of proceeds from issuance of Common Stock of $4 million, net proceeds from the issuance of a convertible note of $300 thousand.

Cash provided in financing activities in 2024 consisted of proceeds of issuance of preferred stock of $3.1 million.

Future Liquidity Needs

Our primary short-term needs for capital, which are subject to change, include:

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

At December 31, 2025, we do not believe our current cash will be sufficient to fund working capital requirements, capital expenditures and operations during the next twelve months. Our ability to continue as a going concern will depend on our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures and increase revenues. Based on these factors, management determined that there is substantial doubt regarding our ability to continue as a going concern. We will continue to monitor our costs in relation to our sales and adjust accordingly.

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

Our ability to fund our longer-term cash needs is subject to various risks, many of which are beyond our control—See “Risk Factors—We may require significant additional capital to pursue our growth strategy, and our failure to raise capital when needed could prevent us from executing our growth strategy.” Should we require additional funding, such as additional capital investments, we may need to raise the required additional funds through bank borrowings or public or private sales of debt or equity securities. We cannot guarantee that such funding will be available in needed quantities or on terms favourable to us, if at all.

At December 31, 2025, we have Federal net operating loss carry forwards of approximately $68.2 million available to reduce future taxable income. A valuation allowance has been established for the full amount of deferred income tax assets as management has concluded that it is more-likely than-not that the benefits from such assets will not realize the benefits of our deferred tax assets. As a result, as of December 31, 2025 and December 31, 2024, we recorded a full valuation allowance against our net deferred tax assets.

To support our strategic transition to SaaS solutions and the scaling of our AI-driven platform, management anticipates requiring approximately $10 million in total funding over the next three years. We plan to allocate (1) $4.0 million in 2026 to develop AI technology for content, build fan community and membership system, (2) $3.0 million in 2027 to enhance our SaaS system, and develop robust security for other IP protection technologies, and (3) $3.0 million in 2028 to advance AI media development and expand content creation capabilities.

To provide for such liquidity needs over the next three years, on May 9, 2025, we entered into a Purchase Agreement with Helena, whereby we have the right to issue and sell to Helena, from time to time, and Helena shall purchase from us, up to $15,000,000 of the Common Stock. In no event shall the number of shares of Common Stock issuable to Helena cause the aggregate number of shares of Common Stock beneficially owned by Helena and its affiliates as a result of previous issuances and sales of Common Stock to Helena to exceed 9.99% of the then issued and outstanding Common Stock. The purchase price is based on 95% of the lowest VWAP during the three (3) Trading Days following Helena’s receipt of the shares.

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

On January 30, 2026, we entered into a Securities Purchase Agreement with certain investors to issue an aggregate of 394,476 shares of Common Stock at $5.07 per share for gross proceeds of approximately $2 million. The transaction is expected to close at the end of the first quarter of 2026.

Commitments and Contractual Obligations

For a description of our operating leases, refer to Note 6 and for a description of our license agreement and purchase commitments, refer to Note 7 in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of December 31, 2025. Please refer to Note 7 in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

Recent Accounting Standards

Please refer to Note 2 Summary of Significant Accounting Policies, in Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report, for a full description of recent accounting standards, including the expected dates of adoption and estimated effects on the financial condition and results of operations, which are hereby incorporated by reference.

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

Management considers revenue recognition to be a critical accounting policy because it requires significant judgment in identifying performance obligations and determining the appropriate timing and pattern of revenue recognition for service contracts. The application of this policy involves evaluating contract terms, including the nature of promised services and the period over which control is transferred to the customer, which could materially affect the amount and timing of revenue recognized.

Revenue Recognition

We adopted ASC 606, Revenue from Contracts with Customers, which requires a five-step model to recognize revenue from customer contracts. The five-step model requires entities to exercise judgment when considering the terms of contracts, including: (1) identifying the contracts or agreements with a customer; (2) identifying the performance obligations in the contract or agreement; (3) determining the transaction price; (4) allocating the transaction price to the separate performance obligations; and (5) recognizing revenue as each performance obligation is satisfied. We apply the five-step model to contracts only when it is probable that we will collect the consideration to which it is entitled in exchange for the services it transfers to our clients.

Revenues from SaaS service before the end of 2024

Revenue recognized for each distinct performance obligation as control is transferred to the customer. Revenue attributable to hardware products bundled with SaaS offerings are recognized at the time control of the product transfers to the customer. The transaction price allocated to the SaaS offering was recognized ratably beginning when the customer was expected to activate their account and over a three-year period that we estimated based on the expected replacement of the hardware.

Revenues from SaaS service- MCN Digital Service in 2025

We expand SaaS operations as a digital service provider, delivering full-cycle services to brand clients through legally binding agreements since March 2025. We offer full-service account management, content production, and targeted promotion to grow followers across key platforms. Service packages customizable via the SaaS portal. Customers may purchase value-added services with or after their purchases of basic package. Our services comprise two distinct performance obligations: (1) the basic service, which represents a single performance obligation as the promises for account setup, SaaS platform access, account management, and basic digital content creation and publishing are highly interdependent and bundled together; and (2) the value-added services, which represents a performance obligation for additional digital content created and customized to meet the customer’s special request. Each with a standalone transaction price. We recognize revenues from basic services ratably over the contract term beginning on the commencement date of each contract. The revenues from value-added services are recognized at a point in time when customers approve or accept the value-added services or system automatically approves whichever is later. We require an upfront payment for the services, which is non-refundable upon execution of the contract. Customers retain the right to terminate the contract prior to its expiration date, subject to the early termination fees, including information transfer fee and fan development fee.

Revenues from Software Service in 2025

We enter into bundled arrangements that typically include the sale of on-premise software licenses, customized modules, and maintenance and support (“M&S”) services. These arrangements are evaluated to determine whether the promises represent distinct performance obligations. The customized modules are highly interdependent and interrelated with the software license and are therefore combined with the license as a single performance obligation, while the M&S services are capable of being distinct and are accounted for as a separate performance obligation. The M&S services are provided free of charge for a specified contract period, typically encompassing the first year of service following software delivery.

The transaction price is allocated to each performance obligation based on their relative stand-alone selling prices (“SSP”). The SSP for the combined software license and customized modules, and M&S services is determined using the adjusted market assessment approach, which considers market conditions, competitive pricing, our market position, expected profit margins, and cost structure. Contracts include retention fees that represent variable consideration, as their payment is contingent upon no major defects being identified within a specified period. These retention fees are excluded from the initial transaction price. The related revenue is recognized only when it’s probable that a significant reversal will not occur. Contracts for software licensing and M&S services generally include a renewal option for M&S services; however, the renewal option to acquire additional services is neither offered free of charge nor at a discount and accordingly does not represent a material right.

We provide assurance-type warranties to ensure that the delivered software complies with agreed-upon specifications. These warranties do not constitute a separate performance obligation as they cannot be purchased separately and do not provide a service beyond remedying defects to bring the software to the specified standard.

Our contracts typically specify a payment schedule whereby payments from the customer are linked to the signing of the contract and the achievement of specific milestones. Contracts are generally fixed price, and we have elected the practical expedient not to adjust the promised consideration for the effects of a significant financing component when the period between transfer of goods or services and customer payment is one year or less.

Revenue from the combined software license and customized modules is recognized over time as we fulfil its performance obligations by developing and enhancing the software assets throughout the project period. We recognize revenue using the output method based on the measurements of the value of the services transferred to date in relation to total performance obligation promised. Revenue from maintenance and support services is recognized over time on a straight-line basis over the M&S contract period. This recognition pattern reflects the continuous transfer of services to the customer, who simultaneously receives and consumes the benefits of these services throughout the service period.

Revenues from Digital Authentication Service in 2025

We provide digital authentication services for artworks, leveraging AI and blockchain technology. Services include microstructure analysis, AI image comparison, authenticity determination, blockchain registration, and issuance of digital authentication reports. Service packages are offered in Standard and Expedited editions, with fees calculated based on artwork area and payable in full in advance. Our services comprise a single performance obligation, as the promised services are highly interdependent and integrated to deliver a conclusive authentication outcome. The transaction price is fixed at contract inception. Revenue is recognized at a point in time upon delivery of the final digital authentication report and blockchain certificate to the client, when the client obtains control of the completed authentication package.

Management has evaluated the Company’s accounting policies and estimates and determined that there were no critical accounting estimates for the year ended December 31, 2025. While the preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, such estimates did not involve a high degree of subjectivity, judgment, or uncertainty that would be reasonably likely to result in a material impact to the Company’s financial condition or results of operations. Accordingly, management concluded that no estimates met the definition of a critical accounting estimate for the period presented.

ITEM 7A. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8 – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FiEE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of

FiEE, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of FiEE, Inc and its subsidiaries (the “Company”) as of December 31, 2025, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, although the Company had liquidity for the year ended December 31, 2025, the historical losses and negative cash flows raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Acquired Technology-Related Intangible Assets

As described in Note 4 to the financial statements, during the year ended December 31, 2025, the Company completed the acquisition of a group of assets, and a significant portion of the purchase price was allocated to technology-related intangible assets. The fair value of the acquired technology was estimated using a multi-period excess earnings method (MPEEM), which required management to make significant estimates and assumptions, including projected revenues, discount rates, and the economic useful life of the intangible assets.

We identified the valuation of the acquired technology-related intangible assets as a critical audit matter because auditing management’s estimate involved especially challenging auditor judgment due to the significant estimation uncertainty and the sensitivity of the valuation to changes in key assumptions.

The primary procedures we performed to address this critical audit matter included, among others, evaluating the reasonableness of management’s valuation methodology and testing the significant assumptions used in the valuation model. We evaluated the projected revenues, costs, and expenses by comparing them to actual performance and other relevant information, such as the cost-to-revenue ratio. With the assistance of our valuation specialists, we evaluated the appropriateness of the valuation methodology and assessed the reasonableness of certain key assumptions, including the discount rate and contributory asset charges. We also performed sensitivity analyses to evaluate the impact of changes in key assumptions on the estimated fair value of the intangible assets. In addition, we tested the completeness and accuracy of the underlying data used in the valuation and evaluated the adequacy of the related financial statement disclosures.

/s/ UHY LLP

We have served as the Company’s auditor since 2025.
Irvine, California
March 20, 2026

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

/s/ Beckles & Co (PCAOB ID 7116)
We served as the Company’s auditor from 2024 to 2025.
West Palm Beach, FL
April 9, 2025

400 Columbia Drive, Suite 101

West Palm Beach, FL 33409

Ph.561 689-4093

Fax: 954 827-0968

FIEE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2025 and 2024

	2025	2024
ASSETS
Current assets
Cash	$3,084,461	$30,162
Accounts receivable	2,110,715	-
Other receivable	1,217,692	-
Prepaid expenses and other current assets	199,309	134,757
Total current assets	6,612,177	164,919

Property, equipment and software, net	366,439	119,871
Intangible assets	3,529,835
Operating lease right-of-use assets, net	31,004	-
Other assets	231,680	22,245
Total assets	$10,771,135	$307,035

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$511,206	$143,414
Contract liabilities	1,497,721	-
Accrued expenses and other current liabilities	1,169,737	293,613
Income tax payables	972,743
Current maturities of operating lease liabilities	30,350	-
Total current liabilities	4,181,757	437,027
Total liabilities	4,181,757	437,027

Commitments and Contingencies (Note 7)

Stockholders’ equity (deficit)
Preferred Stock, authorized: 10,000,000 shares at $0.001 par value, including 3,000,000 shares designated as Series A Convertible Preferred Stock at $0.001 par value; 2,305,357 Series A shares issued and outstanding at December 31, 2025 and 2024, respectively.	1,639,779	1,639,779
Common Stock, authorized: 60,000,000 shares at $0.01 par value; issued and outstanding: 7,934,122 shares at December 31, 2025 and 3,713,792 shares at December 31, 2024, respectively	79,341	37,138
Additional paid-in capital	100,500,280	94,886,147
Accumulated deficit	(95,621,579)	(96,694,013)
Accumulated other comprehensive (loss) income	(8,443)	957
Total stockholders’ equity (deficit)	6,589,378	(129,992)
Total liabilities and stockholders’ equity (deficit)	$10,771,135	$307,035

The accompanying notes are an integral part of these consolidated financial statements.

FIEE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2025 and 2024

	2025	2024
Revenues	$6,193,616	$639,893
Cost of revenues	840,018	432,634
Gross profit	5,353,598	207,259

Operating expenses:
Selling and marketing	418,011	66,171
General and administrative	3,337,649	2,062,441
Research and development	47,419	113,294
Vendor liability forgiveness, net of asset transfers	-	2,200,929
Total operating expenses	3,803,079	4,442,835

Operating income (loss)	1,550,519	(4,235,576)

Other income (expense):
Interest income (expense), net	(8,953)	82
Foreign currency exchange loss	(14,315)	-
Other, net	(6,613)
Total other income (expense)	(29,881)	82

Income (loss) before income taxes	1,520,638	(4,235,494)

Income tax expense (benefit)	448,204	(11,216)

Net income (loss)	$1,072,434	$(4,224,278)
Allocation to participating preferred stock	(391,125)	-
Net Income (loss) attributable to common stockholders	681,309	(4,224,278)

Basic earnings (loss) per common share	0.12	(1.34)
Diluted earnings (loss) per common share	$0.10	$(1.34)

Weighted-average number of common shares outstanding:
Basic	5,622,077	3,159,061
Diluted	7,080,633	3,159,061

Net income (loss)	$1,072,434	$(4,224,278)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(9,400)	-
Total comprehensive income (loss)	$1,063,034	$(4,224,278)

The accompanying notes are an integral part of these consolidated financial statements.

FIEE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Years Ended December 31, 2025 and 2024

	Preferred Stock		Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balance at December 31, 2023	-	$-	2,789,020	$27,890	$92,556,805	$(92,469,735)	$957	$115,917

Net loss	-	-	-	-	-	(4,224,278)	-	(4,224,278)
Preferred stock issuance	2,305,357	1,639,779	-	-	-	-	-	1,639,779
Issuance of warrants	-	-	-	-	1,441,427	-	-	1,441,427
Stock-based compensation	-	-	924,772	9,248	887,915	-	-	897,163
Balance at December 31, 2024	2,305,357	$1,639,779	3,713,792	$37,138	$94,886,147	$(96,694,013)	$957	$(129,992)

Net income	-	-	-	-	-	1,072,434	-	1,072,434
Foreign currency translation	-	-	-	-	-	-	(9,400)	(9,400)
Issuance of warrants for service	-	-	-	-	1,074,716	-	-	1,074,716
Stock-based compensation	-	-	-	-	122,667	-	-	122,667
Common Stock Issuance	-	-	2,582,169	25,822	4,124,178	-	-	4,150,000
Conversion of Convertible Note	-	-	1,235,814	12,358	296,595	-	-	308,953
Warrants exercised	-	-	402,347	4,023	(4,023)	-	-	-
Balance December 31, 2025	2,305,357	$1,639,779	7,934,122	$79,341	$100,500,280	$(95,621,579)	$(8,443)	$6,589,378

The accompanying notes are an integral part of these consolidated financial statements.

FIEE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2025 and 2024

	2025	2024
Cash flows from operating activities:
Net income (loss)	$1,072,434	$(4,224,278)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	441,434	347,671
Amortization of right-of-use assets	49,912	22,512
Non-cash interest expense	8,953	-
Stock-based compensation	122,667	897,163
Issuance of warrants for service	1,074,716	-
Loss on disposal of fixed assets	6,613	-
Provision for accounts receivable allowances	-	(312,983)
Vendor liability forgiveness, net of asset transfers	-	2,200,929

Changes in operating assets and liabilities:
Accounts receivable	(588,915)	1,014,360
Other receivable	(1,145,125)	-
Inventories	-	404,299
Prepaid expenses and other current assets	(26,737)	(98,990)
Other assets	(59,435)	33,384
Accounts payable	217,927	(3,249,333)
Contract liabilities	1,497,721	-
Income tax payable	446,666	-
Accrued expenses and other current liabilities	568,354	(784,230)
Operating lease liabilities	(50,565)	(22,512)
Net cash provided by (used in) operating activities	3,636,620	(3,772,008)

Cash flows from investing activities:
Purchase of property, equipment and software	(186,095)	-
Sales or property and equipment	-	11,642
Asset acquisition - Yixuntong (Note 4)	(1,200,000)	-
Asset acquisition - HGK, net of cash acquired (Note 4)	(3,487,304)	-
Net cash (used in) provided by investing activities	(4,873,399)	11,642

Cash flows from financing activities:
Proceeds from preferred stock issuance	-	3,081,206
Proceeds from the issuance of common stock	4,000,000	-
Proceeds from the issuance of convertible note	300,000	-
Net cash provided by financing activities	4,300,000	3,081,206

Effect of foreign exchange rate changes on cash	(8,922)	-

Net change in cash	3,054,299	(679,160)
Cash - Beginning	30,162	709,322
Cash - Ending	$3,084,461	$30,162

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$11,125

Supplemental disclosures of non-cash investing and financing activities:
Non-cash common stocks issued that were recognized in deferred offering costs	$150,000	$-
Settlement of convertible note to equity	$308,953	$-
Obtaining right-of-use assets in exchange for operating lease liability	$82,600	$-
Purchase of property, equipment and software through increase in other payables	$89,354	$-
Asset acquisition through increase in other payables	$204,969	$-

The accompanying notes are an integral part of these consolidated financial statements.

FIEE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 and 2024

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

FiEE, Inc. and its wholly owned subsidiaries—FiEE (HK) Limited (incorporated in March 2025), Houren-Geiju Kabushikikaisha (acquired in November 2025), MTRLC LLC, and Minim Asia Private Limited—are herein collectively referred to as “FiEE” or the “Company.”

We continue to grow and expand our operations as a digital service provider focused on integrating AI and data analytics into content creation and brand management. We offer a range of SaaS solutions through a cloud-based platform designed to support our clients in developing, managing, and optimizing their digital presence across global platforms, including customized graphic and posts, short videos, and editorial calendars aligned with brand goals. Additionally, we offer comprehensive software development and maintenance services, delivering custom software solutions from system design and development to deployment and post-launch maintenance.

On November 30, 2025, we completed the acquisition of Houren-Geiju Kabushikikaisha (“HGK”), a Japanese technology company specializing in digital authentication services for artworks, leveraging AI and blockchain technology to provide artwork authentication, certification, and display services for individual and corporate clients. This acquisition introduces AI image recognition and blockchain authentication technologies to the Company’s service portfolio, further bolstering our technological capabilities and optimizing our comprehensive brand management solutions for customers.

Basis of Presentation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding financial reporting. The consolidated financial statements of the Company include the accounts of FiEE Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. These judgments, estimates and assumptions made by the Company include, but are not limited to revenue recognition, expected credit losses; contract liabilities; valuation allowance for deferred income tax assets; fair value of acquired assets; valuation of warrants and stock-based compensation. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results may differ from those estimates under different assumptions or conditions and the differences may be material.

Liquidity

The Company’s operations have historically been financed through the issuance of common stock and preferred stock. Since inception, the Company has incurred significant losses and negative cash flows from operations. The Company began generating operating profit in the fourth quarter of 2025. During the year ended December 31, 2025, the Company reported a net income of $1.1 million, a positive working capital of $2.4 million and an increase in cash of $3.1 million. The increase in cash was primarily attributable to $3.6 million of cash provided by operating activities and $4.3 million of cash provided by financing activities, partially offset by $4.9 million of cash used in investing activities. As of December 31, 2025, the Company had an accumulated deficit of $95.6 million and a cash of $3.1 million. Although the Company generated net income, a positive working capital and operating cash flows during 2025 following changes in management and business strategy, the Company has incurred significant losses in prior years and has a limited operating history of profitability. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the date the consolidated financial statements were issued. The Company will strengthen its liquidity and expand its access to capital through public offering of common stock and related private placements.

The Company’s consolidated financial statements as of December 31, 2025, do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern. If the Company is unable to raise additional capital and is therefore unable to continue as a going concern, it may have to liquidate its assets and may receive less than the value at which those assets are carried on its consolidated financial statements, and it is likely that investors will lose all or part of their investment.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Functional Currency

The functional currency of FiEE (HK) Limited is the Hong Kong dollar (HKD). The functional currency of HGK (Japanese entity) is the Japanese Yen (JPY). Foreign currency transactions are translated into their respective functional currencies using exchange rates at the transaction dates, while monetary assets and liabilities denominated in foreign currencies are remeasured at period-end rates. The functional currency of all other entities of the Company is U.S. Dollar (USD), the same as the reporting currency.

Assets and liabilities of the Company denominated in functional currency other than USD are translated into USD at fiscal year-end exchange rates. Equity accounts other than earnings generated in the current period are translated into USD at the appropriate historical rates. The results of operations and the statements of cash flows denominated in functional currency other than USD are translated into USD at the average exchange rates during the reporting period. Translation adjustments arising from these are reported as cumulative translation adjustments and are shown as a separate component of accumulated other comprehensive income (loss) in the consolidated statements of changes in stockholders’ equity (deficit).

Cash

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. As of December 31, 2025 and 2024, the Company had no cash equivalents.

The Company maintains cash balances with financial institutions located in the U.S., and Japan, as well as in Hong Kong with a non-bank payment service provider used to facilitate international payment transactions. Cash balances held in financial institutions in the U.S. are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits, while balances held in other jurisdictions may be subject to different regulatory protections. In addition, balances held with the non-bank payment service provider are not insured by the FDIC or similar government agencies. The Company has not experienced any credit losses on its cash account through December 31, 2025 and believes it is not exposed to significant credit risk with respect to these balances.

Accounts Receivable

Accounts receivable are recorded at invoice value, net of any allowance for credit losses. The Company’s accounts receivable were $2,110,715 and $0 as of December 31, 2025 and 2024, respectively. The balance as of December 31, 2025 consisted primarily of trade receivables acquired in connection with the purchase of HGK, and trade receivables from software services provided during the year.

The allowance for credit losses is estimated using a forward-looking expected credit loss model that considers available information about past events, current conditions, and reasonable and supportable forecasts of future economic conditions. Given that all accounts receivable as of December 31, 2025 were originated during 2025 following the Company’s business transformation, limited historical payment data is available. The Company assesses credit risk based on the age of receivables, customer creditworthiness, estimated future economic conditions and their impact on the customer’s financial capabilities.

Based on management’s assessment, and ongoing collection efforts, the Company believes that all outstanding receivables are fully collectible in 2026. No allowance for credit losses was recorded as of December 31, 2025. The amount received in subsequent period is $613 thousand before the consolidated financial statements were issued. The Company will continue to monitor the aging of receivables and customer payment patterns and will establish an allowance if future conditions indicate that expected credit losses may occur.

Deferred Offering Costs

Offering costs directly attributable to a potential private offering of equity securities are accounted for in accordance with Accounting Standards Codification (“ASC”) 340-10-S99-1 and the SEC Staff Accounting Bulletin (“SAB”) Topic 5.A – Expenses of Offering. The Company’s offering costs primarily consist of commitment fees incurred through the balance sheet date, which have been deferred and recorded as a non-current asset, as the offering had not been completed as of the reporting date. As of December 31, 2025, the Company had $150,000 in deferred offering costs related to the Helena Purchase Agreement (see Note 12), which were included in other assets. Upon successful completion of the private offering, such costs will be charged against the proceeds and recorded as a reduction to stockholders’ equity. If the offering is ultimately unsuccessful or abandoned, the deferred offering costs will be expensed in the period in which the offering is terminated.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property, equipment, software, and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment of long-lived assets was recognized for the years ended December 31, 2025 and 2024.

Assets Acquisition

The Company evaluates acquisitions of entities or assets to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If this screen criterion is met, the transaction is accounted for as an asset acquisition. If not, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs which would meet the definition of a business. The Company measures and recognizes asset acquisitions that are not deemed to be business combinations based on the cost to acquire the assets, which includes transaction costs. Goodwill is not recognized in an asset acquisition. Any consideration in excess of net assets acquired is allocated to acquired nonfinancial assets on a relative fair value basis.

Fair Market Value

The Company complies with ASC 820, “Fair Value Measurements and Disclosures,” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

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

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes. Provision for income taxes consisted of current income taxes and deferred income taxes.

Current income taxes are provided for in accordance with the laws of the relevant tax authorities and calculated using tax rates that have been enacted as of the balance sheet date.

Deferred income taxes are provided using assets and liabilities method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are recognized to the extent that these assets are more likely than not to be realized. In making such a determination, the management consider all positive and negative evidence, including future reversals of projected future taxable income and results of recent operation. Deferred tax assets are then reduced by a valuation allowance through a charge to income tax expense when, in the opinion of management, it is more likely than not that a portion of or all of the deferred tax assets will not be realized.

The Company accounts for uncertainty in income taxes recognized in the financial statements by applying a two-step process to determine the amount of the benefit to be recognized. An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination based solely on the technical merits of the position assuming a review by tax authorities having all relevant information. The amount of the benefits that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement.

Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The Company did not recognize any income tax due to uncertain tax position or incur any interest and penalties related to potential underpaid income tax expenses for the years ended December 31, 2025 and 2024.

The Company accounts for Global Intangible Low-Taxed Income (“GILTI”) in accordance with ASC 740. The Company has elected to account for the tax effects of GILTI as a period cost when incurred rather than recognizing deferred taxes for basis differences expected to reverse as GILTI in future periods. Accordingly, GILTI tax expense is recognized in the period in which the related income is included in the U.S. taxable income.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (ASC 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for all public entities for fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company adopted ASU 2023-09 in the fiscal year ended December 31, 2025, and the adoption primary affects the Company’s income tax disclosures (see Note 13).

Operating and Finance Leases

The Company has operating leases primarily for office space. The determination of whether an arrangement is a lease or contains a lease is made at inception by evaluating whether the arrangement conveys the right to use (“ROU”) an identified asset and whether the Company obtains substantially all of the economic benefits from and has the ability to direct the use of the asset. The Company does not have any finance leases.

Leases with a term greater than one year are recognized on the consolidated balance sheets in the line items cited above. The Company has elected not to recognize leases with terms of one year or less on the consolidated balance sheets. Lease obligations and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term. As the interest rate implicit in lease contracts is typically not readily determinable, the Company utilizes the materially approximate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The lease term may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

Segment reporting

The Company operates as a single operating segment. The Company’s chief operating decision maker (“CODM”), its Chief Executive Officer, reviews financial information on an aggregate basis for the purposes of allocating resources and evaluating financial performance. The measure of segment profit or loss reviewed by the CODM is operating income. The Company’s primary operations were historically in the U.S., and prior to the end of 2024, it derived substantially all of its revenue from sales to customers in the U.S. Beginning in March 2025, following the expansion of its operations in Hong Kong, the Company has derived all its revenues from Hong Kong. As of December 31, 2024, the Company had no significant long-lived assets. As of December 31, 2025, the Company’s long-lived assets are mainly located in U.S. and Hong Kong.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires that an entity disclose significant segment expenses impacting profit and loss that are regularly provided to the chief operating decision maker. The update is required to be applied retrospectively to prior periods presented, based on the significant segment expense categories identified and disclosed in the period of adoption. The amendments in ASU 2023-07 are required to be adopted for fiscal years beginning after December 15, 2023 for public entities. The Company adopted ASU 2023-07 effective January 1, 2024.

For the year ended December 31, 2025 and 2024, significant segment expenses that are regularly provided to the CODM and included in this measure consist of cost of revenues, selling, general, and administrative expenses. These expenses are consistent with the amounts presented in the consolidated statements of operations. There are no other segment items as there are no significant assets or operations not regularly reviewed by the CODM.

Recently Issued Accounting Standards

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) which requires detailed disclosures in the notes to financial statements disaggregating specific expense categories and certain other disclosures to provide enhanced transparency into the nature and function of expenses. The FASB further clarified the effective date in January 2025 with the issuance of ASU 2025-01, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The requirements should be applied on a prospective basis while retrospective application is permitted. The Company is currently evaluating the impact related to the new standard.

(3) REVENUE AND OTHER CONTRACTS WITH CUSTOMERS

The Company adopted ASC 606, Revenue from Contracts with Customers, which requires a five-step model to recognize revenue from customer contracts. The five-step model requires entities to exercise judgment when considering the terms of contracts, including: (1) identifying the contracts or agreements with a customer; (2) identifying the performance obligations in the contract or agreement; (3) determining the transaction price; (4) allocating the transaction price to the separate performance obligations; and (5) recognizing revenue as each performance obligation is satisfied. The Company applies the five-step model to contracts only when it is probable that the Company will collect the consideration to which it is entitled in exchange for the services it transfers to its clients.

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

Revenues from SaaS service- MCN Digital Service in 2025

The Company expands SaaS operations as a digital service provider, delivering full-cycle services to brand clients through legally binding agreements since March 2025. The Company offers full-service account management, content production, and targeted promotion to grow followers across key platforms. Service packages customizable via the SaaS portal. Customers may purchase value-added services with or after their purchases of basic package. The Company’s services comprise two distinct performance obligations: (1) the basic service, which represents a single performance obligation as the promises for account setup, SaaS platform access, account management, and basic digital content creation and publishing are highly interdependent and bundled together; and (2) the value-added services, which represents a performance obligation for additional digital content created and customized to meet the customer’s special request. Each with a standalone transaction price. The Company recognizes revenues from basic services ratably over the contract term beginning on the commencement date of each contract. The revenues from value-added services are recognized at a point in time when customers approve or accept the value-added services or system automatically approves whichever is later. The Company requires an upfront payment for the services, which is non-refundable upon execution of the contract. Customers retain the right to terminate the contract prior to its expiration date, subject to the early termination fees, including information transfer fee and fan development fee.

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

Revenue from the combined software license and customized modules is recognized over time as the Company fulfils its performance obligations by developing and enhancing the software assets throughout the project period. The Company recognizes revenue using the output method based on the measurements of the value of the services transferred to date in relation to total performance obligation promised. Revenue from maintenance and support services is recognized over time on a straight-line basis over the M&S contract period. This recognition pattern reflects the continuous transfer of services to the customer, who simultaneously receives and consumes the benefits of these services throughout the service period.

Revenues from Digital Authentication Service in 2025

The Company provides digital authentication services for artworks, leveraging AI and blockchain technology. Services include microstructure analysis, AI image comparison, authenticity determination, blockchain registration, and issuance of digital authentication reports. Service packages are offered in Standard and Expedited editions, with fees calculated based on the dimensions of the artwork and required to be fully paid in advance. The Company’s services comprise a single performance obligation, as the promised services are highly interdependent and integrated to deliver a conclusive authentication outcome. The transaction price is fixed at contract inception. Revenue is recognized at a point in time upon delivery of the final digital authentication report and blockchain certificate to the client, when the client obtains control of the completed authentication package.

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

As of December 31, 2025, the remaining performance obligation related to MCN digital services purchased and paid for in advance by customers for basic and value-added packages amounted to $1,497,721, equalling the balance of contract liabilities. This amount is expected to be recognized as revenue within the next 12 months.

The remaining performance obligation for software service as of December 31, 2025 was $521,082, excluding retention fee. This amount relates to unsatisfied performance obligations for the combined software license and customized modules, which are expected to be recognized as revenue upon the completion and customer acceptance of specific milestones, predominantly within the next 3 months.

As of December 31, 2025, there was no remaining performance obligation for digital authentication services, as all services have been fully completed.

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

Contract Balances

The Company records accounts receivable when it has an unconditional right to the consideration. The accounts receivable balances were $2,110,715 and $0 as of December 31, 2025 and December 31, 2024, respectively. Contract liabilities are recorded when customers remit payment prior to revenue recognition, representing the Company’s obligation to transfer services in the future. Liabilities arise upon customer order placement. The Company did not have contract liabilities at December 31, 2024, while the ending balance at December 31, 2025 was $1,497,721.

Disaggregation of Revenue

The following table sets forth our revenues by distribution channel:

	Years ended December 31,
	2025	2024
Retailers	$-	$638,904
Other online and offline channels	6,193,616	989
	$6,193,616	$639,893

The following table sets forth our revenues by product:

	Years ended December 31,
	2025	2024
Cable Modems & gateways	$-	$638,804
Other networking products	-	1,089
SaaS – MCN digital services	5,275,761	-
Software services	588,811	-
Digital authentication services	329,044	-
	$6,193,616	$639,893

The following table sets forth our revenues by the timing of revenue recognition:

	Years ended December 31,
	2025	2024
Recognized at a point in time	$5,183,731	$639,893
Recognized over time	1,009,885	-
	$6,193,616	$639,893

(4) ASSET ACQUISITIONS

Acquisition of assets from Yixuntong

On June 30, 2025, FiEE (HK) Limited (“FiEE HK”) entered into and simultaneously closed an Asset Purchase Agreement with Hongyan Sun, Lin Lin, and Suzhou Yixuntong Network Technology Co., Ltd. (“Yixuntong”). Pursuant to the agreement, FiEE HK acquired a group of assets from Yixuntong with a total purchase price of $1.4 million in cash.

The transaction was accounted for as an asset acquisition in accordance with ASC 805-50 and SEC Regulation S-X Rule 11-01(d). In evaluating the transaction, the Company applied the initial screen test and concluded that substantially all of the fair value of the gross assets acquired was concentrated in a group of proprietary software assets, including software source codes and related patents. The software copyrights and patents are used together to generate software service revenues and other potential SaaS-related revenues, and therefore, were considered a group of similar identifiable assets for purposes of the screen test. Accordingly, the transaction did not meet the definition of a business and was accounted for as an asset acquisition, with the total purchase consideration allocated to the acquired assets on a relative fair value basis.

The fair value of the proprietary software was determined using the multi-period excess earnings method (“MPEEM”) with the assistance of a third-party valuation specialist. As a result, approximately $1.3 million of the total purchase consideration was allocated to proprietary software and recognized as an intangible asset, while approximately $0.1 million of the total purchase consideration was allocated to vehicles and computers. The fair value measurement was based on significant assumptions, including projected revenues and cash flows, discount rates, contributory asset charges, and the estimated useful life of the asset, etc. The proprietary software is being amortized using the straight-line method over its estimated useful life of 3 years (see Note 5).

Acquisition of HGK

On November 30, 2025, FiEE, Inc. completed the acquisition of HGK through two simultaneously executed agreements: (i) a Share Purchase Agreement to acquire 100% of the outstanding equity interests for $500,000, and (ii) a Technology Transfer Agreement to acquire all core technology assets, including software copyrights and patents, for $3,000,000. The aggregate purchase price was $3,500,000. The total acquisition cost, including transaction costs, amounted to $3,522,907.

In accordance with ASC 810-10-40-6, the two agreements were entered into in contemplation of one another and were essentially a single transaction designed to achieve an overall commercial effect. Accordingly, the Share Purchase Agreement and the Technology Transfer Agreement have been combined and accounted for as a single transaction for financial reporting purposes.

The Company evaluated the transaction in accordance with the guidance in ASC 805 and determined that the acquired set of assets and liabilities did not meet the definition of a business because it did not include a substantive process that, together with the acquired inputs, would significantly contribute to the ability to create outputs. At the acquisition date, HGK had only one administrative employee and did not have an organized workforce with the necessary skills, knowledge, or experience to perform a substantive process. The seller possessed the underlying assets, technology, processes, and customer relationships prior to the acquisition and was not employed by the Company subsequent to the transaction. Accordingly, no substantive process was acquired, and the transaction was accounted for as an asset acquisition.

The total purchase consideration of the transaction, which is comprised of the cash consideration and transaction costs, was allocated to the assets acquired and the liabilities assumed, as well as the technology-based intangible assets on a relative fair value basis, as follows:

Cash consideration	$3,500,000
Transaction costs	22,907
Total purchase consideration	$3,522,907

Cash	$35,603
Accounts receivable	1,521,800
Other assets	112,742
Accounts payable	(149,865)
Income tax payable	(526,077)
Other liabilities	(5,734)
Net assets acquired	$988,469
Intangible assets acquired	2,534,438
Total costs of acquisition allocated	$3,522,907

The acquired intangible asset represents a group of proprietary software assets, including software copyrights, patents, and other intellectual property related to digital authentication services for artworks, which was amortized using the straight-line method over the estimated useful life of 3 years (see Note 5).

The fair value of these intangible assets was determined using valuation techniques that incorporated significant unobservable inputs, including projected revenues, discount rates, and estimated useful lives, etc. The fair values of financial assets and liabilities, including accounts receivable, prepaid expenses, and accrued liabilities, approximated their respective carrying amounts at the acquisition date due to their short-term nature.

(5) BALANCE SHEET COMPONENTS

Property, equipment and software, net

Property, equipment and software, net consisted of the following:

	December 31,
	2025	2024
Internal use software	$271,088	$-
Equipment	8,137	2,621,706
Vehicles	133,852	-
Total property, equity and software	413,077	2,621,706
Accumulated depreciation and amortization	(46,638)	(2,501,835)
Total property, equipment and software, net	$366,439	$119,871

Depreciation expense was $160 thousand and $282 thousand for the years ended December 31, 2025 and 2024, respectively.

During the year ended December 31, 2025, the Company wrote off certain legacy equipment with an original cost of $2,621,707 and accumulated depreciation of $2,615,094, resulting in a net book value of $6,613. The Company recorded a loss on disposal of $6,613, which is included in other income (expense) in the consolidated statements of operations and comprehensive income (loss).

Intangible assets

As part of the asset acquisitions completed on June 30, 2025 and November 30, 2025 (see Note 4), the amount allocated to the intangible assets acquired was approximately $1.3 million and $2.5 million, respectively, primarily consisting of acquired proprietary software, which represent a group of copyrights and associated patents that are expected to provide future economic benefits to the Company. The allocation of the purchase price was performed on a relative fair value basis in accordance with ASC 805-50. The acquired group of proprietary software is being amortized over 3 years, its estimated useful life.

Intangible assets consisted of the following at December 31, 2025 and 2024:

	As of December 31, 2025			As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired group of proprietary software	$3,811,598	$(281,763)	$3,529,835	$-	$-	$-
	$3,811,598	$(281,763)	$3,529,835	$-	$-	$-

Amortization expense was $282 thousand and $33 thousand in the years ended December 31, 2025 and 2024, respectively.

Estimated amortization expenses for the future years are as follows:

Years ending December 31,	Amortization
2026	1,266,852
2027	1,266,852
2028	996,131
Total	$3,529,835

Prepaid and other current assets

Prepaid and other current assets consisted of the following:

	December 31,
	2025	2024
Insurance fee	$53,015	$119,757
Cloud hosting fee	78,414	-
Prepayment for property purchase	44,613	-
Other	23,267	15,000
Total prepaid and other current assets	$199,309	$134,757

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2025	2024
Payroll & related benefits	$305,789	$-
Professional fees	271,501	185,000
Sales allowances	26,905	26,905
Sales and use tax	81,708	81,708
Other payable to Yixuntong(1)	435,957	-
Other(2)	47,877	-
	$1,169,737	$293,613

(1)	As of December 31, 2025, other payables to Yixuntong primarily included $205 thousand for the assets acquisition, $89 thousand for a software development, $122 thousand for software maintenance and $20 thousand for advanced cloud hosting fee.
(2)	There was a balance of $7,232 due to a stockholder of the Company, Cao Yu, which represents the amount paid by Cao Yu to support the Company’s normal operating activities. The remaining balance was primary for the reimbursement payable to employees.

(6) LEASES

The Company’s newly established Hong Kong subsidiary executed new office lease agreements in March 2025 and the Company’s newly acquired Japan subsidiary executed office lease agreements since October 2024, which expire in July and September 2026, respectively. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. ROU assets and lease liabilities are recorded on the balance sheet for all leases, except leases with an initial term of 12 months or less.

The components of lease expenses were as follows:

	Years ended December 31,
	2025	2024
Operating lease costs	$51,978	$22,512
Short-term lease costs	-	14,050
Total lease costs	$51,978	$36,562
Cash paid for amounts included in the measurement of lease liabilities	57,786	22,512

The weighted-average remaining lease term and discount rate were as follows:

	Years ended December 31,
	2025	2024
Operating leases:
Weighted average remaining lease term (years)	0.51	0.0
Weighted average discount rate	4.63%	0.0%

The Company leased office space from an affiliate entity owned by the Company’s former Chairman of the Board. The lease expired and was not renewed in the first quarter of 2024.

(7) COMMITMENTS AND CONTINGENCIES

(a) Commitments

License agreement and settlement with Motorola

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

In connection with the license agreement, the Company had committed to reserve a certain percentage of wholesale prices for use in advertising, merchandising and promotion of the related products. Additionally, the Company was required to make quarterly royalty payments equal to a certain percentage of the preceding quarter’s revenues with minimum annual royalty payments. Following the Company’s agreement with Motorola Mobility LLC on January 22, 2024, as mentioned below. The Company’s quarterly royalty payments, in addition to current and future obligations, were satisfied in exchange for certain assets of the Company.

The Company did not incur royalty expenses under the License Agreement for the year ended December 31, 2025 and 2024.

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

Property purchase agreement in Japan

In December 2025, HGK entered into a property purchase agreement with a third-party seller to acquire a property located in Osaka, Japan, for a total purchase price of JPY87,000,000 (approximately $0.5 million). As of December 31, 2025, HGK had made an upfront payment of JPY 7,000,000 (approximately $45 thousand), with the remaining balance of JPY 80,000,000 (approximately $0.5 million) due and was paid in March 2026.

(c) Contingencies

Vendor Obligation Releases

In its efforts to manage its liquidity and cash-flow position, the Company negotiated and executed liability release agreements with certain vendors in the fourth quarter of 2023 who comprised $5.0 million of outstanding accounts payable as of December 31, 2023. In aggregate, the executed release agreements resulted in a reduction of outstanding accounts payable obligations by $3.6 million from $5.0 million to $1.4 million. The executed release agreements became effective and are contingent upon payment of the $1.4 million negotiated amounts received during the period of the first quarter of 2024. In addition, the Company agreed to pay certain vendors an additional $0.4 million contingent upon successful collection of customer receivables. After the collection of customer receivables, the contingent amount was amended to $0.3 million during the period ended June 30, 2024. In July 2024, the Company paid the contingent amount of $0.3 million to its vendors.

Contingencies on potential lawsuits

The Company is party to various lawsuits and administrative proceedings arising in the ordinary course of business. The Company evaluates such lawsuits and proceedings on a case-by-case basis, and its policy is to vigorously contest any such claims which it believes are without merit.

The Company reviews the status of its legal proceedings and records a provision for a liability when it is considered probable that both a liability has been incurred and the amount of the loss can be reasonably estimated. This review is updated periodically as additional information becomes available. If both criteria are not met, the Company reassesses whether there is at least a reasonable possibility that a loss, or additional losses, may be incurred. If there is a reasonable possibility that a loss may be incurred, the Company discloses the estimate of the amount of the loss or range of losses - that the amount is not material, or that an estimate of the loss cannot be made. At December 31, 2025, the Company is not currently a party to any legal proceedings that, if determined adversely to the Company, in management’s opinion, are currently expected to individually or in the aggregate have a material adverse effect on the Company’s business, operating results or financial condition taken as a whole. The Company expenses its legal fees as incurred.

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

Uncertainty on the business operations

For the year ended December 31, 2025, the Company’s operations depended in part on the continued service of its senior management, whose relationships with artists support the expansion and development of the Company’s primary customer base. The loss of key management or technical personnel could adversely affect the Company’s ability to maintain these relationships and develop its technology-driven services.

(8) SIGNIFICANT CUSTOMER AND DEPENDENCY ON KEY SUPPLIERS

During the year ended December 31, 2025, the Company had one customer, with outstanding accounts receivable balance that accounted for around 75% of the Company’s total accounts receivable. Most of this accounts receivable was acquired through the Company’s acquisition of its Japanese subsidiary, HGK, on November 30, 2025, and contributed 1% to the Company’s revenue for the year ended December 31, 2025. Other than this customer, the Company did not have sales or outstanding accounts receivable balance that accounted for 10% or greater individually of the Company’s total revenues and accounts receivable, respectively. The Company’s primary customers for the year ended December 31, 2025 are artists.

(9) CONVERTIBLE NOTE PAYABLE TO RELATED PARTY

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

On October 27, 2025, at the Company’s 2025 Annual Meeting of Stockholders, stockholders approved the conversion of the Convertible Note. Pursuant to the terms of the Convertible Note, it automatically converted into 1,235,814 shares of common stock. As of December 31, 2025, the Convertible Note had no outstanding balance.

(10) RELATED PARTY TRANSACTION

The Company had the following related party transactions during the year ended December 31, 2025 and 2024:

●	Lease from the Company’s former officer, see Note 6 for details.

●	Amount paid by a stockholder for operating activities and the balance due as of December 31, 2025. See Note 5 for details.

●	Convertible note issued to a related party. See Note 9 for details.

●	Equity transactions with stockholders. See Note 12 for details.

(11) EARNINGS (LOSS) PER SHARE

The Company's Series A Preferred Stock is considered a participating security because it has the right to participate in dividends with common shareholders on an as-converted basis. Accordingly, the Company applies the two-class method to compute basic and diluted earnings (loss) per share. Under the two-class method, net income is allocated between common shareholders and participating securities based on their respective rights to receive dividends as if all earnings for the period had been distributed. Net losses are not allocated to the Series A Preferred Stock, as holders do not have a contractual obligation to share in losses.

Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities include convertible preferred stock, warrants, and restricted shares. Warrants and restricted shares are included in diluted EPS using the treasury stock method. For convertible preferred stock that is a participating security, diluted EPS is calculated using the more dilutive of the two-class method or the if-converted method in accordance with ASC 260. Under the two-class method, the numerator used in diluted EPS is consistent with that used in basic EPS. Potential common shares are included only to the extent they are dilutive, and anti-dilutive securities are excluded.

Earnings (loss) per share for the year ended December 31, 2025 and 2024, respectively, are as follows:

	Years ended December 31,
	2025	2024
Basic earnings per common share:
Net income (loss)	$1,072,434	$(4,224,278)
Less: Preferred stock dividend declared	-	-
Income (loss) available for distribution	1,072,434	$(4,224,278)
Less: Income allocated to participating securities	(391,125)	-
Net income (loss) available to common stockholders	$681,309	(4,224,278)

Weighted average basic shares outstanding	5,622,077	3,159,061
Basic earnings (loss) per common share	$0.12	$(1.34)

Diluted earnings per common share:
Net income (loss) available to common stockholders	$681,309	$(4,224,278)

Weighted average basic shares outstanding	$5,622,077	3,159,061
Dilutive effect related to warrants	1,370,399	-
Dilutive effect related to restricted stocks with service conditions	88,157	-
Weighted average diluted shares outstanding	$7,080,633	3,159,061
Diluted earnings (loss) per common share	$0.10	$(1.34)

Diluted loss per common share for the year ended December 31, 2025 and 2024 excludes the effects of 3,227,500 and 5,536,126 common share equivalents respectively, since such inclusion would be anti-dilutive. The common share equivalents consist of shares of common stock issuable upon the exercise or conversion of outstanding Series A preferred stock, warrants, and restricted shares with a service condition.

(12) EQUITY

Preferred Stock and Warrants

On January 23, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with David Lazar (“Lazar”), a member of our Board of Directors, whereby, at the closing of the transactions contemplated by the Purchase Agreement (the “Closing”), the Company sold and Lazar (or to any transferee of Lazar’s which acquires the Securities Purchase Rights, as defined below, hereinafter a “Lazar Transferee”) purchased 2,000,000 shares of the Company’s preferred stock, $0.001 par value per share (the “Preferred Stock”), at a price per share of $1.40, for an aggregate purchase price of $2,800,000, subject to the conditions described below, pursuant to the exemptions afforded by the Securities Act and Regulation S thereunder. Under the Purchase Agreement, the Company agreed to designate 2,000,000 of the Preferred Stock as Series A Preferred Stock (the “Series A Preferred Stock”) for the sale to Lazar (or a Lazar Transferee). Each share of Series A Preferred Stock shall be convertible, at the option of the holder, into 1.4 shares of common stock of the Company, $0.01 par value per share (the “Common Stock”), and vote on an “as-if-converted” basis and shall have full ratchet protection in any subsequent offerings. Pursuant to the Purchase Agreement, the Company shall also issue Lazar (or a Lazar Transferee) warrants to purchase up to an additional 2,800,000 shares of Common Stock, with an exercise price equal to $1.00 per share, subject to adjustment therein (the “Warrants,” and together with the Series A Preferred Stock, the “Purchased Securities”).

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

On February 18, 2025, the Company entered into a Securities Purchase Agreement (the “February 18, 2025 SPA”) with David Lazar (“Seller”), and Cao Yu, Hu Bin, and Youxin Consulting Limited (collectively, the “Purchasers”), which was subsequently amended on May 9, 2025. Pursuant to the February 18, 2025 SPA and its amendment, Seller, a former director and officer of the Company, sold to the Purchasers (i) 2,219,447 shares of Series A Preferred Stock, (ii) a warrant to purchase up to 2,800,000 shares of Common Stock at an exercise price of $1.00 per share, subject to adjustment (the “Warrant”), and (iii) certain receivables owed by the Company to Seller associated with the transaction (the “Lazar Receivables”). On April 10, 2025, Seller transferred an additional 31,258 shares of Series A Preferred Stock to the Purchasers (together with the previously transferred shares and the Warrant, the “Securities”). The aggregate purchase price for the Securities and the Lazar Receivables was $500,000, of which $300,000 was directed by Seller to be paid to the Company in exchange for a convertible note (see Note 9). The Purchasers also paid a $3.4 million earn-out payment to Seller for his efforts related to the Company’s successful relisting on Nasdaq as of June 30, 2025. As of June 30, 2025, the Lazar Receivables were forgiven for the benefit of the Company, and the Warrant was amended and restated to eliminate the beneficial ownership limitations previously contained therein.

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

On November 12, 2025, David Lazar exercised the warrant through a cashless exercise mechanism. Pursuant to the cashless exercise, 402,347 shares of common stock were issued. The warrant was fully settled upon this exercise and no longer remains outstanding.

Stock-Based Compensation

On April 29, 2025, the Company entered into Director Agreements with two independent directors, pursuant to which each director is entitled to receive 100,000 shares of the Company’s common stock, provided they remain a director for one year from the effective date of the Director Agreements. The grant date for these equity awards was April 29, 2025, with a one-year service period ending on April 29, 2026.

Compensation expense is recognized on a straight-line basis over the service period. For the year ended December 31, 2025, the Company recognized $122,667 of stock-based compensation expense related to these awards, representing the portion of the service period completed during 2025. This amount is recorded as an increase to additional paid-in capital and is included in general and administrative expenses in the consolidated statements of operations.

(13) INCOME TAXES

The components of income (loss) before income taxes were as follows:

	2025	2024
Domestic	$(2,209,175)	$(4,235,494)
Foreign	3,729,813	-
Income (loss) before income taxes	$1,520,638	$(4,235,494)

Income tax expense (benefit) consisted of:

	Current	Deferred	Total
Year Ended December 31, 2025:
U.S. Federal	$-	$-	$-
State and local	-	-	-
Foreign	448,204	-	448,204
	$448,204	$-	$448,204
Year Ended December 31, 2024:
U.S. Federal	$-	$-	$-
State and local	(11,216)	-	(11,216)
Foreign	-	-	-
	$(11,216)	$-	$(11,216)

The Company is subject to taxation in certain foreign jurisdictions. Earnings from non-U.S. activities are subject to local country income tax.

Entity incorporated in Hong Kong is subject to Hong Kong Profits Tax at a rate of 8.25% on the first HKD 2 million of assessable profits and at 16.5% thereon. There are no withholding taxes on the payment of dividends by entities incorporated in Hong Kong to their stockholders.

Entities incorporated in Japan are subject to Japanese corporate income tax at an effective rate of approximately 37% (including national and local taxes).

For the year ended December 31, 2025, the Company recorded an income tax expense of $448,204, consisting primarily of current Hong Kong Profits Tax of $698,799 attributable to the profitable operations of the Hong Kong subsidiary, net of an income tax benefit of $250,595 for the net operating loss incurred by the Japan subsidiary in December 2025. No income tax provision has been made for the U.S. corporation due to the net operating losses carryover, and no income tax benefit related to the net operating losses is recognized, as a full valuation allowance is established for the U.S. corporation.

As of December 31, 2025, the balance of income tax payable of the Company was approximately $1.0 million, of which $0.5 million was related to the acquisition of HKG (see Note 4).

The Company paid nil for income taxes for each of the year ended December 31, 2025 and 2024.

The principal components of deferred tax assets, net, were as follows:

As of December 31	2025	2024
Deferred income tax assets:
Net operating loss and tax credit carry forwards	14,327,056	14,629,440
Stock compensation	25,762	-
Total deferred income tax assets	14,352,818	14,629,440
Valuation allowance	(14,352,818)	(14,629,440)
Net deferred tax assets	$-	$-

As of December 31, 2025, the Company had Federal net operating loss (“NOL”) carryforwards of approximately 68.2 million, which are available to offset future taxable income. These NOL carryforwards expire in varying amounts beginning in 2026 through 2045. The Company has recorded a full valuation allowance against its deferred tax assets, as management has determined that it is more likely than not that the tax benefits associated with these deferred tax assets will not be realized.

The valuation allowance changed by $ 276,622 during the year ended December 31, 2025, primarily due to the expiration of certain net operating loss carryforwards, the utilization of net operating loss carryforwards against taxable income generated during the year, and an increase in deferred tax assets related to share-based compensation recognized during the period. During the year ended December 31, 2024, the change in valuation allowance was primarily attributable to net operating losses incurred during the year and the expiration of certain net operating loss carryforwards.

The differences between income taxes expected at the U.S. federal statutory income tax rate and income taxes reported were as follows:

	2025
	$	%
Income before income taxes	$1,520,638
U.S. Federal Statutory Tax Rate	319,334	21.0%

Foreign Tax Effects
Hong Kong
Statutory tax rate difference between Hong Kong and United States	(220,262)	-14.5%
Japan
Statutory tax rate difference between Japan and United States	(108,220)	-7.1%
Other	(6,575)	-0.4%

Effect of Cross-Border Tax Laws
Global intangible low-taxed income	917,111	60.3%

Changes in Valuation Allowances	(276,622)	-18.2%

Other Adjustments	(176,562)	-11.6%

Effective Tax Rate	$448,204	29.5%

The material jurisdictions where the Company is subject to potential examination by tax authorities include the U.S., Hong Kong and Japan.

Tax years after 2021 remain subject to examination for both U.S. Federal and state tax reporting purposes. For the Company’s Hong Kong subsidiary, which was established in March 2025, all tax years since its incorporation remain subject to examination. For the Company’s Japanese subsidiary, which was established in October 2024 and acquired in November 2025, all tax years since its incorporation remain subject to examination.

(14) SUBSEQUENT EVENTS

The Company has evaluated subsequent events from December 31, 2025 through the date of this filing and has determined that there are no additional events requiring recognition or disclosure in the financial statements except for the events as disclosed below:

Private Placement

On January 30, 2026, the Company entered into a securities purchase agreement with certain accredited investors for the sale and issuance of 394,476 shares of the Company’s common stock in a private placement. The shares were sold at a price of $5.07 per share, resulting in expected gross proceeds of approximately $2.0 million, before deducting offering expenses. The Company intends to use the net proceeds for potential future acquisitions and general corporate purposes. The closing of the private placement is expected to occur no later than 60 calendar days following January 30, 2026. In connection with the private placement, the Company has agreed to file a resale registration statement with the SEC covering the shares within 60 days of the closing of the transaction.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information required by this Item was previously reported in the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2025.

ITEM 9A – CONTROLS AND PROCEDURES

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

In connection with the preparation of this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer of the Company, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2025. Based upon that evaluation and other than as disclosed herein, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Annual Report, the Company’s disclosure controls and procedures were not operating effectively due to the material weakness in internal control over financial reporting described below.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. During the year ended December 31, 2025, management identified a material weakness in our internal control over financial reporting that existed due to insufficient accounting staffing during the Company’s restructuring and new business launch, resulting in reduced review capabilities and prior-period errors which have since been corrected. The Company was not able to attract, develop and retain sufficient resources to fulfill internal control responsibilities, resulting in the lack of a sufficient complement of personnel with an appropriate degree of knowledge and experience. Management has implemented the following plan in remediating this weakness, as described below.

Plan of Remediation of Material Weakness in Internal Control Over Financial Reporting

To address the material weakness, management has developed and has been actively implementing the following remediation plan:

●	Increase Accounting Staffing: We have successfully allocated additional resources to the accounting department. During the third quarter of 2025, we hired one additional qualified accounting personnel with the required SEC expertise to ensure sufficient staffing levels for accurate and timely financial reporting.

●	Enhance Review Processes: Management has implemented enhanced review and approval procedures for journal entries and financial reporting, including establishing more rigorous internal controls and implementing a formalized review process for all significant financial transactions. These enhanced procedures are now in effect and are being consistently applied.

●	Training and Development: We have provided additional training to key personnel involved in the financial reporting process to enhance their knowledge and capability in identifying and addressing accounting and financial reporting issues.

●	Ongoing Monitoring and Evaluation: Management will continuously monitor and assess the effectiveness of these measures to ensure that the remediation efforts are achieving their intended objectives. This includes ongoing evaluation of the newly implemented staffing enhancements and reinforced review processes.

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

Changes in Internal Control Over Financial Reporting

The Company has implemented certain changes in its internal controls, including the addition of qualified accounting personnel and the formalization of enhanced review procedures, to remediate the material weakness described above. Except as noted above, no change to the Company’s internal control over financial reporting occurred during the year ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

ITEM 9B – OTHER INFORMATION

Rule 10b5-1 Trading Plans

No officers, as defined in Rule 16a-1(f) of the Exchange Act, or directors adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the fiscal quarter ended December 31, 2025.

ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item is incorporated by reference from the Company’s definitive proxy statement to be filed no later than 120 days after December 31, 2025 (the “Definitive Proxy Statement”).

The Board has adopted an insider trading policy which governs the purchase, sale, and/or other dispositions of our securities by directors, officers, and employees and other covered persons and is designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements.

ITEM 11 – EXECUTIVE COMPENSATION

Information required by this Item will be contained in the Definitive Proxy Statement and is incorporated herein by reference into this Annual Report into this Annual Report.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item will be contained in the Definitive Proxy Statement and is incorporated herein by reference into this Annual Report.

ITEM 13 – CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this Item will be contained in the Definitive Proxy Statement and is incorporated herein by reference into this Annual Report.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item will be contained in the Definitive Proxy Statement and is incorporated herein by reference into this Annual Report.

PART IV

Item 15. Exhibits and Consolidated Financial Statement Schedules

(a) (1) and (2). Financial Statements.

See Index to Financial Statements under Item 8 in Part II hereof where these documents are listed. All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a) (3). Exhibits.

The following is a list of exhibits:

ITEM 15 – EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(a)		Consolidated Financial Statements, Schedules and Exhibits:

	(1), (2)	The Consolidated Financial Statements and required schedules are indexed on page F-1.

	(3)	Exhibits required by the Exhibit Table of Item 601 of SEC Regulation S-K. (Exhibit numbers refer to numbers in the Exhibit Table of Item 601.)

Exhibit No.	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed by the Company on September 4, 2009).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on November 18, 2015).

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by the Company on November 18, 2015).

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on July 30, 2019).

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on June 4, 2021).

3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by the Company on June 4, 2021).

3.7	Certificate of Correction of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K/A filed by the Company on June 30, 2021).

3.8	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on July 23, 2021).

3.9	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Form 8-K filed by the Company on March 31, 2023).

3.10	Certificate of Designation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on March 1, 2024).

3.11	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on March 6, 2024).

3.12	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on February 28, 2025).

3.13	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on August 7, 2025).

3.14	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on March 28, 2025).

4.1*	Description of Securities.

4.2	Unsecured Promissory Note by and between the Company and David Lazar, dated May 9, 2025 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Company on May 12, 2025).

10.1	Amended and Restated Securities Purchase Agreement by and among the Company, the Purchasers and Seller, effective as of February 18, 2025. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on February 24, 2025).

10.2	Amendment No. 1 to the Securities Purchase Agreement dated as of November 12, 2024 by and among the Purchasers and the Company, effective as of February 18, 2025 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company on February 24, 2025).

10.3*+	Form of Director Agreement.

10.4+	FiEE, Inc. 2025 Equity Incentive Plan (incorporated by reference to Exhibit 4.16 to the Form S-8 filed by the Company on December 23, 2025).

10.5	Securities Purchase Agreement by and between the Company and Cao Yu, dated May 9, 2025 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on May 12, 2025).

10.6	Securities Purchase Agreement by and between the Company and Hu Bin, dated May 9, 2025 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company on May 12, 2025).

10.7	Purchase Agreement by and between the Company and Helena Global Investment Opportunities I Ltd., dated May 9, 2025 (incorporated by reference to Exhibit 10.3 to the Form 8-K/A filed by the Company on May 12, 2025).

10.8	Second Amended and Restated Securities Purchase Agreement by and among the Company, David Lazar, Cao Yu, Hu Bin and Youxin Consulting Limited, dated May 9, 2025 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed by the Company on May 12, 2025).

10.9	Services Agreement by and between the Company and David Lazar, dated May 9. 2025 (incorporated by reference to Exhibit 10.5 to the Form 8-K filed by the Company on May 12, 2025).

10.10	Asset Purchase Agreement, dated as of June 30, 2025, by and among FiEE (HK) Limited, Hongyan Sun, Lin Lin and Suzhou Yixuntong Network Technology Co., Ltd (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on July 2, 2025).

10.11	Share Purchase Agreement, dated as of November 27, 2025, by and among FiEE, Inc., Yang Zhiqin and Lin Lin (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on December 2, 2025).

10.12	Technology Transfer Agreement, dated as of November 27, 2025, by and between FiEE, Inc. and Lin Lin (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company on December 2, 2025).

10.13	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on February 2, 2026).

10.14	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company on February 2, 2026).

10.15*	Amendment No. 1 to Securities Purchase Agreement dated as of January 30, 2026 by and among the Company and the Purchasers therein, effective as of February 28, 2026.

19.1*	Insider Trading Policy.

21.1*	Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm (UHY LLP).

23.2*	Consent of Independent Registered Public Accounting Firm (Beckles & Co.).

31.1*	CEO Rule 13a-14(a)/15d-14(a) Certification.

31.2*	CFO Rule 13a-14(a)/15d-14(a) Certification.

32.1**	CEO Section 1350 Certification.

32.2**	CFO Section 1350 Certification.

97*	Incentive Compensation Recovery Plan.

101.INS**	Inline XBRL Instance Document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory plan or arrangement.

ITEM 16 – FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FiEE, INC.

Date: March 20, 2026	By:	/s/ Li Wai Chung
Li Wai Chung
Chief Executive Officer and President
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoint Li Wai Chung and Cao Yu, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Li Wai Chung	Chief Executive Officer and President	March 20, 2026
Li Wai Chung	(Principal Executive Officer)

/s/ Cao Yu	Chief Financial Officer and Director	March 20, 2026
Cao Yu	(Principal Financial Officer and Principal Accounting Officer)

/s/ Hongya Wen	Chairperson of the Board of Directors	March 20, 2026
Hongya Wen

/s/ Hu Bin	Director	March 20, 2026
Hu Bin

/s/ David Natan	Director	March 20, 2026
David Natan

/s/ Chan Oi Fat	Director	March 20, 2026
Chan Oi Fat