Form 10-K/A
period 2025-12-31
FiEE, Inc.
filed 2026-04-29
CIK 1467761

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

3-33, 2-chome Utajima, Nishiyodogawa District, Osaka, Japan

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of March 16, 2026 was 7,934,122 shares.

i

EXPLANATORY NOTE

FiEE, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 20, 2026 (the “Original Form 10-K”).

This Amendment is being filed for the purpose of (i) restating Part I, Item 1 (Business) and Part I, Item 1A (Risk Factors) and (ii) including certain information required by Part III of Form 10-K. The Part III information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits such information to be incorporated by reference from the Company’s definitive proxy statement, provided such proxy statement is filed no later than 120 days after the end of the fiscal year.

Pursuant to SEC rules, we have included as exhibits certifications dated as of the date of this Amendment required under Section 302 of the Sarbanes-Oxley Act of 2002 with paragraphs 3, 4, and 5 of the certifications omitted because no financial statements are included in this Amendment. Since no financial statements are included in this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. We are also amending Part IV, Item 15 to reflect the inclusion of such certifications. In addition, we have made certain revisions to the cover page, including deletion of the reference to our proxy statement.

Except as expressly set forth herein, this Amendment does not amend, update, or modify the disclosures in, or exhibits to, the Original Form 10-K, or otherwise reflect events occurring after the filing date of the Original Form 10-K. Terms used but not defined herein have the meaning set forth in the Original Form 10-K.

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

Legal and Operational Risks of Doing Business in Hong Kong

We are a Delaware corporation that conducts all of our current revenue generating operations through our wholly owned subsidiaries, principally FiEE (HK) Limited, incorporated in Hong Kong in March 2025 (“FiEE (HK)”). Our investors hold shares of common stock in FiEE, Inc., the Delaware corporation, and not directly in our subsidiaries, including our Hong Kong subsidiary. This structure presents unique risks, as our investors will be dependent upon contributions from our subsidiaries to finance our cash flow needs, and our ability to obtain such contributions is significantly affected by regulations promulgated by Hong Kong and PRC authorities. Any change in the interpretation of existing rules and regulations or the promulgation of new rules and regulations, including those related to national security, anti-monopoly, cybersecurity, and foreign investment, may materially affect our operations or the value of our securities, including causing the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company associated with our structure, please refer to “Risk Factors — Risks Related to Doing Business in Hong Kong.”

We and FiEE (HK) are not currently required to obtain permission or approval from the China Securities Regulatory Commission (the “CSRC”), the Cyberspace Administration of China, or any other Chinese authorities to operate our business or to issue securities to foreign investors. However, in light of recent statements and regulatory actions by the PRC government, including those related to Hong Kong’s national security and evolving regulations governing data security, cybersecurity, and foreign investment, we may be subject to the risks of uncertainty of any future actions of the PRC government, including the risk that applicable laws or interpretations change such that we are required to obtain approvals in the future. There is a risk that the Chinese government may intervene or influence our operations at any time and, to the extent the PRC government exerts more oversight and control over offerings conducted overseas or foreign investment in Hong Kong-based issuers, any such action could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or become worthless. In addition, the Holding Foreign Companies Accountable Act and related PCAOB rules may, under certain circumstances, result in trading prohibitions or delisting of our securities on Nasdaq. For a detailed description of the risks the Company faces associated with our operations in Hong Kong, please refer to “Risk Factors — Risks Related to Doing Business in Hong Kong.”

Transfers of Cash to and from our Subsidiaries

We currently conduct our operations through our wholly owned subsidiaries, including FiEE (HK) in Hong Kong and HGK in Japan. We may rely on dividends or other transfers of cash from our subsidiaries to fund our cash and financing requirements, including the funds necessary to service any debt we may incur and to pay our operating expenses. To date, our subsidiaries have not made any transfers, dividends, or distributions of cash or other assets to us, and we have not made any transfers, dividends, or distributions to our subsidiaries other than in connection with funding our operations.

We are permitted under Delaware law to provide funding to and receive funding from our subsidiaries through loans or capital contributions without restrictions on the amount of the funds, subject to applicable government registration, approval, and filing requirements. FiEE (HK) is also permitted under the laws of Hong Kong to provide and receive funding to and from us through dividend distributions without restrictions on the amount of the funds. Under the current practice of the Inland Revenue Department of Hong Kong, no tax is payable in Hong Kong in respect of dividends paid by us. However, there is a possibility that the PRC could prevent our cash maintained in Hong Kong from leaving, or could restrict the deployment of such cash into our business or for the payment of dividends, which could materially adversely affect our ability to finance our cash requirements or make distributions to our shareholders. We currently intend to retain all available funds and future earnings for the operation and expansion of our business and do not anticipate declaring or paying any dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of the Board after considering our financial condition, results of operations, capital requirements, contractual requirements, business prospects, and other factors the Board deems relevant. For further detail, please refer to “Risk Factors — Risks Related to Doing Business in Hong Kong.”

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

Nasdaq Trading Status

Throughout 2024 and early 2025, we faced several Nasdaq compliance listing challenges regarding stockholders’ equity and corporate governance. Following an appeal of a delisting determination and a stay granted by the SEC in February 2025, the Nasdaq Hearings Panel (the “Panel”) reviewed our compliance.

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

Lazar Convertible Note

We entered into an unsecured promissory note (the “Convertible Note”) effective February 18, 2025, with Lazar, a stockholder holding more than 10% of the Company’s outstanding shares and a former officer and director. Under the terms of the Convertible Note, the Company agreed to pay Mr. Lazar a principal amount of $300,000, bearing interest at an annual rate of approximately 4.34%, with the full principal and interest balance due on or before December 31, 2025. Upon stockholders’ approval, the Convertible Note will automatically convert into shares of Common Stock at a conversion price of $0.25 per share. On October 27, 2025, following approval of the Company’s stockholders, the Convertible Note automatically converted into 1,235,814 shares of Common Stock pursuant to its terms.

Suzhou Yixuntong Network Technology Co., Ltd. Acquisition

Following a non-binding letter of intent signed on March 25, 2025, the Company’s subsidiary, FiEE (HK), entered into an Asset Purchase Agreement on June 30, 2025, with Hongyan Sun, Lin Lin, and Yixuntong. The Company acquired fixed assets and intellectual property, including patents and copyrights, for a total purchase price of $1.4 million.

Houren-Geiju Kabushikikaisha Acquisition

On November 27, 2025, the Company entered into a Share Purchase Agreement to acquire 100% of the equity of HGK for $500,000 and a concurrent Technology Transfer Agreement to acquire its software copyrights and patents for $3 million. The aggregate purchase price was $3.5 million and the acquisition closed on November 30, 2025.

January 2026 Private Placement

On January 30, 2026, the Company entered into a Securities Purchase Agreement with certain investors to issue an aggregate of 394,476 shares of Common Stock at $5.07 per share for gross proceeds of approximately $2 million. The transaction closed on March 31, 2026.

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

Public Information

Our corporate website is www.fiee.com. We make available free of charge, through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act and proxy statements for our annual meeting of stockholders, as soon as reasonably practicable after each such material is electronically filed with or furnished to the SEC. We also routinely post these reports, recent news and announcements, financial results and other important information about our business on our website at www.fiee.com. Information contained on our website does not constitute part of, and is not incorporated by reference into, this Amendment.

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

ITEM 1A	RISK FACTORS

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

Our success depends on the continued efforts of our senior management and key technical personnel.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act require an annual assessment of internal control over financial reporting, and for certain issuers an attestation of this assessment by the issuer’s independent registered public accounting firm. The standards that must be met for management to assess the internal control over financial reporting as effective are evolving and complex, and require significant documentation, testing, and possible remediation to meet the detailed standards. We expect to incur significant expenses and to devote resources to compliance regarding Section 404 of the Sarbanes-Oxley Act on an ongoing basis. It is difficult for us to predict how long it will take or how costly it will be to complete the assessment of the effectiveness of our internal control over financial reporting for each year and to remediate any deficiencies in our internal control over financial reporting. As a result, we may not be able to complete the assessment and remediation process on a timely basis. We have identified a material weakness in our internal control over financial reporting, as described elsewhere in the Original Form 10-K. Although we are implementing a remediation plan, there can be no assurance that our remediation efforts will be successful. If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, which could materially adversely affect the market price of our Common Stock.

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

As disclosed in the Original Form 10-K, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2025 due to the material weakness in internal control over financial reporting described above. Although we are actively implementing remediation measures, there can be no assurance that these efforts will be successful or that additional deficiencies will not be identified.

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

Risks Related to Doing Business in Hong Kong

Political risks associated with conducting business in Hong Kong and economic instability in Hong Kong may adversely impact our results of operations. Changes in the policies of the PRC government could have a significant impact on the business we conduct in Hong Kong and the profitability of that business.

Our revenue generating operational activities are primarily conducted in Hong Kong. Accordingly, political and economic conditions in Hong Kong and the surrounding region may directly affect our business. Hong Kong is a Special Administrative Region of the PRC, and the basic policies of the PRC regarding Hong Kong are reflected in the Basic Law — the constitutional document for Hong Kong — which provides Hong Kong with a high degree of autonomy and executive, legislative, and independent judicial powers, including that of final adjudication, under the principle of “one country, two systems.” However, there is no assurance that the economic, political, and legal environment in Hong Kong will not change in the future. Because all of our revenue generating operations are primarily based in Hong Kong, any change in such political arrangements may pose an immediate threat to the stability of Hong Kong’s economy, thereby directly and adversely affecting our results of operations and financial position.

Our revenue is susceptible to ongoing incidents or factors that affect the stability of social, economic, and political conditions in Hong Kong. Any severe adverse events may adversely affect the business operations of our Hong Kong operating subsidiary. Such adverse events may include changes in economic conditions and the regulatory environment, social and/or political conditions, civil disturbance or disobedience, and significant natural disasters. Given the relatively small geographic size of Hong Kong, any such incidents may have a widespread effect on the operations of our Hong Kong operating subsidiary, which could in turn materially and adversely affect our business, results of operations, and financial condition. Furthermore, legislative or administrative actions with respect to China-U.S. relations could cause investor uncertainty for affected issuers, including us, and the market price of our Common Stock could be adversely affected.

In addition, economic, political, and legal developments and social conditions in the PRC may significantly affect our business, financial condition, results of operations, and prospects. Policies of the PRC government can have significant effects on economic conditions in mainland China and Hong Kong. While we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and that business development in the PRC will continue to follow market forces, we cannot assure you that this will be the case. Our business operations and prospects, financial condition, and results of operations may be adversely affected by changes in PRC government policy, including:

●	changes in laws, regulations, or their interpretation;

●	confiscatory taxation;

●	restrictions on currency conversion, imports, or sources of supply, or on our ability to continue as a for-profit enterprise;

●	expropriation or nationalization of private enterprises; and

●	the allocation of resources.

The enactment of the Law of the PRC on Safeguarding National Security in the Hong Kong Special Administrative Region (the “Hong Kong National Security Law”) could adversely impact our Hong Kong operating subsidiary.

On June 30, 2020, the Standing Committee of the PRC National People’s Congress passed the Hong Kong National Security Law. Hong Kong’s Chief Executive promulgated it locally on the same day. The Hong Kong National Security Law defines the duties and government bodies of Hong Kong for safeguarding national security and establishes four categories of offenses — secession, subversion, terrorist activities, and collusion with a foreign country or external elements to endanger national security — along with their corresponding penalties. On July 14, 2020, former U.S. President Donald Trump signed the Hong Kong Autonomy Act (the “HKAA”) into law, authorizing the U.S. administration to impose blocking sanctions against individuals and entities determined to have materially contributed to the erosion of Hong Kong’s autonomy. The HKAA further authorizes secondary sanctions, including blocking sanctions, against foreign financial institutions that knowingly conduct a significant transaction with foreign persons sanctioned under its authority. The imposition of sanctions may directly affect such foreign financial institutions, as well as any third parties or customers dealing with a targeted institution. It is difficult to predict the full impact of the Hong Kong National Security Law and the HKAA on Hong Kong and on companies located in Hong Kong. If our Hong Kong operating subsidiary is determined by competent authorities to be in violation of the Hong Kong National Security Law or the HKAA, our business operations, financial position, and results of operations could be materially and adversely affected.

The enactment of the Safeguarding National Security Ordinance in Hong Kong could further impact our Hong Kong operating subsidiary.

On March 23, 2024, the Legislative Council of Hong Kong passed the Safeguarding National Security Ordinance (the “Article 23 Ordinance”), which came into force on March 23, 2024. The Article 23 Ordinance was enacted pursuant to Article 23 of the Basic Law, which obligated Hong Kong to enact legislation on its own to prohibit acts of treason, secession, sedition, subversion, and theft of state secrets. The Article 23 Ordinance significantly expands the scope of national security-related offenses in Hong Kong beyond those established by the Hong Kong National Security Law of 2020. It creates a broad range of new offenses, including: (i) treason; (ii) insurrection; (iii) sabotage of public infrastructure; (iv) external interference in Hong Kong’s affairs; (v) theft, unlawful disclosure, or possession of state secrets; and (vi) espionage. The Article 23 Ordinance provides for substantial penalties, including imprisonment for up to life for certain offenses.

Certain provisions of the Article 23 Ordinance are drafted broadly and their scope of application in practice remains subject to uncertainty, as the courts of Hong Kong have not yet fully interpreted the new offenses. In particular, the provisions relating to “external interference” and “state secrets” may have broad application and could affect the manner in which our Hong Kong operating subsidiary engages with counterparties, regulators, or service providers outside of Hong Kong or mainland China.

Furthermore, the enactment of the Article 23 Ordinance has attracted international attention and concern, including from the governments of the United States, the United Kingdom, and the European Union. The international response to the Article 23 Ordinance could further affect the perception of Hong Kong as an international financial and business center and could contribute to additional U.S. or international regulatory actions targeting Hong Kong-based entities. If our Hong Kong operating subsidiary is determined to be in violation of the Article 23 Ordinance by competent authorities, or if future interpretations of the ordinance are applied broadly to our business activities, our business operations, financial position, and results of operations could be materially and adversely affected. We cannot predict with certainty how the Article 23 Ordinance will be interpreted and enforced over time, or whether its scope will be extended in ways that may affect our operations.

Our Hong Kong operating subsidiary may be subject to restrictions on paying dividends or making other payments to us, which may restrict our ability to satisfy liquidity requirements, conduct business operations, and pay dividends to holders of our Common Stock. Dividends payable to our foreign investors and gains realized on the sale of shares of our Common Stock by our foreign investors may become subject to PRC taxation.

FiEE, Inc. is a Delaware corporation with its operating subsidiary located in Hong Kong. However, most of our cash is maintained in U.S. dollars. We conduct no other business and, as a result, depend entirely upon our Hong Kong operating subsidiary’s earnings and cash flow. If we decide in the future to pay dividends, our ability, as a holding company, to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our Hong Kong operating subsidiary. There are currently no restrictions on the transfer of funds between FiEE, Inc. and our Hong Kong operating subsidiary, and no limitations on the ability of our Hong Kong operating subsidiary to issue dividends or other distributions to its overseas stockholders. However, we cannot assure you that PRC government oversight will not be extended to companies operating in Hong Kong, such as our Hong Kong operating subsidiary. There is a possibility that the PRC government could prevent our cash maintained in Hong Kong from leaving or restrict the deployment of such cash into our business or for the payment of dividends. Any such controls or restrictions may adversely affect our ability to finance our cash requirements, service debt, or make dividend or other distributions to our stockholders, and could result in a material adverse change to our business operations, prospects, financial condition, and results of operations, and could cause the value of our Common Stock to significantly decline or become worthless.

The market price of our securities could be adversely affected by heightened tensions between the United States and China.

U.S.-China relations have deteriorated significantly in recent years and continue to evolve rapidly, creating substantial uncertainty for companies with operations or connections to China and Hong Kong. Since 2020, the United States government has enacted a series of laws, executive orders, and regulations targeting Chinese entities and individuals. On June 30, 2020, the Standing Committee of the PRC National People’s Congress issued the Hong Kong National Security Law, and on March 23, 2024, Hong Kong enacted the Safeguarding National Security Ordinance (the “Article 23 Ordinance”). The enactment of each of these laws has been met with significant concern by the U.S. government and has resulted in additional U.S. regulatory action directed at Hong Kong.

On July 14, 2020, former U.S. President Donald Trump signed the Hong Kong Autonomy Act (the “HKAA”) into law, authorizing the U.S. administration to impose blocking sanctions against individuals and entities who are determined to have materially contributed to the erosion of Hong Kong’s autonomy. The HKAA further authorizes secondary sanctions, including the imposition of blocking sanctions, against foreign financial institutions that knowingly conduct a significant transaction with foreign persons sanctioned under this authority. The U.S. government has exercised its HKAA authority on multiple occasions, sanctioning individuals associated with the Hong Kong government and legislature.

Beyond Hong Kong-specific legislation, U.S.-China relations have been further strained by a broad range of additional developments, including: (i) the expansion of the U.S. Entity List under the Export Administration Regulations (the “EAR”) to include numerous Chinese companies and affiliates, restricting U.S. companies from exporting, re-exporting, or transferring certain items to listed entities; (ii) the enactment of the Uyghur Forced Labor Prevention Act; (iii) significant escalation of U.S. tariffs on Chinese imports, including tariff measures imposed or expanded in 2024 and 2025; (iv) U.S. restrictions on investment in certain Chinese technology sectors pursuant to executive orders issued under the International Emergency Economic Powers Act (“IEEPA”); and (v) ongoing Congressional and executive branch scrutiny of Chinese-linked entities operating in U.S. capital markets. The current U.S. administration has signaled a continued focus on restricting Chinese access to U.S. technology, capital markets, and financial infrastructure.

These measures have created increasing uncertainty for companies operating in or connected to Hong Kong and China, including issuers listed on U.S. stock exchanges. We cannot predict whether the U.S. government will take additional actions with respect to China or Hong Kong, or whether additional sanctions, export controls, tariff measures, or other restrictions will be imposed that directly or indirectly affect our Hong Kong operating subsidiary, our ability to access U.S. capital markets, or the trading price of our securities. Furthermore, legislative or administrative actions in respect of Sino-U.S. relations could cause investor uncertainty for affected issuers, including us, and the market price of our securities could be adversely affected.

Our business, financial condition, and results of operations, and/or the value of our Common Stock or our ability to offer or continue to offer securities to investors, may be materially and adversely affected to the extent the laws and regulations of mainland China become applicable to a company such as ours.

We currently have no subsidiaries or operations in mainland China. However, as we operate in Hong Kong, a Special Administrative Region of China, there is no guarantee that if certain existing or future laws of mainland China become applicable to a company such as ours, it will not have a material adverse impact on our business, financial condition, and results of operations and/or our ability to offer or continue to offer securities to investors, any of which may cause the value of such securities to significantly decline or become worthless.

Except for the Basic Law, national laws of the PRC do not apply in Hong Kong unless they are listed in Annex III of the Basic Law and applied locally by promulgation or local legislation. National laws that may be listed in Annex III are currently limited under the Basic Law to those falling within the scope of defense and foreign affairs, as well as other matters outside the limits of Hong Kong’s autonomy. National laws and regulations relating to data protection, cybersecurity, and anti-monopoly matters have not been listed in Annex III and do not apply directly to Hong Kong.

The laws and regulations of the PRC are evolving, and their enactment, interpretation, and implementation involve significant uncertainties. To the extent any mainland China laws and regulations become applicable to us, we may be subject to the risks and uncertainties associated with the PRC legal system, including with respect to the enforcement of laws and the possibility of changes in rules and regulations with little or no advance notice.

We may also become subject to the laws and regulations of mainland China to the extent we commence business and customer-facing operations in mainland China as a result of any future acquisition, expansion, or organic growth.

The HFCA Act and related regulations continue to evolve. Further implementation of, interpretation of, or amendments to the HFCA Act or related regulations, or a PCAOB determination of insufficient access to inspect our auditor, could pose regulatory risks to us and impose restrictions on our operations.

On December 18, 2020, the Holding Foreign Companies Accountable Act (the “HFCA Act”) was signed into law. The HFCA Act has since been subject to amendment by the U.S. Congress and to interpretations and rulemaking by the SEC. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (the “AHFCAA”), which proposed to reduce the period of time for foreign companies to comply with PCAOB audit requirements from three to two consecutive years, thereby reducing the time before the securities of such foreign companies could be prohibited from trading or delisted.

Our auditor, UHY LLP, a U.S.-based independent registered public accounting firm that issues the audit report included elsewhere in the Original Form 10-K, is registered with the PCAOB and subject to regular PCAOB inspection to assess its compliance with applicable professional standards. Our auditor’s most recent PCAOB inspection was conducted in 2025. As of the date of this registration statement, our auditor is not among the firms listed on the PCAOB Determination List issued in December 2021.

On August 26, 2022, the PCAOB announced and executed a Statement of Protocol (the “Protocol”) with the CSRC and the Ministry of Finance of the People’s Republic of China (together, the “PRC Authorities”). The Protocol provides the PCAOB with: (1) sole discretion to select the firms, audit engagements, and potential violations it inspects and investigates, without involvement of Chinese authorities; (2) procedures for PCAOB inspectors and investigators to review complete audit work papers with all information included, and for the PCAOB to retain information as needed; and (3) direct access to interview and take testimony from all personnel associated with the audits it inspects or investigates.

On December 15, 2022, the PCAOB announced its determination in the 2022 HFCA Act Determination Report (the “2022 Report”) that it had secured complete access to inspect and investigate audit firms headquartered in mainland China and Hong Kong during 2022, and the PCAOB Board voted to vacate its prior determinations to the contrary. According to the 2022 Report, this determination was reached after the PCAOB had thoroughly tested compliance with every aspect of the Protocol necessary to establish complete access, including through on-site inspections and investigations conducted in a manner fully consistent with the PCAOB’s methodology and approach in the United States and globally. The PRC Authorities fully assisted and cooperated with the PCAOB in carrying out the inspections and investigations pursuant to the Protocol, and have agreed to continue assisting the PCAOB’s investigations and inspections in the future. The PCAOB may reassess its determinations and issue new determinations consistent with the HFCA Act at any time.

On December 29, 2022, the Consolidated Appropriations Act, 2023 was signed into law, which, among other things, amended the HFCA Act to reduce the number of consecutive years an issuer may be identified as a Commission-Identified Issuer before the SEC must impose an initial trading prohibition on the issuer’s securities from three years to two.

Further developments related to the HFCA Act could create additional uncertainties for our offering. We cannot assure you what further actions the SEC, the PCAOB, or the stock exchanges will take to address these issues, or what impact such actions will have on companies with significant operations in the PRC that have securities listed on a U.S. stock exchange. Furthermore, any additional actions, proceedings, or new rules resulting from efforts to increase U.S. regulatory access to audit information could create uncertainty for investors, adversely affect the market price of our Common Stock, and result in the delisting of our securities if we and our auditor are unable to meet PCAOB inspection requirements. Such a delisting would substantially impair your ability to sell or purchase our Common Stock and would have a negative impact on the price of our Common Stock.

Our Hong Kong operating subsidiary is subject to Hong Kong’s data privacy laws, and any failure to comply with applicable requirements could adversely affect our business.

Our Hong Kong operating subsidiary is subject to the Personal Data (Privacy) Ordinance (Cap. 590) (the “PDPO”), which is administered by the Office of the Privacy Commissioner for Personal Data (the “PCPD”). The PDPO regulates the collection, holding, processing, and use of personal data in Hong Kong through six Data Protection Principles governing data purpose limitation, data accuracy, data retention, data security, openness, and individual access rights. The PDPO was amended in 2021 to introduce criminal liability for doxxing-related offenses, providing the PCPD with investigation and enforcement powers in relation to doxxing conduct, including powers of arrest and search.

In addition to the PDPO, our Hong Kong operating subsidiary must navigate the evolving interplay between Hong Kong’s data privacy regime and the PRC’s data protection and cybersecurity framework, including the PRC Personal Information Protection Law (“PIPL”) and the Cybersecurity Law, to the extent any personal data processed by our subsidiary may be subject to those regimes. While national PRC data laws do not directly apply in Hong Kong pursuant to the Basic Law, the PRC government has indicated an intent to extend data governance oversight, and there is ongoing uncertainty as to the extent to which PRC data regulations may affect Hong Kong-based operators.

Any failure by our Hong Kong operating subsidiary to comply with the PDPO, including any data breach, unauthorized disclosure of personal data, or failure to comply with a data access or correction request, could expose us to regulatory investigation, enforcement action by the PCPD, civil liability, and reputational harm. We cannot assure you that our current data protection practices are or will remain fully compliant with all applicable requirements under the PDPO or any future amendments thereto.

It may be difficult for stockholders to enforce any judgment obtained in the United States against us, which may limit the remedies otherwise available to our stockholders.

As of December 31, 2025, our assets were held across multiple entities: approximately 36% in our U.S. parent company, approximately 41% in our Hong Kong subsidiary, and approximately 23% in our Japan subsidiary. Moreover, some of our current directors and executive officers are Chinese nationals or domiciled in mainland China. All or a substantial portion of their assets are located outside the United States. As a result, it may be difficult for our stockholders to effect service of process within the United States upon our subsidiaries or upon such individuals. In addition, there is uncertainty as to whether the courts of Hong Kong or mainland China would recognize or enforce judgments of U.S. courts obtained against us or our officers and/or directors predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. It is also unclear whether extradition treaties currently in effect between the United States and the PRC would permit effective enforcement of criminal penalties under U.S. federal securities laws against us or our officers and directors.

In addition, the recognition and enforcement of foreign judgments are governed under the PRC Civil Procedures Law. PRC courts may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law, based either on treaties between China and the country where the judgment was rendered or on principles of reciprocity between jurisdictions. China does not have any treaties or other written arrangements with the United States providing for the reciprocal recognition and enforcement of foreign judgments. Furthermore, pursuant to the PRC Civil Procedures Law, PRC courts will not enforce a foreign judgment against us or our directors and officers if they determine that the judgment violates the basic principles of PRC law or national sovereignty, security, or public interest. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the United States.

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

Part III

Item 10	Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding our executive officers and the members of our board of directors (the “Board”).

Name	Age	Position with the Company
Li Wai Chung	48	Chief Executive Officer and President
Cao Yu	35	Chief Financial Officer, Secretary, Treasurer and Director
Hongya Wen	49	Chairperson of the Board
Hu Bin	56	Director
David Natan	73	Director
Chan Oi Fat	47	Director

Directors are elected at each annual meeting of our stockholders and hold office until the next annual meeting of Company stockholders and thereafter until their successors are chosen and qualified.. Officers are appointed by the Board and serve at the discretion of the Board. Vacancies on the Board by reason of death, resignation, disqualification or other cause, including a vacancy resulting from enlargement of the Board, the election of a director to fill such vacancy shall be by vote of a majority of the directors then in office, whether or not constituting a quorum.

Biographical Information

Li Wai Chung, age 48, has served as our Chief Executive Officer since February 2025 and President since March 2025. He is currently a director of Shenzhen Youxin Consulting Management Co., Ltd, an independent non-executive director of Fulu Holdings Limited, a company listed on the Hong Kong Stock Exchange (stock code: 2101) and an independent non-executive director of Taizhou Water Group Co., Ltd, a company listed on the Hong Kong Stock Exchange (stock code: 1542). Mr. Li previously served as the executive director and Chief Financial Officer of Tyfon Culture Holdings Limited from June 2020 to November 2024. Prior to that, Mr. Li served as a partner of Shanghai Yongxuan Venture Capital Management Co., Ltd from October 2017 to October 2018. From August 2016 to September 2017, he served as the general manager of the investment department of Lens Technology Co. Ltd, a company listed on the Shenzhen Stock Exchange (stock code: 300433). He started his career at Deloitte China where he served as an audit manager from October 2000 to April 2006. Mr. Li received a bachelor’s degree of business administration in accounting and finance from the University of Hong Kong in November 2000 and a master’s degree of business administration from the University of Hong Kong in November 2013.

Cao Yu, age 35, has served as our Chief Financial Officer since February 2025 and Director since April 2025. She previously served as the treasury director of Taifeng Cultural Communication Co., Ltd where she oversaw its financial matters from November 2018 to November 2024. Prior to that, Ms. Cao served as a business manager of Yangfeng Art Exchange Co., Ltd from February 2016 to October 2018. From March 2011 to January 2016, she served as the treasury officer of financial department of Suzhou Industrial Park Xinfushida Plastic Profile Products Co., Ltd. Our Board has concluded that Ms. Cao is well-qualified to serve on our Board because of her many years of financial management experience and her extensive treasury and operational background.

Hongya Wen, age 49, has served as the Chairperson of the Board since January 2026. Most recently, Ms. Wen served as Deputy General Manager of Jiangsu Taifeng Cultural Communication Co., Ltd., an art brokerage and cultural services platform focused on the trading, exhibition, and promotion of artwork, from 2016 to November 2025, and previously served as its Sales Director from 2013 to 2016. Prior to joining Jiangsu Taifeng Cultural Communication Co., Ltd., Ms. Wen worked in the sales department of the Jiangsu Branch of China Life Insurance Company Limited. Our Board has concluded that Ms. Wen is well-qualified to serve as Chairperson of our Board because of her many years of executive leadership experience and her extensive sales and business development background.

Hu Bin, age 56, has served as our Director since April 2025. He currently serves as a director of DC International Service Trade GmbH since December 2024. Prior to that, Mr. Hu worked as a freelancer in the tourism industry from April 2001 to October 2024. From April 1994 to October 2000, he served as the general manager of Suzhou Wintime Advertising Co., Ltd. Before that, he served as the general manager of Suzhou Bauhaus Advertising Design Co., Ltd. from August 1992 to April 1994, where he was engaged in computer-aided design and 3D computer animation production. Mr. Hu began his career at Suzhou Advertising Company in October 1989, where he worked as a designer responsible for graphic design, platemaking, printing, and interior decoration. Mr. Hu graduated from Suzhou Academy of Arts in 1989. Our Board has concluded that Mr. Hu is well-qualified to serve on our Board because of his many years of leadership experience and his extensive background in design, business management, and international business development.

David Natan, age 73, has served as our Director at various times since November 2023. He currently serves as President and Chief Executive Officer of Natan & Associates, LLC, a consulting firm offering chief financial officer services to public and private companies in a variety of industries, since 2007. Mr. Natan previously served as a director of the Company from November 2023 to February 2025. He was re-appointed as a director on April 29, 2025. From February 2010 to May 2020, Mr. Natan served as Chief Executive Officer of Force Field Energy, Inc. (OTCMKTS: FNRG), a company focused on the solar industry and LED lighting products. From February 2002 to November 2007, Mr. Natan served as Executive Vice President of Reporting and Chief Financial Officer of Pharma Net Development Group, Inc., a drug development services company, and, from June 1995 to February 2002, as Chief Financial Officer and Vice President of Global Technovations, Inc., a manufacturer and marketer of oil analysis instruments and speakers and speaker components. Prior to that, Mr. Natan served in various roles of increasing responsibility with Deloitte & Touche LLP, a global consulting firm. Mr. Natan currently serves as a member of the Board of Directors and Chair of the Audit Committee of Sunshine Biopharma, Inc. (Nasdaq: SBFM), a pharmaceutical and nutritional supplement company, since February 2022. Previously, Mr. Natan has served as a director for the following public companies: Global Technovations, Forcefield Energy, Titan Pharmaceuticals (Nasdaq: TTNP), Vivakor Inc. (Nasdaq: VIVK), Net Brands Corp. (OTC: NBND), and OpGen Inc. (OTC: OPGN), and Cyclacel Pharmaceuticals (Nasdaq: CYCC). Mr. Natan holds a B.A. in Economics from Boston University. Our Board has concluded that Mr. Natan is well-qualified to serve on our Board because of his many years of executive leadership and financial management experience and his extensive background in public company governance, accounting, and corporate consulting across a broad range of industries.

Chan Oi Fat, age 47, has served as our Director since April 2025. He currently serves as Vice President – Finance of SML Holdings Limited since March 2018 and as Company Secretary of China Leon Inspection Holding Limited (HKEX: 1586) since February 2018 and of Raily Aesthetic Medicine International Holdings Limited (HKEX: 2135) since November 2020. He is an independent non-executive director of Huajin International Holdings Limited (HKEX: 2738) (since March 2025) and UBoT Holding Limited (HKEX GEM: 8529) (since May 2024) and previously served as an independent non-executive director of China Saftower International Holding Group Limited (HKEX GEM: 8623) from June 2020 to December 2023 and Shanghai Prime Machinery Company Limited (HKEX: 2345) from June 2014 to January 2021. Mr. Chan holds a B.B.A. (Hons) in Accountancy from the City University of Hong Kong (2000) and is a member of the Association of Chartered Certified Accountants (since 2003) and the Hong Kong Institute of Certified Public Accountants (since 2004). Our Board has concluded that Mr. Chan is well-qualified to serve on our Board because of his many years of financial and accounting expertise and his extensive background in public company governance across multiple international markets.

Involvement in Legal Proceedings

No director or associate of a director is involved in any material proceeding as a party adverse to the Company or with a material interest adverse to the Company.

Family Relationships

Our Chief Financial Officer, Secretary, Treasurer and director, Cao Yu, is the niece of our director, Hu Bin. There are no other family relationships between any of the Company’s executive officers and directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors and officers, and persons who own more than ten percent of our Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock. To our knowledge, based solely on a review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2025, we believe that all filing requirements applicable to our officers, directors and greater than ten percent stockholders were complied with for the fiscal year ended December 31, 2025, except that David Lazar, our former director, Chief Executive Officer and Chief Financial Officer, was late in filing one required report on Form 4 with respect to three transactions, due to an administrative error, and Chan Oi Fat was late in filing one required report on Form 3.

Code of Business Conduct and Ethics

We have a code of business conduct and ethics that applies to all of our executive officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The code of business conduct and ethics is available on our website at www.fiee.com/govern. We intend to make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of business conduct and ethics on our website rather than by filing a Current Report on Form 8-K.

Committees of the Board

The Board has established three standing committees to assist it with its responsibilities. The composition and responsibilities of each committee are described below. The membership and responsibilities of each committee comply with the listing requirements of Nasdaq. Members serve on these committees until their resignation or until otherwise determined by the Board. In the future, the Board may establish other committees, as it deems appropriate, to assist it with its responsibilities.

Audit Committee

The purpose of the Audit Committee is set forth in the Audit Committee charter and is primarily to assist the Board in overseeing:

●	the selection, evaluation and oversight of our independent auditor;

●	the independent auditor’s qualifications, independence and performance;

●	the performance of our internal audit function and independent auditor;

●	the integrity and oversight of our financial statements, our financial reporting process and our systems of internal controls;

●	review and approval of any proposed related party transactions;

●	assessment and management of our exposure to risks;

●	our compliance with legal and regulatory requirements;

●	our compliance with our code of business conduct and ethics;

●	coordination with our Compensation Committee on the evaluation of our financial management personnel.

The Audit Committee currently consists of Hu Bin, David Natan and Chan Oi Fat, and the chairman of the Audit Committee is Mr. David Natan. The Board has affirmatively determined that each of these Audit Committee members meets the independence criteria applicable to directors serving on the Audit Committee under Nasdaq and SEC rules. The Board has also determined that each of these Audit Committee members meet the requirements for financial literacy under the applicable Nasdaq Listing Rules. In addition, David Natan qualifies as a financial expert, as defined in Item 407(d)(5)(ii) of Regulation S-K. The Board has adopted a written charter under which the Audit Committee operates. A copy of the charter, which satisfies the applicable standards of the SEC and Nasdaq, is available on our website at www.fiee.com/govern.

The Audit Committee held four meetings during the fiscal year ended December 31, 2025.

Nominating and Corporate Governance Committee

The purpose of the Nominating and Corporate Governance Committee is set forth in the Nominating and Corporate Governance Committee charter and is primarily to:

●	select and recommend to the Board nominees for election by the stockholders or appointment by the Board;

●	annually review with the Board the composition of the Board with regards to characteristics such as independence, knowledge, skills, experience and diversity of the Board members;

●	make recommendations on the frequency and structure of Board meetings and monitor the functioning of the committees of the Board;

●	advise the Board periodically with regard to significant developments in the law and practice of corporate governance as well as the Company’s compliance with applicable laws and regulations, and make recommendations to the Board on all matters of corporate governance and on any remedial action to be taken;

●	develop and recommend to the Board a set of corporate governance guidelines applicable to the Company; and

●	oversee the evaluation of the Board and management.

The Nominating and Corporate Governance Committee consists of Hu Bin, David Natan and Chan Oi Fat, and the chairman of the Nominating and Corporate Governance Committee is Chan Oi Fat. The Board has affirmatively determined that each of these Nominating and Corporate Governance Committee members meets the independence criteria applicable to directors serving on the Nominating and Corporate Governance Committee under Nasdaq and SEC rules. The Board has adopted a written charter under which the Nominating and Corporate Governance Committee operates. A copy of the charter, which satisfies the applicable standards of the SEC and Nasdaq, is available on our website at www.fiee.com/govern.

The Nominating and Corporate Governance Committee held one meeting during the fiscal year ended December 31, 2025.

Compensation Committee

The purpose of the Compensation Committee is set forth in the Compensation Committee charter and is primarily to:

●	establish, review and approve the overall executive compensation philosophy of the Company;

●	review the goals and objectives of the Company’s executive compensation plans, and amend, or recommend that the Board amend, these goals and objectives if the Compensation Committee deems it appropriate;

●	review the Company’s executive compensation plans in light of the Company’s goals and objectives with respect to such plans, and, if the Compensation Committee deems it appropriate, adopt, or recommend to the Board the adoption of, new, or the amendment of existing, executive compensation plans;

●	review and approve any severance or termination arrangements to be made with any executive officer of the Company;

●	review compensation arrangements for the Company’s employees to evaluate whether incentive and other forms of pay encourage unnecessary or excessive risk taking, and review and discuss, at least annually, the relationship between risk management policies and practices, corporate strategy and the Company’s compensation arrangements;

●	review at least annually the goals and objectives of the Company’s general compensation plans and other employee benefit plans, including incentive-compensation and equity-based plans, and amend, or recommend that the Board amend, these goals and objectives if the Compensation Committee deems it appropriate; and

●	review at least annually the Company’s general compensation plans and other employee benefit plans, including incentive-compensation and equity-based plans, in light of the goals and objectives of these plans, and recommend that the Board amend these plans if the Compensation Committee deems it appropriate.

The Compensation Committee consists of Hu Bin, David Natan and Chan Oi Fat, and the chairman of the Compensation Committee is Chan Oi Fat. The Board has affirmatively determined that each of these Compensation Committee members meets the independence criteria applicable to directors serving on the Compensation Committee under Nasdaq and SEC rules. The Board has adopted a written charter under which the Compensation Committee operates. A copy of the charter, which satisfies the applicable standards of the SEC and Nasdaq, is available on our website at www.fiee.com/govern.

The Compensation Committee held one meeting during the fiscal year ended December 31, 2025.

Board Leadership Structure

The Company’s governance framework provides the Board with the authority and flexibility necessary to select the appropriate leadership structure for the Board. In making determinations about the leadership structure, the Board considers many factors, including the specific needs of the business and what is in the best interests of the Company’s stockholders. Hongya Wen, an independent director, currently serves as the Chairperson of the Board. Li Wai Chung currently serves as our Chief Executive Officer. The Board has carefully considered its leadership structure and believes at this time that the Company and its stockholders are best served by having the offices of Chairperson of the Board and Chief Executive Officer held by different individuals based on our business and strategy. This structure allows our Chief Executive Officer to focus on the Company’s day-to-day operations and strategic vision, while allowing the Chairperson to lead the Board. The Board has not designated a lead independent director. The Board retains the authority to modify the foregoing leadership structure.

Board’s Role in Risk Oversight

The Board is ultimately responsible for risk management oversight. This oversight is primarily accomplished through the Board’s committees and management’s reporting processes, including receiving regular reports from members of management on areas of material risk to the Company, including operational, financial and strategic risks.

The Board’s standing committees support the Board by addressing various risks within their respective areas of responsibility. The Audit Committee assists the Board in discussing with management, internal auditors and the independent auditor of guidelines and policies governing the process by which senior management of the Company and the relevant departments of the Company, including the internal auditing department, assessing and managing the Company’s exposure to risk, as well as the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures. The Compensation Committee assesses risks arising from our compensation policies and practices. The Nominating and Corporate Governance Committee advises the Board periodically with regard to significant developments in the law and practice of corporate governance as well as the Company’s compliance with applicable laws and regulations, and make recommendations to the Board on all matters of corporate governance and on any remedial action to be taken. Each of the committees reports to the Board at regularly during which risks are discussed and assessed.

The Board believes that its current leadership structure supports the risk oversight function of the Board. Having the roles of Chief Executive Officer and Chairperson of the Board filled by separate individuals allows the Chief Executive Officer to lead management in its supervision of the Company’s day-to-day business operations, including the identification, assessment and mitigation of material risks, and allows the Chairperson of the Board to lead the Board in its oversight of the Company’s risk assessment and risk management activities.

Director Nomination Process

Our Nominating and Corporate Governance Committee is responsible for reviewing and making recommendations to our Board regarding nominations of director candidates. The Nominating and Corporate Governance Committee identifies new director candidates through a variety of sources. Our Nominating and Corporate Governance Committee will consider director candidates recommended by stockholders in the same manner it considers other candidates, but it has no obligation to recommend such candidates. A stockholder that wants to recommend a candidate for election to the Board should mail a recommendation to Flat A1, 29/F, Block A, TML Tower, 3 Hoi Shing Road, Tsuen Wan, Hong Kong. Such recommendation should describe the candidate’s qualifications and other relevant biographical information and provide confirmation of the candidate’s consent to serve as director.

The Nominating and Corporate Governance Committee works with the Board on an annual basis to determine the appropriate characteristics, skills and experience for the Board as a whole and its individual members. In evaluating the suitability of individual Board members, the Board and the Nominating and Corporate Governance Committee will take into account factors such as the individual’s general understanding of disciplines relevant to the success of a publicly traded company; understanding of FiEE’s business; education and professional background, including current employment and other board memberships; reputation for integrity; and any other factors they consider to be relevant. Additionally, in determining whether to recommend a director for re-election, the Nominating and Corporate Governance Committee also considers the director’s past attendance at meetings and participation in and contributions to the activities of the Board.

Our Nominating and Corporate Governance Committee recognizes the value of nominating individuals who will bring a variety of diverse opinions, perspectives, skills, experiences, backgrounds and orientations to the Board’s discussions and decision-making processes. The Board will endeavor to reflect the diversity of FiEE’s stockholders, employees, customers and the communities we serve. To that end, our Nominating and Corporate Governance Committee strives for diversity across a variety of categories, including experience, skills, accomplishments, personal qualities and other traits that it believes would contribute to our Board.

Insider Trading Policy

We have an insider trading policy that governs the purchase, sale and/or other dispositions of our securities by directors, officers, and employees, together with their immediate family members and other persons living in their households. We believe our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable Nasdaq standards. In addition, it is the policy of the Company to comply with applicable U.S. securities laws, including laws, rules and regulations related to trading in our securities. A copy of our insider trading policy was filed as an exhibit to our Form 10-K for the year ended December 31, 2025.

Item 11	Executive Compensation

Summary Compensation Table

The following table sets forth the names and positions of each person who served as our principal executive officer during the fiscal year ended December 31, 2025, and our two most highly compensated executive officers, other than the principal executive officer, who were serving as executive officers at December 31, 2025. For the fiscal year ended December 31, 2025, our named executive officers consisted of the two individuals who served as our principal executive officer and our Chief Financial Officer, who was our only other executive officer serving as of fiscal year end. No other individuals served as executive officers during the year who would have been required to be included in the table pursuant to the rules and regulations promulgated by the SEC.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Li Wai Chung(1),	2025	206,542	-	-	-	-	-	206,542
Chief Executive Officer and President

David Lazar(2),	2025	-	-	-	-	-	-	-
Former Chief Executive Officer and Chief Financial Officer	2024	-	-	402,250	-	-	-	402,250

Cao Yu(3)	2025	57,187	-	-	-	-	-	57,187
Chief Financial Officer

(1)	Appointed as Chief Executive Officer on February 26, 2025.
(2)	Resigned as Chief Executive Officer and Chief Financial Officer on February 26, 2025.
(3)	Appointed as Chief Financial Officer on February 26, 2025.

Narrative Disclosure to Summary Compensation Table

The following narrative provides a description of the material elements of compensation for our named executive officers. We do not have formal employment agreements with any of our named executive officers, and their compensation is determined at the discretion of our Board and/or Compensation Committee.

Base Salary

Base salaries are intended to provide a fixed level of annual cash compensation to our named executive officers. In determining base salary levels, we consider various factors, including the individual’s responsibilities, experience, and performance, as well as the competitive marketplace for executive talent.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards that had been previously awarded to any of the named executive officers and which remained outstanding as of December 31, 2025.

Director Compensation

The following table presents the total compensation for each person who served as a director of our Board during the fiscal year ended December 31, 2025. Other than as set forth in the table and described more fully below, we did not pay any compensation, reimburse any expense of, make any equity awards or non-equity awards to, or pay any other compensation to any of the other members of our Board in such period.

Directors	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Andrew Papanicolau(1)	4,167	-	-	4,167
Patrick Rivard(1)	4,167	-	-	4,167
David Lazar(1)	4,167	-	-	4,167
Avraham Ben-Tzvi(1)	4,167	-	-	4,167
Matthew McMurdo(1)	4,167	-	-	4,167
Chan Oi Fat	33,333	61,334	-	94,667
David Natan	37,500	61,334	-	98,834
Cao Yu	25,000	-	-	25,000
Hu Bin	25,000	-	-	25,000

(1)	Resigned effective as of February 19, 2025.

Director Agreements

Chan Oi Fat and David Natan

On April 29, 2025, the Company entered into Director Agreements with each of Chan Oi Fat and David Natan in connection with their services as directors of the Company.

Pursuant to their respective agreements, each of David Natan and Chan Oi Fat agreed to serve as a director of the Company and to be available to perform the duties consistent with such position pursuant to the Certificate of Incorporation and Bylaws of the Company, and any additional codes, guidelines or policies of the Company that may be effective now or in the future. The term of each director’s engagement by the Company under their respective Director Agreements commenced on the date the respective Director Agreement was entered into (“Effective Date”) and shall terminate on the earlier of: (i) the one year anniversary of the Effective Date, (ii) the director ceasing to be a member of the Board; (iii) the director’s permanent disability or death or (iv) , 30 days written notice by either the Company or the director (in the case of either (i) or (ii), the “Contract Period”).

Each agreement provides that the director shall be paid a cash fee of $12,500 per quarter, payable quarterly, starting on the Effective Date and pro-rated for any partial quarter during which the director serves and shall be issued 100,000 shares of the Company’s Common Stock that shall be issued if such director remains engaged as a director for a period of one year from the Effective Date. During the Contract Period, the director shall not receive or be eligible to participate in the Company’s benefit programs in effect for the employees of the Company. The Company shall reimburse the director for all reasonable business travel expenses previously authorized in writing by the Company and reasonably and necessarily incurred by the director in the performance of his duties, responsibilities, and authorities hereunder.

Each of the Director Agreements contains customary confidentiality provisions, non-solicitation provisions, customary representations and warranties by the parties and other customary miscellaneous provisions.

Cao Yu and Hu Bin

On July 8, 2025, the Company entered into Director Agreements with each of Cao Yu and Hu Bin in connection with their services as directors of the Company.

Pursuant to their respective agreements, each of Cao Yu and Hu Bin agreed to serve as a director of the Company and to be available to perform the duties consistent with such position pursuant to the Certificate of Incorporation and Bylaws of the Company, and any additional codes, guidelines or policies of the Company that may be effective now or in the future. The term of each director’s engagement by the Company under their respective Director Agreements commenced on the date when the respective Director Agreement was entered into and shall terminate on the earlier of: (i) the director ceasing to be a member of the Board; (ii) the director’s permanent disability or death; or (iii) 30 days written notice by either the Company or the director.

Each agreement provides that the director shall be paid a cash fee of $12,500 per quarter, payable quarterly, starting on the date when the respective Director Agreement was entered into and pro-rated for any partial quarter during which the director serves. During the term of the Director Agreement, the director shall not receive or be eligible to participate in the Company’s benefit programs in effect for the employees of the Company. The Company shall reimburse the director for all reasonable business travel expenses previously authorized in writing by the Company and reasonably and necessarily incurred by the director in the performance of his duties, responsibilities, and authorities hereunder.

Each of the Director Agreements contains customary confidentiality provisions, non-solicitation provisions, customary representations and warranties by the parties and other customary miscellaneous provisions.

Clawback Policy

As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules of Nasdaq and the SEC, we maintain an Incentive-Based Compensation Recovery Policy (the “Clawback Policy”), which requires that certain incentive compensation paid to any current or former executive officer, including our named executive officers, will be subject to recoupment if (a) the incentive compensation was calculated based on financial statements that were required to be restated due to material noncompliance with financial reporting requirements, without regard to any fault or misconduct, and (b) that noncompliance resulted in overpayment of the incentive compensation within the three fiscal years preceding the fiscal year in which the restatement was required. Incentive compensation subject to the Clawback Policy consists of compensation that is granted, earned, or vested based wholly or in part upon the attainment of a financial reporting measure (as defined in the rules implementing such requirement), including stock price and total shareholder return.

Practices with Regard to Timing of Equity Awards

Our Board and Compensation Committee do not take material nonpublic information into account when determining the timing and terms of equity grants. We do not have a policy or practice to time stock options based on the release of material nonpublic information. During 2025, the Company did not grant equity awards to its named executive officers during the four business days prior to or the one business day following the filing of its periodic reports or the filing or furnishing of a Form 8-K that discloses material nonpublic information.

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of April 24, 2026, that are beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of the outstanding Common Stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of Common Stock by our principal stockholders is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. To calculate a stockholder’s percentage of beneficial ownership of Common Stock, we must include in the numerator and denominator those shares of Common Stock underlying convertible securities that such stockholder is considered to beneficially own. Shares of Common Stock underlying convertible securities held by other stockholders, however, are disregarded in this calculation. Therefore, the denominator used in calculating beneficial ownership of each of the stockholders may be different.

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

Name and Address of Beneficial Owner	Title	Beneficially owned	Percent of Class
Executive Officers and Directors
Li Wai Chung(1)	Chief Executive Officer and President	649,254	7.2%
Cao Yu(2)	Chief Financial Officer and Director	4,615,012	40.6%
Hongya Wen	Chairperson of the Board	-	-
Hu Bin(3)	Director	3,125,745	29.5%
David Natan	Director	148,792	1.8%
Chan Oi Fat	Director	-	-
David Lazar	Former Chief Executive Officer and Chief Financial Officer	-	-

Executive Officers and Directors as a Group (total of 7 persons)		8,538,803	59.8%
5% Stockholders
Cao Yu(2)		4,615,012	40.6%
Elements Corporate Services Limited(4)		3,196,343	38.0%
Hu Bin(3)		3,125,745	29.5%
Youxin Consulting Limited(1)		649,254	7.2%

(1)	Includes (i) 245,553 shares of Series A Convertible Preferred Stock, owned and controlled by Youxin Consulting Limited, an entity wholly controlled by Li Wai Chung, which are convertible into 343,774 shares of Common Stock and (ii) 305,480 shares of Common Stock issuable upon a warrant owned and controlled by Youxin Consulting Limited.
(2)	Includes (i) 1,585,366 shares of Common Stock, (ii) 1,145,833 shares of Series A Convertible Preferred Stock, which are convertible into 1,604,166 shares of Common Stock and (iii) 1,425,480 shares of Common Stock issuable upon a warrant.
(3)	Includes (i) 853,659 shares of Common Stock, (ii) 859,319 shares of Series A Convertible Preferred Stock, which are convertible into 1,203,046 shares of Common Stock and (iii) 1,069,040 shares of Common Stock issuable upon a warrant.
(4)	Includes (i) 3,119,830 shares of Common Stock and (ii) 54,652 shares of Series A Convertible Preferred Stock, which are convertible into 76,513 shares of Common Stock.

Equity Compensation Plan Information

The following table summarizes information with respect to our equity compensation plans under which our equity securities are authorized for issuance as of December 31, 2025:

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-	$-	1,394,230
Equity compensation plans not approved by security holders	-	$-	-
Total	-	$-	1,394,230

Item 13	Certain Relationships, Related Transactions and Director Independence

Certain Relationships and Related Transactions

Transactions with related persons are governed by our code of business conduct and ethics, which applies to all of our directors, officers and employees. This code of business conduct and ethics covers a wide range of potential activities, including, among others, conflicts of interest, self-dealing and related party transactions. Waiver of the policies set forth in this code will only be permitted when circumstances warrant. Such waivers for directors and executive officers, or that provide a benefit to a director or executive officer, may be made only by our Board, as a whole, or the Audit Committee. Absent such a review and approval process in conformity with the applicable guidelines relating to the particular transaction under consideration, such arrangements are not permitted. All related party transactions for which disclosure is required to be provided herein were approved in accordance with our code of business conduct and ethics.

Transactions with Related Persons

SEC rules require us to disclose any transaction in which the amount involved exceeds the lesser of $120,000 or one percent of the average of FiEE’s total assets at year end for the last two completed fiscal years. A related person is any executive officer, director, nominee for director, or holder of more than 5% of our common stock, or an immediate family member of any of those persons.

Amended and Restated Investor Purchase Agreement

On February 18, 2025, the Company entered into, and simultaneously closed the transactions under, the Amended and Restated Securities Purchase Agreement (“Investor Purchase Agreement”) among Cao Yu, Hu Bin, and Youxin Consulting Limited, a Hong Kong company (collectively, the “Investor Purchasers”), David Lazar and the Company, whereby Lazar sold to the Investor Purchasers (i) 2,219,447 shares of his Series A Convertible Preferred Stock, (ii) the Lazar Warrants, and (iii) 2,656,980 shares of Common Stock and 85,910 shares of Series A Convertible Preferred Stock. The Investor Purchasers also purchased certain receivables that the Company owed to Lazar (the “Lazar Receivables”). The purchase price was $500,000.

As further consideration, Lazar has the opportunity to be paid by the Investor Purchasers an additional $3,400,000, less any indemnity and other obligations payable by Lazar, if (i) the Common Stock is listed on the Nasdaq Capital Market, the Nasdaq Global Market, the Nasdaq Global Select Market, or any successors to any of the foregoing (each a “Trading Market”) on or before December 31, 2025 and (ii) the Company has satisfied all applicable initial and continuing listing requirements of the applicable Trading Market. Additionally, if the foregoing is achieved, Lazar will also receive a number of newly issued shares of Common Stock equal to 3% of the then outstanding shares of Common Stock on the date the Common Stock is listed on a Trading Market pursuant to Section 4(a)(2) of the Securities Act.

The Investor Purchase Agreement includes a covenant that, promptly following the closing, the Company will take all actions reasonably necessary to amend its certificate of incorporation to increase the Stated Value (as defined in the certificate of incorporation) of the Series A Convertible Preferred Stock from $1.40 to $2.75 in consideration for cancelling the Lazar Warrants and forgiving the Lazar Receivables.

Cao Yu Securities Purchase Agreement

On May 9, 2025, the Company entered into, and simultaneously closed the transactions under, a Securities Purchase Agreement with Cao Yu, whereby the Company sold 1,585,366 shares of Common Stock to Cao Yu, for an aggregate purchase price of $2,600,000.

Hu Bin Securities Purchase Agreement

On May 9, 2025, the Company entered into, and simultaneously closed the transactions under, a Securities Purchase Agreement with Hu Bin, whereby the Company sold 853,659 shares of Common Stock to Hu Bin, for an aggregate purchase price of $1,400,000.

Second Amended and Restated Investor Purchase Agreement

On May 9, 2025, the Company entered into a Second Amended and Restated Investor Purchase Agreement with Lazar and the Investor Purchasers to remove references to the issuance of the Lazar Common Stock, which issuance was rescinded and replaced with the Convertible Note described below, and remove references to the Earnout Shares. The Investor Purchasers agreed that they will surrender the Lazar Warrants to the Company for cancellation and irrevocably waive and forgive the Lazar Receivables for the benefit of the Company.

Convertible Note

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

In the event the stockholder approval is obtained, the outstanding principal amount of the Convertible Note and any unpaid accrued interest shall automatically convert in whole into shares of Common Stock at a conversion price per share equal to $0.25 per share, rounded to the nearest whole share, effective as of the date of stockholder approval. Within ninety (90) days following the Effective Date, the Company shall hold a special meeting of stockholders (which may also be at the annual meeting of stockholders) for the purpose of obtaining stockholder approval.

Lazar Services Agreement

On May 9, 2025, the Company entered into a services agreement with David Lazar (“Service Provider”), pursuant to which the Company engages Service Provider as an independent contractor, to (i) use best efforts to obtain a decision from the SEC that Nasdaq must hold a hearing to consider the merits of the Company’s appeal from being delisted from Nasdaq, (ii) use best efforts to achieve a Nasdaq Listing for the Company on or before December 31, 2025 (such date of achievement being the “Listing Date”) and (iii) continue to provide additional services to the Company in furtherance of achieving a Nasdaq Listing through the earlier of December 31, 2025, or the Listing Date.

Independent Directors

The Board reviews the independence of the current and potential members of the Board in accordance with independence requirements set forth in the Nasdaq Listing Rules and applicable provisions of the Exchange Act based on director responses to director and officer questionnaires and other information available to the Board. During its review, the Board considers transactions and relationships between each director and potential director, as well as any member of his or her immediate family, and the Company and its affiliates, including those related-party transactions contemplated by Item 404(a) of Regulation S-K under the Exchange Act. The Board must affirmatively determine that the director has no material relationship with the Company, either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company, that, in the opinion of the Board, would interfere with the exercise of the director’s independent judgment in carrying out the responsibilities of a director. The purpose of this review is to determine whether any such relationships or transactions exist that are inconsistent with a determination that the director is independent. The Board has determined that each of Hongya Wen, Hu Bin, David Natan, and Chan Oi Fat is independent within the meaning of Rule 5605(a)(2) of the Nasdaq Listing Rules and the rules and regulations promulgated by the SEC.

Item 14	Principal Accountant Fees and Services

Change in Independent Registered Public Accounting Firm

On July 11, 2025, the Audit Committee approved the dismissal of Beckles & Co., Inc. (“Beckles & Co”) its independent registered public accounting firm since May 2024, effective immediately. The audit reports of Beckles & Co on the Company’s consolidated financial statements as of and for the fiscal year ended December 31, 2024 did not contain an adverse opinion or a disclaimer of opinion, nor were the reports qualified or modified as to uncertainty, audit scope, or accounting principles.

During the fiscal year ended December 31, 2024, and during the subsequent interim period through July 11, 2025, there were no “disagreements” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K) between the Company and Beckles & Co on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to the satisfaction of Beckles & Co, would have caused Beckles & Co to make reference to the subject matter of the disagreement in connection with its report on the Company’s consolidated financial statements for such year.

Beckles & Co’s report on the financial statements of the Company for the fiscal year ended December 31, 2024 did not contain an adverse opinion or disclaimer of opinion, nor were they modified or qualified as to uncertainty, audit scope or accounting principles except that Beckles & Co’s reports on the financial statements of the Company for the fiscal year ended December 31, 2024 contained the following paragraph:

“The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.”

Beckles & Co provided to the Company a letter stating that it agrees with the above statements, a copy of which was filed as Exhibit 16.1 to the Company’s Form 8-K filed with the SEC on July 16, 2025.

On July 11, 2025, the Audit Committee, after a thorough evaluation, approved the selection of UHY LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2025, subject to UHY LLP’s completion of its standard client acceptance procedures, which occurred.

Fees to Independent Registered Public Accounting Firms

Set forth below are approximate fees for services rendered by UHY LLP and Beckles & Co, our independent registered public accounting firms, for the fiscal year ended December 31, 2025 and the fiscal year ended December 31, 2024, respectively.

	2025	2024
Audit Fees	$265,650	$251,500
Audit-Related Fees	$9,025	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
Total Fees	$274,675	$251,500

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

Pre-Approval Policies and Procedures

The Audit Committee is required to review and approve in advance the retention of the independent auditors for the performance of all audit and lawfully permitted non-audit services and the fees for such services. The Audit Committee may delegate to one or more of its members the authority to grant pre-approvals for the performance of non-audit services, and any such Audit Committee member who pre-approves a non-audit service must report the pre-approval to the full Audit Committee at its next scheduled meeting. The Audit Committee is required to periodically notify the Board of their approvals. The required pre-approval policies and procedures were complied with during 2025 and 2024.

PART IV

Item 15	Exhibits and Consolidated Financial Statement Schedules

(a)(3) List of Exhibits.

The following documents are filed as part of this report:

Exhibits. The following exhibits are filed, furnished or incorporated by reference as part of this Form 10-K/A.

Exhibit No.	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed by the Company on September 4, 2009).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on November 18, 2015).

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by the Company on November 18, 2015).

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on July 30, 2019).

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on June 4, 2021).

3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by the Company on June 4, 2021).

3.7	Certificate of Correction of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K/A filed by the Company on June 30, 2021).

3.8	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on July 23, 2021).

3.9	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Form 8-K filed by the Company on March 31, 2023).

3.10	Certificate of Designation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on March 1, 2024).

3.11	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on March 6, 2024).

3.12	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on February 28, 2025).

3.13	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on August 7, 2025).

3.14	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on March 28, 2025).

4.1**	Description of Securities.

4.2	Unsecured Promissory Note by and between the Company and David Lazar, dated May 9, 2025 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Company on May 12, 2025).

10.1	Amended and Restated Securities Purchase Agreement by and among the Company, the Purchasers and Seller, effective as of February 18, 2025. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on February 24, 2025).

10.2	Amendment No. 1 to the Securities Purchase Agreement dated as of November 12, 2024 by and among the Purchasers and the Company, effective as of February 18, 2025 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company on February 24, 2025).

10.3**+	Form of Director Agreement.

10.4+	FiEE, Inc. 2025 Equity Incentive Plan (incorporated by reference to Exhibit 4.16 to the Form S-8 filed by the Company on December 23, 2025).

10.5	Securities Purchase Agreement by and between the Company and Cao Yu, dated May 9, 2025 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on May 12, 2025).

10.6	Securities Purchase Agreement by and between the Company and Hu Bin, dated May 9, 2025 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company on May 12, 2025).

10.7	Purchase Agreement by and between the Company and Helena Global Investment Opportunities I Ltd., dated May 9, 2025 (incorporated by reference to Exhibit 10.3 to the Form 8-K/A filed by the Company on May 12, 2025).

10.8	Second Amended and Restated Securities Purchase Agreement by and among the Company, David Lazar, Cao Yu, Hu Bin and Youxin Consulting Limited, dated May 9, 2025 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed by the Company on May 12, 2025).

10.9	Services Agreement by and between the Company and David Lazar, dated May 9. 2025 (incorporated by reference to Exhibit 10.5 to the Form 8-K filed by the Company on May 12, 2025).

10.10	Asset Purchase Agreement, dated as of June 30, 2025, by and among FiEE (HK) Limited, Hongyan Sun, Lin Lin and Suzhou Yixuntong Network Technology Co., Ltd (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on July 2, 2025).

10.11	Share Purchase Agreement, dated as of November 27, 2025, by and among FiEE, Inc., Yang Zhiqin and Lin Lin (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on December 2, 2025).

10.12	Technology Transfer Agreement, dated as of November 27, 2025, by and between FiEE, Inc. and Lin Lin (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company on December 2, 2025).

10.13	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on February 2, 2026).

10.14	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company on February 2, 2026).

10.15**	Amendment No. 1 to Securities Purchase Agreement dated as of January 30, 2026 by and among the Company and the Purchasers therein, effective as of February 28, 2026.

19.1**	Insider Trading Policy.

21.1**	Subsidiaries.

23.1**	Consent of Independent Registered Public Accounting Firm (UHY LLP).

23.2**	Consent of Independent Registered Public Accounting Firm (Beckles & Co.).

31.1*	CEO Rule 13a-14(a)/15d-14(a) Certification.

31.2*	CFO Rule 13a-14(a)/15d-14(a) Certification.

32.1**	CEO Section 1350 Certification.

32.2**	CFO Section 1350 Certification.

97**	Incentive Compensation Recovery Plan.

101.INS**	Inline XBRL Instance Document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed or furnished herewith.
**	Filed or furnished as an exhibit to the Original Form 10-K.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FiEE, INC.
(Registrant)

Date: April 29, 2026	By:	/s/ Li Wai Chung
Li Wai Chung
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Li Wai Chung	Chief Executive Officer and President	April 29, 2026
Li Wai Chung	(principal executive officer)

/s/ Cao Yu	Chief Financial Officer, Treasurer and Secretary, and Director	April 29, 2026
Cao Yu	(principal financial and accounting officer)

*	Chairperson of the Board	April 29, 2026
Hongya Wen

*	Director	April 29, 2026
Hu Bin

*	Director	April 29, 2026
David Natan

*	Director	April 29, 2026
Chan Oi Fat

*By:	/s/ Li Wai Chung
Li Wai Chung, Attorney-in-Fact