Form 10-Q
period 2026-03-31
FiEE, Inc.
filed 2026-04-30
CIK 1467761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 001-37649

FIEE, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	04-2621506
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3-33, 2-chome Utajima, Nishiyodogawa District, Osaka, Japan	555-0021
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: 852 -28166813

Flat A1, 29/F, Block A, TML Tower,

3 Hoi Shing Road, Tsuen Wan, Hong Kong

(Former Name or Former Address, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	FIEE	The Nasdaq Capital Market

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

Yes ☐   No ☒

As of April 27, 2026, the registrant had 8,328,598 shares of common stock, $0.01 par value per share, outstanding.

FIEE, INC. AND SUBSIDIARIES

i

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIEE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets
Cash	$4,579,910	$3,084,461
Accounts receivable	1,422,013	2,110,715
Other receivables, net	18,051	1,217,692
Prepaid expenses and other current assets	218,882	199,309
Total current assets	6,238,856	6,612,177

Property, equipment and software, net	900,020	366,439
Intangible assets	3,205,982	3,529,835
Operating lease right-of-use assets, net	15,575	31,004
Deferred tax assets	26,731	-
Other assets	1,452,799	231,680
Total assets	$11,839,963	$10,771,135

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$263,970	$511,206
Contract liabilities	668,903	1,497,721
Accrued expenses and other current liabilities	1,138,505	1,169,737
Income tax payables	856,870	972,743
Current maturities of operating lease liabilities	14,953	30,350
Total current liabilities	2,943,201	4,181,757
Total liabilities	2,943,201	4,181,757

Commitments and Contingencies (Note 6)

Stockholders’ equity
Preferred Stock, authorized: 10,000,000 shares at $0.001 par value, including 3,000,000 shares designated as Series A Convertible Preferred Stock at $0.001 par value; 2,305,357 Series A shares issued and outstanding at March 31, 2026 and December 31, 2025, aggregate liquidation preference of $3,227,500 at March 31, 2026 and December 31, 2025, respectively	1,639,779	1,639,779
Common Stock, authorized: 60,000,000 shares at $0.01 par value; issued and outstanding: 8,328,598 shares at March 31, 2026 and 7,934,122 shares at December 31, 2025, respectively	83,286	79,341
Additional paid-in capital	102,488,505	100,500,280
Accumulated deficit	(95,270,063)	(95,621,579)
Accumulated other comprehensive loss	(44,745)	(8,443)
Total stockholders’ equity	8,896,762	6,589,378
Total liabilities and stockholders’ equity	$11,839,963	$10,771,135

See accompanying notes to the unaudited condensed consolidated financial statements.

FIEE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues	$2,121,989	$125
Cost of revenues	627,745	750
Gross profit	1,494,244	(625)

Operating expenses:
Selling and marketing	34,339	-
General and administrative	996,873	340,496
Research and development	36,587	30,000
Total operating expenses	1,067,799	370,496

Operating income (loss)	426,445	(371,121)

Other income (expense):
Interest income (expense), net	-	(2,789)
Foreign currency exchange Income	34,995	-
Other, net	26,905	-
Total other income (expense)	61,900	(2,789)

Income (loss) before income taxes	488,345	(373,910)

Income tax expense	136,829	-

Net income (loss)	$351,516	$(373,910)
Allocation to participating preferred stock	(101,605)	-
Net Income (loss) attributable to common stockholders	249,911	(373,910)

Basic earnings (loss) per common share	$0.03	$(0.10)
Diluted earnings (loss) per common share	$0.02	$(0.10)

Weighted-average number of common shares outstanding:
Basic	7,938,505	3,713,792
Diluted	10,440,594	3,713,792

Net income (loss)	$351,516	$(373,910)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(36,302)	-
Total comprehensive income (loss)	$315,214	$(373,910)

See accompanying notes to unaudited condensed consolidated financial statements.

FIEE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

For the three months ended March 31, 2026

	Preferred Stock		Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2025	2,305,357	$1,639,779	7,934,122	$79,341	$100,500,280	$(95,621,579)	$(8,443)	$6,589,378
Net income	-	-	-	-	-	351,516	-	351,516
Foreign currency translation	-	-	-	-	-	-	(36,302)	(36,302)
Stock-based compensation	-	-	-	-	46,000	-	-	46,000
Common Stock Issuance, net of issuance cost	-	-	394,476	3,945	1,942,225	-	-	1,946,170
Balance at March 31, 2026	2,305,357	$1,639,779	8,328,598	$83,286	$102,488,505	$(95,270,063)	$(44,745)	$8,896,762

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

FIEE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$351,516	$(373,910)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	344,010	49,851
Amortization of right-of-use assets	14,818	9,939
Non-cash interest expense	-	619
Stock-based compensation	46,000	-
Deferred taxes	(26,731)	-
Allowance for credit losses - other receivables	71,702	-

Changes in operating assets and liabilities:
Accounts receivable	(1,031,238)	-
Other receivables	1,127,939	-
Prepaid expenses and other current assets	(63,374)	40,408
Other assets	4,002	(87,631)
Accounts payable	106,150	(42,648)
Contract liabilities	(828,818)	-
Income tax payable	(115,873)	-
Accrued expenses and other current liabilities	81,272	27,144
Due to related party		5,170
Operating lease liabilities	(14,787)	-
Net cash provided by (used in) operating activities	66,588	(371,058)

Cash flows from investing activities:
Purchase of property, equipment and software	(518,047)	-
Net cash used in investing activities	(518,047)	-

Cash flows from financing activities:
Proceeds from the issuance of common stock	1,999,993	-
Payment of deferred financing costs	(25,000)	-
Proceeds from debt	-	350,000
Net cash provided by financing activities	1,974,993	350,000

Effect of foreign exchange rate changes on cash	(28,085)	-

Net increase (decrease) in cash	1,495,449	(21,058)
Cash - Beginning	3,084,461	30,162
Cash - Ending	$4,579,910	$9,104

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$-	$-
Income taxes	$271,717	$-

Supplemental disclosures of non-cash activities:
Addition to property, equipment and software through reclassification of prior year prepayment	$44,613	$-
Noncash settlement of accounts receivable through customers’ payments made directly to accounts payable, other payables, and investment deposits.	$1,719,940	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

FIEE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) NATURE OF OPERATIONS AND BASIS OF PRESENTATION

FiEE, Inc. (formerly, Minim, Inc.) was founded in 1977 as a networking company and pivoted into delivering intelligent software to protect and improve the WiFi connections we depend on to work, learn, and live. FiEE held the exclusive global license to design, manufacture, and sell consumer networking products under the Motorola brand until 2023. Our cable and WiFi products, with an intelligent operating system and bundled mobile app, were sold in leading retailers and e-commerce channels in the United States (“U.S.”). Our artificial intelligence (“AI”)-driven cloud software platform and applications make network management and security simple for home and business users, as well as the service providers that assist them—leading to higher customer satisfaction and decreased support burden.

On February 27, 2025, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Amended and Restated Certificate of Incorporation to change the name of the Company from Minim, Inc. to FiEE, Inc., effective as of February 27, 2025.

During the three months ended March 31, 2026, the Company incorporated two new wholly owned subsidiaries: FiEE Channel Limited in Hong Kong on March 5, 2026, and FiEE Singapore Pte. Ltd. in Singapore on March 26, 2026. As of March 31, 2026, neither subsidiary had commenced operations.

FiEE, Inc. and its wholly owned subsidiaries—FiEE (HK) Limited (incorporated in March 2025), Houren-Geiju Kabushikikaisha (acquired in November 2025), MTRLC LLC, Minim Asia Private Limited, FiEE Channel Limited, and FiEE Singapore Pte. Ltd.—are herein collectively referred to as “FiEE” or the “Company.”

We continue to grow and expand our operations as a digital service provider focused on integrating AI and data analytics into content creation and brand management. We offer a wide range of Software as a Service (“SaaS”) solutions through a cloud-based platform designed to support our clients in developing, managing, and optimizing their digital presence across global platforms, including customized graphic and posts, short videos, and editorial calendars aligned with brand goals. Additionally, we offer comprehensive software development and maintenance services, delivering custom software solutions from system design and development to deployment and post-launch maintenance.

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

Equity Investment and Loan

On March 23, 2026, FiEE (HK) Limited (“FiEE HK”) entered into an Investment Agreement (the “Investment Agreement”) by and among FiEE HK, Guangzhou Yinlian Culture Co., Ltd., a limited liability company formed under the laws of the People’s Republic of China (the “PRC”) (“Yinlian Culture”), Guangzhou Maltose Culture Communication Co., Ltd., a limited liability company formed under the laws of the PRC (“Maltose Culture”), Guangzhou Qingniao Culture Co., Ltd., a limited liability company formed under the laws of the PRC (“Qingniao Culture”), Shenzhen Yaojin Creative Media Co., Ltd., a limited liability company formed under the laws of the PRC (“Yaojin Media”), Cai Yuanyao, Zhang Dingcheng, and Zhang Rong, pursuant to which (i) FiEE HK agreed to acquire a 51% equity interest (and 60% of the voting rights) in Yinlian Culture, for an aggregate purchase price of $51,000 (the “Equity Investment”) and (ii) FiEE HK, or an entity designated by FiEE HK, will provide a zero-interest convertible loan to Yinlian Culture in the principal amount of up to approximately $2.9 million (the “Loan” and, together with the Equity Investment, the “Transactions”).

The Loan is to be funded in three tranches: (i) approximately $720,000 to be funded within 14 business days following the full payment for the Equity Investment, provided that Yinlian Culture has delivered its financial seals and bank-related documents (including online banking access) to FiEE HK; (ii) approximately $720,000 to be funded within one month of the simultaneous satisfaction of the following conditions: (a) Yinlian Culture and its subsidiaries and controlled entities (collectively, the “Group”) have achieved positive consolidated net profit after tax within six months from the date of the Investment Agreement, (b) the Group has provided FiEE HK with a profit forecast for the following 12 months following the date of the Investment Agreement that is acceptable to FiEE HK and reflects positive consolidated net profit after tax, and (c) the Group has undertaken in writing to meet such performance targets within the agreed timeframe; and (iii) approximately $1.44 million to be funded within one month of the realization of the 12-month profit forecast described in clause (ii)(b) above.

Under the terms of the Loan, FiEE HK, or an entity designated by FiEE HK, has the option, exercisable at any time by written notice, to either (i) require Yinlian Culture to repay all or any portion of the Loan in cash, or (ii) convert all or any portion of the Loan into additional equity in Yinlian Culture, which, upon full conversion, would result in FiEE HK and its designated entities collectively holding 60% of the total equity interests in Yinlian Culture.

Yinlian Culture was incorporated on February 11, 2026 to facilitate the investment in Maltose Culture. Through this investment, the Company aims to combine Maltose Culture’s music expertise with its AI capabilities to build an advanced AI music infrastructure and strengthen its position in the global music revolution.

In connection with the signing of the Investment Agreement, FiEE HK, Yinlian Culture, Maltose Culture, Qingniao Culture, Yaojin Media, Cai Yuanyao, Zhang Dingcheng, and Zhang Rong entered into a Shareholder Agreement, dated as of March 23, 2026, governing the rights and obligations of the shareholders of Yinlian Culture, including, but not limited to, board composition and governance, voting rights, dividend rights and distribution thresholds, liquidation preference, and transfer restrictions.

The closing of the Equity Investment is expected to occur before June 30, 2026, upon which FiEE HK will acquire 51% of the equity interests (and 60% of the voting rights) in Yinlian Culture and the VIE Agreements (as defined below) will become effective. The closing of the Loan is expected to occur following the satisfaction of the applicable conditions precedent described above.

As of March 31, 2026, the Company had paid approximately CNY 7.6 million (approximately $1.1 million) to Maltose Culture in connection with the proposed convertible loan. The funds are held in a separate designated bank account and are regularly reviewed by the Company for appropriate use.

VIE Agreements

Maltose Culture is an AI-empowered music ecosystem that integrates content creation, intelligent platform distribution, and next-generation home entertainment. At or immediately prior to the closing of the Equity Investment, Maltose Culture is owned 40% by Zhang Dingcheng and 60% by Yang Kai, the spouse of Cao Yu, who serves as Chief Financial Officer and a member of the board of directors of the Company (the “Board”).

In order to establish effective control over, and the right to receive the economic benefits of, Maltose Culture, pursuant to the requirements of PRC law, Yinlian Culture entered into the following agreements (collectively, the “VIE Agreements”) with Maltose Culture, Yang Kai, and Zhang Dingcheng. The VIE Agreements were signed on March 23, 2026, and the related business registration changes were completed on March 26, 2026.

Exclusive Purchase Option Agreement

Pursuant to the Exclusive Purchase Option Agreement, dated as of March 23, 2026, in connection with the signing of the Investment Agreement, each of Yang Kai and Zhang Dingcheng granted to Yinlian Culture an exclusive and irrevocable option to acquire 100% of the equity interests of Maltose Culture at the lowest price permitted by applicable PRC law, together with the right to acquire all of the assets of Maltose Culture. The option may be exercised by Yinlian Culture at any time, subject to applicable PRC regulatory requirements and approvals.

Irrevocable Proxy Agreement

Pursuant to the Irrevocable Proxy Agreement, dated as of March 23, 2026, in connection with the signing of the Investment Agreement, each of Yang Kai and Zhang Dingcheng irrevocably appointed Yinlian Culture as their exclusive proxy to exercise all shareholder voting rights with respect to their respective equity interests in Maltose Culture, including without limitation all voting rights, the right to appoint directors and senior management, and the right to transfer, pledge, or otherwise dispose of their equity interests. The proxy is irrevocable and remains effective for the entire operating term of Maltose Culture, unless earlier terminated by Yinlian Culture.

Business Cooperation Agreement

Pursuant to the Business Cooperation Agreement, dated as of March 23, 2026, in connection with the signing of the Investment Agreement, Yinlian Culture agreed to provide exclusive consulting and technical services to Maltose Culture and to license certain intellectual property to Maltose Culture on a non-exclusive, non-transferable basis, in exchange for service fees payable by Maltose Culture to Yinlian Culture.

Equity Pledge Agreement

Pursuant to the Equity Pledge Agreement, dated as of March 23, 2026, in connection with the signing of the Investment Agreement, each of Yang Kai and Zhang Dingcheng pledged all of their respective equity interests in Maltose Culture to Yinlian Culture as security for the performance of all of their obligations and Maltose Culture’s obligations under the VIE Agreements.

Spousal Consent

In connection with the signing of the Investment Agreement, Cao Yu executed a Spousal Consent, dated as of March 23, 2026, acknowledging and consenting to Yang Kai’s entry into and performance of the VIE Agreements, and confirming that she has no claim to the equity interests of Maltose Culture held by Yang Kai.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the U.S. (“U.S. GAAP”) can be condensed or omitted. In the opinion of management, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position and operating results. All intercompany balances and transactions have been eliminated in consolidation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The results of the Company’s operations can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year or any future periods.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. These judgments, estimates and assumptions made by the Company include, but are not limited to revenue recognition, expected credit losses, contract liabilities, valuation allowance for deferred tax assets, fair value of acquired assets, valuation of warrants and stock-based compensation. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results may differ from those estimates under different assumptions or conditions and the differences may be material.

Liquidity

The Company’s operations have historically been primarily financed through the issuance of its common stock, $0.01 par value per share (the “Common Stock”), and preferred stock, $0.001 par value per share (the “Preferred Stock”). Since inception, the Company has incurred significant losses and negative cash flows from operations. The Company began generating operating profit in the fourth quarter of 2025 and has continued to do so thereafter. During the three months ended March 31, 2026, the Company reported a net income of $352 thousand, a positive working capital of $3.3 million and an increase in cash of $1.5 million. The increase in cash was primarily attributable to $67 thousand of cash provided by operating activities and $2.0 million of cash provided by financing activities, partially offset by $518 thousand of cash used in investing activities. As of March 31, 2026, the Company had an accumulated deficit of $95.3 million and cash on hand of $4.6 million. Although the Company generated net income, positive working capital, and positive operating cash flows during the three months ended March 31, 2026 following changes in management and business strategy, it has incurred significant losses in prior years and has a limited history of profitability. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the date the condensed consolidated financial statements were issued. The Company will continue to monitor its costs in relation to its sales and adjust its cost structure accordingly.

The Company’s condensed consolidated financial statements as of March 31, 2026 do not include any adjustments to the carrying amounts or classification of assets, liabilities, and reported expenses that may be necessary should the Company be unable to continue as a going concern. If the Company is unable to raise additional capital, it may be forced to liquidate its assets at amounts less than their carrying values, and investors could lose all or a portion of their investment.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2025. The Company’s significant accounting policies have no material changes during the three months ended March 31, 2026, except for the following updates resulting from transactions that occurred during the three months ended March 31, 2026.

Property, Equipment and Software

Property, equipment and software primarily consisted of equipment, vehicles, land, building and internal-use software customized by a vendor, which are stated at cost, and are depreciated or amortized on a straight-line basis over their estimated useful lives. Maintenance and repairs are charged to expense as incurred. Significant improvements that substantially enhance the useful life of an asset are capitalized and depreciated. When assets are retired or disposed of, the cost together with related accumulated depreciation is removed from the balance sheet and any resulting gain or loss is reflected in the Company’s statements of operations in the period realized. Costs incurred to develop internal-use software are capitalized only during the application development stage.

Category	Estimated useful life
Internal use software	3 years
Equipment	3-5 years
Vehicles	5 years
Building	7 years
Land	Indefinite

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

Revenues from SaaS service- Multi-Channel Network (“MCN”) Digital Service

Since March 2025, the Company has expanded SaaS operations as a digital service provider, delivering full-cycle services to brand clients through legally binding agreements. The Company offers full-service account management, content production, and targeted promotion to grow followers across key platforms. Service packages are customizable via the SaaS portal. Customers may purchase value-added services with or after their purchases of basic package. The Company’s services comprise two distinct performance obligations: (1) the basic service, which represents a single performance obligation as the promises for account setup, SaaS platform access, account management, and basic digital content creation and publishing are highly interdependent and bundled together; and (2) the value-added services, which represents a performance obligation for additional digital content created and customized to meet the customer’s special request. Each performance obligation has a standalone transaction price. The Company recognizes revenues from basic services ratably over the contract term beginning on the commencement date of each contract. The revenues from value-added services are recognized at a point in time when customers approve or accept the value-added services or system automatically approves whichever is later. The Company requires an upfront payment for the services, which is non-refundable upon execution of the contract. Customers retain the right to terminate the contract prior to its expiration date, subject to the early termination fees, including information transfer fee and fan development fee.

Revenues from Software Service

The Company enters into bundled arrangements that typically include the sale of on-premise software licenses, standard or customized modules, and maintenance and support (“M&S”) services. These arrangements are evaluated to determine whether the promises represent distinct performance obligations. The standard or customized modules are highly interdependent and interrelated with the software license and are therefore combined with the license as a single performance obligation, while the M&S services are capable of being distinct and are accounted for as a separate performance obligation. The M&S services are provided free of charge for a specified contract period, typically encompassing the first year of service following software delivery.

The transaction price is allocated to each performance obligation based on their relative stand-alone selling prices (“SSP”). The SSP for the combined software license and customized or standard modules, and M&S services is determined using the adjusted market assessment approach, which considers market conditions, competitive pricing, the Company’s market position, expected profit margins, and cost structure. For customized arrangements only, contracts include retention fees that represent variable consideration, as their payment is contingent upon no major defects being identified within a specified period. These retention fees are excluded from the initial transaction price. The related revenue is recognized only when it’s probable that a significant reversal will not occur. Contracts for software licensing and M&S services generally include a renewal option for M&S services; however, the renewal option to acquire additional services is neither offered free of charge nor at a discount and accordingly does not represent a material right.

The Company provides assurance-type warranties to ensure that the delivered software complies with agreed-upon specifications. These warranties do not constitute a separate performance obligation as they cannot be purchased separately and do not provide a service beyond remedying defects to bring the software to the specified standard.

The Company’s contracts typically specify a payment schedule whereby payments from the customer are linked to the signing of the contract and the achievement of specific milestones for customized arrangements, while for standard arrangements, payment is due after final acceptance with no prepayment or milestone-based payments. Contracts are generally fixed price, and the Company has elected the practical expedient not to adjust the promised consideration for the effects of a significant financing component when the period between transfer of goods or services and customer payment is one year or less.

For contracts with customized modules, revenue from the combined software license and customized modules is recognized over time as the Company fulfils its performance obligations by developing and enhancing the software assets throughout the project period. The Company recognizes revenue using the output method based on the measurements of the value of the services transferred to date in relation to total performance obligation promised. For contracts with standard modules, revenue from the combined software license and standard modules is recognized at a point in time upon final delivery and customer acceptance. Revenue from maintenance and support services for both types is recognized over time on a straight-line basis over the M&S contract period. This recognition pattern reflects the continuous transfer of services to the customer, who simultaneously receives and consumes the benefits of these services throughout the service period.

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

Remaining Performance Obligations

The remaining performance obligations represent the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied as of the end of the reporting period. Unsatisfied and partially unsatisfied performance obligations consist of contract liabilities and non-cancellable backlog. Non-cancellable backlog includes service orders for which customer purchase orders have been accepted, that are scheduled or in the process of being scheduled for delivery or performance, and that are not yet invoiced.

As of March 31, 2026 and December 31, 2025, the remaining performance obligations related to MCN digital services purchased and paid for in advance by customers for basic and value-added packages amounted to $568,973 and $1,497,721, respectively, equaling the balances of contract liabilities. These amounts are expected to be recognized as revenue within the next 12 months.

The remaining performance obligations for software service as of March 31, 2026 and December 31, 2025 were $181,521 and $521,082, respectively, excluding retention fees. These amounts relate to unsatisfied performance obligations for the combined software license and customized modules, which are expected to be recognized as revenue upon the completion and customer acceptance of specific milestones, predominantly within the next three months.

As of March 31, 2026 and December 31, 2025, the remaining performance obligations related to digital authentication services purchased and paid for in advance by customers amounted to $99,930 and $0, respectively, equaling the balances of contract liabilities. These amounts are expected to be recognized as revenue within the next one month.

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

The Company applies a practical expedient to expense costs as incurred for costs to obtain a contract when the amortization period is one year or less. These costs include sales commissions on SaaS – MCN and software contracts with a contract period of one year or less as sales commissions on contract renewals are commensurate with those paid on the initial contract.

Contract Balances

The Company records accounts receivable when it has an unconditional right to the consideration. The accounts receivable balances were $1,422,013 and $2,110,715 as of March 31, 2026 and December 31, 2025, respectively. Contract liabilities are recorded when customers remit payment prior to revenue recognition, representing the Company’s obligation to transfer services in the future. Liabilities arise upon customer order placement. The contract liabilities balances were $668,903 and $1,497,721 as of March 31, 2026 and December 31, 2025, respectively.

Disaggregation of Revenue

The following table sets forth our revenues by distribution channel:

	Three Months Ended March 31,
	2026	2025
Online and offline channels	$2,121,989	$125
	$2,121,989	$125

The following table sets forth our revenues by product:

	Three Months Ended March 31,
	2026	2025
SaaS – MCN digital services	$1,093,336	$125
Software services	589,959	-
Digital authentication services	438,694	-
	$2,121,989	$125

The following table sets forth our revenues by the timing of revenue recognition:

	Three Months Ended March 31,
	2026	2025
Recognized at a point in time	$1,476,473	$-
Recognized over time	645,516	125
	$2,121,989	$125

(4) BALANCE SHEET COMPONENTS

Property, equipment and software, net

Property, equipment and software, net consists of the following:

	As of March 31, 2026	As of December 31, 2025
Internal use software	$269,194	$271,088
Equipment	8,065	8,137
Vehicles	132,916	133,852
Building	146,142	-
Land	419,420	-
Total property, equipment and software	975,737	413,077
Accumulated depreciation and amortization	(75,717)	(46,638)
Total property, equipment and software, net	$900,020	$366,439

Depreciation and amortization expense was $29 thousand and $50 thousand for the three months ended March 31, 2026 and 2025, respectively.

Intangible assets

As part of the asset acquisitions completed on June 30, 2025 and November 30, 2025, the amount allocated to the intangible assets acquired was approximately $1.3 million and $2.5 million, respectively, primarily consisting of acquired proprietary software, which represent a group of copyrights, associated patents and software source codes that are expected to provide future economic benefits to the Company. The allocation of the purchase price was performed on a relative fair value basis in accordance with ASC 805-50. The acquired group of proprietary software is being amortized over three years, its estimated useful life.

Intangible assets consisted of the following at March 31, 2026 and December 31, 2025:

	As of March 31, 2026			As of December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired group of proprietary software	$3,802,676	$(596,694)	$3,205,982	$3,811,598	$(281,763)	$3,529,835
	$3,802,676	$(596,694)	$3,205,982	$3,811,598	$(281,763)	$3,529,835

Amortization expense was $315 thousand and $0 thousand in the three months ended March 31, 2026 and 2025, respectively.

Estimated amortization expenses for the future years are as follows:

Years ending December 31,	Amortization
2026	$942,999
2027	1,266,852
2028	996,131
Total	$3,205,982

Other receivables, net

Other receivables, net primarily consisted of $18,051 and $1,132,558 as of March 31, 2026 and December 31, 2025, respectively, representing funds temporarily held in a settlement platform and pending transfer to the Company’s bank account. In addition, other receivables, net included $70,966 and $85,134 as of March 31, 2026 and December 31, 2025, respectively, due from third‑party entities. The entire $70,966 balance due from a third‑party entity as of March 31, 2026 was fully reserved.

Prepaid and other current assets

Prepaid and other current assets consist of the following:

	March 31, 2026	December 31, 2025
Insurance fee	$83,717	$53,015
Cloud hosting fee	58,687	78,414
Prepayment for property purchase	-	44,613
Nasdaq annual listing fee	42,000	-
Other	34,478	23,267
Total prepaid and other current assets	$218,882	$199,309

Other assets

Other assets consist of the following:

	March 31, 2026	December 31, 2025
Insurance fees	$62,481	$66,483
Investment deposit to a related party(1)	1,097,098	-
Deposits	15,091	15,197
Deferred offering costs	278,129	150,000
Total other assets	$1,452,799	$231,680

(1)	The Company made an investment deposit of $1,097,098 to Maltose Culture, which is considered a related party as it is 60% owned by Yang Kai, the spouse of Cao Yu, the Company’s Chief Financial Officer and director. The deposit was made in connection with a convertible loan toward the Transactions contemplated under the Investment Agreement (see Note 1 -Equity Investment and Loan).

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31, 2026	December 31, 2025
Payroll & related benefits	$367,739	$305,789
Professional fees	545,991	271,501
Sales allowances	-	26,905
Sales and use tax	81,708	81,708
Other payable to Yixuntong(1)	114,959	435,957
Other(2)	28,108	47,877
Total accrued expenses and other current liabilities	$1,138,505	$1,169,737

(1)	As of March 31, 2026, other payables to Yixuntong primarily included $94 thousand for a software development and $21 thousand for advanced cloud hosting fee.
(2)	There was a balance of $7,232 due to a stockholder of the Company, Cao Yu, which represents the amount paid by Cao Yu to support the Company’s normal operating activities. The remaining balance was primarily for the reimbursement payable to employees.

(5) LEASES

The Company’s newly established Hong Kong subsidiary executed new office lease agreements in March 2025 and the Company’s newly acquired Japan subsidiary executed office lease agreements in October 2024, which expire in July and September 2026, respectively. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. Right-of-use assets and lease liabilities are recorded on the balance sheet for all leases, except leases with an initial term of 12 months or less.

The components of lease expenses were as follows:

	Three months ended March 31,
	2026	2025
Operating lease costs	$15,547	$5,276
Cash paid for amounts included in the measurement of lease liabilities	$12,124	$-

The weighted-average remaining lease term and discount rate were as follows:

	Three months ended March 31,
	2026	2025
Operating leases:
Weighted average remaining lease term (years)	0.26	0.06
Weighted average discount rate	4.63%	4.65%

(6) COMMITMENTS AND CONTINGENCIES

(a) Commitments

Except as disclosed elsewhere in the accompanying notes, the Company had no other material commitments as of March 31, 2026.

(b) Contingencies

Contingencies on potential lawsuits

The Company is party to various lawsuits and administrative proceedings arising in the ordinary course of business. The Company evaluates such lawsuits and proceedings on a case-by-case basis, and its policy is to vigorously contest any such claims which it believes are without merit.

The Company reviews the status of its legal proceedings and records a provision for a liability when it is considered probable that a liability has been incurred and the amount of the loss can be reasonably estimated. This review is updated periodically as additional information becomes available. If both criteria are not met, the Company reassesses whether there is at least a reasonable possibility that a loss, or additional losses, may be incurred. If there is a reasonable possibility that a loss may be incurred, the Company discloses the estimate of the amount of the loss or range of losses - that the amount is not material, or that an estimate of the loss cannot be made. At March 31, 2026, the Company is not currently a party to any legal proceedings that, if determined adversely to the Company, in management’s opinion, are currently expected to individually or in the aggregate have a material adverse effect on the Company’s business, operating results or financial condition taken as a whole. The Company expenses its legal fees as incurred.

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

Uncertainty on the business operations

For the three months ended March 31, 2026, the Company’s operations depended in part on the continued service of its senior management, whose relationships with artists support the expansion and development of the Company’s primary customer base. The loss of key management or technical personnel could adversely affect the Company’s ability to maintain these relationships and develop its technology-driven services.

(7) SIGNIFICANT CUSTOMER AND DEPENDENCY ON KEY SUPPLIERS

During the three months ended March 31, 2026, the Company did not have any customers that individually accounted for 10% or more of its total revenues. Three customers each accounted for approximately 11% of the Company’s total accounts receivable as of March 31, 2026. One supplier accounted for approximately 75% of the Company’s total accounts payable as of March 31, 2026. Other than the foregoing, no other customer or supplier accounted for 10% or more of the Company’s total revenue, accounts receivable, or accounts payable. During the year ended December 31, 2025, the Company had one customer that accounted for approximately 75% of its total accounts receivable. The majority of this accounts receivable was acquired through the acquisition of HGK on November 30, 2025, and this customer contributed approximately 1% of the Company’s total revenue for the year ended December 31, 2025. Additionally, one supplier accounted for approximately 33% of the Company’s total accounts payable as of December 31, 2025. Other than the foregoing, no other customer or supplier accounted for 10% or more of the Company’s total revenues, accounts receivable, or accounts payable for the year ended December 31, 2025.

(8) CONVERTIBLE NOTE PAYABLE TO RELATED PARTY

The Company entered into an unsecured promissory note (the “Convertible Note”) effective February 18, 2025, with David Lazar, a stockholder holding more than 10% of the Company’s outstanding shares and a former officer and director. Under the terms of the Convertible Note, the Company agreed to pay Mr. Lazar a principal amount of $300,000, bearing interest at an annual rate of approximately 4.34%, with the full principal and interest balance due on or before December 31, 2025. Upon stockholders’ approval, the Convertible Note will automatically convert into shares of the Company’s common stock at a conversion price of $0.25 per share.

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

(9) RELATED PARTY TRANSACTIONS

The Company had the following related party transactions during the three months ended March 31, 2026 and 2025:

●	Amount paid by a stockholder for operating activities and the balance due as of March 31, 2026. See Note 4 for details.

●	Investment deposits paid to a related party. See Note 4 for details.

●	Convertible note issued to a related party. See Note 8 for details.

●	Equity transactions with stockholders. See Note 11 for details.

(10) EARNINGS (LOSS) PER SHARE

The Company’s Series A Preferred Stock is considered a participating security because it has the right to participate in dividends with common stockholders on an as-converted basis. Accordingly, the Company applies the two-class method to compute basic and diluted earnings (loss) per share. Under the two-class method, net income is allocated between common stockholders and participating securities based on their respective rights to receive dividends as if all earnings for the period had been distributed. Net losses are not allocated to the Series A Preferred Stock, as holders do not have a contractual obligation to share in losses.

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

Earnings (loss) per share for the three months ended March 31, 2026 and 2025, respectively, were as follows:

	Three months ended March 31,
	2026	2025
Basic earnings per common share:
Net income (loss)	$351,516	$(373,910)
Less: Preferred stock dividend declared	-	-
Income (loss) available for distribution	$351,516	$(373,910)
Less: Income allocated to participating securities	(101,605)	-
Net income (loss) available to common stockholders	$249,911	$(373,910)

Weighted average basic shares outstanding	7,938,505	3,713,792
Basic earnings (loss) per common share	$0.03	$(0.10)

Diluted earnings per common share:
Net income (loss) available to common stockholders	$249,911	$(373,910)

Weighted average basic shares outstanding	7,938,505	3,713,792
Dilutive effect related to warrants	2,308,814	-
Dilutive effect related to restricted stocks with service conditions	193,275	-
Weighted average diluted shares outstanding	10,440,594	3,713,792
Diluted earnings (loss) per common share	$0.02	$(0.10)

Diluted earnings (loss) per common share for the three months ended March 31, 2026 and 2025 excludes the effects of 3,227,500 and 7,236,180 common share equivalents respectively, since such inclusion would be anti-dilutive. The common share equivalents consist of shares of Common Stock issuable upon the exercise or conversion of outstanding Series A preferred stock, warrants, and restricted shares with a service condition.

(11) EQUITY

Preferred Stock and Warrants

On January 23, 2024, the Company issued 2,000,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) and warrants to purchase up to 2,800,000 shares of Common Stock at an exercise price of $1.00 per share, subject to adjustment (the “Warrants”).

The Company evaluated the Series A Preferred Stock and Warrants for liability or equity classification in accordance with the provisions of ASC 480, Distinguishing Liabilities from Equity, and determined that equity treatment was appropriate because neither the Series A Preferred Stock nor the Warrants met the definition of liability instruments.

The Warrants are classified as a component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of Common Stock with which they were issued, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the holder to receive a fixed number of shares of Common Stock upon exercise.

On February 18, 2025, the Company entered into a Securities Purchase Agreement (the “February 18, 2025 SPA”) with Lazar, and Cao Yu, Hu Bin, and Youxin Consulting Limited (collectively, the “Purchasers”), which was subsequently amended on May 9, 2025. Pursuant to the February 18, 2025 SPA and its amendment, Lazar, a former director and officer of the Company, sold to the Purchasers (i) 2,219,447 shares of Series A Preferred Stock, (ii) a warrant to purchase up to 2,800,000 shares of Common Stock at an exercise price of $1.00 per share, subject to adjustment (the “Warrant”), and (iii) certain receivables owed by the Company to Lazar associated with the transaction (the “Lazar Receivables”). On April 10, 2025, Lazar transferred an additional 31,258 shares of Series A Preferred Stock to the Purchasers (together with the previously transferred shares and the Warrant, the “Securities”). The aggregate purchase price for the Securities and the Lazar Receivables was $500,000, of which $300,000 was directed by Lazar to be paid to the Company in exchange for a convertible note. The Purchasers also paid a $3.4 million earn-out payment to Lazar for his efforts related to the Company’s successful relisting on Nasdaq as of June 30, 2025. As of June 30, 2025, the Lazar Receivables were forgiven for the benefit of the Company, and the Warrant was amended and restated to eliminate the beneficial ownership limitations previously contained therein. No dividends have been declared or paid on the Common Stock or the Series A Preferred Stock as of March 31, 2026 and December 31, 2025.

As of March 31, 2026 and December 31, 2025, the Company had 2,305,357 shares of Series A Preferred Stock issued and outstanding. Each share of Series A Preferred Stock is convertible, at the option of the holder, into 1.4 shares of Common Stock, votes on an as-if-converted basis, and has full ratchet protection in any subsequent offerings. The Warrants remained outstanding as of March 31, 2026.

Securities Purchase Agreements

On May 9, 2025, the Company entered into, and simultaneously closed the transactions under, Securities Purchase Agreements with Cao Yu and Hu Bin, pursuant to which the Company sold an aggregate of 2,439,025 shares of Common Stock—1,585,366 shares to Cao Yu for a purchase price of $2,600,000 and 853,659 shares to Hu Bin for a purchase price of $1,400,000.

On January 30, 2026, the Company entered into a securities purchase agreement (the “2026 Purchase Agreement”) with certain purchasers named therein (the “Purchasers”), pursuant to which the Company agreed to sell and issue to the Purchasers, at the closing of the private placement (the “Closing”) in March 2026, an aggregate of 394,476 shares of Common Stock (the “Shares”), at an offering price of $5.07 per Share. The Closing occurred on March 31, 2026. The Company received total gross proceeds of $1,999,993 from the Purchasers. As of March 31, 2026, $3,945 was recorded as Common Stock and $1,996,048 was recorded as additional paid-in capital (“APIC”), net of $53,823 of legal fees related to the offering, which were charged to APIC.

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

The closing of each Advance (as defined in the Helena Purchase Agreement) and each sale and purchase of Common Stock related to each Advance shall take place on the applicable Settlement Date (as defined in the Helena Purchase Agreement), at a Purchase Price (as defined in the Helena Purchase Agreement) based on 95% of the lowest VWAP for the Common Stock, in respect of any Advance, during the three (3) trading days commencing on the date of Helena’s receipt of the shares of Common Stock relating to such Advance.

In consideration for Helena’s execution and delivery of the Helena Purchase Agreement, the Company issued to Helena, as a commitment fee, shares of Common Stock (the “Commitment Fee Shares”), having an aggregate value of $150,000, of which (i) 71,572 shares of Common Stock were issued on May 14, 2025, and (ii) 71,572 shares of Common Stock were issued on August 11, 2025. The Commitment Fee Shares were fully earned as of the execution date of the Helena Purchase Agreement, and the issuance of the Commitment Fee Shares was not contingent upon any other event or condition. The number of the Commitment Fee Shares issued in each tranche was determined by dividing $75,000 by the lowest Volume Weighted Average Price (VWAP) of the Common Stock during the five trading days immediately preceding the agreement date.

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

On November 12, 2025, Lazar exercised the warrant through a cashless exercise mechanism. Pursuant to the cashless exercise, 402,347 shares of Common Stock were issued. The warrant was fully settled upon this exercise and no longer remains outstanding.

Stock-Based Compensation

On April 29, 2025, the Company entered into Director Agreements with two independent directors, pursuant to which each director is entitled to receive 100,000 shares of Common Stock, provided they remain a director for one year from the effective date of the Director Agreements. The grant date for these equity awards was April 29, 2025, with a one-year service period ending on April 29, 2026.

Compensation expense is recognized on a straight-line basis over the service period. For the three months ended March 31, 2026, the Company recognized $46,000 of stock-based compensation expense related to these awards, representing the portion of the service period completed during the three months ended March 31, 2026. This amount is recorded as an increase to additional paid-in capital and is included in general and administrative expenses in the consolidated statements of operations.

(12) SUBSEQUENT EVENTS

The Company has evaluated subsequent events from March 31, 2026 through April 30, 2026, the date that the unaudited condensed consolidated financial statements were issued, and has determined that there are no additional events requiring recognition or disclosure in the financial statements except for the events as disclosed below:

On April 20, 2026, we relocated our principal executive offices from Hong Kong to 3-33, 2-chome Utajima, Nishiyodogawa District, Osaka, Japan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, and involves numerous risks and uncertainties. Forward-looking statements may include, among others, statements relating to our ability to predict revenue and reduce costs related to our products or service offerings, our ability to forecast product and services sales volumes, the sufficiency of our capital resources and the availability of debt and equity financing, the continuing impact of uncertain global economic conditions on the demand for our products and services, our ability to maintain and scale adequate and secure software platform infrastructure, the impact of competition on demand for our products and services, our competitive position, our future financial position and results of operations, and our ability to grow in new and existing markets. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and generally contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “strives,” “goal,” “estimates,” “forecasts,” “projects” or “anticipates” and the negative of these terms or similar expressions. Our forward-looking statements are subject to risks and uncertainties, which may cause actual results to differ materially from those projected or implied by the forward-looking statement, due to reasons including, but not limited to, competition; the effectiveness of our strategies; general economic conditions, including any impact from inflation; current geopolitical conditions including conflicts in the Middle East, the ongoing Russia-Ukraine War and geopolitical tensions between China and Taiwan; our ability to successfully implement our business strategy; the success of our initiatives to increase sales; changes in commodity, energy, labor and other costs; our ability to attract and retain management and employees; price and availability of commodities; consumer confidence and spending patterns; and weather conditions. Forward-looking statements are based on current expectations and assumptions and currently available data and are neither predictions nor guarantees of future events or performance. You should not place undue reliance on forward-looking statements, which speak only as of the date hereof. See “Risk Factors” and “Special Note Regarding Forward-Looking Statements” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, for a discussion of factors that could cause our actual results to differ from those expressed or implied by forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Overview

We historically delivered comprehensive WiFi/SaaS platform to make everyone’s connected home safe and supportive for life and work. We continue to grow and expand our SaaS operations as a digital service provider focused on integrating AI and data analytics into content creation and brand management. In addition to our SaaS solutions, we now also offer customized software development services and digital authentication services.

As part of our ongoing strategic initiatives, we are actively planning to develop and integrate blockchain technology into our operations in the future. Through the acquisition of HGK, we have successfully applied blockchain technology to our digital authentication services. This advancement is aimed at enhancing the security, transparency, and efficiency of our services and systems.

In line with our growth strategy, we are also targeting potential acquisitions in key sectors such as AI, hardware, and the Internet of Things (IoT). The acquisitions completed in 2025 have enabled us to strengthen our technological capabilities and expand our market presence.

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

Key Factors Affecting Our Performance

Generally, our gross margin depends on a number of factors, including the type of service and customer category. Digital content services tend to have higher gross margins but require ongoing investments; software development services have gross margins that vary based on project complexity; and digital authentication services, which leverage AI and blockchain technologies, have high gross margin potential.

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

Results of Operations

The following table sets forth certain financial data derived from our condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025, presented in absolute dollars and as a percentage of revenues, with dollars and percentage change period over period:

	Three months ended March 31,				Change
	2026		2025		$	%
Revenues	$2,121,989	100.0%	$125	100.0%	$2,121,864	1,697,491.2%
Cost of revenue	627,745	29.6	750	600.0	626,995	83,599.3
Gross profit	1,494,244	70.4	(625)	(500.0)	1,494,869	(239,179.0)
Operating expenses:
Selling and marketing	34,339	1.6	-	-	34,339	N/A
General and administrative	996,873	47.0	340,496	272,397.0	656,377	192.8
Research and development	36,587	1.7	30,000	24,000.0	6,587	22.0
Total operating expenses	1,067,799	50.3	370,496	296,397.0	697,303	188.2

Operating income (loss)	426,445	20.1	(371,121)	(296,897.0)	797,566	(214.9)

Total other income (expense)	61,900	2.9	(2,789)	2,231.0	64,689	(2,319.4)

Income (loss) before income taxes	488,345	23.0	(373,910)	(299,128.0)	862,255	(230.6)

Income taxes	136,829	6.4	-	-	136,829	N/A
Net income (loss)	$351,516	16.6%	$(373,910)	(299,128.0)%	$725,426	(194.0)%

Comparison of the three months ended March 31, 2026 to the three months ended March 31, 2025

The following table sets forth our revenues by product and the changes in revenues for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
SaaS – MCN digital services	$1,093,336	$125	$1,093,211	874,568.8%
Software services	589,959	-	589,959	N/A
Digital authentication services	438,694	-	438,694	N/A
Total	$2,121,989	$125	$2,121,864	1,697,491.2%

Revenues

Our revenues increased by $2.1 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase in revenues primarily reflects the Company’s strategic transition from legacy hardware operations to SaaS solutions, with a new business model focusing on integrating AI and big data into content creation and brand management. Notably, during March 2025, we successfully secured our first customer orders and generated initial sales, marking a critical milestone in the strategic pivot. Our target clients are individuals or entities seeking to grow their online presence as influencers or content creators.

As of March 31, 2026, we onboarded approximately 818 customers, corresponding to SaaS – MCN digital service fees totaling $6.9 million, of which $6.4 million was recognized as revenue cumulatively, including $1.1 million recognized in the three months ended March 31, 2026.

Building on this momentum, we introduced customized software services in July 2025. As of March 31, 2026, we secured contracts totaling $1.5 million for software services, a portion of which was recognized as revenue in the three months ended March 31, 2026 in accordance with the relevant revenue recognition models (over time or at a point in time, as applicable). During the three months ended March 31, 2026, we added five new customers, bringing the total number of customers for these services to 17 as of March 31, 2026. The related accounts receivable balance as of March 31, 2026 was $1.0 million.

Through the acquisition of HGK in November 2025, we added the ability to provide digital authentication services. As of March 31, 2026, this business had generated cumulative revenue of $768 thousand, including $439 thousand recognized in the three months ended March 31, 2026, serving five corporate clients and 52 individual clients in total, with related accounts receivable amounting to $0.4 million. This business leverages AI and blockchain technology to provide authentication, certification, and display services for artworks, further diversifying our revenue streams.

Cost of Revenue and Gross Margin

Cost of revenue for the three months ended March 31, 2026 consisted primarily of direct labor costs; amortization of certain acquired intangible assets and software development costs; outsourced authentication service costs; and other costs attributable to the provision of service offerings.

Cost of revenue for the three months ended March 31, 2025 consisted primarily of the cost of direct labor.

The increase in gross profit was attributable to higher revenue in the three months ended March 31, 2026. Our gross margin can be affected by a number of factors, including fluctuation in labor cost, foreign exchange rates, sales returns, changes in average selling prices, end-user customer rebates and other channel sales incentives, changes in our cost of revenue due to fluctuations and increases in prices paid for components, overhead costs, inbound freight and duty/tariffs, conversion costs, and charges for excess or obsolete inventory.

The following table presents revenues and gross margin, for the periods indicated:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Revenues	$2,121,989	$125	$2,121,864	1,697,491.2%
Cost of revenue	$627,745	$750	$626,995	83,599.3%
Gross margin	70.4%	-500.0%

Gross margin increased significantly in the three months ended March 31, 2026, compared to the three months ended in the prior fiscal year period. In the three months ended March 31, 2025, the Company had just launched its SaaS-based MCN digital services in March 2025 and had not yet introduced customized software services or digital authentication services, resulting in minimal revenue and negative gross profit.

Following the full-year development of our MCN digital services, the introduction of customized software services in July 2025, and the acquisition of HGK in November 2025 adding digital authentication services beginning in December 2025, the Company has transitioned to a higher-margin business model. The improvement in gross margin was primarily driven by our MCN digital services, which leverage AI and data analytics to reduce reliance on manual labor, resulting in higher margins compared to traditional service models.

Selling and Marketing

Selling and marketing expenses consist primarily of business promotion and corporate publicity expenses. The following table presents sales and marketing expenses for the periods indicated:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Selling and marketing	$34,339	$-	$34,339	N/A

Sales and marketing expenses increased by $34 thousand in the three months ended March 31, 2026, compared to the three months ended in the prior fiscal year period, primarily due to the Company’s business transformation. For the three months ended March 31, 2026, selling and marketing expenses primarily reflected costs related to the expansion of our three core business lines—MCN digital services, software development services, and digital authentication services—as well as corporate branding initiatives. For the three months ended March 31, 2025, the Company had just launched its new business lines and had not yet incurred any selling and marketing expenses.

General and Administrative

General and administrative expenses consist of salaries and related expenses for executives, finance and accounting, human resources, information technology (“IT”), professional fees, facility allocations, and other general corporate expenses. The following table presents general and administrative expenses, for the periods indicated:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
General and administrative	$996,873	$340,496	$656,377	192.8%

General and administrative expenses increased by $656 thousand, or 192.8%, to $997 thousand for the three months ended March 31, 2026, compared to $340 thousand for the three months ended March 31, 2025. The increase was primarily attributable to certain non-recurring professional service fees incurred during the quarter, including legal and advisory fees related to strategic initiatives.

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

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Research and development	$36,587	$30,000	$6,587	22.0%

Research and development expenses increased by approximately $7 thousand in the three months ended March 31, 2026, compared to the three months ended in the prior fiscal year period. The increase primarily reflects ongoing enhancements and optimizations to our system during the current period.

Research and development expenses may fluctuate depending on the timing and number of development activities and could vary significantly as a percentage of revenues, depending on actual revenues achieved in any given year.

Liquidity and Capital Resources

The Company’s operations have historically been primarily financed through the issuance of Common Stock and Preferred Stock. Since inception, the Company has incurred significant losses and negative cash flows from operation and an accumulated deficit of $95.3 million. The Company began generating operating profit in the fourth quarter of 2025 and has continued to do so thereafter During the three months ended March 31, 2026, the Company reported a net income of $352 thousand. As of March 31, 2026, we had cash of $4.6 million as compared to $3.1 million on December 31, 2025. On March 31, 2026, we had no outstanding borrowings and a positive working capital of $3.3 million. Our ability to maintain adequate levels of liquidity depends in part on our ability to generate cash from operations and our ability to raise additional funds through equity or debt financing. We are evaluating options related to our liquidity and will continue to monitor our costs in relation to our sales and adjust our cost structure accordingly.

Our historical cash outflows have primarily been associated with: (1) cash used for operating activities such as personnel costs, cost of services, general office expenses, professional service fees, and other working capital needs; (2) cash used for research and development and sales and marketing initiatives; (3) capital expenditures related to the acquisition of property, equipment and software; (4) cash used to repay our debt obligations and related interest expense; and (5) cash used for acquisitions. Fluctuations in our working capital due to timing differences of our cash receipts and cash disbursements also impact our cash inflows and outflows.

Our condensed consolidated financial statements as of March 31, 2026 were prepared under the assumption that we will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt exists about our ability to continue as a going concern, and we will require additional liquidity to continue operations beyond the next 12 months.

Our condensed consolidated financial statements as of March 31, 2026 do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if we were unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or part of their investment.

Cash Flows

The following table presents our cash flows for the periods presented:

	For the Three Months Ended March 31,
	2026	2025
Cash provided by (used in) operating activities	$66,588	$(371,058)
Cash used in investing activities	(518,047)	-
Cash provided by financing activities	1,974,993	350,000
Effect of foreign exchange rate changes on cash	(28,085)	-
Net increase (decrease) in cash	$1,495,449	$(21,058)

Cash Flows from Operating Activities. Cash provided by operating activities of $67 thousand during the three months ended March 31, 2026 reflected our net income of $352 thousand, adjusted for non-cash expenses, consisting primarily of $344 thousand in depreciation and amortization expense. Sources of cash were primarily from decreases in other receivables of $1.1 million and increases in accounts payable of $106 thousand. Uses of cash were primarily from increases in accounts receivable of $1.0 million, decreases in contract liabilities of $829 thousand, and decreases in income tax payable of $116 thousand.

Cash used in operating activities of $371 thousand during the three months ended March 31, 2025 reflected our net loss of $374 thousand, adjusted for non-cash expenses, consisting primarily of $60 thousand in depreciation and amortization expense. Uses of cash included a decrease in accounts payable of $43 thousand and other assets of $88 thousand. Sources of cash included decrease of prepaid expenses and other current assets of $40 thousand.

Cash Flows from Investing Activities. During the three months ended March 31, 2026, cash used in investing activities consisted of $0.5 million for the purchase of property.

During the three months ended March 31, 2025, the Company had no cash flows generated or used by investing activities.

Cash Flows from Financing Activities. Cash provided from financing activities during the three months ended March 31, 2026 consisted of gross proceeds from issuance of Common Stock of $2.0 million, partially offset by payment of deferred financing costs of $25 thousand.

Cash provided from financing activities during the three months ended March 31, 2025 primarily consisted of proceeds from the issuance of convertible note of $300 thousand.

Future Liquidity Needs

Our primary short-term needs for capital, which are subject to change, include:

●	upgrades to our IT infrastructure to enhance our capabilities and improve overall productivity;

●	support of our commercialization efforts related to our current and future products, including expansion of our direct sales force and field support resources; and

●	the continued advancement of research and development activities.

Our capital expenditures are largely discretionary and within our control. We expect that our product sales and the resulting operating loss, as well as the status of each of our product development programs, will significantly impact our cash management decisions.

At March 31, 2026, we do not believe our current cash will be sufficient to fund working capital requirements, capital expenditures and operations during the next 12 months. Our ability to continue as a going concern will depend on our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures and increase revenues. Based on these factors, management determined that there is substantial doubt regarding our ability to continue as a going concern. We will continue to monitor our costs in relation to our sales and adjust accordingly.

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

Our ability to fund our longer-term cash needs is subject to various risks, many of which are beyond our control. Should we require additional funding, such as additional capital investments, we may need to raise the required additional funds through bank borrowings or public or private sales of debt or equity securities. We cannot guarantee that such funding will be available in needed quantities or on terms favorable to us, if at all.

As of March 31, 2026, we have U.S. federal net operating loss carry forwards of approximately $66.8 million available to reduce future U.S. federal taxable income. A valuation allowance has been established for the full amount of deferred tax assets recognized in our U.S. entity as management has concluded that it is more-likely than-not that the benefits from such assets will not be realized. As a result, as of March 31, 2026 and December 31, 2025, we recorded a valuation allowance against our net deferred tax assets to the extent that such assets were recognized in our U.S. entity.

To support our strategic transition to SaaS solutions and the scaling of our AI-driven platform, management anticipates requiring approximately $10 million in total funding over the next three years. We plan to allocate (1) $4.0 million in 2026 to develop AI technology for content, build fan community and membership system, (2) $3.0 million in 2027 to enhance our SaaS system, and develop robust security for other intellectual property protection technologies, and (3) $3.0 million in 2028 to advance AI media development and expand content creation capabilities.

To provide for such liquidity needs over the next three years, on May 9, 2025, we entered into the Helena Purchase Agreement with Helena, whereby we have the right to issue and sell to Helena, from time to time, and Helena shall purchase from us, up to $15,000,000 of the Common Stock. In no event shall the number of shares of Common Stock issuable to Helena cause the aggregate number of shares of Common Stock beneficially owned by Helena and its affiliates as a result of previous issuances and sales of Common Stock to Helena to exceed 9.99% of the then issued and outstanding Common Stock. The purchase price is based on 95% of the lowest VWAP during the three (3) Trading Days following Helena’s receipt of the shares.

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

On January 30, 2026, the Company entered into the 2026 Purchase Agreement with the Purchasers, pursuant to which the Company agreed to sell the Shares at an offering price of $5.07 per Share. The sales made pursuant to the 2026 Purchase Agreement are exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act.

The Closing occurred on March 31, 2026.

Commitments and Contractual Obligations

During the three months ended March 31, 2026, except as otherwise disclosed in this Quarterly Report on Form 10-Q, there were no material changes to our capital commitments and contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of March 31, 2026. See Note 6 to the accompanying condensed consolidated financial statements for additional disclosure.

Recent Accounting Standards

See Note 2 to the accompanying condensed consolidated financial statements, for a full description of recent accounting standards, including the expected dates of adoption and estimated effects on the financial condition and results of operations, which are hereby incorporated by reference.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Management bases its estimates, assumptions and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. To the extent there are material differences between these estimates and actual results, our financial statements may be affected. Our management evaluates its estimates, assumptions and judgments on an ongoing basis.

Our critical accounting policy is revenue recognition, and no critical accounting estimates were identified, as described under “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10‑K for the year ended December 31, 2025. For the three months ended March 31, 2026, the Company’s critical accounting policy remains revenue recognition, and no critical accounting estimates were identified.

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

In connection with the preparation of this Quarterly Report on the Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer of the Company, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2026. Based upon that evaluation and other than as disclosed herein, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not operating effectively due to the material weakness in internal control over financial reporting described below.

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

Management has promptly initiated and continues to implement remediation measures, with ongoing efforts to strengthen the Company’s internal control environment.

Plan of Remediation of Material Weakness in Internal Control Over Financial Reporting

To address the material weakness, management has developed and has been actively implementing the following remediation plan:

●	Increase Accounting Staffing: We have successfully allocated additional resources to the accounting department, including the continued hiring of qualified personnel with SEC reporting expertise.

●	Enhance Review Processes: Management has implemented enhanced review and approval procedures for journal entries and financial reporting, including establishing more rigorous internal controls and implementing a formalized review process for all significant financial transactions. These enhanced procedures are now in effect and are being consistently applied.

●	Training and Development: We have provided additional training to key personnel involved in the financial reporting process to enhance their knowledge and capability in identifying and addressing accounting and financial reporting issues.

●	Ongoing Monitoring and Evaluation: Management will continuously monitor and assess the effectiveness of these measures to ensure that the remediation efforts are achieving their intended objectives. This includes ongoing evaluation of the newly implemented staffing enhancements and reinforced review processes.

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

Changes in Internal Control Over Financial Reporting

The Company has implemented certain changes in its internal controls, including the addition of qualified accounting personnel and the formalization of enhanced review procedures, to remediate the material weakness described above. Except as noted above, no change to the Company’s internal control over financial reporting occurred during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025, initially filed with the SEC on March 20, 2026 and amended on April 29, 2026, which includes a detailed discussion of our risk factors in Part I, “Item 1A. Risk Factors”, which discussion is hereby incorporated by reference into this Part II, Item 1A. Our Risk Factors could materially affect our business, financial position, or future results of operations. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or future results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(A) Unregistered Sales of Equity Securities

On January 30, 2026, the Company entered into the 2026 Purchase Agreement with the Purchasers, pursuant to which the Company agreed to sell 394,476 Shares at an offering price of $5.07 per Share. The Closing occurred on March 31, 2026.

(B) Use of Proceeds

Not applicable.

(C) Issuer Purchases of Equity Securities

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

During the three months ended March 31, 2026, no director or officer of FiEE adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on February 2, 2026).
10.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on February 2, 2026).
10.3	Amendment No. 1 to Securities Purchase Agreement dated as of January 30, 2026 by and among the Company and the Purchasers therein, effective as of February 28, 2026. (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed by the Company on March 20, 2026).
10.4	Investment Agreement, dated as of March 23, 2026, by and among FiEE (HK) Limited, Guangzhou Yinlian Culture Co., Ltd., Guangzhou Maltose Culture Communication Co., Ltd., Guangzhou Qingniao Culture Co., Ltd., Shenzhen Yaojin Creative Media Co., Ltd., Cai Yuanyao, Zhang Dingcheng, and Zhang Rong (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on March 27, 2026).
10.5	Shareholder Agreement, dated as of March 23, 2026, by and among FiEE (HK) Limited, Guangzhou Yinlian Culture Co., Ltd., Guangzhou Maltose Culture Communication Co., Ltd., Guangzhou Qingniao Culture Co., Ltd., Shenzhen Yaojin Creative Media Co., Ltd., Cai Yuanyao, Zhang Dingcheng, and Zhang Rong. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on March 27, 2026).
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIEE, INC. (Registrant)

Date: April 30, 2026	By:	/s/ Li Wai Chung
Li Wai Chung Chief Executive Officer and President (Principal Executive Officer and Duly Authorized Officer)

Date: April 30, 2026	By:	/s/ Cao Yu
Cao Yu Chief Financial Officer (Principal Financial and Accounting Officer)