Form 10-Q
period 2026-06-30
FiEE, Inc.
filed 2026-08-14
CIK 1467761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Registrant’s Telephone Number, Including Area Code: +81 6 7509 3700

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

Yes ☐   No ☒

As of August 12, 2026, the registrant had 8,528,598 shares of common stock, $0.01 par value per share, outstanding.

FIEE, INC. AND SUBSIDIARIES

i

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIEE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets
Cash	$5,435,709	$3,084,461
Accounts receivable	5,134,459	2,110,715
Other receivables, net	-	1,217,692
Prepaid expenses and other current assets	373,949	199,309
Total current assets	10,944,117	6,612,177

Property, equipment and software, net	860,482	366,439
Intangible assets	2,888,743	3,529,835
Operating lease right-of-use assets, net	-	31,004
Goodwill	24,990	-
Deferred tax assets	26,371	-
Other assets	341,814	231,680
Total assets	$15,086,517	$10,771,135

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$821,899	$511,206
Contract liabilities	343,015	1,497,721
Accrued expenses and other current liabilities	1,307,982	1,169,737
Income tax payable	1,382,613	972,743
Current maturities of operating lease liabilities	-	30,350
Total current liabilities	3,855,509	4,181,757
Total liabilities	3,855,509	4,181,757

Commitments and Contingencies (Note 7)

Stockholders’ equity
Preferred Stock, authorized: 10,000,000 shares at $0.001 par value, including 3,000,000 shares designated as Series A Convertible Preferred Stock at $0.001 par value; 2,305,357 Series A shares issued and outstanding at June 30, 2026 and December 31, 2025, aggregate liquidation preference of $3,227,500 at June 30, 2026 and December 31, 2025, respectively	1,639,779	1,639,779
Common Stock, authorized: 60,000,000 shares at $0.01 par value; issued and outstanding: 8,528,598 shares at June 30, 2026 and 7,934,122 shares at December 31, 2025, respectively	85,286	79,341
Additional paid-in capital	102,750,237	100,500,280
Accumulated deficit	(93,158,867)	(95,621,579)
Accumulated other comprehensive loss	(40,429)	(8,443)
Total stockholders’ equity attributable to parent	11,276,006	6,589,378
Noncontrolling interests	(44,998)	-
Total stockholders’ equity	11,231,008	6,589,378
Total liabilities and stockholders’ equity	$15,086,517	$10,771,135

See accompanying notes to the unaudited condensed consolidated financial statements.

FIEE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$4,825,340	$44,993	$6,947,329	$45,118
Cost of revenues	951,806	43,930	1,579,551	44,680
Gross profit	3,873,534	1,063	5,367,778	438

Operating expenses:
Selling and marketing	252,314	16,811	286,653	16,811
General and administrative	938,162	603,744	1,935,035	944,240
Research and development	39,226	17,419	75,813	47,419
Total operating expenses	1,229,702	637,974	2,297,501	1,008,470

Operating income (loss)	2,643,832	(636,911)	3,070,277	(1,008,032)

Other income (expense):
Interest income (expense), net	97	(2,638)	97	(5,427)
Foreign currency exchange income (loss)	(6,443)	(131)	28,552	(131)
Other, net	125	-	27,030	-
Total other income (expense)	(6,221)	(2,769)	55,679	(5,558)

Income (loss) before income taxes	2,637,611	(639,680)	3,125,956	(1,013,590)

Income tax expense	526,897	-	663,726	-

Net income (loss)	$2,110,714	$(639,680)	$2,462,230	$(1,013,590)
Attributable to noncontrolling interests	(482)	-	(482)	-
Net income (loss) attributable to owners of parent	$2,111,196	$(639,680)	$2,462,712	$(1,013,590)
Allocation to participating preferred stock	(583,312)	-	(695,696)	-
Net income (loss) attributable to common stockholders	$1,527,884	$(639,680)	$1,767,016	$(1,013,590)

Basic earnings (loss) per common share	$0.18	$(0.13)	$0.22	$(0.20)
Diluted earnings (loss) per common share	$0.14	$(0.13)	$0.17	$(0.20)

Weighted-average number of common shares outstanding:
Basic	8,453,873	5,090,949	8,197,613	5,090,949
Diluted	10,786,717	5,090,949	10,518,841	5,090,949

Net income (loss)	$2,110,714	$(639,680)	$2,462,230	$(1,013,590)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	4,316	1,962	(31,986)	1,962
Total comprehensive income (loss)	$2,115,030	$(637,718)	$2,430,244	$(1,011,628)

See accompanying notes to unaudited condensed consolidated financial statements.

FIEE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

For the three and six months ended June 30, 2026

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interests	Total
Balance at December 31, 2025	2,305,357	$1,639,779	7,934,122	$79,341	$100,500,280	$(95,621,579)	$(8,443)	$-	$6,589,378
Net income	-	-	-	-	-	351,516	-	-	351,516
Foreign currency translation	-	-	-	-	-	-	(36,302)	-	(36,302)
Stock-based compensation	-	-	-	-	46,000	-	-	-	46,000
Common stock issuance, net of issuance cost	-	-	394,476	3,945	1,942,225	-	-	-	1,946,170
Balance at March 31, 2026	2,305,357	$1,639,779	8,328,598	$83,286	$102,488,505	$(95,270,063)	$(44,745)	$-	$8,896,762

Net income	-	-	-	-	-	2,111,196	-	(482)	2,110,714
Acquisition of subsidiaries	-	-	-	-	-	-	-	(44,516)	(44,516)
Foreign currency translation	-	-	-	-	-	-	4,316	-	4,316
Issuance of vested shares	-	-	200,000	2,000	(2,000)	-	-	-	-
Stock-based compensation	-	-	-	-	263,732	-	-	-	263,732
Balance at June 30, 2026	2,305,357	$1,639,779	8,528,598	$85,286	$102,750,237	$(93,158,867)	$(40,429)	$(44,998)	$11,231,008

See accompanying notes to unaudited condensed consolidated financial statements.

FIEE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

For the three and six months ended June 30, 2025

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balance at December 31, 2024	2,305,357	$1,639,779	3,713,792	$37,138	$94,886,147	$(96,694,013)	$957	$(129,992)
Net loss	-	-	-	-	-	(373,910)	-	(373,910)
Balance at March 31, 2025	2,305,357	$1,639,779	3,713,792	$37,138	$94,886,147	$(97,067,923)	$957	$(503,902)
Net loss	-	-	-	-	-	(639,680)	-	(639,680)
Foreign currency translation	-	-	-	-	-	-	1,962	1,962
Common Stock Issuance	-	-	2,510,597	25,106	4,049,894	-	-	4,075,000
Balance at June 30, 2025	2,305,357	$1,639,779	6,224,389	$62,244	$98,936,041	$(97,707,603)	$2,919	$2,933,380

See accompanying notes to unaudited condensed consolidated financial statements.

FIEE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$2,462,230	$(1,013,590)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	695,598	71,797
Amortization of right-of-use assets	31,004	19,746
Non-cash interest expense	-	5,425
Stock-based compensation	309,732	-
Deferred taxes	(26,371)	-
Allowance for credit losses - other receivables	71,702	-
Amortization of deferred financing costs	150,000	-

Changes in operating assets and liabilities:
Accounts receivable	(5,031,796)	-
Other receivables	1,145,991	(519,822)
Prepaid expenses and other current assets	39,807	(44,985)
Other assets	8,004	(77,419)
Accounts payable	669,708	(143,414)
Contract liabilities	(1,165,942)	1,468,346
Income tax payable	409,870	-
Accrued expenses and other current liabilities	351,191	426,052
Operating lease liabilities	(30,350)	(20,181)
Net cash provided by operating activities	90,378	171,955

Cash flows from investing activities:
Cash acquired in acquisition of Yinlian Culture and its consolidated VIE	876,595	-
Purchase of property, equipment and software	(510,164)	-
Net cash provided by investing activities	366,431	-

Cash flows from financing activities:
Proceeds from the issuance of common stock	1,999,993	4,000,000
Proceeds from the issuance of convertible note	-	300,000
Payment of deferred financing costs	(82,600)	-
Net cash provided by financing activities	1,917,393	4,300,000

Effect of foreign exchange rate changes on cash	(22,954)	1,962

Net increase in cash	2,351,248	4,473,917
Cash - beginning	3,084,461	30,162
Cash - ending	$5,435,709	$4,504,079

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$271,717	$-

Supplemental disclosures of non-cash activities:
Non-cash common stock issued and to be issued that was recognized in deferred offering costs	$-	$150,000
Obtaining right-of-use assets in exchange for operating lease liability	$-	$79,580
Purchase of property, equipment, and intangible assets through increase in other payables	$-	$1,490,000
Addition to property, equipment and software through reclassification of prior year prepayment	$44,613	$-
Non-cash settlement of accounts receivable through customers’ payments made directly to prepaid expenses, accounts payable, and other payables.	$898,146	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

FIEE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) NATURE OF OPERATIONS AND BASIS OF PRESENTATION

FiEE, Inc. (formerly, Minim, Inc.) was founded in 1977 as a networking company and pivoted into delivering intelligent software to protect and improve the WiFi connections we depend on to work, learn, and live. FiEE held the exclusive global license to design, manufacture, and sell consumer networking products under the Motorola brand until 2023. Our cable and WiFi products, with an intelligent operating system and bundled mobile app, were sold in leading retailers and e-commerce channels in the United States (“U.S.”). Our artificial intelligence (“AI”)-driven cloud software platform and applications made network management and security simple for home and business users, as well as the service providers that assisted them - leading to higher customer satisfaction and decreased support burden.

On February 27, 2025, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Amended and Restated Certificate of Incorporation to change the name of the Company from Minim, Inc. to FiEE, Inc., effective as of February 27, 2025.

We continue to grow and expand our operations as a digital service provider focused on integrating AI and data analytics into content creation and brand management. We offer a wide range of Software as a Service (“SaaS”) solutions through a cloud-based platform designed to support our clients in developing, managing, and optimizing their digital presence across global platforms, including customized graphics and posts, short videos, and editorial calendars aligned with brand goals. Additionally, we offer comprehensive software development and maintenance services, delivering custom software solutions from system design and development to deployment and post-launch maintenance.

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

During the six months ended June 30, 2026, the Company incorporated two new wholly owned subsidiaries: FiEE Channel Limited in Hong Kong on March 5, 2026, and FiEE Singapore Pte. Ltd. in Singapore on March 26, 2026. As of June 30, 2026, FiEE Singapore Pte. Ltd. had commenced its authentication services business, while FiEE Channel Limited had not yet commenced operations.

On May 31, 2026, the Company, through its wholly owned subsidiary FiEE (HK) Limited (“FiEE HK”), completed the acquisition of a 51% equity interest (and 60% of the voting rights) in Guangzhou Yinlian Culture Co., Ltd. (“Yinlian Culture”), a limited liability company formed under the laws of the People’s Republic of China (the “PRC”). Upon the closing of the acquisition, Yinlian Culture became a consolidated subsidiary of the Company. Through the variable interest entity (“VIE”) Agreements between Yinlian Culture and Guangzhou Maltose Culture Communication Co., Ltd., a limited liability company formed under the laws of the PRC (“Maltose Culture”), Maltose Culture is consolidated as a VIE of the Company. Through this acquisition, the Company commenced its music-related business, combining Maltose Culture’s music expertise with its AI capabilities to build an advanced AI music infrastructure and strengthen its position in the global music ecosystem. See Note 4 – Business Combination and Note 5 –VIE Arrangements for further details.

FiEE, Inc. and its subsidiaries and consolidated VIE are herein collectively referred to as “FiEE,” the “Company,” “we,” “our,” “us,” or similar terms. The following table lists all of the Company’s subsidiaries and consolidated VIE:

Entity Name	Place of Incorporation	FiEE’s Ownership	Principal Activities
FiEE (HK) Limited	Hong Kong	100.0%	SaaS service - Multi-Channel Network Digital Service, Software Service, Digital authentication services
Houren-Geiju Kabushikikaisha	Japan	100.0%	Digital authentication services
MTRLC LLC	United States	100.0%	Inactive
Minim Asia Private Limited	India	99.9%	Inactive
FiEE Channel Limited	Hong Kong	100.0%	Not yet commenced operations
FiEE Singapore Pte. Ltd.	Singapore	100.0%	Digital authentication services
Guangzhou Yinlian Culture Co., Ltd.	PRC	51.0%	Investment holding
Guangzhou Maltose Culture Communication Co., Ltd.	PRC	100% controlled by VIE arrangements	Music services

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts and operations of the Company, its wholly owned subsidiaries and its consolidated variable interest entity. All intercompany accounts and transactions have been eliminated upon consolidation.

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

Liquidity

The Company’s operations have historically been primarily financed through the issuance of its common stock, $0.01 par value per share (the “Common Stock”), and preferred stock, $0.001 par value per share (the “Preferred Stock”). Since inception, the Company has incurred significant losses and negative cash flows from operations. The Company began generating operating profit in the fourth quarter of 2025 and has continued to do so thereafter. During the six months ended June 30, 2026, the Company reported a net income of $2.5 million, a positive working capital of $7.1 million and an increase in cash of $2.4 million. The increase in cash was primarily attributable to $90 thousand of cash provided by operating activities, $1.9 million of cash provided by financing activities, and $366 thousand of cash provided by investing activities. As of June 30, 2026, the Company had an accumulated deficit of $93.2 million and cash on hand of $5.4 million. Although the Company generated net income, positive working capital, and positive operating cash flows during the six months ended June 30, 2026 following changes in management and business strategy, it has incurred significant losses in prior years and has a limited history of profitability. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the date the condensed consolidated financial statements were issued. The Company will continue to monitor its costs in relation to its sales and adjust its cost structure accordingly.

The Company’s condensed consolidated financial statements as of June 30, 2026 do not include any adjustments to the carrying amounts or classification of assets, liabilities, and reported expenses that may be necessary should the Company be unable to continue as a going concern. If the Company is unable to raise additional capital, it may be forced to liquidate its assets at amounts less than their carrying values, and investors could lose all or a portion of their investment.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2025. There were no material changes to the Company’s significant accounting policies during the six months ended June 30, 2026, except for the following updates resulting from transactions that occurred during the period.

Functional Currency

The functional currency of FiEE (HK) Limited is the Hong Kong dollar (“HKD”). The functional currency of HGK is the Japanese Yen (JPY). The functional currency of FiEE Singapore Pte. Ltd. is the U.S. Dollar (USD). The functional currency of Yinlian Culture and Maltose Culture is the Chinese Renminbi (RMB). Foreign currency transactions are translated into their respective functional currencies using exchange rates at the transaction dates, while monetary assets and liabilities denominated in foreign currencies are remeasured at period-end rates. The functional currency of all other entities of the Company is U.S. Dollar (“USD”), the same as the reporting currency.

Assets and liabilities of the Company denominated in functional currency other than USD are translated into USD at period-end exchange rates. Equity accounts other than earnings generated in the current period are translated into USD at the appropriate historical rates. The results of operations and the statements of cash flows denominated in functional currency other than USD are translated into USD at the average exchange rates during the reporting period. Translation adjustments arising from these are reported as cumulative translation adjustments and are shown as a separate component of accumulated other comprehensive income (loss) in the consolidated statements of changes in stockholders’ equity (deficit).

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

Noncontrolling interests

The Company presents noncontrolling interests as a component of equity on its condensed consolidated balance sheets and reports the portion of its earnings or loss for noncontrolling interests as net earnings or loss attributable to noncontrolling interests in the condensed consolidated statements of operations.

Noncontrolling interests represent interests in the net assets of the Company’s consolidated subsidiary and VIE that are not attributable, directly or indirectly, to the Company. Noncontrolling interests are adjusted, as applicable, for their respective shares of net income or loss, other comprehensive income or loss, and distributions.

Income Taxes

Entities incorporated in Hong Kong are subject to Hong Kong Profits Tax at a rate of 8.25% on the first HKD 2 million of assessable profits and at 16.5% thereon. There are no withholding taxes on the payment of dividends by entities incorporated in Hong Kong to their stockholders.

Entities incorporated in Japan are subject to Japanese corporate income tax at an effective rate of approximately 37% (including national and local taxes).

Entities incorporated in Singapore are subject to Singapore corporate income tax at a flat rate of 17% on chargeable income. There are no withholding taxes upon payment of dividends by an entity incorporated in Singapore to its shareholders.

For the three and six months ended June 30, 2026, the Company recorded income tax expense of $526,897 and $663,726, respectively, primarily attributable to its Hong Kong, Singapore, and Japan subsidiaries’ taxable income. The Company recognized deferred tax assets of $26,371 as of June 30, 2026, which arose primarily from the allowance for credit losses on other receivables.

Segment reporting

The Company operates as a single operating segment. The Company’s chief operating decision maker (“CODM”), its Chief Executive Officer, reviews financial information on an aggregate basis for the purposes of allocating resources and evaluating financial performance. The measure of segment profit or loss reviewed by the CODM is operating income. The Company’s primary operations were historically in the U.S., and during the year ended December 31, 2025, primarily Hong Kong. Beginning in March 2026, following the incorporation of its subsidiary in Singapore, the Company has derived substantially all of its revenues from Hong Kong and Singapore. As of June 30, 2026, the Company’s long-lived assets are mainly located in U.S., Hong Kong and Japan.

For the three and six months ended June 30, 2026 and 2025, significant segment expenses that are regularly provided to the CODM and included in this measure consist of cost of revenues, selling, general, and administrative expenses. These expenses are consistent with the amounts presented in the consolidated statements of operations. There are no other segment items as there are no significant assets or operations not regularly reviewed by the CODM.

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

Revenues from SaaS service- Multi-Channel Network (“MCN”) Digital Service

Since March 2025, the Company has expanded SaaS operations as a digital service provider, delivering full-cycle services to brand clients through legally binding agreements. The Company offers full-service account management, content production, and targeted promotion to grow followers across key platforms. Service packages are customizable via the SaaS portal. Customers may purchase value-added services with or after their purchases of basic package. The Company’s services comprise two distinct performance obligations: (1) the basic service, which represents a single performance obligation as the promises for account setup, SaaS platform access, account management, and basic digital content creation and publishing are highly interdependent and bundled together; and (2) the value-added services, which represents a performance obligation for additional digital content created and customized to meet the customer’s special request. Each performance obligation has a standalone transaction price. The Company recognizes revenues from basic services ratably over the contract term beginning on the commencement date of each contract. The revenues from value-added services are recognized at a point in time when customers approve or accept the value-added services or system automatically approves whichever is later. The Company offers MCN digital services under two payment structures: (i) prepaid arrangements, where customers are required to make an upfront payment for the services, which is non-refundable upon execution of the contract and are recorded as contract liabilities until recognized as revenue; and (ii) post-paid arrangements, where customers are granted payment terms of 90 days from the contract signing date. The 90-day credit period is offered to customers who satisfy the Company’s internal credit assessment criteria, which consider factors such as the customer’s credit profile, contract size, and historical relationship. For post-paid arrangements, the Company records accounts receivable when the services are performed and the Company has an unconditional right to consideration. Customers retain the right to terminate the contract prior to its expiration date, subject to the early termination fees, including information transfer fees and fan development fees. The Company regularly monitors the collectability of receivables arising from post-paid arrangements.

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

The Company’s contracts typically specify a payment schedule whereby payments from the customer are linked to the signing of the contract and the achievement of specific milestones for customized arrangements, while for standard arrangements, customers are granted payment terms with an initial payment due within three months after acceptance and a final payment due within nine months after acceptance. Contracts are generally fixed price, and the Company has elected the practical expedient not to adjust the promised consideration for the effects of a significant financing component when the period between transfer of goods or services and customer payment is one year or less.

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

Revenues from Digital Authentication Service

The Company provides digital authentication services for artworks, leveraging AI and blockchain technology. Services include microstructure analysis, AI image comparison, authenticity determination, blockchain registration, and issuance of digital authentication reports. Service packages are offered in standard and expedited editions, with fees calculated based on the dimensions of the artwork. The Company’s services comprise a single performance obligation, as the promised services are highly interdependent and integrated to deliver a conclusive authentication outcome. The transaction price is fixed at contract inception. Revenue is recognized at a point in time upon delivery of the final digital authentication report and blockchain certificate to the client, when the client obtains control of the completed authentication package. The Company offers these services under two payment structures: (i) prepaid arrangements, where customers are required to make an upfront payment for the services, which is non-refundable upon execution of the contract and is recorded as a contract liability until recognized as revenue; and (ii) post-paid arrangements, where customers are granted payment terms of 90 days from the contract signing date. For post-paid arrangements, the Company records accounts receivable when the services are performed and the Company has an unconditional right to consideration.

Revenues from others

Through the acquisition of Yinlian Culture and the Company’s VIE, Maltose Culture in May 2026, the Company commenced its music services business. As the acquisition was completed on May 31, 2026, the Company recorded only one month of revenue from music services during the three and six months ended June 30, 2026, and the amount was immaterial to the condensed consolidated financial statements.

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

As of June 30, 2026 and December 31, 2025, the remaining performance obligations related to MCN digital services purchased and paid for in advance by customers for basic and value-added packages amounted to $507,140 and $1,497,721, respectively. These amounts are expected to be recognized as revenue within the next 12 months.

The remaining performance obligations for software services as of June 30, 2026 and December 31, 2025, were $465,354 and $521,082, respectively, excluding retention fees. These amounts relate to unsatisfied performance obligations for the combined software license and customized modules, which are expected to be recognized as revenue upon the completion and customer acceptance of specific milestones, predominantly within the next three months.

As of June 30, 2026 and December 31, 2025, there were no remaining performance obligations related to digital authentication services.

Contract Costs

The Company recognizes the incremental costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year. The Company has determined that certain sales commissions meet the requirements to be capitalized, and the Company amortizes these costs on a consistent basis with the pattern of transfer of the goods and services in the contract. Total capitalized costs to obtain a contract were immaterial during the periods presented and are included in other current and long-term assets on the Company’s condensed consolidated balance sheets if any.

The Company applies a practical expedient to expense costs as incurred for costs to obtain a contract when the amortization period is one year or less.

Contract Balances

The Company records accounts receivable when it has an unconditional right to the consideration. The accounts receivable balances were $5,134,459 and $2,110,715 as of June 30, 2026 and December 31, 2025, respectively. Subsequent to June 30, 2026 and through the date of this filing, the Company collected approximately $2,282,433 of the accounts receivable balance outstanding as of June 30, 2026. Contract liabilities are recorded when customers remit payment prior to revenue recognition, representing the Company’s obligation to transfer services in the future. Liabilities arise upon customer order placement. The contract liabilities balances were $343,015 and $1,497,721 as of June 30, 2026 and December 31, 2025, respectively.

Disaggregation of Revenue

The following table sets forth our revenues by product:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
SaaS – MCN digital services	$1,534,955	$44,993	$2,628,291	$45,118
Software services	1,108,140	-	1,698,099	-
Digital authentication services	2,170,956	-	2,609,650	-
Others	11,289	-	11,289	-
	$4,825,340	$44,993	$6,947,329	$45,118

The following table sets forth our revenues by the timing of revenue recognition:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Recognized at a point in time	4,332,372	-	5,808,845	-
Recognized over time	492,968	44,993	1,138,484	45,118
	$4,825,340	$44,993	$6,947,329	$45,118

(4) BUSINESS COMBINATION

On March 23, 2026, FiEE HK entered into an Investment Agreement with Yinlian Culture, Maltose Culture, Guangzhou Qingniao Culture Co., Ltd., Shenzhen Yaojin Creative Media Co., Ltd., Cai Yuanyao, Zhang Dingcheng, and Zhang Rong (the “Investment Agreement”), pursuant to which (i) FiEE HK agreed to acquire a 51% equity interest (and 60% of the voting rights) in Yinlian Culture for an aggregate purchase price of $51,000. Yinlian Culture was incorporated on February 11, 2026 to facilitate the investment in Maltose Culture. In connection with the signing of the Investment Agreement, a Shareholder Agreement was also entered into on March 23, 2026 (the “Shareholder Agreement” and, together with the Investment Agreement, the “VIE Agreements”), governing the rights and obligations of the shareholders of Yinlian Culture, including, but not limited to, board composition and governance, voting rights, dividend rights and distribution thresholds, liquidation preference, and transfer restrictions. The acquisition closed on May 31, 2026. Through the VIE Agreements between Yinlian Culture and Maltose Culture, the Company obtained control over Maltose Culture, which is consolidated as a VIE of the Company.

In accordance with ASC 810-10-40-6, the Investment Agreement, the Shareholder Agreement, and the VIE Agreements were entered into in contemplation of one another and were essentially a single transaction designed to achieve an overall commercial effect. Accordingly, these agreements have been combined and accounted for as a single transaction for financial reporting purposes.

The Company evaluated the transaction in accordance with the guidance in ASC 805 and determined that the acquired set met the definition of a business. The acquired set includes both inputs and a substantive process that together significantly contribute to the ability to create outputs, including two key employees forming an organized workforce and the ability to continue revenue-generating operations without significant disruption. Accordingly, the transaction was accounted for as a business combination.

The aggregate purchase price for the 51% equity interest was $51,000 in cash, which represents a capital contribution to be made by FiEE HK to Yinlian Culture. As of June 30, 2026, this amount remained unpaid.

On May 31, 2026, FiEE HK and Yinlian Culture entered into a Supplemental Agreement to the Investment Agreement (the “Supplemental Agreement”), filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q. Under the Supplemental Agreement, (i) FiEE HK waived, solely as a condition precedent to the first closing, the requirement that Yinlian Culture open a foreign exchange capital account capable of receiving the capital increase payment, provided that Yinlian Culture remains obligated to open such account following the first closing; (ii) the parties agreed that the first closing under the Investment Agreement occurs on the date the conditions precedent to the first closing are satisfied or waived, rather than within five business days thereafter, and that the signing date of the Supplemental Agreement is deemed the First Closing Date; and (iii) the parties agreed that FiEE HK’s payment of the RMB 354,807 (approximately $51,000) investment amount is due within seven business days from the date Yinlian Culture opens its foreign exchange capital account, rather than within seven business days following the first closing as originally provided.

Fair Value of Identifiable Assets Acquired and Liabilities Assumed

The purchase consideration was allocated to the identifiable assets acquired and liabilities assumed based on their estimated acquisition-date fair values. The noncontrolling interests were also measured at their acquisition date fair value, which consist of (i) the 49% equity interest in Yinlian Culture not acquired by the Company and (ii) the interest in Maltose Culture’s acquisition-date net assets attributable to its registered equity shareholders. The allocation is as follows:

Total investment consideration	$51,000

Cash	$876,595
Accounts receivable	3,540
Prepaid expenses and other current assets	207,963
Equipment	3,499
Stock-subscription receivable	51,000
Contract liabilities	(11,236)
Convertible note payable	(1,113,446)
Accrued expenses and other current liabilities	(36,421)
Total identifiable net assets acquired	$(18,506)
Less: Noncontrolling interests	(44,516)
Net identifiable assets acquired attributable to the Company	26,010
Goodwill	$24,990

The fair value of the identifiable net assets was determined using an asset approach, which estimates fair value based on the replacement cost or reproduction cost of the assets, adjusted for physical deterioration, functional obsolescence, and economic obsolescence. The fair values of financial assets and liabilities, including cash and cash equivalents, other current assets, and accrued liabilities, approximated their respective carrying amounts at the acquisition date due to their short-term nature.

Convertible Note

Under the same Investment Agreement, FiEE HK also agreed to provide, or cause an entity designated by FiEE HK to provide, a zero-interest convertible loan to Yinlian Culture in the principal amount of up to RMB 20,000,000 (approximately $2.9 million). The convertible loan is to be funded in three tranches and provides FiEE HK with the option, exercisable at any time by written notice, to either (i) require Yinlian Culture to repay all or any portion of the convertible loan in cash, or (ii) convert all or any portion of the convertible loan into additional equity in Yinlian Culture, which, upon full conversion, would result in FiEE HK and its designated entities collectively holding 60% of the total equity interests in Yinlian Culture. This convertible loan is accounted for as a separate financing arrangement and does not form part of the equity consideration in accordance with ASC 805-10-55-18. As of June 30, 2026, the Company had disbursed approximately RMB 7.6 million (approximately $1.1 million) of the convertible loan. Upon consolidation, the intercompany loan receivable and payable were eliminated in their entirety, and no liability or receivable related to this convertible loan is recognized in the condensed consolidated balance sheets. The convertible loan effectively represents a cash transfer from FiEE, Inc. (the parent) to Yinlian Culture (the acquired subsidiary), of which $51,000 can be designated as capital contribution.

(5) VIE ARRANGEMENTS

VIE Agreements

Maltose Culture is an AI-empowered music ecosystem that integrates content creation, intelligent platform distribution, and next-generation home entertainment. At or immediately prior to the closing of the Equity Investment, Maltose Culture was owned 40% by Zhang Dingcheng and 60% by Yang Kai, the spouse of Cao Yu, who serves as Chief Financial Officer and a member of the board of directors of the Company.

In order to establish effective control over, and the right to receive the economic benefits of, Maltose Culture, pursuant to the requirements of PRC law, Yinlian Culture entered into the following agreements (collectively, the “VIE Agreements”) with Maltose Culture, Yang Kai, and Zhang Dingcheng. The VIE Agreements were effective on March 23, 2026, and the related business registration changes were completed on March 26, 2026.

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

Business Cooperation Agreement

Pursuant to the Business Cooperation Agreement, dated as of March 23, 2026, in connection with the signing of the Investment Agreement, Yinlian Culture agreed to provide exclusive consulting and technical services to Maltose Culture and to license certain intellectual property to Maltose Culture on a non-exclusive, non-transferable basis, in exchange for service fees payable by Maltose Culture to Yinlian Culture. The service fees under the agreement are structured to equal substantially all of the net income of Maltose Culture, thereby transferring the economic benefits of Maltose Culture to Yinlian Culture.

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

Based on the terms of the VIE Agreements, the Company has determined that it is the primary beneficiary of Maltose Culture for the following reasons: (i) through the Irrevocable Proxy Agreement, Yinlian Culture has the power to direct the voting and operational activities of Maltose Culture, including the appointment of directors and senior management; (ii) through the Exclusive Purchase Option Agreement, Yinlian Culture has the right to acquire 100% of the equity interests of Maltose Culture at any time; (iii) through the Business Cooperation Agreement, Yinlian Culture provides consulting and technical services that are essential to Maltose Culture’s operations; and (iv) through the Equity Pledge Agreement, Yinlian Culture has security interest over the equity interests of Maltose Culture. Accordingly, the Company has both the power to direct the activities that most significantly impact Maltose Culture’s economic performance and the obligation to absorb losses or the right to receive benefits that could be significant to Maltose Culture. Therefore, the Company is the primary beneficiary of Maltose Culture and consolidates Maltose Culture as a VIE.

Assets and Liabilities of VIE

The Company’s condensed consolidated financial statements include the assets, liabilities and results of operations of the VIE for which the Company is the primary beneficiary. The noncontrolling interest holder’s interest is reflected in “Net income (loss) attributable to noncontrolling interests” in the condensed consolidated statements of operations and “Noncontrolling interests” in the condensed consolidated balance sheets. See Note 4 – Business Combination for details of noncontrolling interests.

The creditors of the consolidated VIE do not have recourse to the Company other than to the assets of the consolidated VIE. The following table summarizes the carrying amounts of the Company’s VIE assets and liabilities, after elimination of any intercompany transactions and balances, included in the Company’s condensed consolidated balance sheets at June 30, 2026:

June 30, 2026
Assets
Cash	$870,544
Prepaid expenses	162,433
Total Current Assets	1,032,977
Equipment, net	3,407
Total Assets	$1,036,384

Liabilities
Accrued expenses and other current liabilities	36,450
Total Liabilities	$36,450

(6) BALANCE SHEET COMPONENTS

Property, equipment and software, net

Property, equipment and software, net consists of the following:

	As of June 30, 2026	As of December 31, 2025
Internal use software	$269,023	$271,088
Equipment	11,642	8,137
Vehicles	132,832	133,852
Building	144,175	-
Land	413,776	-
Total property, equipment and software	971,448	413,077
Accumulated depreciation and amortization	(110,966)	(46,638)
Total property, equipment and software, net	$860,482	$366,439

For the three months ended June 30, 2026 and 2025, depreciation and amortization was $35 thousand and $22 thousand, respectively. Depreciation and amortization expense was $64 thousand and $72 thousand for the six months ended June 30, 2026 and 2025, respectively.

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

Intangible assets consisted of the following at June 30, 2026 and December 31, 2025:

	As of June 30, 2026			As of December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired group of proprietary software	$3,801,871	$(913,128)	$2,888,743	$3,811,598	$(281,763)	$3,529,835
	$3,801,871	$(913,128)	$2,888,743	$3,811,598	$(281,763)	$3,529,835

Amortization expense was $316 thousand and $0 thousand in the three months ended June 30, 2026 and 2025, respectively. Amortization expense was $631 thousand and $0 thousand in the six months ended June 30, 2026 and 2025, respectively.

Estimated amortization expenses for the future years are as follows:

Years ending December 31,	Amortization
2026	$625,760
2027	1,266,852
2028	996,131
Total	$2,888,743

Other receivables, net

Other receivables, net as of June 30, 2026 and December 31, 2025 included gross amounts of $70,012 and $85,134, respectively. During the six months ended June 30, 2026, the Company recorded a full allowance of $70,012 against the outstanding balance due from a third party. In addition, other receivables, net included $1,132,558 as of December 31, 2025, representing funds temporarily held in a settlement platform and pending transfer to the Company’s bank account, and no such funds were held as of June 30, 2026.

Prepaid and other current assets

Prepaid and other current assets consist of the following:

	June 30, 2026	December 31, 2025
Insurance fees	$74,249	$53,015
Cloud hosting fee	95,980	78,414
Prepayment for property purchase	-	44,613
Nasdaq annual listing fee	28,000	-
Prepaid music costs	161,587	-
Other	14,133	23,267
Total prepaid and other current assets	$373,949	$199,309

Other assets

Other assets consist of the following:

	June 30, 2026	December 31, 2025
Insurance fees	$58,479	$66,483
Deposits	15,081	15,197
Deferred offering costs	268,254	150,000
Total other assets	$341,814	$231,680

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30, 2026	December 31, 2025
Payroll & related benefits	$422,573	$305,789
Professional fees	631,902	271,501
Sales allowances	-	26,905
Sales and use tax	81,708	81,708
Other payable to Yixuntong(1)	115,773	435,957
Project investment from partners	29,365	-
Other(2)	26,661	47,877
Total accrued expenses and other current liabilities	$1,307,982	$1,169,737

(1)	As of June 30, 2026, other payables to Yixuntong primarily included $95 thousand for a software development and $21 thousand for advanced cloud hosting fee.
(2)	There was a balance of $7,232 due to a stockholder of the Company, Cao Yu, which represents the amount paid by Cao Yu to support the Company’s normal operating activities. The remaining balance was primarily for the reimbursement payable to employees and accrued rent.

(7) COMMITMENTS AND CONTINGENCIES

(a) Commitments

Except as disclosed elsewhere in the accompanying notes, the Company had no other material commitments as of June 30, 2026.

(b) Contingencies

Contingencies on potential lawsuits

The Company is party to various lawsuits and administrative proceedings arising in the ordinary course of business. The Company evaluates such lawsuits and proceedings on a case-by-case basis, and its policy is to vigorously contest any such claims which it believes are without merit.

The Company reviews the status of its legal proceedings and records a provision for a liability when it is considered probable that a liability has been incurred and the amount of the loss can be reasonably estimated. This review is updated periodically as additional information becomes available. If both criteria are not met, the Company reassesses whether there is at least a reasonable possibility that a loss, or additional losses, may be incurred. If there is a reasonable possibility that a loss may be incurred, the Company discloses the estimate of the amount of the loss or range of losses, or that the amount is not material, or that an estimate of the loss cannot be made. At June 30, 2026, the Company is not currently a party to any legal proceedings that, if determined adversely to the Company, in management’s opinion, are currently expected to individually or in the aggregate have a material adverse effect on the Company’s business, operating results or financial condition taken as a whole. The Company expenses its legal fees as incurred.

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

Uncertainty on the business operations

For the three and six months ended June 30, 2026, the Company’s operations depended in part on the continued service of its senior management, whose relationships with artists support the expansion and development of the Company’s primary customer base. The loss of key management or technical personnel could adversely affect the Company’s ability to maintain these relationships and develop its technology-driven services.

(8) SIGNIFICANT CUSTOMERS AND DEPENDENCY ON KEY SUPPLIERS

During the three and six months ended June 30, 2026, the Company had one customer that individually accounted for approximately 14% and 21% of its total revenues for the three and six months ended June 30, 2026, respectively, and no customers that individually accounted for 10% or more of its accounts receivable. Two suppliers accounted for approximately 43% and 41%, respectively, of the Company’s total accounts payable as of June 30, 2026. Other than the foregoing, no other customer or supplier accounted for 10% or more of the Company’s total revenue, accounts receivable, or accounts payable.

During the three and six months ended June 30, 2025, two suppliers accounted for approximately 59% and 19%, respectively, of the Company’s total cost of revenues, and no other customer or supplier accounted for 10% or more of the Company’s total revenue, accounts receivable, or accounts payable.

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

(10) RELATED PARTY TRANSACTIONS

The Company had the following related party transactions during the three and six months ended June 30, 2026 and 2025:

●	Amount paid by a stockholder for operating activities and the balance due as of June 30, 2026. See Note 6 for details.

●	VIE arrangement with related party. See Note 5 for details.

●	Convertible note issued to a related party. See Note 9 for details.

●	Equity transactions with stockholders. See Note 12 for details.

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

Earnings (loss) per share for the three and six months ended June 30, 2026 and 2025, respectively, were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Basic earnings per common share:
Net income (loss) attributable to owners of parent	$2,111,196	$(639,680)	$2,462,712	$(1,013,590)
Less: Preferred stock dividend declared	-	-	-	-
Income (loss) available for distribution	2,111,196	(639,680)	2,462,712	(1,013,590)
Less: Income allocated to participating securities	(583,312)	-	(695,696)	-
Net income (loss) attributable to common stockholders	1,527,884	(639,680)	1,767,016	(1,013,590)

Weighted average basic shares outstanding	8,453,873	5,090,949	8,197,613	5,090,949
Basic earnings (loss) per common share	0.18	(0.13)	0.22	(0.20)

Diluted earnings per common share:
Net income (loss) attributable to common stockholders	1,527,884	(639,680)	1,767,016	(1,013,590)

Weighted average basic shares outstanding	8,453,873	5,090,949	8,197,613	5,090,949
Dilutive effect related to warrants	2,332,844	-	2,321,228	-
Weighted average diluted shares outstanding	10,786,717	5,090,949	10,518,841	5,090,949
Diluted earnings (loss) per common share	$0.14	$(0.13)	$0.17	$(0.20)

Diluted earnings (loss) per common share for the three and six months ended June 30, 2026 and 2025 excludes the effects of 3,227,500 and 7,242,339 common share equivalents, respectively, since such inclusion would be anti-dilutive. The common share equivalents consist of shares of Common Stock issuable upon the exercise or conversion of outstanding Series A Preferred Stock, warrants, restricted stock units and convertible note (including certain securities requiring stockholder approval prior to exercise or conversion).

(12) EQUITY

Preferred Stock and Warrants

On February 18, 2025, the Company entered into a Securities Purchase Agreement (the “February 18, 2025 SPA”) with Lazar, and Cao Yu, Hu Bin, and Youxin Consulting Limited (collectively, the “Purchasers”), which was subsequently amended on May 9, 2025. Pursuant to the February 18, 2025 SPA and its amendment, Lazar, a former director and officer of the Company, sold to the Purchasers (i) 2,219,447 shares of Series A Preferred Stock, (ii) a warrant to purchase up to 2,800,000 shares of Common Stock at an exercise price of $1.00 per share, subject to adjustment (the “Warrant”), and (iii) certain receivables owed by the Company to Lazar associated with the transaction (the “Lazar Receivables”). On April 10, 2025, Lazar transferred an additional 31,258 shares of Series A Preferred Stock to the Purchasers (together with the previously transferred shares and the Warrant, the “Securities”). The aggregate purchase price for the Securities and the Lazar Receivables was $500,000, of which $300,000 was directed by Lazar to be paid to the Company in exchange for a convertible note. The Purchasers also paid a $3.4 million earn-out payment to Lazar for his efforts related to the Company’s successful relisting on Nasdaq as of June 30, 2025. As of June 30, 2025, the Lazar Receivables were forgiven for the benefit of the Company, and the Warrant was amended and restated to eliminate the beneficial ownership limitations previously contained therein. No dividends have been declared or paid on the Common Stock or the Series A Preferred Stock as of June 30, 2026 and December 31, 2025.

As of June 30, 2026 and December 31, 2025, the Company had 2,305,357 shares of Series A Preferred Stock issued and outstanding. Each share of Series A Preferred Stock is convertible, at the option of the holder, into 1.4 shares of Common Stock, votes on an as-if-converted basis, and has full ratchet protection in any subsequent offerings. The Warrants remained outstanding as of June 30, 2026.

Securities Purchase Agreements

On May 9, 2025, the Company entered into, and simultaneously closed the transactions under, certain securities purchase agreements with Cao Yu and Hu Bin, pursuant to which the Company sold an aggregate of 2,439,025 shares of Common Stock - 1,585,366 shares to Cao Yu for an aggregate purchase price of $2,600,000 and 853,659 shares to Hu Bin for an aggregate purchase price of $1,400,000.

On January 30, 2026, the Company entered into a securities purchase agreement (the “2026 Purchase Agreement”) with certain purchasers named therein (the “2026 Purchasers”), pursuant to which the Company agreed to sell and issue to the 2026 Purchasers, at the closing of the private placement (the “Closing”) in March 2026, an aggregate of 394,476 shares of Common Stock (the “Shares”), at an offering price of $5.07 per Share. The Closing occurred on March 31, 2026. The Company received total gross proceeds of $1,999,993 from the 2026 Purchasers. As of June 30, 2026, $3,945 was recorded as Common Stock and $1,996,048 was recorded as additional paid-in capital (“APIC”), net of $53,823 of legal fees related to the offering, which were charged to APIC.

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

In consideration for Helena’s execution and delivery of the Helena Purchase Agreement, the Company issued to Helena, as a commitment fee, shares of Common Stock (the “Commitment Fee Shares”), having an aggregate value of $150,000, of which (i) 71,572 shares of Common Stock were issued on May 14, 2025, and (ii) 71,572 shares of Common Stock were issued on August 11, 2025. The Commitment Fee Shares were fully earned as of the execution date of the Helena Purchase Agreement, and the issuance of the Commitment Fee Shares was not contingent upon any other event or condition. The number of the Commitment Fee Shares issued in each tranche was determined by dividing $75,000 by the lowest Volume Weighted Average Price (VWAP) of the Common Stock during the five trading days immediately preceding the agreement date. As of June 30, 2026, the $150,000 commitment fee previously recorded as deferred offering costs was fully amortized and expensed, as the Company had not sold any shares and does not expect to sell any shares in the future under the Helena Purchase Agreement.

July 2025 Warrant

On July 2, 2025, the Company issued a warrant to purchase 404,002 shares of Common Stock with an exercise price of $0.01 per share, subject to stockholder approval (the “July 2025 Warrant”), to Lazar. This warrant was issued as compensation for services provided by Lazar.

In accordance with the accounting requirements of ASC 718, “Compensation - Stock Compensation,” the Company measured this equity instrument at fair value and recognized the compensation cost immediately on the grant date. Using the Black-Scholes option pricing model, with key inputs including a fair value of the underlying Common Stock of $2.67, an exercise price of $0.01 per share, an expected term of 0.405 years, a risk-free interest rate of 4.33%, expected volatility of 90%, and a dividend yield of 0%, the fair value of this warrant was determined to be $1,074,715.55 as of July 2, 2025. On the grant date, the Company recognized the compensation expense with a corresponding credit to APIC.

On November 12, 2025, Lazar exercised the warrant through a cashless exercise mechanism. Pursuant to the cashless exercise, 402,347 shares of Common Stock were issued. The warrant was fully settled upon this exercise and no longer remains outstanding.

ATM Sales Agreement

In June 2026, the Company entered into a sales agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners (“A.G.P.”) under which the Company may offer and sell up to an estimated $6,272,809 of shares of Common Stock from time to time through an “at the market” offering program under which A.G.P. will act as sales agent. Pursuant to the Sales Agreement, the Company has agreed to pay A.G.P. a commission of 3.25% of the aggregate gross proceeds from any shares of Common Stock sold by A.G.P. The Company has no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. During the six months ended June 30, 2026, the Company did not sell any shares of Common Stock pursuant to the Sales Agreement.

Stock-Based Compensation

Director Equity Fees

On April 29, 2025, the Company entered into director agreements with two independent directors, pursuant to which each director is entitled to receive 100,000 shares of Common Stock, provided they remain a director for one year from the effective date of the director agreements. The grant date for these equity awards was April 29, 2025, with a one-year service period ending on April 29, 2026.

Compensation expense is recognized on a straight-line basis over the service period. For the six months ended June 30, 2026, the Company recognized $61,333 of stock-based compensation expense related to these awards, representing the portion of the service period completed during the six months ended June 30, 2026. This amount is recorded as an increase to additional paid-in capital and is included in general and administrative expenses in the consolidated statements of operations.

On May 5, 2026, upon the completion of the requisite service period, the Company issued an aggregate of 200,000 shares of Common Stock to the two directors in settlement of these awards. The issuance was recorded as an increase to common stock of $2,000 (representing the par value of $0.01 per share), with a corresponding reduction to additional paid-in capital of $2,000. The $2,000 reduction to additional paid-in capital represents the net effect of reclassifying the accumulated stock-based compensation expense previously recognized in additional paid-in capital upon the issuance of the shares.

The following table summarizes the stock-based compensation expense for the director equity fees by line item in the consolidated statements of operations and comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative	$15,333	$-	$61,333	$-

2025 Equity Incentive Plan

On October 27, 2025, the Company’s stockholders approved the 2025 Equity Incentive Plan (the “2025 Plan”), which authorized 1,394,230 shares of Common Stock for issuance to employees, directors, and other eligible participants. The 2025 Plan permits the grant of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), and other stock-based awards.

On May 12, 2026 (the “Grant Date”), the Company granted an aggregate of 585,288 RSUs under the 2025 Plan to two officers and six business partners in exchange for their future services. The RSUs granted vest in three annual tranches on May 12, 2027, May 12, 2028, and May 12, 2029, subject to the grantee’s continued service through each applicable vesting date. The fair value of the RSUs was determined based on the closing price of the Company’s common stock on the Grant Date, which was $6.81 per share. The aggregate grant date fair value of the RSUs was approximately $3.99 million. For employee awards, compensation cost is recognized using the graded vesting attribution method over the requisite service period for each separate vesting tranche. For non-employee awards, compensation cost is recognized on a straight-line basis over the three-year service period as a whole.

The following table summarizes the stock-based compensation expense for the 2025 Plan by line item in the consolidated statements of operations and comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Selling and marketing	$92,548	$-	$92,548	$-
General and administrative	155,851	-	155,851	-
Total stock-based compensation expense	$248,399	$-	$248,399	$-

As of June 30, 2026, there was approximately $3.7 million of unrecognized compensation cost related to these RSUs, which is expected to be recognized over a weighted-average period of approximately 2.43 years.

(13) SUBSEQUENT EVENTS

The Company has evaluated subsequent events from June 30, 2026 through August 14, 2026, the date that the unaudited condensed consolidated financial statements were issued, and has determined that there are no additional events requiring recognition or disclosure in the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, and involves numerous risks and uncertainties. Forward-looking statements may include, among others, statements relating to our ability to predict revenue and reduce costs related to our products or service offerings, our ability to forecast product and services sales volumes, the sufficiency of our capital resources and the availability of debt and equity financing, the continuing impact of uncertain global economic conditions on the demand for our products and services, our ability to maintain and scale adequate and secure software platform infrastructure, the impact of competition on demand for our products and services, our competitive position, our future financial position and results of operations, and our ability to grow in new and existing markets. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and generally contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “strives,” “goal,” “estimates,” “forecasts,” “projects” or “anticipates” and the negative of these terms or similar expressions. Our forward-looking statements are subject to risks and uncertainties, which may cause actual results to differ materially from those projected or implied by the forward-looking statement, due to reasons including, but not limited to, competition; the effectiveness of our strategies; general economic conditions, including any impact from inflation; current geopolitical conditions including conflicts in the Middle East, the ongoing Russia-Ukraine War and geopolitical tensions between China and Taiwan; our ability to successfully implement our business strategy; the success of our initiatives to increase sales; changes in commodity, energy, labor and other costs; our ability to attract and retain management and employees; price and availability of commodities; consumer confidence and spending patterns; and weather conditions. Forward-looking statements are based on current expectations and assumptions and currently available data and are neither predictions nor guarantees of future events or performance. You should not place undue reliance on forward-looking statements, which speak only as of the date hereof. See “Risk Factors” and “Special Note Regarding Forward-Looking Statements” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, for a discussion of factors that could cause our actual results to differ from those expressed or implied by forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Overview

We historically delivered comprehensive WiFi/SaaS platform to make everyone’s connected home safe and supportive for life and work. We continue to grow and expand our operations as a digital service provider focused on integrating AI and data analytics into content creation and brand management. In addition to our SaaS solutions, we offer customized software development services, digital authentication services, and music services.

As part of our ongoing strategic initiatives, we have integrated blockchain technology into our digital authentication services through the acquisition of HGK, enhancing the security, transparency, and efficiency of our services and systems. Through our acquisition of Yinlian Culture and its VIE, Maltose Culture, we have further expanded into the AI music business, combining music content creation and distribution with AI capabilities to build an advanced AI music ecosystem.

We also provide digital authentication services that combine advanced imaging technology, AI-driven analysis, and expert validation to deliver reliable verification and certification, supporting clients in meeting relevant compliance and risk management requirements.

In line with our growth strategy, we are also targeting potential acquisitions in key sectors such as AI, hardware, and the Internet of Things (IoT). The acquisitions completed in 2025 and 2026 have enabled us to strengthen our technological capabilities and expand our market presence.

Additionally, we have expanded into the MCN business, offering content production and account management services across key platforms, serving as a bridge between content creators and the global market, and facilitating valuable connections in this rapidly evolving digital space. In the future, we plan to further expand our service offerings to include brokerage services to assist clients with promotional activities and enhance their international market influence.

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

Our future growth is largely dependent on our ability to acquire new customers, which is crucial for expanding our SaaS - MCN digital services, software services, digital authentication services, and music services. This will rely on the effectiveness of our marketing and sales efforts to reach teams and organizations across diverse industries. The success of our growth strategy, as well as our future prospects, hinges on our ability to attract and retain new customers. While we see a substantial market opportunity in the MCN business, continued investment in sales and marketing, research and development, and customer support will be essential to further grow our international customer base.

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

Results of Operations

The following table sets forth certain financial data derived from our condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025, presented in absolute dollars, with dollars and percentage change period over period:

	Three Months Ended				Six Months Ended
	June 30, 2026	June 30, 2025	$ Change	% Change	June 30, 2026	June 30, 2025	$ Change	% Change
Revenues	$4,825,340	$44,993	$4,780,347	10,624.6%	$6,947,329	$45,118	$6,902,211	15,298.1%
Cost of revenues	951,806	43,930	907,876	2,066.6%	1,579,551	44,680	1,534,871	3,435.3%
Gross profit	3,873,534	1,063	3,872,471	364,296.4%	5,367,778	438	5,367,340	1,225,420.1%
Operating expenses:
Selling and marketing	252,314	16,811	235,503	1,400.9%	286,653	16,811	269,842	1,605.2%
General and administrative	938,162	603,744	334,418	55.4%	1,935,035	944,240	990,795	104.9%
Research and development	39,226	17,419	21,807	125.2%	75,813	47,419	28,394	59.9%
Total operating expenses	1,229,702	637,974	591,728	92.8%	2,297,501	1,008,470	1,289,031	127.8%

Operating income (loss)	2,643,832	(636,911)	3,280,743	(515.1)%	3,070,277	(1,008,032)	4,078,309	(404.6)%

Total other income (expense)	(6,221)	(2,769)	(3,452)	124.7%	55,679	(5,558)	61,237	(1,101.8)%

Income (loss) before income taxes	2,637,611	(639,680)	3,277,291	(512.3)%	3,125,956	(1,013,590)	4,139,546	(408.4)%
Income tax expense	526,897	-	526,897	N/A	663,726	-	663,726	N/A
Net income (loss)	$2,110,714	$(639,680)	$2,750,394	(430.0)%	$2,462,230	$(1,013,590)	$3,475,820	(342.9)%
Attributable to owners of parent	2,111,196	(639,680)	$2,750,876	(430.0)%	$2,462,712	$(1,013,590)	$3,476,302	(343.0)%
Attributable to noncontrolling interests	(482)	-	(482)	N/A	(482)	-	(482)	N/A

Comparison of the three and six months ended June 30, 2026 to the three and six months ended June 30, 2025

The following table sets forth our revenues by product and the changes in revenues for the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025:

	Three Months Ended				Six Months Ended
	June 30, 2026	June 30, 2025	$ Change	% Change	June 30, 2026	June 30, 2025	$ Change	% Change
SaaS – MCN digital services	$1,534,955	$44,993	$1,489,962	3,311.5%	$2,628,291	$45,118	$2,583,173	5,725.4%
Software services	1,108,140	-	1,108,140	N/A	1,698,099	-	1,698,099	N/A
Digital authentication services	2,170,956	-	2,170,956	N/A	2,609,650	-	2,609,650	N/A
Others	11,289	-	11,289	N/A	11,289	-	11,289	N/A
Total	$4,825,340	$44,993	$4,780,347	10,624.6%	$6,947,329	$45,118	$6,902,211	15,298.1%

Revenues

Our revenues increased by $4.8 million and $6.9 million for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025. The increase in revenues primarily reflects the Company’s strategic transition from legacy hardware operations to SaaS solutions, with a new business model focusing on integrating AI and big data into content creation and brand management, and the successful expansion into multiple new business lines, including SaaS - MCN digital services, software services, digital authentication services, and other services, most of which experienced rapid growth following their launch. Notably, during March 2025, we successfully secured our first customer orders and generated initial sales, marking a critical milestone in the strategic pivot. Our target clients are individuals or entities seeking to grow their online presence as influencers or content creators, enterprises requiring customized software solutions, art owners and institutions in need of authentication services, and participants in the music industry.

For our SaaS - MCN digital services, as of June 30, 2026, we onboarded 939 customers, representing total service fees of $9.2 million, of which $7.9 million has been recognized as revenue cumulatively. During the six months ended June 30, 2026, we added 138 new customers and recognized $2.6 million in revenue from this business.

Building on this momentum, we introduced customized software services in July 2025. As of June 30, 2026, we secured contracts totaling $2.9 million for software services, $1.7 million of which was recognized as revenue in the six months ended June 30, 2026 in accordance with the relevant revenue recognition models (over time or at a point in time, as applicable). During the six months ended June 30, 2026, we added 18 new customers, bringing the total number of customers for these services to 31 as of June 30, 2026.

Through the acquisition of HGK in November 2025, we added the ability to provide digital authentication services. As of June 30, 2026, this business had generated cumulative revenue of $2.9 million, including $2.6 million recognized in the six months ended June 30, 2026, serving five corporate clients and 459 individual clients in total, with related accounts receivable amounting to $2.0 million. This business leverages AI and blockchain technology to provide authentication, certification, and display services for artworks, further diversifying our revenue streams.

Cost of Revenue and Gross Margin

Cost of revenue for the three and six months ended June 30, 2026 consisted primarily of direct labor costs; amortization of certain acquired intangible assets and software development costs; outsourced authentication service costs; and other costs attributable to the provision of service offerings.

Cost of revenue for the three and six months ended June 30, 2025 consisted primarily of the cost of direct labor and cloud service costs.

The increase in gross profit was attributable to higher revenue in the three and six months ended June 30, 2026. Our gross margin can be affected by a number of factors, primarily including changes in average selling price and foreign exchange rates, as well as fluctuations in our cost of revenue due to changes in labor costs, outsourced authentication service costs and cloud service costs.

The following table presents revenues and gross margin, for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30, 2026	June 30, 2025	$ Change	% Change	June 30, 2026	June 30, 2025	$ Change	% Change
Revenues	$4,825,340	$44,993	$4,780,347	10,624.6%	$6,947,329	$45,118	$6,902,211	15,298.1%
Cost of revenue	951,806	43,930	907,876	2,066.6%	1,579,551	44,680	1,534,871	3,435.3%
Gross margin	80.3%	2.4%			77.3%	1.0%

Gross margin increased significantly in the three and six months ended June 30, 2026, compared to the three and six months ended in the prior fiscal year period. In the three and six months ended June 30, 2025, the Company had just launched its SaaS- MCN digital services in March 2025 and had not yet introduced customized software services, digital authentication services or others, resulting in minimal revenue and low gross profit.

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

Forecasting gross margin percentages is difficult, and there are several risks related to our ability to maintain or improve our current gross margin levels. Our cost of revenue, as a percentage of revenue, can vary significantly based upon factors such as uncertainties surrounding revenue, including future pricing and/or potential discounts as a result of the economy, competition, and the timing of sales.

Selling and Marketing

Selling and marketing expenses consist primarily of business promotion and corporate publicity expenses. The following table presents selling and marketing expenses for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30, 2026	June 30, 2025	$ Change	% Change	June 30, 2026	June 30, 2025	$ Change	% Change
Selling and marketing	$252,314	$16,811	$235,503	1,400.9%	$286,653	$16,811	$269,842	1,605.2%

Selling and marketing expenses increased by $236 thousand and $270 thousand in the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, primarily due to the Company’s business transformation and stock-based compensation expenses in connection with equity awards granted in May 2026 under the 2025 Equity Incentive Plan. For the six months ended June 30, 2026, selling and marketing expenses primarily reflected costs related to the expansion of our four core business lines– SaaS- MCN digital services, software services, digital authentication services, and other services – as well as corporate branding initiatives.

For the remainder of the fiscal year 2026, we expect our selling and marketing expenses to fluctuate depending on sales levels achieved as certain expenses, such as commissions, are determined based upon revenue Forecasting selling and marketing expenses is highly dependent on expected revenue levels and could vary significantly depending on actual revenue achieved in any given quarter. Marketing expenses may also fluctuate depending upon the timing, extent and nature of marketing programs.

General and Administrative

General and administrative expenses consist of salaries and related expenses for executives, finance and accounting, human resources, information technology (“IT”), professional fees, facility allocations, and other general corporate expenses. The following table presents general and administrative expenses, for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30, 2026	June 30, 2025	$ Change	% Change	June 30, 2026	June 30, 2025	$ Change	% Change
General and administrative	$938,162	$603,744	$334,418	55.4%	$1,935,035	$944,240	$990,795	104.9%

General and administrative expenses increased by $334 thousand and $991 thousand in the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025. The increase was primarily attributable to certain non-recurring professional service fees incurred during the six months ended June 30, 2026, including legal and advisory fees related to strategic initiatives and stock-based compensation expenses in connection with equity awards granted in May 2026 under the 2025 Equity Incentive Plan.

Future general and administrative expense increases or decreases in absolute dollars are difficult to predict due to the lack of visibility of certain costs, including legal costs associated with defending claims against us, and other factors.

Research and Development

Research and development expenses consist primarily of personnel expenses, payments to suppliers for design services, safety and regulatory testing, product certification expenditures to qualify our products for sale into specific markets, prototypes, IT, and other consulting fees. Research and development expenses are recognized as they are incurred. Our research and development organization is focused on enhancing our ability to introduce innovative and easy-to-use products and services. The following table presents research and development expenses for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30, 2026	June 30, 2025	$ Change	% Change	June 30, 2026	June 30, 2025	$ Change	% Change
Research and development	$39,226	$17,419	$21,807	125.2%	$75,813	$47,419	$28,394	59.9%

Research and development expenses increased by $22 thousand and $28 thousand in the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025. The increase primarily reflects ongoing enhancements and optimizations to our system during the six months ended June 30, 2026.

Research and development expenses may fluctuate depending on the timing and number of development activities and could vary significantly as a percentage of revenues, depending on actual revenues achieved in any given year.

Income Tax Expense

	Three Months Ended				Six Months Ended
	June 30, 2026	June 30, 2025	$ Change	% Change	June 30, 2026	June 30, 2025	$ Change	% Change
Income tax expense	$526,897	$-	$526,897	N/A	$663,726	$-	$663,726	N/A

Income tax expense was $526,897 and $663,726 for the three and six months ended June 30, 2026, respectively, compared to $0 for the three and six months ended June 30, 2025. The increase in income tax expense was primarily attributable to the profitability of the Company’s Hong Kong and Singapore subsidiaries during the six months ended June 30, 2026. In the prior year period, the Company’s operations were in the early stage of business transition and had not yet generated significant taxable profits, resulting in no income tax expense for the three and six months ended June 30, 2025.

Liquidity and Capital Resources

The Company’s operations have historically been primarily financed through the issuance of Common Stock and Preferred Stock. Since inception, the Company has incurred significant losses and negative cash flows from operations and an accumulated deficit of $93.2 million. The Company began generating operating profit in the fourth quarter of 2025 and has continued to do so thereafter. During the six months ended June 30, 2026, the Company reported a net income of $2.5 million. As of June 30, 2026, we had cash of $5.4 million as compared to $3.1 million on December 31, 2025. On June 30, 2026, we had no outstanding borrowings and a positive working capital of $7.1 million. Our ability to maintain adequate levels of liquidity depends in part on our ability to generate cash from operations and our ability to raise additional funds through equity or debt financing. We are evaluating options related to our liquidity and will continue to monitor our costs in relation to our sales and adjust our cost structure accordingly.

In June 2026, we entered into the Sales Agreement with A.G.P. under which we may offer and sell up to an estimated $6,272,809 of shares of our Common Stock from time to time through an “at the market” offering program under which A.G.P. will act as sales agent. Pursuant to the Sales Agreement, we have agreed to pay A.G.P. a commission of 3.25% of the aggregate gross proceeds from any shares of Common Stock sold by A.G.P. We have no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. During the six months ended June 30, 2026, we did not sell any shares of Common Stock pursuant to the Sales Agreement.

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

Our condensed consolidated financial statements as of June 30, 2026 were prepared under the assumption that we will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt exists about our ability to continue as a going concern, and we will require additional liquidity to continue operations beyond the next 12 months.

Our condensed consolidated financial statements as of June 30, 2026 do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if we were unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or part of their investment.

Cash Flows

The following table presents our cash flows for the periods presented:

	For the Six Months Ended June 30,
	2026	2025
Cash provided by operating activities	$90,378	$171,955
Cash provided by investing activities	366,431	-
Cash provided by financing activities	1,917,393	4,300,000
Effect of foreign exchange rate changes on cash	(22,954)	1,962
Net increase in cash	$2,351,248	$4,473,917

Cash Flows from Operating Activities. Cash provided by operating activities of $90 thousand during the six months ended June 30, 2026 reflected our net income of $2.5 million, adjusted for non-cash expenses, consisting primarily of $696 thousand in depreciation and amortization expense and $310 thousand in stock-based compensation. Sources of cash were primarily from decreases in other receivables of $1.1 million, increases in accounts payable of $670 thousand, increases in income tax payable of $410 thousand and increases in accrued expenses and other current liabilities of $351 thousand. Uses of cash were primarily from increases in accounts receivable of $5.0 million, decreases in contract liabilities of $1.2 million. The increase in accounts receivable was partially driven by the introduction of post-paid arrangements for MCN digital services and digital authentication services during the second quarter of 2026, under which customers are granted payment terms of 90 days from the contract signing date. Unlike prepaid arrangements that provide upfront cash inflows, post-paid arrangements result in cash collections subsequent to service delivery, which impacted the timing of operating cash flows during the period. The Company continues to monitor the collectability of receivables arising from post-paid arrangements.

Cash provided by operating activities of $172 thousand during the six months ended June 30, 2025 reflected our net loss of $1 million, adjusted for non-cash expenses, consisting primarily of $91 thousand in depreciation and amortization expense. Uses of cash included an increase in other receivables of $520 thousand. Sources of cash included an increase of contract liabilities of $1.5 million.

Cash Flows from Investing Activities. During the six months ended June 30, 2026, cash provided by investing activities consisted of $877 thousand of cash acquired in the business acquisition of Yinlian Culture, and $510 thousand of cash used for the purchase of property.

During the six months ended June 30, 2025, the Company had no cash flows generated or used by investing activities.

Cash Flows from Financing Activities. Cash provided by financing activities during the six months ended June 30, 2026 consisted of gross proceeds from issuance of Common Stock of $2.0 million, partially offset by payment of deferred financing costs of $83 thousand.

Cash provided by financing activities during the six months ended June 30, 2025 consisted of proceeds from the issuance of Common Stock of $4 million and the net proceeds from the issuance of a convertible note of $300 thousand.

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

Our capital expenditures are largely discretionary and within our control. We expect that the level and timing of our service revenues, the associated operating results, and the status of each of our business development and technology enhancement initiatives will significantly impact our cash management decisions.

At June 30, 2026, we do not believe our current cash will be sufficient to fund working capital requirements, capital expenditures and operations during the next 12 months. Our ability to continue as a going concern will depend on our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures and increase revenues. Based on these factors, management determined that there is substantial doubt regarding our ability to continue as a going concern. We will continue to monitor our costs in relation to our sales and adjust accordingly.

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

As of June 30, 2026, we have U.S. federal net operating loss carryforwards of approximately $63.9 million available to reduce future U.S. federal taxable income. A valuation allowance has been established for the full amount of deferred tax assets recognized in our U.S. entity as management has concluded that it is more likely than not that the benefits from such assets will not be realized. As a result, as of June 30, 2026 and December 31, 2025, we recorded a valuation allowance against our net deferred tax assets to the extent that such assets were recognized in our U.S. entity.

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

On January 30, 2026, the Company entered into the 2026 Purchase Agreement with two Purchasers, pursuant to which the Company agreed to sell an aggregate of 394,476 shares of Common Stock (the “Shares”) at an offering price of $5.07 per Share. The Company received aggregate gross proceeds of $1,999,993 from the issuance. The sales made pursuant to the 2026 Purchase Agreement are exempt from the registration requirements of the Securities Act, pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act. The Closing occurred on March 31, 2026.

In June 2026, the Company entered into the Sales Agreement with A.G.P. under which the Company may offer and sell up to an estimated $6,272,809 of shares of the Company’s Common Stock from time to time through an “at the market” offering program under which A.G.P. will act as sales agent. The Company has no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement.

Commitments and Contractual Obligations

During the three months ended June 30, 2026, except as otherwise disclosed in this Quarterly Report on Form 10-Q, there were no material changes to our capital commitments and contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of June 30, 2026. See Note 7 to the accompanying condensed consolidated financial statements for additional disclosure.

Recent Accounting Standards

See Note 2 to the accompanying condensed consolidated financial statements for a full description of recent accounting standards, including the expected dates of adoption and estimated effects on the financial condition and results of operations, which are hereby incorporated by reference.

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

Our critical accounting policy is revenue recognition, and no critical accounting estimates were identified, as described under “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025. For the six months ended June 30, 2026, the Company’s critical accounting policy remains revenue recognition, and no critical accounting estimates were identified.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer of the Company, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2026. Based upon that evaluation and other than as disclosed herein, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not operating effectively due to the material weakness in internal control over financial reporting described below.

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

Changes in Internal Control Over Financial Reporting

The Company has implemented certain changes in its internal controls, including the addition of qualified accounting personnel and the formalization of enhanced review procedures, to remediate the material weakness described above. Except as noted above, no change to the Company’s internal control over financial reporting occurred during the six months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025, initially filed with the SEC on March 20, 2026 and amended on April 29, 2026, which includes a detailed discussion of our risk factors in Part I, “Item 1A. Risk Factors,” which discussion is hereby incorporated by reference into this Part II, Item 1A. Our Risk Factors could materially affect our business, financial position, or future results of operations. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or future results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(A) Unregistered Sales of Equity Securities

None.

(B) Use of Proceeds

Not applicable.

(C) Issuer Purchases of Equity Securities

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

During the three months ended June 30, 2026, no director or officer of FiEE adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description
10.1	Supplemental Agreement to the Investment Agreement, dated May 31, 2026, by and between FiEE (HK) Limited and Guangzhou Yinlian Culture Co., Ltd.
10.2	Sales Agreement, dated June 23, 2026, between FiEE, Inc. and A.G.P./Alliance Global Partners. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on June 23, 2026).
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIEE, INC. (Registrant)

Date: August 14, 2026	By:	/s/ Li Wai Chung
Li Wai Chung Chief Executive Officer and President (Principal Executive Officer and Duly Authorized Officer)

Date: August 14, 2026	By:	/s/ Cao Yu
Cao Yu Chief Financial Officer (Principal Financial and Accounting Officer)