Form 10-Q
period 2026-09-30
FiEE, Inc.
filed 2026-11-13
CIK 1467761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Yes ☐   No ☒

As of November 13, 2026, the registrant had 8,528,598 shares of common stock, $0.01 par value per share, outstanding.

FIEE, INC. AND SUBSIDIARIES

i

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIEE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets
Cash	$5,226,422	$3,084,461
Accounts receivable	4,575,896	2,110,715
Other receivables, net	673,117	1,217,692
Prepaid expenses and other current assets	980,379	199,309
Total current assets	11,455,814	6,612,177

Property, equipment and software, net	843,140	366,439
Intangible assets, net	2,571,604	3,529,835
Operating lease right-of-use assets, net	-	31,004
Goodwill	24,990	-
Deferred tax assets, net	27,102	-
Other assets	361,896	231,680
Total assets	$15,284,546	$10,771,135

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$355,246	$511,206
Contract liabilities	101,896	1,497,721
Accrued expenses and other current liabilities	972,346	1,169,737
Income tax payable	1,017,006	972,743
Current maturities of operating lease liabilities	-	30,350
Total current liabilities	2,446,494	4,181,757
Total liabilities	2,446,494	4,181,757

Commitments and Contingencies (Note 7)

Stockholders’ equity
Preferred Stock, authorized: 10,000,000 shares at $0.001 par value, including 3,000,000 shares designated as Series A Convertible Preferred Stock at $0.001 par value; 2,305,357 Series A shares issued and outstanding at September 30, 2026 and December 31, 2025, aggregate liquidation preference of $3,227,500 at September 30, 2026 and December 31, 2025, respectively	1,639,779	1,639,779
Common Stock, authorized: 60,000,000 shares at $0.01 par value; issued and outstanding: 8,528,598 shares at September 30, 2026 and 7,934,122 shares at December 31, 2025, respectively	85,286	79,341
Additional paid-in capital	103,207,291	100,500,280
Accumulated deficit	(92,037,851)	(95,621,579)
Accumulated other comprehensive loss	(6,580)	(8,443)
Total stockholders’ equity attributable to parent	12,887,925	6,589,378
Noncontrolling interests	(49,873)	-
Total stockholders’ equity	12,838,052	6,589,378
Total liabilities and stockholders’ equity	$15,284,546	$10,771,135

See accompanying notes to the unaudited condensed consolidated financial statements.

FIEE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$2,620,524	$1,939,542	$9,567,853	$1,984,660
Cost of revenues	692,543	291,739	2,272,094	336,419
Gross profit	1,927,981	1,647,803	7,295,759	1,648,241

Operating expenses:
Selling and marketing	171,113	32,349	457,766	49,160
General and administrative	960,441	1,716,060	2,895,476	2,660,300
Research and development	43,962	-	119,775	47,419
Total operating expenses	1,175,516	1,748,409	3,473,017	2,756,879

Operating income (loss)	752,465	(100,606)	3,822,742	(1,108,638)

Other income (expense):
Interest income (expense), net	200	(3,246)	297	(8,673)
Foreign currency exchange income (loss)	(2,717)	(8,948)	25,835	(9,079)
Other, net	680	-	27,710	-
Total other income (expense)	(1,837)	(12,194)	53,842	(17,752)

Income (loss) before income taxes	750,628	(112,800)	3,876,584	(1,126,390)

Income tax expense (benefit)	(365,513)	140,185	298,213	140,185

Net income (loss)	$1,116,141	$(252,985)	$3,578,371	$(1,266,575)
Attributable to noncontrolling interests	(4,875)	-	(5,357)	-
Net income (loss) attributable to owners of parent	$1,121,016	$(252,985)	$3,583,728	$(1,266,575)
Allocation to participating preferred stock	(307,762)	-	(1,002,586)	-
Net income (loss) attributable to common stockholders	$813,254	$(252,985)	$2,581,142	$(1,266,575)

Basic earnings (loss) per common share	$0.10	$(0.04)	$0.31	$(0.25)
Diluted earnings (loss) per common share	$0.08	$(0.04)	$0.24	$(0.25)

Weighted-average number of common shares outstanding:
Basic	8,528,598	6,295,961	8,309,153	5,037,981
Diluted	10,598,124	6,295,961	10,566,371	5,037,981

Net income (loss)	$1,116,141	$(252,985)	$3,578,371	$(1,266,575)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	33,849	34	1,863	1,996
Total comprehensive income (loss)	$1,149,990	$(252,951)	$3,580,234	$(1,264,579)

See accompanying notes to unaudited condensed consolidated financial statements.

FIEE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

For the three and nine months ended September 30, 2026

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interests	Total
Balance at December 31, 2025	2,305,357	$1,639,779	7,934,122	$79,341	$100,500,280	$(95,621,579)	$(8,443)	$-	$6,589,378

Net income	-	-	-	-	-	351,516	-	-	351,516
Foreign currency translation	-	-	-	-	-	-	(36,302)	-	(36,302)
Stock-based compensation	-	-	-	-	46,000	-	-	-	46,000
Common stock issuance, net of issuance cost	-	-	394,476	3,945	1,942,225	-	-	-	1,946,170
Balance at March 31, 2026	2,305,357	$1,639,779	8,328,598	$83,286	$102,488,505	$(95,270,063)	$(44,745)	$-	$8,896,762

Net income	-	-	-	-	-	2,111,196	-	(482)	2,110,714
Acquisition of subsidiaries	-	-	-	-	-	-	-	(44,516)	(44,516)
Foreign currency translation	-	-	-	-	-	-	4,316	-	4,316
Issuance of vested shares	-	-	200,000	2,000	(2,000)	-	-	-	-
Stock-based compensation	-	-	-	-	263,732	-	-	-	263,732
Balance at June 30, 2026	2,305,357	$1,639,779	8,528,598	$85,286	$102,750,237	$(93,158,867)	$(40,429)	$(44,998)	$11,231,008

Net income	-	-	-	-	-	1,121,016	-	(4,875)	1,116,141
Foreign currency translation	-	-	-	-	-	-	33,849	-	33,849
Stock-based compensation	-	-	-	-	457,054	-	-	-	457,054
Balance at September 30, 2026	2,305,357	$1,639,779	8,528,598	$85,286	$103,207,291	$(92,037,851)	$(6,580)	$(49,873)	$12,838,052

See accompanying notes to unaudited condensed consolidated financial statements.

FIEE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

For the three and nine months ended September 30, 2025

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

FIEE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$3,578,371	$(1,266,575)

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,047,800	224,789
Amortization of right-of-use assets	30,756	34,852
Non-cash interest expense	-	8,671
Stock-based compensation	766,786	76,667
Issuance of warrants for service	-	1,074,716
Deferred taxes	(26,867)	-
Allowance for credit losses - other receivables	71,328	-
Amortization of deferred financing costs	150,000	-

Changes in operating assets and liabilities:
Accounts receivable	(5,819,458)	(187,347)
Other receivables	462,072	(430,822)
Prepaid expenses and other current assets	(97,602)	(71,180)
Other assets	12,007	(67,480)
Accounts payable	1,017,743	3,532
Contract liabilities	(1,395,423)	2,460,483
Income tax payable	(351,655)	-
Other payables	-	92,258
Accrued expenses and other current liabilities	570,877	561,735
Operating lease liabilities	(30,107)	(35,470)
Net cash (used in) provided by operating activities	(13,372)	2,478,829

Cash flows from investing activities:
Cash acquired in acquisition of Yinlian Culture and its consolidated VIE	876,595	-
Purchase of property, equipment and software	(527,402)	(6,095)
Purchase of intangible assets	-	(900,000)
Net cash provided by (used in) investing activities	349,193	(906,095)

Cash flows from financing activities:
Proceeds from the issuance of common stock	1,999,993	4,000,000
Proceeds from the issuance of convertible note	-	300,000
Payment of deferred financing costs	(163,830)	-
Net cash provided by financing activities	1,836,163	4,300,000

Effect of foreign exchange rate changes on cash	(30,023)	2,476

Net increase in cash	2,141,961	5,875,210
Cash - beginning	3,084,461	30,162
Cash - ending	$5,226,422	$5,905,372

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$675,781	$-

Supplemental disclosures of non-cash activities:
Non-cash common stock issued and to be issued that was recognized in deferred offering costs	$-	$150,000
Obtaining right-of-use assets in exchange for operating lease liability	$-	$79,580
Purchase of property, equipment, and intangible assets through increase in other payables	$-	$680,000
Addition to property, equipment and software through reclassification of prior year prepayment	$44,023	$-
Non-cash settlement of accounts receivable through direct customer payments to vendors, applied to prepaid expenses, accounts payable, and other payables.	$2,251,770	$-

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

We continue to grow and expand our operations as a digital service provider focused on integrating AI and data analytics into content creation and brand management. We offer a wide range of Software as a Service (“SaaS”) solutions through a cloud-based platform designed to support our clients in developing, managing, and optimizing their digital presence across global platforms, including customized graphics and posts, short videos, and editorial calendars aligned with brand goals. Through our multi-channel network (“MCN”) digital services, we provide key opinion leader (“KOL”) content distribution, traffic promotion, and artist brokerage services. We seek to leverage KOL visibility to drive audience engagement and artwork sales through our art exhibition and auction events.

Additionally, we offer comprehensive software development and maintenance services, delivering custom software solutions from system design and development to deployment and post-launch maintenance.

We also offer phygital art advisory services, which integrate physical artworks with digital technologies (“phygital”), currently focused on digital authentication of fine art. In the third quarter of 2026, we held an open-call competition to select artworks for our global touring exhibitions, laying the groundwork for the Company’s planned launch of curation and auction services.

On November 30, 2025, we completed the acquisition of Houren-Geiju Kabushikikaisha (“HGK”), a Japanese technology company specializing in phygital art advisory services for artworks, leveraging AI and blockchain technology to provide artwork digital authentication, valuation, and curation services for individual and corporate clients. This acquisition introduces AI image recognition and blockchain authentication technologies to the Company’s service portfolio, further bolstering our technological capabilities and optimizing our comprehensive brand management solutions for customers.

During the nine months ended September 30, 2026, the Company incorporated two new wholly owned subsidiaries: FiEE Channel Limited in Hong Kong on March 5, 2026, and FiEE Singapore Pte. Ltd. in Singapore on March 26, 2026. As of September 30, 2026, FiEE Singapore Pte. Ltd. had commenced its phygital art advisory services business, while FiEE Channel Limited had not yet commenced its auction services.

On May 31, 2026, the Company, through its wholly owned subsidiary FiEE (HK) Limited (“FiEE HK”), completed the acquisition of a 51% equity interest and 60% of the voting rights in Guangzhou Yinlian Culture Co., Ltd. (“Yinlian Culture”), a limited liability company formed under the laws of the People’s Republic of China (the “PRC”). Upon closing, Yinlian Culture became a consolidated subsidiary of the Company. Through the variable interest entity (“VIE”) agreements described in Note 5 (the “VIE Agreements”) relating to Guangzhou Maltose Culture Communication Co., Ltd. (“Maltose Culture”), a PRC limited liability company, the Company consolidates Maltose Culture as a VIE rather than through direct equity ownership. Through this acquisition, the Company commenced its music-related business, combining Maltose Culture’s music expertise with its AI capabilities to develop AI music infrastructure. See Note 4, Business Combination, and Note 5, VIE Arrangements, for further details.

Unless the context otherwise requires, references to “FiEE,” the “Company,” “we,” “our” and “us” refer to FiEE, Inc. and its consolidated subsidiaries and VIE, collectively. References to FiEE, Inc. as the parent refer only to the Delaware registrant. The following table lists the Company’s subsidiaries and consolidated VIE:

Entity Name	Place of Incorporation	FiEE’s Ownership	Principal Activities
FiEE (HK) Limited	Hong Kong	100.0%	SaaS service - MCN Digital Service, Software Service, Phygital Art Advisory Services
Houren-Geiju Kabushikikaisha	Japan	100.0%	Phygital Art Advisory Services
MTRLC LLC	United States	100.0%	Inactive
Minim Asia Private Limited	India	99.9%	Inactive
FiEE Channel Limited	Hong Kong	100.0%	Phygital Art Advisory Services
FiEE Singapore Pte. Ltd.	Singapore	100.0%	Phygital Art Advisory Services
Guangzhou Yinlian Culture Co., Ltd.	PRC	51.0%	Investment holding
Guangzhou Maltose Culture Communication Co., Ltd.	PRC	Consolidated through contractual VIE arrangements; no equity ownership	Music services

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts and operations of the Company, its subsidiaries and its consolidated VIE, where applicable. All intercompany accounts and transactions have been eliminated upon consolidation.

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

Liquidity

The Company’s operations have historically been primarily financed through the issuance of its common stock, $0.01 par value per share (the “Common Stock”), and preferred stock, $0.001 par value per share (the “Preferred Stock”). Since inception, the Company has incurred significant losses and negative cash flows from operations. The Company began generating operating profit in the fourth quarter of 2025 and has continued to do so thereafter. During the nine months ended September 30, 2026, the Company reported net income of $3.6 million, positive working capital of $9.0 million and an increase in cash of $2.1 million. The increase in cash reflected $13 thousand used for operating activities, $1.8 million provided by financing activities and $349 thousand provided by investing activities, partially offset by $30 thousand attributable to foreign exchange rate changes. As of September 30, 2026, the Company had an accumulated deficit of $92.0 million and cash of $5.2 million. Although the Company generated net income, positive working capital and negative operating cash flows during the nine months ended September 30, 2026 following changes in management and business strategy, it has incurred significant losses in prior years and has a limited history of profitability. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date the condensed consolidated financial statements are issued. The Company will continue to monitor its costs in relation to its sales and adjust its cost structure accordingly.

The Company’s condensed consolidated financial statements as of September 30, 2026 do not include any adjustments to the carrying amounts or classification of assets, liabilities, and reported expenses that may be necessary should the Company be unable to continue as a going concern. If the Company is unable to raise additional capital, it may be forced to liquidate its assets at amounts less than their carrying values, and investors could lose all or a portion of their investment.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2025. There were no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2026, except for the following updates resulting from transactions that occurred during the period.

Functional Currency

The functional currency of FiEE (HK) Limited and FiEE Channel Limited is the Hong Kong dollar (“HKD”). The functional currency of HGK is the Japanese yen (“JPY”). The functional currency of FiEE Singapore Pte. Ltd. is the U.S. dollar (“USD”). The functional currency of Yinlian Culture and Maltose Culture is the Chinese renminbi (“RMB”). Foreign currency transactions are translated into the respective functional currencies using exchange rates at the transaction dates, while monetary assets and liabilities denominated in foreign currencies are remeasured at period-end rates. The functional currency of all other entities of the Company is USD, which is also the reporting currency.

Assets and liabilities of entities whose functional currency differs from USD are translated into USD at period-end exchange rates. Equity accounts other than earnings generated in the current period are translated at the appropriate historical rates. Results of operations and cash flows of those entities are translated into USD at the average exchange rates during the reporting period. Resulting translation adjustments are reported in accumulated other comprehensive income or loss as a separate component of stockholders’ equity.

Property, Equipment and Software

Property, equipment and software primarily consist of equipment, vehicles, land, buildings and internal-use software customized by a vendor, which are stated at cost. Assets other than land are depreciated or amortized on a straight-line basis over their estimated useful lives. Land is not depreciated. Maintenance and repairs are charged to expense as incurred. Significant improvements that substantially enhance an asset’s useful life are capitalized and depreciated. When assets are retired or disposed of, their cost and related accumulated depreciation are removed from the balance sheet, and any resulting gain or loss is reflected in the Company’s statements of operations in the period realized. Costs incurred to develop internal-use software are capitalized only during the application development stage.

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

Income Taxes

Entities incorporated in Hong Kong are subject to Hong Kong Profits Tax at a rate of 8.25% on the first HKD 2 million of assessable profits and at 16.5% on assessable profits above that amount. There are no withholding taxes on the payment of dividends by entities incorporated in Hong Kong to their stockholders.

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

Entities incorporated in the United States are generally subject to U.S. federal corporate income tax at a statutory rate of 21%, as well as applicable state income taxes. Dividends paid by a U.S. entity to a non-U.S. shareholder are generally subject to U.S. withholding tax at a rate of 30%, subject to reduction under an applicable income tax treaty. Dividends paid to a U.S. shareholder are not subject to U.S. withholding tax.

Entities incorporated in the PRC are subject to PRC corporate income tax at a flat rate of 25% on chargeable income. Dividends paid by a PRC subsidiary to its non-PRC direct holding company are generally subject to PRC withholding income tax at a rate of 10%, unless reduced under an applicable tax treaty (for example, the Mainland-Hong Kong arrangement may reduce the rate to 5% if the Hong Kong recipient qualifies as a beneficial owner and meets the relevant shareholding threshold). Dividends paid by a PRC subsidiary to another PRC resident enterprise are generally not subject to withholding tax.

Segment reporting

The Company operates as a single operating segment. The Company’s chief operating decision maker (“CODM”), its Chief Executive Officer, reviews financial information on an aggregate basis to allocate resources and evaluate financial performance. The measure of segment profit or loss reviewed by the CODM is operating income. The Company’s primary operations were historically in the U.S. and, during the year ended December 31, 2025, primarily in Hong Kong. Beginning in March 2026, following the incorporation of its subsidiary in Singapore, the Company has derived substantially all of its revenues from Hong Kong and Singapore. As of September 30, 2026, the Company’s long-lived assets are mainly located in the U.S., Hong Kong, Japan and the PRC.

For the three and nine months ended September 30, 2026 and 2025, significant segment expenses that are regularly provided to the CODM and included in this measure consist of cost of revenues, selling, general, administrative, research and development expenses. These expenses are consistent with the amounts presented in the consolidated statements of operations. There are no other segment items as there are no significant assets or operations not regularly reviewed by the CODM.

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

Revenues from SaaS service- MCN Digital Service

Since March 2025, the Company has expanded SaaS operations as a digital service provider, delivering full-cycle services to brand clients through legally binding agreements. The Company offers full-service account management, content production and targeted promotion to grow followers across key platforms. Service packages are customizable via the SaaS portal. Customers may purchase value-added services with or after their purchase of a basic package. The Company’s services comprise two distinct performance obligations: (1) the basic service, which represents a single performance obligation because the promises for account setup, SaaS platform access, account management, and basic digital content creation and publishing are highly interdependent and bundled together; and (2) the value-added services, which represent a performance obligation for additional digital content created and customized to meet the customer’s specific requests. Each performance obligation has a standalone transaction price. The Company recognizes revenues from basic services ratably over the contract term beginning on the commencement date of each contract. Revenues from value-added services are recognized at a point in time when customers approve or accept the services or the system automatically approves them, whichever is later. The Company offers MCN digital services under two payment structures: (i) prepaid arrangements, under which customers are required to make an upfront payment that is non-refundable upon execution of the contract and is recorded as a contract liability until recognized as revenue; and (ii) post-paid arrangements, under which customers are granted payment terms of 90 days from the contract signing date. The 90-day credit period is offered to customers who satisfy the Company’s internal credit assessment criteria, which consider factors such as the customer’s credit profile, contract size and historical relationship. For post-paid arrangements, the Company records accounts receivable when the services are performed and the Company has an unconditional right to consideration. Customers retain the right to terminate the contract prior to its expiration date, subject to early termination fees, including information transfer fees and fan development fees. The Company regularly monitors the collectability of receivables arising from post-paid arrangements.

Revenues from Software Service

The Company enters into bundled arrangements that typically include the sale of on-premise software licenses, standard or customized modules, and maintenance and support (“M&S”) services. These arrangements are evaluated to determine whether the promises represent distinct performance obligations. The standard or customized modules are highly interdependent and interrelated with the software license and are therefore combined with the license as a single performance obligation, while the M&S services are capable of being distinct and are accounted for as a separate performance obligation. The M&S services are provided without a separately stated charge for a specified contract period, typically encompassing the first year of service following software delivery.

The transaction price is allocated to each performance obligation based on relative standalone selling prices (“SSPs”). The SSPs for the combined software license and customized or standard modules and for M&S services are determined using the adjusted market assessment approach, which considers market conditions, competitive pricing, the Company’s market position, expected profit margins and cost structure. For customized arrangements only, contracts include retention fees that represent variable consideration, as their payment is contingent upon no major defects being identified within a specified period. These retention fees are excluded from the initial transaction price. The related revenue is recognized only when it is probable that a significant reversal will not occur. Contracts for software licensing and M&S services generally include a renewal option for M&S services; however, the renewal option to acquire additional services is neither offered free of charge nor at a discount and accordingly does not represent a material right.

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

For contracts with customized modules, revenue from the combined software license and customized modules is recognized over time as the Company fulfills its performance obligations by developing and enhancing the software assets throughout the project period. The Company recognizes revenue using the output method based on the value of the services transferred to date relative to the total performance obligation promised. For contracts with standard modules, revenue from the combined software license and standard modules is recognized at a point in time upon final delivery and customer acceptance. Revenue from maintenance and support services for both types is recognized over time on a straight-line basis over the M&S contract period. This recognition pattern reflects the continuous transfer of services to the customer, who simultaneously receives and consumes the benefits of these services throughout the service period.

Revenues from Phygital Art Advisory Services

The Company currently generates revenue from its phygital art advisory services business line through digital authentication services for artworks, leveraging AI and blockchain technology. Services include microstructure analysis, AI image comparison, authenticity determination, blockchain registration, and issuance of digital authentication reports. Service packages are offered in standard and expedited editions, with fees calculated based on the dimensions of the artwork. These digital authentication services comprise a single performance obligation, as the promised services are highly interdependent and integrated to deliver a conclusive authentication outcome. The transaction price is fixed at contract inception. Revenue is recognized at a point in time upon delivery of the final digital authentication report and blockchain certificate to the client, when the client obtains control of the completed authentication package. The Company offers these services under two payment structures: (i) prepaid arrangements, where customers are required to make an upfront payment for the services, which is non-refundable upon execution of the contract and is recorded as a contract liability until recognized as revenue; and (ii) post-paid arrangements, where customers are granted payment terms of 90 days from the date on which the applicable service contract is signed. The Company extends post-service payment terms only to clients that satisfy its credit assessment criteria, which are evaluated on a client-by-client basis and include: (i) the client’s payment history with the Company, where available, including timely payments under the prepaid model; (ii) the client’s professional reputation and financial standing, as evidenced by membership in a rigorous professional association; and (iii) a review of publicly available litigation and legal dispute records, where feasible, to identify any history of defaults, judgments, or unresolved claims indicating heightened credit risk. For post-paid arrangements, the Company records accounts receivable when the services are performed and the Company has an unconditional right to consideration.

Revenues from others

Through the acquisition of Yinlian Culture and the Company’s VIE, Maltose Culture, in May 2026, the Company commenced its music services business. As the acquisition was completed on May 31, 2026, the Company recorded three months and four months of revenue from music services during the three and nine months ended September 30, 2026, respectively, and the amount was immaterial to the condensed consolidated financial statements.

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

As of September 30, 2026 and December 31, 2025, the remaining performance obligations related to MCN digital services purchased and paid for in advance by customers for basic and value-added packages amounted to $294,209 and $1,497,721, respectively. These amounts are expected to be recognized as revenue within the next 12 months.

The remaining performance obligations for software services as of September 30, 2026 and December 31, 2025, were $994,580 and $521,082, respectively, excluding retention fees. These amounts relate to unsatisfied performance obligations for the combined software license and customized modules, which are expected to be recognized as revenue upon the completion and customer acceptance of specific milestones, predominantly within the next three months.

As of September 30, 2026 and December 31, 2025, there were no remaining performance obligations related to phygital art advisory services.

Contract Costs

The Company recognizes the incremental costs of obtaining a contract with a customer if the Company expects the benefit of those costs to extend beyond one year. The Company has determined that certain sales commissions meet the requirements for capitalization and amortizes those costs consistently with the pattern of transfer of the goods and services under the contract. Total capitalized costs to obtain contracts were immaterial during the periods presented and, where applicable, are included in other current and long-term assets on the Company’s condensed consolidated balance sheets.

The Company applies a practical expedient to expense costs as incurred for costs to obtain a contract when the amortization period is one year or less.

Contract Balances

The Company records accounts receivable when it has an unconditional right to consideration. Accounts receivable balances were $4,575,896 and $2,110,715 as of September 30, 2026 and December 31, 2025, respectively. Subsequent to September 30, 2026 and through the date of this filing, the Company settled approximately $3.0 million of the accounts receivable balance outstanding as of September 30, 2026. Contract liabilities are recorded when customers remit payment prior to revenue recognition, representing the Company’s obligation to transfer services in the future. Contract liabilities were $101,896 and $1,497,721 as of September 30, 2026 and December 31, 2025, respectively.

Disaggregation of Revenue

The following table sets forth our revenues by product:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
SaaS – MCN digital services	$1,046,483	$1,752,196	$3,674,774	$1,797,314
Software services	607,374	187,346	2,305,473	187,346
Phygital art advisory services – Digital authentication	934,212	-	3,543,862	-
Others	32,455	-	43,744	-
	$2,620,524	$1,939,542	$9,567,853	$1,984,660

The following table sets forth our revenues by the timing of revenue recognition:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Recognized at a point in time	$1,931,598	$1,712,556	$7,740,443	$1,712,556
Recognized over time	688,926	226,986	1,827,410	272,104
	$2,620,524	$1,939,542	$9,567,853	$1,984,660

(4) BUSINESS COMBINATION

On March 23, 2026, FiEE HK entered into an Investment Agreement with Yinlian Culture, Maltose Culture, Guangzhou Qingniao Culture Co., Ltd., Shenzhen Yaojin Creative Media Co., Ltd., Cai Yuanyao, Zhang Dingcheng, and Zhang Rong (the “Investment Agreement”), pursuant to which FiEE HK agreed to acquire a 51% equity interest (and 60% of the voting rights) in Yinlian Culture for an aggregate purchase price of $51,000. Yinlian Culture was incorporated on February 11, 2026 to facilitate the investment in Maltose Culture. In connection with the signing of the Investment Agreement, a Shareholder Agreement was also entered into on March 23, 2026 (the “Shareholder Agreement”), governing the rights and obligations of the shareholders of Yinlian Culture, including, but not limited to, board composition and governance, voting rights, dividend rights and distribution thresholds, liquidation preference, and transfer restrictions. The acquisition closed on May 31, 2026. Through the VIE Agreements between Yinlian Culture and Maltose Culture, the Company obtained control over Maltose Culture, which is consolidated as a VIE of the Company.

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

The aggregate purchase price for the 51% equity interest was $51,000 in cash, which represents a capital contribution to be made by FiEE HK to Yinlian Culture. As of September 30, 2026, this amount remained unpaid because Yinlian Culture’s foreign currency capital account application had not yet been resolved. Notwithstanding this, Yinlian Culture maintains sufficient funds in its existing bank accounts to meet its current operational and liquidity requirements. The Company continues to engage with the relevant banking institution to complete the account opening process and will disclose any material development in subsequent filings.

On May 31, 2026, FiEE HK and Yinlian Culture entered into a Supplemental Agreement to the Investment Agreement (the “Supplemental Agreement”), previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026. Under the Supplemental Agreement, (i) FiEE HK waived, solely as a condition precedent to the first closing, the requirement that Yinlian Culture open a foreign exchange capital account capable of receiving the capital increase payment, provided that Yinlian Culture remains obligated to open such account following the first closing; (ii) the parties agreed that the first closing under the Investment Agreement occurs on the date the conditions precedent to the first closing are satisfied or waived, rather than within five business days thereafter, and that the signing date of the Supplemental Agreement is deemed the First Closing Date; and (iii) the parties agreed that FiEE HK’s payment of the RMB 354,807 (approximately $51,000) investment amount is due within seven business days from the date Yinlian Culture opens its foreign exchange capital account, rather than within seven business days following the first closing as originally provided.

Fair Value of Identifiable Assets Acquired and Liabilities Assumed

The purchase consideration was allocated to the identifiable assets acquired and liabilities assumed based on their estimated acquisition-date fair values. The noncontrolling interests were also measured at their acquisition-date fair values and consist of (i) the 49% equity interest in Yinlian Culture not acquired by the Company and (ii) the interest in Maltose Culture’s acquisition-date net assets attributable to its registered equity shareholders. The allocation is as follows:

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

Convertible Note

Under the same Investment Agreement, FiEE HK also agreed to provide, or cause an entity designated by FiEE HK to provide, a zero-interest convertible loan to Yinlian Culture in the principal amount of up to RMB 20,000,000 (approximately $2.9 million). The convertible loan is to be funded in three tranches and provides FiEE HK with the option, exercisable at any time by written notice, to either (i) require Yinlian Culture to repay all or any portion of the convertible loan in cash, or (ii) convert all or any portion of the convertible loan into additional equity in Yinlian Culture, which, upon full conversion, would result in FiEE HK and its designated entities collectively holding 60% of the total equity interests in Yinlian Culture. This convertible loan is accounted for as a separate financing arrangement and does not form part of the equity consideration in accordance with ASC 805-10-55-18. As of September 30, 2026, the Company had advanced approximately RMB 7.6 million (approximately $1.1 million) of the convertible loan. Upon consolidation, the intercompany loan receivable and payable were eliminated in their entirety, and no liability or receivable related to this convertible loan is recognized in the condensed consolidated balance sheets. The convertible loan effectively represents a cash transfer from FiEE, Inc. (the parent) to Yinlian Culture (the acquired subsidiary), of which $51,000 can be designated as capital contribution.

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

In order to establish effective control over, and the right to receive the economic benefits of, Maltose Culture, pursuant to the requirements of PRC law, Yinlian Culture entered into the following agreements with Maltose Culture, Yang Kai, and Zhang Dingcheng. The VIE Agreements were effective on March 23, 2026, and the related business registration changes were completed on March 26, 2026.

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

Financial Position and Results of Operations of the Consolidated VIE

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

The creditors of the consolidated VIE do not have recourse to the Company other than to the assets of the consolidated VIE. The following table summarizes the carrying amounts of the Company’s VIE assets and liabilities, revenue and net loss, after elimination of any intercompany transactions and balances, included in the Company’s condensed consolidated balance sheets at September 30, 2026:

September 30, 2026
Assets
Cash	$623,824
Accounts receivable	11,253
Prepaid expenses	155,102
Other receivables	84,706
Total Current Assets	874,885
Equipment, net	3,158
Total Assets	$878,043

Liabilities
Accrued expenses and other current liabilities	37,566
Total Liabilities	$37,566

From the date of initial consolidation through September 30, 2026
Revenue	$43,743
Net Loss	$10,931

(6) BALANCE SHEET COMPONENTS

Property, equipment and software, net

Property, equipment and software, net consists of the following:

	As of September 30, 2026	As of December 31, 2025
Internal use software	$268,877	$271,088
Equipment	11,714	8,137
Vehicles	132,760	133,852
Building	148,167	-
Land	428,245	-
Total property, equipment and software	989,763	413,077
Accumulated depreciation and amortization	(146,623)	(46,638)
Total property, equipment and software, net	$843,140	$366,439

For the three months ended September 30, 2026 and 2025, depreciation and amortization was $35 thousand and $47 thousand, respectively. Depreciation and amortization expense was $100 thousand and $119 thousand for the nine months ended September 30, 2026 and 2025, respectively.

Intangible assets, net

As part of the asset acquisitions completed on June 30, 2025 and November 30, 2025, the amounts allocated to the intangible assets acquired were approximately $1.3 million and $2.5 million, respectively, primarily consisting of acquired proprietary software. These assets comprise copyrights, associated patents and software source codes that are expected to provide future economic benefits to the Company. The allocation of the purchase price was performed on a relative fair value basis in accordance with ASC 805-50. The acquired proprietary software is being amortized over its estimated useful life of three years.

Intangible assets consisted of the following at September 30, 2026 and December 31, 2025:

	As of September 30, 2026			As of December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired group of proprietary software	$3,801,182	$(1,229,578)	$2,571,604	$3,811,598	$(281,763)	$3,529,835
	$3,801,182	$(1,229,578)	$2,571,604	$3,811,598	$(281,763)	$3,529,835

Amortization expense was $316 thousand and $106 thousand in the three months ended September 30, 2026 and 2025, respectively. Amortization expense was $948 thousand and $106 thousand in the nine months ended September 30, 2026 and 2025, respectively.

Estimated amortization expenses for the future years are as follows:

Years ending December 31,	Amortization
2026	$308,621
2027	1,266,852
2028	996,131
Total	$2,571,604

Other receivables, net

Other receivables as of September 30, 2026 consisted of security deposits for artworks of $668,512, other deposits of $4,605, and $70,012 due from a third party. The Company recorded an allowance for credit losses of $70,012 against the full amount due from the third party, resulting in a net balance of $673,117.

Other receivables as of December 31, 2025 primarily consisted of $1,132,558 of funds temporarily held in a settlement platform and pending transfer to the Company’s bank account and $85,134 of employee advances.

Prepaid and other current assets

Prepaid and other current assets consist of the following:

	September 30, 2026	December 31, 2025
Insurance fees - current	$65,268	$53,015
Cloud hosting fee	76,957	78,414
Prepayment for property purchase	-	44,613
Nasdaq annual listing fee	14,000	-
Prepaid music costs and vendor deposit	397,631	-
Prepaid taxes	408,843	-
Other	17,680	23,267
Total prepaid and other current assets	$980,379	$199,309

Other assets

Other assets consist of the following:

	September 30, 2026	December 31, 2025
Insurance fees - noncurrent	$54,476	$66,483
Deposits	15,073	15,197
Deferred offering costs	292,347	150,000
Total other assets	$361,896	$231,680

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30, 2026	December 31, 2025
Payroll & related benefits	$432,210	$305,789
Professional fees	380,965	271,501
Sales allowances	-	26,905
Sales and use tax	81,708	81,708
Other payable to Yixuntong	-	435,957
Project investment from partners	30,645	-
Other	46,818	47,877
Total accrued expenses and other current liabilities	$972,346	$1,169,737

(7) COMMITMENTS AND CONTINGENCIES

(a) Commitments

Except as disclosed elsewhere in the accompanying notes, the Company had no other material commitments as of September 30, 2026.

(b) Contingencies

Contingencies on potential lawsuits

The Company reviews the status of its legal proceedings and records a provision for a liability when it is considered probable that a liability has been incurred and the amount of the loss can be reasonably estimated. This review is updated periodically as additional information becomes available. If both criteria are not met, the Company reassesses whether there is at least a reasonable possibility that a loss, or additional losses, may be incurred. If there is a reasonable possibility that a loss may be incurred, the Company discloses the estimate of the amount of the loss or range of losses, or that the amount is not material, or that an estimate of the loss cannot be made. At September 30, 2026, the Company is not currently a party to any legal proceedings that, if determined adversely to the Company, in management’s opinion, are currently expected to individually or in the aggregate have a material adverse effect on the Company’s business, operating results or financial condition taken as a whole. The Company expenses its legal fees as incurred.

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

Uncertainty on the business operations

For the three and nine months ended September 30, 2026, the Company’s operations depended in part on the continued service of its senior management, whose relationships with artists support the expansion and development of the Company’s primary customer base. The loss of key management or technical personnel could adversely affect the Company’s ability to maintain these relationships and develop its technology-driven services.

(8) SIGNIFICANT CUSTOMERS AND DEPENDENCY ON KEY SUPPLIERS

During the three and nine months ended September 30, 2026, the Company had one customer that individually accounted for approximately 26% and 18% of its total revenues for the three and nine months ended September 30, 2026, respectively, and one customer that individually accounted for 26% of its accounts receivable for the period ended September 30, 2026. One supplier accounted for approximately 100% of the Company’s total accounts payable as of September 30, 2026. Other than the foregoing, no other customer or supplier accounted for 10% or more of the Company’s total revenue, accounts receivable, or accounts payable.

During the three and nine months ended September 30, 2025, no supplier accounted for 10% or more of the Company’s total cost of revenues, and no other customer or supplier accounted for 10% or more of the Company’s total revenue, accounts receivable, or accounts payable.

(9) CONVERTIBLE NOTE PAYABLE TO RELATED PARTY

The Company entered into an unsecured promissory note (the “Convertible Note”) effective February 18, 2025, with David Lazar, a stockholder holding more than 10% of the Company’s outstanding shares and a former officer and director. Under the terms of the Convertible Note, the Company agreed to pay Mr. Lazar a principal amount of $300,000, bearing interest at an annual rate of approximately 4.34%, with the full principal and interest balance due on or before December 31, 2025. Upon stockholders’ approval in October 2025, the Convertible Note automatically converted into shares of the Company’s common stock at a conversion price of $0.25 per share.

The Convertible Note payable to the related party was accounted for as a single liability in accordance with Accounting Standards Update (“ASU”) 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.

On October 27, 2025, at the Company’s 2025 Annual Meeting of Stockholders, stockholders approved the conversion of the Convertible Note. Pursuant to the terms of the Convertible Note, it automatically converted into 1,235,814 shares of common stock. As of December 31, 2025, the Convertible Note had no outstanding balance.

(10) RELATED PARTY TRANSACTIONS

The Company had related party transactions during the three and nine months ended September 30, 2026 and 2025.

●	VIE arrangement with a related party. See Note 5 for details.

●	Convertible note issued to a related party. See Note 9 for details.

●	Equity transactions with stockholders. See Note 12 for details.

(11) EARNINGS (LOSS) PER SHARE

The Company’s Series A Convertible Preferred Stock, $0.001 par value per share (“Series A Preferred Stock”), is considered a participating security because it has the right to participate in dividends with common stockholders on an as-converted basis. Accordingly, the Company applies the two-class method to compute basic and diluted earnings (loss) per share. Under the two-class method, net income is allocated between common stockholders and participating securities based on their respective rights to receive dividends as if all earnings for the period had been distributed. Net losses are not allocated to the Series A Preferred Stock, as holders do not have a contractual obligation to share in losses.

Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock. Potentially dilutive securities include convertible Preferred Stock, warrants, and restricted stock units. Warrants are included in diluted EPS using the treasury stock method. For convertible Preferred Stock that is a participating security, diluted EPS is calculated using the more dilutive of the two-class method or the if-converted method in accordance with ASC 260. Under the two-class method, the numerator used in diluted EPS is consistent with that used in basic EPS. Potential common shares are included only to the extent they are dilutive, and anti-dilutive securities are excluded.

Earnings (loss) per share for the three and nine months ended September 30, 2026 and 2025, respectively, were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Basic earnings (loss) per common share:
Net income (loss) attributable to owners of parent	$1,121,016	$(252,985)	$3,583,728	$(1,266,575)
Less: Preferred stock dividend declared	-	-	-	-
Income (loss) available for distribution	1,121,016	(252,985)	3,583,728	(1,266,575)
Less: Income allocated to participating securities	(307,762)	-	(1,002,586)	-
Net income (loss) attributable to common stockholders	$813,254	$(252,985)	$2,581,142	$(1,266,575)

Weighted average basic shares outstanding	8,528,598	6,295,961	8,309,153	5,037,981
Basic earnings (loss) per common share	$0.10	$(0.04)	$0.31	$(0.25)

Diluted earnings (loss) per common share:

Weighted average basic shares outstanding	8,528,598	6,295,961	8,309,153	5,037,981
Dilutive effect related to warrants	2,069,526	-	2,257,218	-
Weighted average diluted shares outstanding	10,598,124	6,295,961	10,566,371	5,037,981
Diluted earnings (loss) per common share	$0.08	$(0.04)	$0.24	$(0.25)

Diluted earnings (loss) per common share for the three and nine months ended September 30, 2026 and 2025 excludes the effects of 3,227,500 and 7,666,186 common share equivalents, respectively, since such inclusion would be anti-dilutive. The common share equivalents consist of shares of Common Stock issuable upon the exercise or conversion of outstanding Series A Preferred Stock, warrants, restricted stock units and convertible note (including certain securities requiring stockholder approval prior to exercise or conversion).

(12) EQUITY

Preferred Stock and Warrants

On February 18, 2025, the Company entered into a Securities Purchase Agreement (the “February 18, 2025 SPA”) with Lazar, and Cao Yu, Hu Bin, and Youxin Consulting Limited (collectively, the “Purchasers”), which was subsequently amended on May 9, 2025. Pursuant to the February 18, 2025 SPA and its amendment, David Lazar (“Lazar”), a former director and officer of the Company, sold to the Purchasers (i) 2,219,447 shares of Series A Preferred Stock, (ii) a warrant to purchase up to 2,800,000 shares of Common Stock at an exercise price of $1.00 per share, subject to adjustment (the “Warrant”), and (iii) certain receivables owed by the Company to Lazar associated with the transaction (the “Lazar Receivables”). On April 10, 2025, Lazar transferred an additional 31,258 shares of Series A Preferred Stock to the Purchasers (together with the previously transferred shares and the Warrant, the “Securities”). The aggregate purchase price for the Securities and the Lazar Receivables was $500,000, of which $300,000 was directed by Lazar to be paid to the Company in exchange for a convertible note. The Purchasers also paid a $3.4 million earn-out payment to Lazar for his efforts related to the Company’s successful relisting on Nasdaq as of September 30, 2025. As of September 30, 2025, the Lazar Receivables were forgiven for the benefit of the Company, and the Warrant was amended and restated to eliminate the beneficial ownership limitations previously contained therein. No dividends have been declared or paid on the Common Stock or the Series A Preferred Stock as of September 30, 2026 and December 31, 2025.

As of September 30, 2026 and December 31, 2025, the Company had 2,305,357 shares of Series A Preferred Stock issued and outstanding. Each share of Series A Preferred Stock is convertible, at the option of the holder, into 1.4 shares of Common Stock, votes on an as-if-converted basis, and has full ratchet protection in any subsequent offerings. The Warrant remained outstanding as of September 30, 2026.

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

On January 30, 2026, the Company entered into a securities purchase agreement (the “2026 Purchase Agreement”) with certain purchasers named therein (the “2026 Purchasers”), pursuant to which the Company agreed to sell and issue to the 2026 Purchasers, at the closing of the private placement (the “Closing”) in March 2026, an aggregate of 394,476 shares of Common Stock (the “Shares”), at an offering price of $5.07 per Share. The Closing occurred on March 31, 2026. The Company received total gross proceeds of $1,999,993 from the 2026 Purchasers. As of September 30, 2026, $3,945 was recorded as Common Stock and $1,942,225 was recorded as additional paid-in capital (“APIC”), net of $53,823 of legal fees related to the offering, which were charged to APIC.

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

In consideration for Helena’s execution and delivery of the Helena Purchase Agreement, the Company issued to Helena, as a commitment fee, shares of Common Stock (the “Commitment Fee Shares”), having an aggregate value of $150,000, of which (i) 71,572 shares of Common Stock were issued on May 14, 2025, and (ii) 71,572 shares of Common Stock were issued on August 11, 2025. The Commitment Fee Shares were fully earned as of the execution date of the Helena Purchase Agreement, and the issuance of the Commitment Fee Shares was not contingent upon any other event or condition. The number of the Commitment Fee Shares issued in each tranche was determined by dividing $75,000 by the lowest Volume Weighted Average Price (VWAP) of the Common Stock during the five trading days immediately preceding the agreement date. As of September 30, 2026, the $150,000 commitment fee previously recorded as deferred offering costs was fully amortized and expensed, as the Company had not sold any shares and does not expect to sell any shares in the future under the Helena Purchase Agreement.

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

ATM Sales Agreement

In June 2026, the Company entered into a sales agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners (“A.G.P.”) under which the Company may offer and sell up to an estimated $6,272,809 of shares of Common Stock from time to time through an “at the market” offering program under which A.G.P. will act as sales agent. Pursuant to the Sales Agreement, the Company has agreed to pay A.G.P. a commission of 3.25% of the aggregate gross proceeds from any shares of Common Stock sold by A.G.P. The Company has no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. During the nine months ended September 30, 2026, the Company did not sell any shares of Common Stock pursuant to the Sales Agreement.

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

Compensation expense is recognized on a straight-line basis over the service period. For the nine months ended September 30, 2026, the Company recognized $61,333 of stock-based compensation expense related to these awards, representing the portion of the service period completed during the nine months ended September 30, 2026. This amount is recorded as an increase to additional paid-in capital and is included in general and administrative expenses in the consolidated statements of operations.

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

The following table summarizes the stock-based compensation expense for the director equity fees by line item in the consolidated statements of operations and comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative	$-	$76,667	$61,333	$76,667

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

The following table summarizes the stock-based compensation expense for the 2025 Plan by line item in the consolidated statements of operations and comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Selling and marketing	$170,289	$-	$262,837	$-
General and administrative	286,765	-	442,616	-
Total stock-based compensation expense	$457,054	$-	$705,453	$-

As of September 30, 2026, there was approximately $3.3 million of unrecognized compensation cost related to these RSUs, which is expected to be recognized over a weighted-average period of approximately 2.17 years.

(13) SUBSEQUENT EVENTS

The Company has evaluated subsequent events from September 30, 2026 through November 13, 2026, the date that the unaudited condensed consolidated financial statements were issued, and has determined that there are no additional events requiring recognition or disclosure in the financial statements.

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

Overview

We historically delivered a comprehensive WiFi/SaaS platform to make connected homes safe and supportive for life and work. We continue to grow and expand our operations as a digital service provider focused on integrating AI and data analytics into content creation and brand management. In addition to our SaaS solutions, we offer customized software development services, phygital art advisory services and music services.

As part of our ongoing strategic initiatives, we have integrated AI and blockchain technology into our phygital art advisory services through the acquisition of HGK, enhancing the security, transparency, and efficiency of our services and systems. Through our acquisition of Yinlian Culture and its VIE, Maltose Culture, we have further expanded into the AI music business, combining music content creation and distribution with AI capabilities to build an advanced AI music ecosystem.

Our phygital art advisory services integrate fine art digital authentication, valuation, curation, auctions, and blockchain-based provenance, supported by advanced imaging and AI-driven analysis. By combining these capabilities with our MCN digital services, we leverage KOL visibility to drive audience engagement and artwork sales.

Following quarter-end, in October 2026, we hosted an international art exhibition and an auction. The event connected artwork resources, KOL networks and collector demand through physical exhibitions and digital platforms, including content promotion, audience engagement, online auction participation and transaction completion.

These strategic initiatives reflect our commitment to innovation and expansion, positioning us for long-term growth and success in emerging industries.

Key Factors Affecting Our Performance

Generally, our gross margin depends on a number of factors, including the type of service and customer category. Digital content services tend to have higher gross margins but require ongoing investments; software development services have gross margins that vary based on project complexity; and phygital art advisory services, which leverage AI and blockchain technologies, have high gross margin potential.

Our future growth is largely dependent on our ability to acquire new customers, which is crucial for expanding our SaaS - MCN digital services, software services, phygital art advisory services, and music services. This will rely on the effectiveness of our marketing and sales efforts to reach teams and organizations across diverse industries. The success of our growth strategy, as well as our future prospects, hinges on our ability to attract and retain new customers. While we see a substantial market opportunity in the MCN business, continued investment in sales and marketing, research and development, and customer support will be essential to further grow our international customer base.

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

Results of Operations

The following table sets forth certain financial data derived from our condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025, presented in absolute dollars, with dollars and percentage change period over period:

	Three Months Ended				Nine Months Ended
	September 30, 2026	September 30, 2025	$ Change	% Change	September 30, 2026	September 30, 2025	$ Change	% Change
Revenues	$2,620,524	$1,939,542	$680,982	35.1%	$9,567,853	$1,984,660	$7,583,193	382.1%
Cost of revenues	692,543	291,739	400,804	137.4%	2,272,094	336,419	1,935,675	575.4%
Gross profit	1,927,981	1,647,803	280,178	17.0%	7,295,759	1,648,241	5,647,518	342.6%
Operating expenses:
Selling and marketing	171,113	32,349	138,764	429%	457,766	49,160	408,606	831.2%
General and administrative	960,441	1,716,060	(755,619)	(44)%	2,895,476	2,660,300	235,176	8.8%
Research and development	43,962	-	43,962	N/A	119,775	47,419	72,356	152.6%
Total operating expenses	1,175,516	1,748,409	(572,893)	(32.8)%	3,473,017	2,756,879	716,138	26%

Operating income (loss)	752,465	(100,606)	853,071	(847.9)%	3,822,742	(1,108,638)	4,931,380	(444.8)%

Total other income (expense)	(1,837)	(12,194)	10,357	(84.9)%	53,842	(17,752)	71,594	(403.3)%

Income (loss) before income taxes	750,628	(112,800)	863,428	(765.5)%	3,876,584	(1,126,390)	5,002,974	(444.2)%
Income tax expense (benefit)	(365,513)	140,185	(505,698)	(360.7)%	298,213	140,185	158,028	112.7%
Net income (loss)	$1,116,141	$(252,985)	$1,369,126	(541.2)%	$3,578,371	$(1,266,575)	$4,844,946	(382.5)%
Attributable to noncontrolling interests	(4,875)	-	(4,875)	N/A	(5,357)	-	(5,357)	N/A
Attributable to owners of parent	$1,121,016	$(252,985)	$1,374,001	(543.1)%	$3,583,728	$(1,266,575)	$4,850,303	(382.9)%

Comparison of the three and nine months ended September 30, 2026 to the three and nine months ended September 30, 2025

The following table sets forth our revenues by product and the changes in revenues for the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025:

	Three Months Ended				Nine Months Ended
	September 30, 2026	September 30, 2025	$ Change	% Change	September 30, 2026	September 30, 2025	$ Change	% Change
SaaS – MCN digital services	$1,046,483	$1,752,196	$(705,713)	(40.3)%	$3,674,774	$1,797,314	$1,877,460	104.5%
Software services	607,374	187,346	420,028	224.2%	2,305,473	187,346	2,118,127	1,130.6%
Phygital art advisory services	934,212	-	934,212	N/A	3,543,862	-	3,543,862	N/A
Others	32,455	-	32,455	N/A	43,744	-	43,744	N/A
Total	$2,620,524	$1,939,542	$680,982	35.1%	$9,567,853	$1,984,660	$7,583,193	382.1%

Revenues

Our revenues increased by $0.7 million and $7.6 million for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, respectively. The increase in revenues primarily reflects the Company’s strategic transition from legacy hardware operations to SaaS solutions, with a new business model focusing on integrating AI and big data into content creation and brand management, and the successful expansion into multiple new business lines, including SaaS - MCN digital services, software services, phygital art advisory services (currently, digital authentication services), and other services, most of which experienced rapid growth following their launch. Notably, during March 2025, we successfully secured our first customer orders and generated initial sales, marking a critical milestone in the strategic pivot. Our target clients are individuals or entities seeking to grow their online presence as influencers or content creators, enterprises requiring customized software solutions, art owners and institutions in need of phygital art advisory services, and participants in the music industry.

For our SaaS - MCN digital services, as of September 30, 2026, we onboarded 939 customers, representing total service fees of $9.2 million, of which $9.0 million has been recognized as revenue cumulatively. During the nine months ended September 30, 2026, we recognized $3.7 million in revenue from this business.

We introduced customized software services in July 2025. As of September 30, 2026, we had secured contracts totaling $4.1 million for software services. We recognized $2.3 million of software-services revenue during the nine months ended September 30, 2026 under the applicable over-time or point-in-time revenue recognition model. The number of software-services customers increased by one from June 30, 2026, bringing the total to 32 as of September 30, 2026.

Through the acquisition of HGK in November 2025, we added the ability to provide phygital art advisory services. As of September 30, 2026, this business had generated cumulative revenue of $3.9 million, including $3.5 million recognized in the nine months ended September 30, 2026, serving five corporate clients and 601 individual clients in total, with related accounts receivable amounting to $2.2 million. This business leverages AI and blockchain technology to provide digital authentication.

We expect to commence new revenue streams beginning in the fourth quarter of 2026, including art curation, auction services, and MCN brokerage services. These services are expected to generate revenue in Q4 2026. Accordingly, no assurance can be given that these new revenue streams will materialize as expected, and any revenue contribution in the fourth quarter of 2026 may be limited and may not be indicative of future periods.

Cost of Revenue and Gross Margin

Cost of revenue for the three and nine months ended September 30, 2026 consisted primarily of direct labor costs; amortization of certain acquired intangible assets and software development costs; outsourced authentication service costs; and other costs attributable to the provision of service offerings.

Cost of revenue for the three and nine months ended September 30, 2025 consisted primarily of the cost of direct labor and cloud service costs.

The increase in gross profit was attributable to higher revenue in the three and nine months ended September 30, 2026. Our gross margin can be affected by a number of factors, primarily including changes in average selling price and foreign exchange rates, as well as fluctuations in our cost of revenue due to changes in labor costs, outsourced authentication service costs and cloud service costs.

The following table presents revenues and gross margin, for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30, 2026	September 30, 2025	$ Change	% Change	September 30, 2026	September 30, 2025	$ Change	% Change
Revenues	$2,620,524	$1,939,542	$680,982	35.1%	$9,567,853	$1,984,660	$7,583,193	382.1%
Cost of revenue	692,543	291,739	400,804	137.4%	2,272,094	336,419	1,935,675	575.4%
Gross margin	73.6%	85%			76.3%	83%

Gross margin decreased to 73.6% and 76.3% for the three and nine months ended September 30, 2026, from 85.0% and 83.0% for the three and nine months ended September 30, 2025, respectively. The decrease primarily reflected higher amortization costs included in cost of revenues. The Company launched its SaaS-MCN digital services in March 2025 and introduced software services in July 2025, before adding phygital art advisory services following the November 2025 acquisition of HGK. These changes in service mix and the related cost structure affect period-to-period comparability.

The expansion of our MCN digital services, software services and phygital art advisory services has changed our revenue mix and cost structure. Although MCN digital services use AI and data analytics to reduce reliance on manual labor, consolidated gross margins decreased in the three and nine months ended September 30, 2026, compared with the three and nine months ended September 30, 2025, respectively.

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

Selling and Marketing

Selling and marketing expenses consist primarily of business promotion and corporate publicity expenses. The following table presents selling and marketing expenses for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30, 2026	September 30, 2025	$ Change	% Change	September 30, 2026	September 30, 2025	$ Change	% Change
Selling and marketing	$171,113	$32,349	$138,764	429.0%	$457,766	$49,160	$408,606	831.2%

Selling and marketing expenses increased by $139 thousand and $409 thousand in the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025, respectively, primarily due to the Company’s business transformation and stock-based compensation expenses in connection with equity awards granted in May 2026 under the 2025 Plan. For the nine months ended September 30, 2026, selling and marketing expenses primarily reflected costs related to the expansion of our four core business lines– SaaS- MCN digital services, software services, phygital art advisory services, and other services – as well as corporate branding initiatives.

For the remainder of fiscal 2026, we expect selling and marketing expenses to fluctuate with sales levels because certain expenses, such as commissions, are determined based on revenue. Forecasting selling and marketing expenses is highly dependent on expected revenue levels, and actual expenses could vary significantly with actual revenue achieved in any given quarter. Marketing expenses may also fluctuate depending on the timing, extent and nature of marketing programs.

General and Administrative

General and administrative expenses consist of salaries and related expenses for executives, finance and accounting, human resources, information technology (“IT”), professional fees, facility allocations, and other general corporate expenses. The following table presents general and administrative expenses, for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30, 2026	September 30, 2025	$ Change	% Change	September 30, 2026	September 30, 2025	$ Change	% Change
General and administrative	$960,441	$1,716,060	$(755,619)	(44.0)%	$2,895,476	$2,660,300	$235,176	8.8%

General and administrative expenses decreased by $756 thousand for the three months ended September 30, 2026 compared with the three months ended September 30, 2025 and increased by $235 thousand for the nine months ended September 30, 2026 compared with the nine months ended September 30, 2025, respectively. The quarterly decrease primarily reflected the absence of the prior-year warrant compensation expense. The nine-month increase primarily reflected higher share-based compensation expense, legal and audit fees, and other fees.

Future general and administrative expense increases or decreases in absolute dollars are difficult to predict because certain costs are hard to forecast.

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

	Three Months Ended				Nine Months Ended
	September 30, 2026	September 30, 2025	$ Change	% Change	September 30, 2026	September 30, 2025	$ Change	% Change
Research and development	$43,962	$-	$43,962	N/A	$119,775	$47,419	$72,356	152.6%

Research and development expenses increased by $44 thousand and $72 thousand in the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025, respectively. The increase primarily reflects ongoing enhancements and optimizations to our system during the respective periods.

Research and development expenses may fluctuate depending on the timing and number of development activities and could vary significantly as a percentage of revenues, depending on actual revenues achieved in any given year.

Income Tax (Expense) Benefit

	Three Months Ended				Nine Months Ended
	September 30, 2026	September 30, 2025	$ Change	% Change	September 30, 2026	September 30, 2025	$ Change	% Change
Income tax expense (benefit)	$(365,513)	$140,185	$(505,698)	(360.7)%	$298,213	$140,185	$158,028	112.7%

The Company recorded an income tax benefit of $365,513 and income tax expense of $298,213 for the three and nine months ended September 30, 2026, respectively, compared with income tax expense of $140,185 for the three and nine months ended September 30, 2025, respectively. The benefit primarily reflected a reversal of previously accrued income taxes due to an adjustment to the Company’s intercompany charging strategy.

The Company recognized deferred tax assets of $27,102 as of September 30, 2026, which arose primarily from the allowance for credit losses on other receivables.

Liquidity and Capital Resources

The Company’s operations have historically been primarily financed through the issuance of Common Stock and Preferred Stock. Since inception, the Company has incurred significant losses and negative cash flows from operations and an accumulated deficit of $92.0 million. The Company began generating operating profit in the fourth quarter of 2025 and has continued to do so thereafter. During the nine months ended September 30, 2026, the Company reported a net income of $3.6 million. As of September 30, 2026, we had cash of $5.2 million as compared to $3.1 million on December 31, 2025. On September 30, 2026, we had no outstanding borrowings and a positive working capital of $9.0 million. Our ability to maintain adequate levels of liquidity depends in part on our ability to generate cash from operations and our ability to raise additional funds through equity or debt financing. We are evaluating options related to our liquidity and will continue to monitor our costs in relation to our sales and adjust our cost structure accordingly.

In June 2026, we entered into the Sales Agreement with A.G.P. under which we may offer and sell up to an estimated $6,272,809 of shares of our Common Stock from time to time through an “at the market” offering program under which A.G.P. will act as sales agent. Pursuant to the Sales Agreement, we have agreed to pay A.G.P. a commission of 3.25% of the aggregate gross proceeds from any shares of Common Stock sold by A.G.P. We have no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. During the nine months ended September 30, 2026, we did not sell any shares of Common Stock pursuant to the Sales Agreement.

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

Our condensed consolidated financial statements as of September 30, 2026 were prepared under the assumption that we will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt exists about our ability to continue as a going concern, and we will require additional liquidity to continue operations during the 12 months following the date the condensed consolidated financial statements are issued.

Our condensed consolidated financial statements as of September 30, 2026 do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if we were unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or part of their investment.

Cash Flows

The following table presents our cash flows for the periods presented:

	For the Nine Months Ended September 30,
	2026	2025
Cash (used in) provided by operating activities	$(13,372)	$2,478,829
Cash provided by (used in) investing activities	349,193	(906,095)
Cash provided by financing activities	1,836,163	4,300,000
Effect of foreign exchange rate changes on cash	(30,023)	2,476
Net increase in cash	$2,141,961	$5,875,210

Cash Flows from Operating Activities. Cash used for operating activities was $13 thousand for the nine months ended September 30, 2026, compared with net income of $3.6 million. Noncash adjustments included $1.0 million of depreciation and amortization, $767 thousand of stock-based compensation and $150 thousand of amortization of deferred financing costs. Operating-asset and liability changes included a $5.8 million increase in accounts receivable and decreases of $1.4 million in contract liabilities and $352 thousand in income tax payable, partially offset by a $462 thousand decrease in other receivables and increases of $571 thousand in accrued expenses and other current liabilities and $1.0 million in accounts payable. These adjustments are not necessarily cash receipts or payments in the amounts of the related balance changes. The introduction of post-paid arrangements for MCN digital services and phygital art advisory services in the second quarter of 2026 changed the timing of collections relative to service delivery. Customers under those arrangements are granted payment terms of 90 days from the contract signing date. The Company continues to monitor collectability. The cash outflow related to operating activities for the nine months ended September 30, 2026 was primarily due to a security deposit for artworks and slower collection of accounts receivable.

Cash provided by operating activities of $2.5 million during the nine months ended September 30, 2025 reflected our net loss of $1.3 million, adjusted for non-cash expenses, consisting primarily of $1.1 million in issuance of warrants for service, $225 thousand in depreciation and amortization expense and $77 thousand in stock-based compensation. Uses of cash included an increase in other receivables of $431 thousand. Sources of cash included an increase of contract liabilities of $2.5 million.

Cash Flows from Investing Activities. During the nine months ended September 30, 2026, investing activities provided $349 thousand of net cash, consisting of $877 thousand of cash acquired in the acquisition of Yinlian Culture and its consolidated VIE, partially offset by $527 thousand used to purchase property, equipment and software.

During the nine months ended September 30, 2025, cash used in investing activities consisted of $6 thousand in purchase of property and equipment and $900 thousand in purchase of intangible assets.

Cash Flows from Financing Activities. Cash provided by financing activities during the nine months ended September 30, 2026 consisted of gross proceeds from issuance of Common Stock of $2.0 million, partially offset by payment of deferred financing costs of $164 thousand.

Cash provided by financing activities during the nine months ended September 30, 2025 consisted of proceeds from the issuance of Common Stock of $4 million and the net proceeds from the issuance of a convertible note of $300 thousand.

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

We do not believe our current cash will be sufficient to fund working capital requirements, capital expenditures and operations during the 12 months following the date the condensed consolidated financial statements are issued. Our ability to continue as a going concern depends on our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures and increase revenues. Based on these factors, management determined that substantial doubt exists about the Company’s ability to continue as a going concern. We will continue to monitor costs in relation to sales and adjust our cost structure accordingly.

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

As of September 30, 2026, we have U.S. federal net operating loss carryforwards from prior years available to reduce future U.S. federal taxable income. A valuation allowance has been established for the full amount of deferred tax assets recognized in our U.S. entity as management has concluded that it is more likely than not that the benefits from such assets will not be realized. As a result, as of September 30, 2026 and December 31, 2025, we recorded a valuation allowance against our net deferred tax assets to the extent that such assets were recognized in our U.S. entity.

To support our strategic transition to SaaS solutions and the scaling of our AI-driven platform, management anticipates requiring approximately $10 million in total funding over the period from 2026 through 2028. We plan to allocate (1) $4.0 million in 2026 to develop AI technology for content and build a fan community and membership system, (2) $3.0 million in 2027 to enhance our SaaS system and develop security features for other intellectual property protection technologies, and (3) $3.0 million in 2028 to advance AI media development and expand content creation capabilities. Actual timing and expenditures depend on operational priorities, market conditions and the availability of financing.

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

Commitments and Contractual Obligations

During the three months ended September 30, 2026, except as otherwise disclosed in this Quarterly Report on Form 10-Q, there were no material changes to our capital commitments and contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of September 30, 2026. See Note 7 to the accompanying condensed consolidated financial statements for additional disclosure.

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

Our critical accounting policy is revenue recognition, and no critical accounting estimates were identified, as described under “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025. For the nine months ended September 30, 2026, the Company’s critical accounting policy remains revenue recognition, and no critical accounting estimates were identified.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2026 because of the material weakness in internal control over financial reporting described below.

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

Management has continuously implemented remediation measures to strengthen the Company’s internal control environment, including the implementation of enhanced management review procedures. In the third quarter of 2026, the Company further addressed the staffing shortfall by attracting and retaining personnel with appropriate professional accounting credentials, including staff holding a qualification from the American Institute of Certified Public Accountants (“AICPA”). While the material weakness will not be considered fully remediated until the enhanced controls operate for a sufficient period of time and management has concluded, through testing, that the related controls are effective, management believes these actions have significantly strengthened the control environment.

Plan of Remediation of Material Weakness in Internal Control Over Financial Reporting

To address the material weakness, management has developed and has been actively implementing the following remediation plan:

●	Increase Accounting Staffing: We have successfully allocated additional resources to the accounting department, including the hiring of qualified personnel with an AICPA qualification and SEC reporting expertise during the third quarter of 2026.

●	Enhance Review Processes: Management has implemented enhanced review and approval procedures for journal entries and financial reporting, including establishing more rigorous internal controls and implementing a formalized secondary review process by qualified personnel for all significant financial transactions. These enhanced procedures are now in effect and are being consistently applied.

●	Training and Development: We have provided additional training to key personnel involved in the financial reporting process to enhance their knowledge and capability in identifying and addressing accounting and financial reporting issues.

●	Ongoing Monitoring and Evaluation: Management will continuously monitor and assess the effectiveness of these measures to ensure that the remediation efforts are achieving their intended objectives. This includes ongoing evaluation of the newly implemented staffing enhancements and reinforced review processes.

We will continue to evaluate and improve our internal control over financial reporting to address this issue and ensure the effectiveness of our financial reporting processes. Although we have taken steps to implement our remediation plan, management believes these actions have significantly strengthened the control environment. However, the material weakness will not be considered fully remediated until the enhanced controls operate for a sufficient period of time and management has concluded, through testing, that the related controls are effective. We will continue to monitor the effectiveness of our remediation plan and refine the remediation plan as appropriate.

Changes in Internal Control Over Financial Reporting

The Company has implemented changes in its internal control over financial reporting, including the addition of qualified accounting personnel and formalization of enhanced review procedures, to address the material weakness described above. Except as described above, there were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

During the three months ended September 30, 2026, no director or officer of FiEE adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description
3.1	Third Amended and Restated Bylaws of FiEE, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 14, 2026).
10.1	Form of Termination Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 14, 2026).
10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 16, 2026).
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIEE, INC. (Registrant)

Date: November 13, 2026	By:	/s/ Li Wai Chung
Li Wai Chung Chief Executive Officer and President (Principal Executive Officer and Duly Authorized Officer)

Date: November 13, 2026	By:	/s/ Cao Yu
Cao Yu Chief Financial Officer (Principal Financial and Accounting Officer)